Form 10-Q
period 2010-06-30
TESLA MOTORS INC
filed 2010-08-13
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34756

Tesla Motors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2197729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Deer Creek Road Palo Alto, California	94304
(Address of principal executive offices)	(Zip Code)

(650) 681-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010, there were 93,197,938 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$47,304	$69,627
Accounts receivable	6,467	3,488
Inventory	29,518	23,222
Prepaid expenses and other current assets	6,745	4,222

Total current assets	90,034	100,559
Property and equipment, net	33,156	23,535
Restricted cash	5,361	3,580
Other assets	19,423	2,750

Total assets	$147,974	$130,424

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$25,634	$15,086
Accrued liabilities	8,359	14,532
Deferred development compensation	—	156
Deferred revenue	8,099	1,377
Capital lease obligations, current portion	296	290
Reservation payments	26,246	26,048

Total current liabilities	68,634	57,489
Convertible preferred stock warrant liability	16,709	1,734
Capital lease obligations, less current portion	639	800
Deferred revenue, less current portion	2,116	1,240
Long-term debt	45,419	—
Other long-term liabilities	5,007	3,459

Total liabilities	138,524	64,722

Commitments (Note 13)
Convertible preferred stock; $0.001 par value; 221,903,982 shares authorized
Series A convertible preferred stock; 7,213,000 shares issued and outstanding (Liquidation value: $3,556)	3,549	3,549
Series B convertible preferred stock; 17,459,456 shares issued and outstanding (Liquidation value: $12,920)	12,899	12,899
Series C convertible preferred stock; 35,242,290 shares issued and outstanding (Liquidation value: $40,000)	39,789	39,789
Series D convertible preferred stock; 18,440,449 shares issued and outstanding (Liquidation value: $45,000)	44,941	44,941
Series E convertible preferred stock; 102,776,779 shares issued and outstanding (Liquidation value: $258,175)	135,669	135,669
Series F convertible preferred stock; 27,785,263 shares issued and outstanding (Liquidation value: $82,500)	82,378	82,378

Total convertible preferred stock	319,225	319,225

Stockholders’ deficit
Common stock; $0.001 par value; 2,000,000,000 shares authorized; 7,702,126 and 7,284,200 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	8	7
Additional paid-in capital	18,906	7,124
Accumulated deficit	(328,689)	(260,654)

Total stockholders’ deficit	(309,775)	(253,523)

Total liabilities, convertible preferred stock and stockholders’ deficit	$147,974	$130,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Automotive sales	$23,971	$26,945	$44,556	$47,831
Development services	4,434	—	4,661	—

Total revenues	28,405	26,945	49,217	47,831
Cost of revenues
Automotive sales	20,266	24,844	37,124	47,776
Development services	1,878	—	1,980	—

Total cost of revenues	22,144	24,844	39,104	47,776
Gross profit	6,261	2,101	10,113	55
Operating expenses
Research and development (net of development compensation of $8,509 and $8,509 for the three and six months ended June 30, 2009, respectively) (Note 2)	15,416	1,941	28,681	9,882
Selling, general and administrative	22,207	8,247	38,792	14,854

Total operating expenses	37,623	10,188	67,473	24,736

Loss from operations	(31,362)	(8,087)	(57,360)	(24,681)
Interest income	47	29	95	45
Interest expense	(464)	(1,086)	(694)	(2,488)
Other income (expense), net	(6,729)	(1,715)	(9,950)	257

Loss before income taxes	(38,508)	(10,859)	(67,909)	(26,867)
Provision for income taxes	9	8	127	16

Net loss	$(38,517)	$(10,867)	$(68,036)	$(26,883)

Net loss per share of common stock, basic and diluted	$(5.04)	$(1.56)	$(9.10)	$(3.87)

Shares used in computing net loss per share of common stock, basic and diluted	7,643,465	6,965,958	7,473,663	6,939,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(68,036)	$(26,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,624	3,057
Change in fair value of convertible preferred stock warrant liability	8,682	98
Gain on extinguishment of convertible notes and warrants	—	(1,468)
Stock-based compensation	9,502	243
Inventory write-downs	351	715
Interest on convertible notes	—	2,686
Changes in operating assets and liabilities
Accounts receivable	(2,978)	(1,226)
Inventory	(6,647)	(8,763)
Prepaid expenses and other current assets	(856)	(2,124)
Other assets	(506)	(372)
Accounts payable	5,958	2,279
Accrued liabilities	(4,474)	489
Deferred development compensation	(156)	201
Deferred revenue	7,599	(2,884)
Reservation payments	198	4,256
Other long-term liabilities	1,548	1,367

Net cash used in operating activities	(45,191)	(28,329)

Cash flows from investing activities
Purchases of property and equipment excluding capital leases	(17,672)	(3,429)
Increase in restricted cash	(1,781)	(1,581)

Net cash used in investing activities	(19,453)	(5,010)

Cash flows from financing activities
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs of $556	—	49,444
Principal payments on capital leases and other debt	(155)	(215)
Proceeds from long-term debt	45,419	—
Proceeds from issuance of convertible notes and warrants	—	25,468
Proceeds from exercise of stock options	580	65
Deferred common stock and loan facility issuance costs	(3,523)	—

Net cash provided by financing activities	42,321	74,762

Net increase (decrease) in cash and cash equivalents	(22,323)	41,423
Cash and cash equivalents at beginning of period	69,627	9,277

Cash and cash equivalents at end of period	$47,304	$50,700

Supplemental Disclosures
Interest paid	474	28
Income taxes paid (refunded)	(19)	60
Supplemental noncash investing and financing activities
Issuance of convertible preferred stock warrant	6,293	—
Issuance of common stock warrants	1,700	—
Conversion of notes payable to Series E convertible preferred stock	—	86,225
Exchange of convertible notes payable	—	19,073
Exchange of accrued interest for convertible notes payable	—	1,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview of the Company

Tesla Motors, Inc. (“Tesla”, “we,” “us” or “our”) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components.

Since inception, we have incurred significant losses and have used approximately $248.0 million of cash in operations through June 30, 2010. As of June 30, 2010, we had approximately $47.3 million in cash and cash equivalents. We are currently selling the Tesla Roadster automobile and are developing the Model S sedan. To the extent we do not meet our planned sales volumes or future product releases or our existing cash and cash equivalents balances are insufficient to fund our future activities, we will need to raise additional funds. We cannot be certain that additional financing, if and when needed, will be available at terms satisfactory to us, or at all. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On January 20, 2010, we entered into a loan agreement with the United States Federal Financing Bank and United States Department of Energy (“DOE”), pursuant to the Advanced Technology Vehicles Manufacturing Incentive Program (“ATVM”), authorizing the commitment from the DOE to arrange loans for up to $465.0 million. See Note 7 for additional details.

In May 2010, we effected a 1-for-3 reverse stock split of our outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock was made at the time of the effectiveness of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratio.

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and our IPO closed on July 2, 2010, at which time we received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions (see Note 14). Additionally, as of June 30, 2010, we have incurred offering costs of $4.5 million related to the IPO.

Concurrent with the closing of our IPO in July 2010, we closed a private placement transaction for the sale of our common stock to Toyota Motor Corporation (“Toyota”) pursuant to which we received proceeds of $50.0 million from Toyota (see Note 14).

As the IPO and concurrent Toyota private placement were completed in July 2010, these transactions as well as the automatic conversion of our convertible preferred stock and the net exercise of our outstanding warrants, excluding the DOE warrant, are not reflected in the condensed consolidated financial statements as of June 30, 2010.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Unadjusted Error in 2009

In June 2010, we identified an error related to the understatement in stock-based compensation expense subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2009.

In the fourth quarter of 2009, we granted certain stock options for which a portion of the grant was immediately vested. We erroneously accounted for the expense on a straight-line basis over the term of the award, while expense recognition should always be at least commensurate with the number of awards vesting during the period. As a result, selling, general and administrative expenses and net loss for the year ended December 31, 2009 were understated by $2.7 million. The error did not have an effect on the valuation of the stock options. As stock-based compensation expense is a non-cash item, there was no impact on net cash used in operating activities for the year ended December 31, 2009.

To correct this error, we recorded additional stock-based compensation of $2.4 million in the three months ended June 30, 2010. We considered the impact of the error on reported operating expenses and trends in operating results and determined that the impact of the error was not material to previously reported financial information as well as those related to the three months ended June 30, 2010.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Tesla and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, and deposits approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist only of cash equivalents. Our liabilities that are measured at fair value on a recurring basis consist of our convertible preferred stock warrant liability.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

All of our cash equivalents, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. We do not have any Level II instruments, or instruments valued based on other observable inputs. Our convertible preferred stock warrant liability is classified within Level III of the fair value hierarchy.

As of June 30, 2010 and December 31, 2009, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	June 30, 2010				December 31, 2009
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$28,482	$28,482	$—	$—	$64,420	$64,420	$—	$—

Convertible preferred stock warrant liability	16,709	—	—	16,709	1,734	—	—	1,734

The changes in the fair value of the convertible preferred stock warrant liability were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Fair value, beginning of period	$1,734	$2,074
Issuances	6,293	—
Settlements and extinguishments	—	(1,468)
Change in fair value	8,682	98

Fair value, end of period	$16,709	$704

The valuation of the convertible preferred stock warrants is discussed in Notes 6 and 7.

Revenue Recognition

We recognize revenues from sales of the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of zero emission vehicle (“ZEV”) credits, and sales of electric vehicle powertrain components. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Automotive Sales

Automotive sales consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Vehicle, options and related sales	$19,136	$26,945	$37,231	$47,831
Powertrain component and related sales	4,835	—	7,325	—

	$23,971	$26,945	$44,556	$47,831

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Automotive sales consist primarily of revenue earned from the sales of the Tesla Roadster, vehicle service, and vehicle options, accessories and destination charges as well as sales of ZEV credits. Automotive sales also consist of revenue earned from the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other manufacturers. Sales or other amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statements of operations and are instead recorded as deferred revenue on the consolidated balance sheets. Prior to February 2010, we did not provide direct financing for the purchase of the Tesla Roadster although a third-party lender has provided financing arrangements to our customers in the United States. Under these arrangements, we have been paid in full by the customer at the time of purchase.

In regards to the sale of Tesla Roadsters, revenue is generally recognized upon delivery of the vehicle. Concurrent with a purchase order for a Roadster that is manufactured to specification, customers must remit a refundable reservation payment (see Note 4). For vehicles purchased directly from our showrooms, no deposit is required. Approximately three months prior to production of a Tesla Roadster manufactured to specification, the reservation payment becomes nonrefundable in order to lock in a production slot. In a limited number of circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer if the options do not limit the functionality of the vehicle. This may happen, for example, in an instance where the customer orders an additional hard top which is not ready at the time the vehicle is delivered. In such cases, we will continue to defer the related revenue based on the undelivered item’s fair value, as evidenced by the contractual price of the option in stand-alone transactions.

While sales of vehicle options and accessories may take place separately from a vehicle sale, they are often part of one vehicle sales agreement resulting in multiple element arrangements. We are able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicle accessories and options separately, outside of any multiple element arrangements. As each of these items has stand alone value to the customer, revenue from sales of vehicle accessories and options are recognized when those specific items are delivered to the customer. We record revenue for destination charges billed to our customers. Revenue from destination charges totaled $0.2 million, $0.5 million, $0.5 million and $0.9 million for the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, respectively. The related costs are recorded in cost of sales.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases and record cost of sales equal to the depreciation of the leased vehicles. As of June 30, 2010, we had deferred revenues of $0.5 million of down payments which will be recognized over the term of the individual leases. Lease revenues are recorded in automotive sales and for the six months ended June 30, 2010, we recognized $0.1 million.

Zero Emission Vehicle Credit Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws provide that a manufacturer of zero emission vehicles may earn credits, referred to as ZEV credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we have earned ZEV credits on vehicles sold in such states, and we expect to continue to earn these credits in the future. Since our only commercial vehicle is electric, we do not receive any benefit from the generation of ZEV credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our ZEV credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits is transferred to the purchasing party by the governmental agency issuing the credits. Revenue from the sale of ZEV credits totaled $0.6 million, $1.1 million, $4.3 million and $5.6 million for the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, respectively.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Extended Service and Battery Replacement Plans

We provide customers with the opportunity to purchase an extended warranty for the period after the end of our initial New Vehicle Limited Warranty to extend coverage for an additional three years or 36,000 miles, whichever comes first. We refer to this program as our Extended Service Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheet and recognized in automotive sales over the extended warranty period. Through June 30, 2010, we have deferred $1.0 million related to the Extended Service Plan and have not yet recognized any related revenues.

Additionally, within three months of purchasing a vehicle, we provide customers with a one-time option to replace the battery packs in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. We refer to this program as our Battery Replacement Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our obligation to replace the battery packs. Through June 30, 2010, we have deferred $0.7 million related to the Battery Replacement Plan and have not yet recognized any related revenues.

Development Services Revenue

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs and chargers to meet a customer’s specifications. Beginning in the quarter ended March 31, 2010, we started entering into such contracts with the expectation that our development services would constitute a viable revenue-generating activity. Revenue is recognized as the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheets. Costs of development services are expensed as incurred. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of revenues.

Prior to 2010, compensation from the Smart fortwo development arrangement with Daimler AG (“Daimler”) (see Note 12), was recorded as an offset to research and development expenses. This early arrangement was motivated primarily by the opportunity to engage Daimler and at the same time, jointly progress our own research and development activities with the associated development compensation.

All amounts received under the Smart fortwo agreement were recognized as an offset to research and development expenses, as we were performing development activities on behalf of Daimler, were being compensated for the cost of these activities and could not practicably separate the efforts or costs related to these activities from our own research and development.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Freestanding Preferred Stock Warrants

We account for freestanding warrants to purchase shares of our convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The convertible preferred stock warrants are recorded as a liability because the underlying shares of convertible preferred stock are contingently redeemable which therefore, may obligate us to transfer assets at some point in the future (see Note 6). The warrants are subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized in other income (expense), net, on the condensed consolidated statements of operations. For the Series E convertible preferred stock warrants issued to the DOE (see Note 7), we will continue to adjust the liability for changes in fair value until the earlier of vesting or expiration of the warrants. Upon the completion of our IPO, the DOE warrant will convert into a warrant to purchase our common stock and the related liability will continue to be adjusted for changes in fair value until the earlier of vesting or expiration of the warrants. At that time, the warrant liability will be reclassified to common stock or additional paid-in capital, as applicable. For our Series C and other Series E convertible preferred stock warrants, we will adjust the liability for changes in fair value until the completion of our IPO. At that time, the convertible preferred stock warrant liability will be reclassified to additional paid-in capital.

Cash and Cash Equivalents

All highly liquid investments with an original or remaining maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently deposit excess cash primarily in money market funds.

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. We maintained a balance of approximately $5.4 million and $3.6 million as of June 30, 2010 and December 31, 2009, respectively. The restricted cash represents security held by a vendor as part of the vendor’s standard credit policies, security deposits related to lease agreements and equipment financing, as well as certain refundable reservation payments segregated in accordance with state consumer protection regulations. The balance as of June 30, 2010, also includes a $0.7 million deposit paid into escrow related to the purchase of manufacturing equipment.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to the performance of powertrain development services and sales of powertrain components as of June 30, 2010 and December 31, 2009. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we provide an allowance against amounts receivable to reduce the net recognized receivable to the amount it reasonably believes will be collected. As of June 30, 2010 and December 31, 2009, we determined that no allowance for doubtful accounts was required. We typically do not carry accounts receivable related to our vehicle and related sales as customer payments are due prior to vehicle delivery.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Our cash and cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. To date, we have not experienced any losses on our deposits of cash and cash equivalents. During the six months ended June 30, 2010, our accounts receivable were derived primarily from the performance of powertrain development services and sales of powertrain components to Daimler AG (“Daimler”) (see Note 12). These accounts receivable balances represented 92% and 82% of total accounts receivable as of June 30, 2010 and December 31, 2009, respectively. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral.

A number of components that meet our manufacturing requirements are available only from single source suppliers. For example, Lotus is the only manufacturer for certain components, such as the chassis of our Tesla Roadster. In other instances, although there may be multiple suppliers available, many of the components used in our vehicles are purchased by us from a single source. If these single source suppliers fail to satisfy our requirements on a timely basis at competitive prices, we could suffer manufacturing delays, a possible loss of revenues, or incur higher cost of sales, any of which could adversely affect our operating results.

Inventories and Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs based on reviews for excess and obsolescence determined primarily by future demand forecasts. We also adjust the carrying value of our inventories when we believe that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices. Once inventory is written down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Adverse Purchase Commitments

To the extent future inventory purchases under non-cancellable purchase orders are for excess or obsolete parts or the related inventory is deemed to be in excess of its net realizable value, we record a provision for adverse purchase commitments. Charges are recorded as a component of cost of sales. We did not record significant charges during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, we recorded charges of $0.2 million and $0.4 million, to cost of revenues, respectively.

Property and Equipment

Property and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment and software	3 years
Office furniture and equipment	3 to 7 years
Tooling	3 to 5 years
Operating lease vehicles	3 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Long-lived Assets

We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of June 30, 2010, we have not recorded any impairment losses on our long-lived assets.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of payroll, benefits and stock-based compensation of those employees engaged in research, design and development activities, costs related to design tools, license expenses related to intellectual property, supplies and services, depreciation and other occupancy costs. Also included in research and development are development services costs incurred, if any, prior to the finalization of agreements with our development services customers as reaching a final agreement and revenue recognition is not assured. Development services costs incurred after the finalization of an agreement are recorded in cost of revenues.

Income Taxes

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for stock options granted to employees which requires the recognition of compensation expense for costs related to all share-based payments, including stock options. The fair value method requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. We adopted the fair value method using the prospective method which requires nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes to apply the fair value method to option grants issued on and after the date of adoption. For options that have not yet vested but were granted prior to the adoption of the fair value method, we continue to recognize stock-based compensation expense under the intrinsic value method. In addition, we continue to amortize any stock-based compensation from options granted prior to January 1, 2006 utilizing an accelerated amortization schedule, while amortizing the stock-based compensation from options granted or modified after January 1, 2006 on a straight-line basis over the service period.

We have elected to use the “with and without” approach in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through our statement of operations.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We account for equity instruments issued to non-employees based on the fair value of the awards. The fair value of the awards granted to non-employees is re-measured as the awards vest and the resulting change in fair value, if any, is recognized in the consolidated statements of operations during the period the related services are rendered.

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

Foreign Currency Remeasurement and Transactions

For each of our foreign subsidiaries, the functional currency is the U.S. Dollar. For these foreign subsidiaries, monetary assets and liabilities denominated in non U.S. currencies are re-measured to U.S. Dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. Dollar exchange rates. Revenues and expenses are re-measured at average U.S. Dollar monthly rates.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other income (expense), net in the condensed consolidated statements of operations and have not been significant for any periods presented.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Through June 30, 2010, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented. We do not have any foreign currency translation adjustments as a component of other comprehensive loss through June 30, 2010, as the functional currency of all our foreign subsidiaries is the U.S. Dollar.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. More recently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accrued warranty—beginning of period	$4,007	$2,046	$3,757	$858
Warranty costs incurred	(527)	(286)	(902)	(379)
Provision for warranty	868	1,266	1,493	2,547

Accrued warranty—end of period	$4,348	$3,026	$4,348	$3,026

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We provide a warranty on all vehicle sales, and we accrue warranty reserves at the time a vehicle is delivered to a customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Net Loss per Share of Common Stock

Our basic net loss per share of common stock is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate our basic net loss per share of common stock excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of common shares, excluding common stock subject to repurchase, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of common stock subject to repurchase and stock options to purchase common stock and warrants to purchase convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the if-converted method).

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Convertible preferred stock	70,226,844	60,965,091	70,226,844	60,965,091
Stock options to purchase common stock	12,806,336	3,378,198	12,806,336	3,378,198
Common stock subject to repurchase	15,632	72,394	15,632	72,394
Convertible preferred stock warrants	516,506	516,506	516,506	516,506

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standard update which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The guidance is effective beginning January 1, 2011 with early application permitted. We are currently evaluating both the timing and the impact of the standard on our consolidated financial statements.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using Level III inputs, a reporting entity will be required to disclose information about purchases, sales, issuances and settlements on a gross rather than on a net basis. The updated guidance will also require fair value disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level II and Level III fair value measurements. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this updated guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

3. Balance Sheet Components

As of June 30, 2010 and December 31, 2009, our inventory consisted of the following components (in thousands):

	June 30, 2010	December 31, 2009
Inventory
Raw material	$12,013	$10,001
Work in process	2,576	3,403
Finished goods	11,686	7,038
Service	3,243	2,780

	$29,518	$23,222

We write down inventory as a result of excess and obsolete inventories and when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, we recorded write-downs of $0.2 million, $0.4 million, $0.5 million and $0.7 million, respectively, in cost of sales.

As of June 30, 2010 and December 31, 2009, our property and equipment consisted of the following components (in thousands):

	June 30, 2010	December 31, 2009
Property and Equipment, net
Computer equipment and software	$7,244	$5,376
Office furniture, machinery and equipment	9,394	7,935
Tooling	15,601	15,010
Leasehold improvements	10,237	5,325
Construction in progress	5,506	2,619
Operating lease vehicles	2,385	—

	50,367	36,265
Less: Accumulated depreciation and amortization	(17,211)	(12,730)

	$33,156	$23,535

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Depreciation and amortization expense during the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, was $2.5 million, $4.6 million, $1.7 million and $3.1 million, respectively. Total property and equipment assets under capital lease at June 30, 2010 and December 31, 2009, were $0.4 million and $0.6 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $0.1 million and $0.1 million, respectively. Vehicles that are leased as part of our leasing program, are classified as operating lease vehicles. Accumulated depreciation related to leased vehicles was not significant as of June 30, 2010 as we had launched the leasing program in February 2010.

As of June 30, 2010 and December 31, 2009, our other assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Other Assets
Loan facility issuance costs, net	$7,379	$709
Common stock issuance costs	4,483	1,337
Deposits on property, plant and equipment purchases	6,368	—
Others	1,193	704

	$19,423	$2,750

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from New United Motor Manufacturing, Inc. (“NUMMI”), which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. The purchase price for the land and the facility, excluding whatever manufacturing equipment we may subsequently acquire from NUMMI, is approximately $42 million. The purchase totals 207 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon. We anticipate that this purchase will close in the next several months, subject to customary closing conditions. We intend to use this facility for the production of our planned Model S and future vehicles. As of June 30, 2010, we have made a non-refundable payment of $3.0 million to NUMMI which was recorded in other assets.

Also included in other assets was a deposit paid towards the purchase of manufacturing equipment of $3.4 million.

As of June 30, 2010 and December 31, 2009, our accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued Liabilities
Payroll and related	$2,976	$2,192
Accrued purchases	2,032	9,920
Taxes payable	1,581	452
Accrued warranty	1,272	1,445
Provision for adverse purchase commitments	498	523

	$8,359	$14,532

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2010 and December 31, 2009, our other long-term liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Other Long-Term Liabilities
Accrued warranty, long-term	$3,076	$2,312
Deferred rent liability	1,871	1,147
Other	60	—

	$5,007	$3,459

4. Reservation Payments

Reservation payments consist of reservation and membership payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial refundable reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept refundable reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification. However, we also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications. We now require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of June 30, 2010 and December 31, 2009, reservation payments in the amount of $26.2 million and $26.0 million, respectively, were recorded as current liabilities on the condensed consolidated balance sheets. As of June 30, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $3.6 million and reservation payments for Model S sedans in an aggregate amount of $22.6 million. As of December 31, 2009, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $8.2 million and reservation payments for Model S sedans in an aggregate amount of $17.9 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable.

5. Convertible Preferred Stock

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC. However, as our IPO did not close until July 2, 2010, our convertible preferred stock was still outstanding as of June 30, 2010. The following table summarizes information related to our convertible preferred stock at June 30, 2010:

	Par Value	Share Price at issuance	Authorized	Issued and Outstanding	Liquidation Preference	Proceeds, Net
	(In thousands except share and per share amounts)
Series A	$0.001	$0.49	7,213,000	7,213,000	$3,556	$3,549	*
Series B	0.001	0.74	17,459,456	17,459,456	12,920	12,899
Series C	0.001	1.14	35,893,172	35,242,290	40,000	39,789
Series D	0.001	2.44	18,440,449	18,440,449	45,000	44,941
Series E	0.001	2.51	112,897,905	102,776,779	258,175	135,669
Series F	0.001	2.97	30,000,000	27,785,263	82,500	82,378

Total			221,903,982	208,917,237	$442,151	$319,225

*	Net of $3.9 million conversion of Series A convertible preferred stock to common stock.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Ranking

The convertible preferred stock ranks senior to all common stock. The Series F convertible preferred stock is the most senior series of preferred stock followed in order of preference by the Series E, D, C, B and A convertible preferred stock.

Dividends

The holders of all series of the convertible preferred stock are entitled to receive non-cumulative dividends at the per annum rate of 6% of the original issue price of such stock in the order of their preference, when and if declared by the Board of Directors. No dividends on the convertible preferred stock or common stock have been declared by the Board of Directors from inception through June 30, 2010.

Voting Rights

For all voting matters other than for the Board of Directors, the holders of each series of convertible preferred stock vote equally with shares of common stock on an as-converted basis. The authorized size of the Board of Directors is set at 11 members. Of these members, three members are elected by the holders of the Series A and Series B, voting together as a single class; one member is elected by the holders of the Series C; two members are elected by the holders of the Series D; one member is elected by the holders of the Series F; three members are elected by the holders of the common stock; and one member is elected by the holders of the common stock and convertible preferred stock voting together as a single class.

Optional Conversion

Each share of convertible preferred stock may be converted, at the option of the holder, at any time into common stock as is determined by dividing the applicable original issue price by the conversion price as adjusted for certain dilutive issuances, splits and combinations. The following table summarizes the original issuance price and the applicable conversion price of all series of convertible preferred stock, as adjusted for certain dilutive issuances:

	Original Issuance Price	Conversion Price
Series A	$0.49	$1.48
Series B	0.74	2.22
Series C	1.14	3.24
Series D	2.44	7.32
Series E	2.51	7.54
Series F	2.97	8.91

Each of our Series A, B, D, E and F convertible preferred stock will convert on a 1:0.33 basis into common stock while the Series C convertible preferred stock will convert on a 1:0.35 basis.

Mandatory Conversion

All outstanding shares of convertible preferred stock will be automatically converted into common stock at the then effective conversion price upon the earlier of (a) the sale of our common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933 in which we receive aggregate net cash proceeds of no less than $50.0 million and with a pre-public offering market capitalization of at least $250.0 million and (b) the date specified by written consent or agreement of the holders of at least two-thirds of the then outstanding shares of convertible preferred stock voting together as a single class on an as-converted basis.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Liquidation

Upon any voluntary or involuntary liquidation, dissolution or winding up of Tesla, the holders of all series of the convertible preferred stock are entitled to the payment of the following liquidation preferences, plus any accrued dividends:

Liquidation Preference
Series A	$0.49
Series B	0.74
Series C	1.14
Series D	2.44
Series E	2.51
Series F	2.97

With respect to the payment of the liquidation preference amounts described above, a liquidation, dissolution or winding up of Tesla shall be deemed to occur if we: (i) sell, convey, or otherwise dispose of all or substantially all of our property or business or merge with or into or consolidate with any other corporation, company or entity; or (ii) effect a transaction in which fifty percent or more of the voting power of Tesla is disposed of or converted into securities of another corporation, company or entity.

In the event of a deemed liquidation, dissolution or winding up of Tesla, the holders of all series of the convertible preferred stock are entitled to receive an amount equal to all declared but unpaid dividends for preferred stock, prior and in preference to any distribution of assets or surplus funds of Tesla to any holders of the common stock. If the assets and funds legally available for distribution among the holders of preferred stock are insufficient to permit payment in full to each holder of the convertible preferred stock, then the entire assets and funds of Tesla legally available for distribution shall be distributed to the holders of Series F, then ratably to the holders of Series E, then ratably to the holders of Series D, then ratably to the holder of Series C, then ratably to the holders of Series B, and then ratably to the holders of Series A. After payment of the full liquidation preference to the holders of the convertible preferred stock, the remaining assets of Tesla shall be ratably distributed to the holders of common stock and convertible preferred stock on an as-if-converted basis. These liquidity features cause our convertible preferred stock to be classified as mezzanine capital rather than as a component of stockholders’ deficit.

Redemption

The convertible preferred stock is not redeemable by us or at the option of the preferred stockholders.

6. Convertible Preferred Stock Warrants

In March 2006, we issued warrants to purchase 650,882 shares of Series C convertible preferred stock in conjunction with the conversion of previously issued convertible notes payable into Series C convertible preferred stock. The warrants have an exercise price of $1.14 per share and expire on the earlier of March 30, 2011 or an initial public offering. As of June 30, 2010 and December 31, 2009, the fair value of warrants to purchase shares of the Series C convertible preferred stock in the amount of $4.6 million and $1.0 million, respectively, was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheets. We recognized charges from the change in the fair value of the Series C warrants in the amounts of $2.3 million, $3.6 million, $25,000 and $59,000 during three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, respectively, through other income (expense), net, on the condensed consolidated statements of operations.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In February 2008, we issued warrants with our February 2008 convertible notes payable. The warrants allowed for the purchase of shares of either Series D convertible preferred stock at a price of $2.44 per share, which amounted to warrants to purchase 8,246,914 shares of Series D convertible preferred stock, or the securities issuable in a subsequent round of financing at the per share price of such securities. The warrants expire on the earlier of December 31, 2010 or a qualified initial public offering. These warrants also allow for net settlement at the option of the holder.

On December 24, 2008, warrants to purchase 3,439,305 of the shares of Series D convertible preferred stock were extinguished as a result of the election of certain holders of the February 2008 convertible notes to exchange their notes and warrants for December 2008 convertible notes. On the date of the exchange, we recognized a gain in the amount of $1.3 million through other income (expense), net, in connection with the extinguishment of these warrants.

During the year ended December 31, 2009, warrants to purchase an additional 3,967,152 shares of Series D convertible preferred stock were extinguished as a result of the election of certain remaining holders of the February 2008 convertible notes as part of an exchange of their notes and warrants for December 2008 convertible notes. On the date of the exchange, we recognized a gain in the amount of $1.5 million through other income (expense), net, in connection with the extinguishment of these warrants.

In May 2009, we completed our Series E financing in which $50.0 million of proceeds was received for the purchase of 19,901,290 shares of Series E convertible preferred stock at a price of $2.51 per share. In connection with this financing, the remaining holders of the February 2008 notes and warrants converted their notes into shares of Series E convertible preferred stock and converted their warrants into warrants to purchase 866,091 shares of Series E convertible preferred stock.

As of June 30, 2010 and December 31, 2009, excluding the DOE warrant (see Note 7), the fair value of warrants to purchase 866,091 shares of the Series E convertible preferred stock in the amount of $4.7 million and $0.7 million, respectively, was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheets. We recognized charges from the change in the fair value of these Series E warrants in the amounts of $2.8 million and $4.0 million, during the three and six months ended June 30, 2010, respectively, through other income (expense), net, on the condensed consolidated statements of operations. The change in the fair value of these Series E warrants was insignificant during the three and six months ended June 30, 2009.

As of June 30, 2010 and December 31, 2009, excluding the DOE warrant (see Note 7), there were total outstanding warrants to purchase an aggregate of 1,516,973 shares of Series C and E, and 1,516,973 shares of Series C and E, respectively, of our convertible preferred stock that had a weighted average exercise price of $1.92 and $1.92 per share, respectively.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (“FFB”), and the DOE, pursuant to the ATVM Incentive Program (the “DOE Loan Facility”). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (“the Powertrain Facility”). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (“the Model S Facility”). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us through December 15, 2008 for the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. We have paid for a portion of the 20% of the budgeted costs related to our Model S Facility and therefore expect to receive 91.5% reimbursement from the DOE Loan Facility for ongoing budgeted costs. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore expect to receive 100% reimbursement from the DOE Loan Facility for ongoing budgeted costs, but will continue to be responsible for cost overruns. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million. From February through June 2010, we received loans under the DOE Loan Facility for an aggregate of $45.4 million at interest rates ranging from 2.5% to 3.4%.

Our ability to draw down funds under the DOE Loan Facility is conditioned upon several draw conditions. We are currently in compliance with these draw conditions. For the Powertrain Facility, the draw conditions include our achievement of progress milestones relating to the development of the powertrain manufacturing facility and the successful development of commercial arrangements with third parties for the supply of powertrain components. For the Model S Facility, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the planned Model S manufacturing facility, including an environmental assessment of such facility approved by the DOE and the completion of the processes under the National Environmental Policy Act and the California Environmental Quality Act. Certain advances will be subject to additional conditions to draw-down related to the site on which the applicable project is located. We are currently progressing towards our milestones and expect to meet them in a timely manner. Additionally, the DOE Loan Facility provides for the ability to update milestones should a reasonable need arise.

Advances under the DOE Loan Facility accrue interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance. Interest on advances under the DOE Loan Facility is payable quarterly in arrears. Advances under the Powertrain Facility are repayable in 28 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 26 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Powertrain Facility will be due and payable on the maturity date of September 15, 2019. Advances under the Model S Facility are repayable in 40 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 38 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Model S Facility will be due and payable on the maturity date of September 15, 2022. Advances under the loan facilities may be voluntarily prepaid at any time at a price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid, which could result in the advance being prepaid at a discount, at par or at a premium. The loan facilities are subject to mandatory prepayment with net cash proceeds received from certain dispositions, loss events with respect to property and other extraordinary receipts. All obligations under the DOE Loan Facility are secured by substantially all of our property.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Under the DOE Loan Facility, we have committed to pay all costs and expenses incurred to complete the projects being financed in excess of amounts funded under the loan facility. We will be required to maintain, at all times, available cash and cash equivalents of at least 105% of the amounts required to fund this excess over our financing commitment, after taking into account current cash flows and cash on hand, and reasonable projections of future generation of net cash from operations, losses and expenditures. Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date.

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) through December 15, 2012, a minimum cash balance, and (ii) after December 15, 2012, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a limit on capital expenditures and, after March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We are currently in compliance with these covenants.

The DOE Loan Facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default include a failure of Elon Musk, our Chief Executive Officer, Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility.

Under the DOE Loan Facility, we are required to fund a debt service reserve account on or before December 31, 2012, in an amount equal to all principal and interest that will come due on the advances on the next two payment dates. Once we have deposited such two payments, we will not be required to further fund such debt service reserve account. We have also agreed that, in connection with the sale of our common stock in an initial public offering, at least 75% of the net offering proceeds will be received by us and, in connection with the sale of our stock in any other follow-on equity offering, at least 50% of the net offering proceeds will be received by us. Offering proceeds may not be used to pay bonuses or other compensation to officers, directors, employees or consultants in excess of the amounts contemplated by our business plan approved by the DOE.

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from an initial public offering and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the drawdown of additional loans under the DOE Loan Facility once used in full.

DOE Warrant

In connection with the closing of the DOE Loan Facility, we have also issued a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. This preferred stock warrant will become a warrant to purchase up to 3,085,011 shares of our common stock at an exercise price of $7.54 per share upon the completion of our initial public offering which occurred on July 2, 2010. As a result of a stockholder settlement (see Note 8), in May 2010, we increased the number of common stock subject to this DOE warrant from 3,085,011 to 3,090,111. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will vest and become exercisable in quarterly amounts depending on the average outstanding balance of the loan during the prior quarter. The warrant may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrant will be reduced.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Since the number of shares ultimately issuable under the warrants will vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date. The prepayment feature which allows us to prepay the DOE Loan Facility and consequently, affect the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative is inherently valued and accounted for as part of the convertible preferred stock warrant liability on our condensed consolidated balance sheet. Changes to the fair value of the embedded derivative are reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date.

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the three and six months ended June 30, 2010, we amortized $0.2 million and $0.3 million to interest expense, respectively.

As of June 30, 2010, the fair value of the DOE warrant of $7.4 million was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheet. During the three and six months ended June 30, 2010, we recognized a charge for the change in the fair value of the DOE warrant in the amount of $1.2 million and $1.1 million, respectively, through other income (expense), net, in the condensed consolidated statements of operations.

8. Common Stock

As of December 31, 2009, we were authorized to issue 313,006,077 shares of capital stock with a par value of $0.00 1 per share. The authorized shares consist of 100,000,000 shares of common stock and 213,006,077 shares of convertible preferred stock. In January 2010, we increased the number of authorized shares of our common stock from 100,000,000 to 106,666,667 shares and the number of authorized shares of our authorized preferred stock from 213,006,077 to 221,903,982 shares.

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC. As a result, the number of authorized shares of our common stock increased from 106,666,667 to 2,000,000,000 shares.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Early Exercise of Employee Options

Stock options granted under our stock option plan on or prior to October 29, 2008 provide employee option holders the right to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 15,632 and 46,421 as of June 30, 2010 and December 31, 2009, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. Due to the administrative burden and cost, we abandoned the practice of granting options with a right to early exercise. To date, we have always exercised our right to repurchase unvested restricted shares upon the termination of an employee.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our condensed consolidated balance sheets. As of June 30, 2010 and December 31, 2009, we included cash received for early exercise of options of $15,000 and $39,000, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.

Stockholder Settlement

During the three months ended March 31, 2010, three of our stockholders who are affiliated with one of our Board members asserted a claim regarding the conversion of such stockholders’ convertible promissory notes into shares of our Series E convertible preferred stock at the time of our Series E preferred stock financing in May 2009. In May 2010, we entered into a settlement agreement with these stockholders and pursuant to the terms of the settlement agreement, we issued warrants to such stockholders which, upon the closing of our initial public offering, will be automatically net exercised for an aggregate of 100,000 shares of our common stock. During the three months ended June 30, 2010, the fair value of these warrants in the amount of $1.7 million was recorded in equity on the condensed consolidated balance sheet based on a Black-Scholes valuation. In conjunction with the settlement of our liability to issue such warrants, we recognized an additional charge of $0.7 million during the three months ended June 30, 2010, through other income (expense), net, on the condensed consolidated statement of operations.

9. Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 14), we adopted the 2010 Equity Incentive Plan (“the Plan”) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options and stock purchase rights to employees, directors and consultants of Tesla. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options (“ISOs”) may be granted only to our employees including officers and directors. Nonqualified stock options (“NSOs”) and stock purchase rights may be granted to our employees and consultants. As of June 30, 2010, there were 10,700,400 shares of common stock reserved for issuance under the Plan.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes option activity under the Plan:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2009	1,014,687	11,574,034	$5.44
Additional options reserved	11,269,294	—	—
Repurchased restricted stock	9,170	—	0.90
Granted	(1,794,689)	1,794,689	13.09
Exercised	—	(427,115)	1.32
Canceled	201,938	(201,938)	4.92

Balance, June 30, 2010	10,700,400	12,739,670	6.66

Additional information regarding our stock options outstanding and exercisable as of June 30, 2010 is summarized below:

	Options Outstanding at June 30, 2010			Options Exercisable at June 30, 2010
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.15-$14.17	12,739,670	6.22	$6.66	3,874,666	5.92	$5.23

Additional information regarding our stock options outstanding and exercisable as of December 31, 2009 is summarized below:

	Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.15 - $6.63	11,574,034	6.41	$5.44	2,141,146	5.54	$3.76

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of June 30, 2010 and December 31, 2009 was $218.7 million and $13.8 million, respectively. The intrinsic value of options exercisable was $72.1 million and $6.1 million, and the intrinsic value of options vested and expected to vest was $184.4 million and $12.3 million as of June 30, 2010 and December 31, 2009, respectively. The total intrinsic value of options exercised was $4.1 million for the six months ended June 30, 2010, respectively.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Adoption

We adopted the fair value method on January 1, 2006 in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award on the grant date using the Black-Scholes option pricing model and the weighted average assumptions noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.3%	2.2%	2.4%	2.0%
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	72%	64%	72%	64%
Dividend yield	0%	0%	0%	0%

The weighted-average grant-date fair value for option awards granted during the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, was $8.15, $7.61, $1.21 and $1.20 per share, respectively.

The fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors as there was no public market for our common stock. The Board of Directors has determined fair value of the common stock at the time of each grant of options by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and trends in the broader automobile industry. We have not granted stock options with an exercise price that is less than the fair value of the underlying common stock as determined at the time of grant by our Board of Directors, with input from management. The fair market value of the underlying common stock was determined by the Board of Directors until such time as our common stock was listed on an established stock exchange or national market system.

Information regarding our stock option grants during 2008, 2009 and the six months ended June 30, 2010, including the grant date; the number of stock options issued with each grant; and the exercise price, which equals the grant date fair value of the underlying common stock for each grant of stock options, is summarized as follows:

Grant Date	Number of Options Granted	Exercise Price and Fair Value per Share of Common Stock
June 4, 2008	762,137	$2.70
July 8, 2008	278,308	2.70
September 3, 2008	200,155	2.70
October 29, 2008	205,156	2.70
March 2, 2009	214,813	2.70
April 13, 2009	1,005,837	2.70
April 22, 2009	105,184	2.70
August 4, 2009	323,063	2.94
October 21,2009	590,638	6.15
December 4, 2009	7,977,444	6.63
December 16, 2009	58,995	6.63
March 3, 2010	402,660	9.96
April 28, 2010	256,320	13.23
June 12, 2010	1,135,710	14.17

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Included in our December 4, 2009 stock option grants were 6,711,972 stock options granted to our Chief Executive Officer in two separate grants. In recognition of his and our company’s achievements and to create incentives for future success, our Board of Directors approved an option grant to our Chief Executive Officer representing 4% of our fully-diluted share base prior to such grant as of December 4, 2009, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date. In addition, to create incentives for the attainment of clear performance objectives around a key element of our current business plan—the successful launch and commercialization of the Model S—the Board of Directors approved an additional option grant to our Chief Executive Officer totaling an additional 4% of our fully-diluted shares prior to such grant as of December 4, 2009, or 3,355,986 stock options, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming Mr. Musk’s continued employment and service to us through each vesting date:

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of the Model S Engineering Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of the Model S Validation Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the first Model S Production Vehicle; and

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the 10,000th Model S Production Vehicle.

If he does not meet one or more of the above milestones prior to the fourth anniversary of the date of the grant, he will forfeit his right to the unvested portion of the grant.

Due to the significant number of stock options granted to our Chief Executive Officer, we valued these December 2009 grants by using the following grant-specific Black-Scholes assumptions: risk-free interest rate of 1.7%, expected term of 4.1 years, expected volatility of 70% and dividend yield of 0%. Stock-based compensation expense related to Mr. Musk’s grants was $4.7 million and $7.2 million for the three and six months ended June 30, 2010.

Included in our June 12, 2010 stock option grants were 666,300 stock options granted to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for Mr. Musk above.

The following table summarizes the consolidated stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$36	$24	$78	$36
Research and development	551	86	832	126
Selling, general and administrative	5,528	43	8,592	81

Total	$6,115	$153	$9,502	$243

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As required, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2010, we had $31.5 million of total unrecognized compensation expense, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.4 years.

10. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations. A provision for income taxes of $0.1 million has been recognized for the six months ended June 30, 2010, related primarily to our subsidiaries located outside of the United States.

Uncertain Tax Positions

Effective January 1, 2007, we adopted new accounting guidance related to the recognition, measurement and presentation of uncertain tax positions. As a result, we recorded net unrecognized tax benefits of $11.5 million with an offset to the deferred tax assets with a full valuation allowance. As of June 30, 2010, we had unrecognized tax benefits of $15.7 million.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was zero. As of June 30, 2010, unrecognized tax benefits of $15.7 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various other states, the United Kingdom and other foreign jurisdictions. Tax years 2006 to 2009 remain subject to examination for federal purposes, and tax years 2005 to 2009 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2005 to 2009 remain open for examination in other U.S. state and foreign jurisdictions.

11. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands). Revenue by geography is based on the billing address of the customer.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
North America	$9,841	$26,945	$19,519	$47,831
Europe	17,485	—	28,619	—
Asia	1,079	—	1,079	—

	$28,405	$26,945	$49,217	$47,831

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Long-lived Assets

	June 30, 2010	December 31, 2009
United States	$29,714	$22,667
International	3,442	868

Total	$33,156	$23,535

12. Daimler AG

In May 2009, we sold 19,901,290 shares of Series E convertible preferred stock to Blackstar Investco LLC, an affiliate of Daimler, for aggregate proceeds of $50.0 million. As we have provided and are providing development services for an affiliate of a significant stockholder, these transactions are considered related party transactions.

Daimler Smart Fortwo Program

In May 2009, we and Daimler formalized a development arrangement related to Daimler’s Smart fortwo electric vehicle program under which we were performing powertrain development activities since 2008. In May 2009, we entered into an agreement with Daimler related to the development of a battery pack and charger for Daimler’s Smart fortwo electric drive. We began development efforts in the year ended December 31, 2008 and began receiving payments to compensate us for the cost of our development activities prior to entering into the formal agreement in May 2009. We received aggregate payments in the amount of $10.2 million during 2008 for our services; however, we deferred recognition for these payments received in advance of the execution of the final agreement because a number of significant contractual terms were not in place prior to that time. Upon entering into the final agreement in May 2009, we had received and deferred an aggregate of $14.5 million under the agreement. Under the terms of the final agreement, Daimler was to pay us an additional $8.7 million subject to successful completion and acceptance of certain development milestones.

We recognized the $14.5 million paid in advance of the execution of the final agreement as deferred development compensation on a straight-line basis. This amount was recognized over the expected life of the agreement, beginning in May 2009 and continuing through November 2009. Payments received upon the achievement of development milestones subsequent to the execution of the final agreement in May 2009 were recognized upon achievement and acceptance of the respective milestones. All amounts received under this agreement were recognized as an offset to research and development expenses, as we were performing development activities on behalf of Daimler, were being compensated for the cost of these activities and could not practicably separate the efforts or costs related to these activities from our own research and development. During the three and six months ended June 30, 2009, we recognized $8.5 million in development compensation as an offset to research and development expenses. As of December 31, 2009, all development work related to the development agreement had been completed, and we had recognized the full $23.2 million under the development agreement. Upon completion of the development activities, we began selling powertrain components to Daimler for the Smart fortwo program. Powertrain component sales are recorded in automotive sales revenue.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Daimler A-Class Program

During the three months ended March 31, 2010, Daimler also engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler to that point. In May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples. During the three months ended June 30, 2010, we received an aggregate of $5.0 million in payments and recognized $4.4 million of the total payments received to date in development services revenue. As of June 30, 2010, there was accounts receivable of $4.2 million and $7.6 million of deferred revenues that will be recognized during the remaining term of this program. Development services revenue for the six months ended June 30, 2010 was comprised primarily of revenues from the A-Class development program.

Costs of development services incurred prior to the finalization of the A-Class agreement were recorded as research and development expenses. During the three months ended March 31, 2010, we recorded $0.5 million of such costs in research and development.

During the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, we received total payments from Daimler in the amount of $10.4 million, $15.7 million, $0 million and $5.9 million, respectively. As of June 30, 2010 and December 31, 2009, there were amounts receivable of $5.9 million and $2.9 million, respectively, from Daimler.

13. Commitments

Operating Leases

We lease office space under non-cancelable operating leases with various expiration dates through October 2016. Rent expense for the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, was $1.4 million, $2.8 million, $0.5 million, and $1.0 million, respectively.

Capital Leases

We have entered into various agreements to lease equipment under capital leases over terms between 12 and 60 months. The equipment under the leases are collateral for the lease obligations and are included within property and equipment, net, on the condensed consolidated balance sheets under the categories of computer equipment and software and office furniture and equipment.

Future minimum commitments for leases as of June 30, 2010 are as follows (in thousands):

	Operating Leases	Capital Leases
2010	$2,476	$175
2011	5,321	318
2012	5,433	286
2013	5,486	219
2014	5,359	—
2015 and thereafter	6,804	—

Total minimum lease payments	$30,879	998

Less: Amounts representing interest not yet incurred		63

Present value of capital lease obligations		935
Less: Current portion		296

Long-term portion of capital lease obligations		$639

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pursuant to a supply agreement with Lotus Cars Limited, we are required to purchase a minimum of 2,400 partially assembled vehicles or gliders over the term of the agreement regardless of whether we are able to market and distribute the Tesla Roadster. Based on the foreign exchange rate for the British pound as of June 30, 2010 and the most recent price per vehicle, the estimated obligation for the remaining purchase is approximately $24 million which will occur through 2011.

14. Subsequent Events

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC. The IPO closed on July 2, 2010, at which time we sold 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we have incurred offering costs of $4.5 million related to the IPO. An additional 3,414,400 shares of common stock were sold by existing stockholders from which we did not receive any proceeds. Costs associated with the sale of common stock by existing stockholders were not incurred by us.

Concurrent with the closing of our IPO, we sold 2,941,176 shares of our common stock to Toyota at a price per share equal to the initial public offering price, in a private placement transaction pursuant to which we received proceeds of $50.0 million.

As required under our DOE Loan Facility, we have set aside $100.0 million of the net proceeds from the IPO and the concurrent Toyota private placement to fund a separate, dedicated account. We will record this cash as restricted cash during the three months ending September 30, 2010.

Convertible Preferred Stock and Convertible Preferred Stock Warrants

Upon the completion of our IPO on July 2, 2010, all of our convertible preferred stock automatically converted into 70,226,844 shares of common stock. Additionally, we issued 345,047 shares of common stock upon the net exercise of our outstanding convertible preferred stock warrants, excluding the DOE warrant, which would have otherwise expired upon the completion of the initial public offering.

On July 2, 2010, our DOE convertible preferred stock warrant became a warrant to purchase 3,090,111 shares of common stock at an exercise price of $7.54 per share. This warrant will be reclassified on our consolidated balance sheet from convertible preferred stock warrant liability to common stock warrant liability during the three months ending September 30, 2010. The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other income (expense), net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting.

DOE Loan Facility Draw-Down

In July 2010, we received additional loans under the DOE Loan Facility for $2.1 million at interest rates ranging from 2.1% to 2.6%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. In addition to designing and manufacturing our vehicles, we sell and service them through our own sales and service network.

We were incorporated in Delaware in 2003 and introduced our first vehicle, the Tesla Roadster, in early 2008. In July 2009, we introduced a new Roadster model, the Tesla Roadster 2, and its higher performance option package Roadster Sport. On July 1, 2010, we introduced the Roadster 2.5, with new styling and an upgraded interior. During the first three quarters of 2009, we fulfilled a significant number of reservations for the Tesla Roadster placed prior to 2009. Beginning with the quarter ended December 31, 2009, sales of the Tesla Roadster began more closely approximating the level of orders placed during the quarter. Since that quarter, we have experienced period over period growth in sales. As of June 30, 2010, we had sold Tesla Roadsters to customers in 26 countries, primarily in the United States, Europe and Canada. We are developing our planned Model S sedan which we currently expect to introduce commercially in 2012.

We market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We opened our first store in Los Angeles, California, in May 2008 and as of June 30, 2010, we operated a total of 13 Tesla stores in North America and Europe.

We have entered, and intend to enter, into development and commercial agreements with other manufacturers for the development and sale of electric powertrain components. From inception through December 31, 2009, these powertrain development activities were exclusively pursuant to a development arrangement, which was formalized in an agreement in May 2009 with Daimler AG, or Daimler, for the development of a battery pack and charger for Daimler’s Smart fortwo electric drive. Additionally, we have been selected by Daimler to supply it with up to 1,500 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. We began shipping the first of these battery packs and chargers in November 2009 and started to recognize revenue for these sales in the quarter ended December 31, 2009. During the quarter ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. A formal agreement for this arrangement was entered into with Daimler in May 2010. In the quarter ended March 31, 2010, we completed the development and sale of modular battery packs for electric delivery vans for Freightliner Custom Chassis Corporation, or Freightliner, an affiliate of Daimler and recognized revenue related to these development services. Freightliner plans to use these electric vans in a limited number of customer trials.

In May 2010, we entered into a stock purchase agreement with Toyota Motor Corporation, or Toyota, pursuant to which Toyota purchased $50.0 million of our common stock, at a price per share equal to the initial public offering price, in a private placement that closed immediately subsequent to the closing of our initial public offering in July 2010. In addition, Tesla and Toyota announced their intention to cooperate on the development of electric vehicles, and for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. In July 2010, the two companies entered into an agreement to develop an electric powertrain for the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes will be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We plan to produce and deliver a fleet of prototypes to Toyota for evaluation within 2010. The first prototype has already been built and is currently undergoing testing.

In May 2010, we also entered into an agreement to purchase an existing automobile production facility in Fremont, California from New United Motor Manufacturing, Inc., or NUMMI, which is a joint venture between Toyota and Motors Liquidation Company, the owner of selected assets of General Motors. The purchase totals 207 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon. The purchase price for the land and the facility, excluding whatever manufacturing equipment we may subsequently acquire from NUMMI, is approximately $42 million. We currently anticipate that this purchase will close in a few months, subject to customary closing conditions. We intend to use this facility for the production of our planned Model S and future vehicles. We are in an early stage of planning for this facility.

Since inception through June 30, 2010, we had recognized $176.0 million in revenue. As of June 30, 2010, we had an accumulated deficit of $328.7 million.

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC. The IPO closed on July 2, 2010, at which time we sold 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, as of June 30, 2010, we have incurred offering costs of $4.5 million related to the IPO. Concurrent with the closing of our IPO in July 2010, we received proceeds of $50.0 million from the issuance of 2,941,176 shares of our common stock to Toyota in a private placement transaction.

As required under our DOE Loan Facility, we must set aside 50% of the net proceeds from the IPO and the concurrent Toyota private placement up to a maximum of $100.0 million, to fund a separate, dedicated account. Following the completion of our IPO and concurrent private placement on July 2, 2010, we transferred $100.0 million of the net proceeds from the initial public offering and the concurrent private placement to fund the dedicated account. We will record this cash as restricted cash during the three months ending September 30, 2010.

Management Discussion Regarding Opportunities, Challenges and Risks

To date we have derived our revenue principally from sales of the Tesla Roadster and related sales of zero emission vehicle credits, and to a lesser extent on products and development services related to electric powertrain activities. We intend in the longer term to derive substantial revenues from the sales of our planned Model S sedan electric vehicle which is at an early stage of development and which we currently expect to introduce commercially in 2012, as well as from our powertrain products and development services.

We currently design, manufacture and sell the Tesla Roadster, our first production vehicle that we introduced in 2008. From inception to date, Tesla Roadster sales have been mainly to customers in North America; however, with the start of sales in Europe in the second half of 2009 and recent sales in Asia and Canada, we believe there is a significant opportunity for sales outside the United States and we continue to experience sales growth in Europe, Asia and Canada. The Tesla Roadster has only been produced in low volume quantities and is currently partially assembled by Lotus in its facilities in the United Kingdom. We have a supply agreement with Lotus, which we amended in March 2010, pursuant to which we are obligated to purchase a minimum of 2,400 Tesla Roadster vehicles or gliders over the term of the agreement, which will expire in December 2011. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until December 2011. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a number of Tesla Roadsters for sale in 2012. To the extent we wish to sell additional Tesla Roadsters with the Lotus gliders beyond the 2,400 we have already contracted for, we will need to negotiate a new or amended supply agreement with Lotus but may be unable to do so on terms and conditions favorable to us, if at all. We do not currently plan to begin selling our next generation Tesla Roadster until at least one year after the launch of the Model S which is expected to be in production in 2012. We intend to manufacture our next generation Tesla Roadster entirely in our own facilities. The Tesla Roadster is a high-end luxury automobile with a current effective base price of $101,500 in the United States, assuming and after giving effect to the currently available United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Continued difficult economic conditions, competition from third parties and the availability of the Model S could result in depressed sales of the Tesla Roadster.

We are designing our second vehicle, the Model S for a significantly broader customer base than the Tesla Roadster and plan to manufacture the Model S in higher volumes than our current volumes for the Tesla Roadster in our planned manufacturing facility. In May 2010, we executed a purchase agreement to acquire a manufacturing facility in Fremont, California. We are in an early stage of planning for this facility. We have secured a $363.9 million loan under our DOE Loan Facility for the continued development of the Model S and the build out of our planned Model S manufacturing facility, which is subject to certain draw conditions. However, our Model S production model will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch the Model S on our planned timeline or result in cost overruns. In addition, there is no guarantee that a market for the Model S will develop.

We are continuing to develop our electric powertrain components and systems sales and services and have secured a $101.2 million loan under our DOE Loan Facility for the expansion of our engineering and production capability for these activities in our Palo Alto facility, which is subject to certain draw conditions. Until June 2010, Daimler and its affiliates were the sole customers of our powertrain activities and there is no guarantee that we will be able to secure future business with Daimler as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a memorandum of understanding with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements. In July 2010, Tesla and Toyota entered into an agreement to initiate the development of an electric version of the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes will be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We plan to produce and deliver a fleet of prototypes to Toyota for evaluation in 2010. We may have difficulty attracting and retaining powertrain customers in the future.

Unadjusted Error in 2009

In June 2010, we identified an error related to the understatement in stock-based compensation expense subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2009.

In the fourth quarter of 2009, we granted certain stock options for which a portion of the grant was immediately vested. We erroneously accounted for the expense on a straight-line basis over the term of the award, while expense recognition should always be at least commensurate with the number of awards vesting during the period. As a result, selling, general and administrative expenses and net loss for the year ended December 31, 2009 were understated by $2.7 million. The error did not have an effect on the valuation of the stock options. As stock-based compensation expense is a non-cash item, there was no impact on net cash used in operating activities for the year ended December 31, 2009.

To correct this error, we recorded additional stock-based compensation of $2.4 million during the three months ended June 30, 2010. We considered the impact of the error on reported operating expenses and trends in operating results and determined that the impact of the error was not material to previously reported financial information as well as those related to the three months ended June 30, 2010. We also evaluated this control deficiency in the context of our internal control over financial reporting and based on the magnitude, nature and extent of the error, determined that such deficiency would be considered a significant deficiency. A significant deficiency is a deficiency or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness, yet important enough to merit attention by those responsible for the oversight of the company’s financial reporting.

Critical Accounting Policies and Estimates

Our consolidated financial statements included elsewhere in this prospectus are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Automotive Sales

We recognize automotive sales revenue from sales of the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle, or ZEV, credits. We also recognize automotive sales revenue from the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other manufacturers. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Automotive sales consist primarily of revenue earned from the sale of vehicles. Sales or other amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statements of operations and are instead recorded as deferred revenue on our consolidated balance sheets. Prior to February 2010, we did not provide direct financing for the purchase of the Tesla Roadster although a third-party lender has provided financing arrangements to our customers in the United States. Under these arrangements we have been paid in full by the customer at the time of purchase. Starting in February 2010, we began offering a leasing program to qualified customers in the United States.

Automotive sales also consist of revenue earned from the sales of vehicle options, accessories and destination charges. While these sales may take place separately from a vehicle sale, they are often part of one vehicle sale agreement resulting in multiple element arrangements. Contract interpretation is sometimes required to determine the appropriate accounting for recognition of our revenue, including whether the deliverables specified in the multiple element arrangement should be treated as separate units of accounting, and, if so, how the price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We are also required to evaluate whether a delivered item has value on a stand-alone basis prior to delivery of the remaining items by determining whether we have made separate sales of such items or whether the undelivered items are essential to the functionality of the delivered items. Further, we assess whether we know the fair value of the undelivered items, determined by reference to stand-alone sales of such items.

To date, we have been able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicle accessories and options separately, outside of any multiple element arrangements. As each of these items has stand alone value to the customer, revenue from sales of vehicle accessories and options are recognized when those specific items are delivered to the customer. Increased complexity to our sales agreements or changes in our judgments and estimates regarding application of these revenue recognition guidelines could result in a change in the timing or amount of revenue recognized in future periods.

Development Services

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs and chargers to meet a customer’s specifications. Beginning in the quarter ended March 31, 2010, we started entering into such contracts with the expectation that our development services would constitute a viable revenue-generating activity. Revenue is recognized as a development arrangement is finalized, the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheet. As of June 30, 2010, we had deferred $7.6 million in revenue related to development services. Increased complexity to our development agreements or changes in our judgments and estimates regarding application of these revenue recognition guidelines could result in a change in the timing or amount of revenue recognized in future periods.

Costs of development services are expensed as incurred. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of revenues.

Prior to 2010, compensation from the Smart fortwo development arrangement with Daimler, which is discussed below under “Development Compensation”, was recorded as an offset to research and development expenses. This early arrangement was motivated primarily by the opportunity to engage Daimler and at the same time, jointly progress our own research and development activities with the associated development compensation.

Development Compensation

We began receiving payments under the Smart fortwo development arrangement with Daimler in the year ended December 31, 2008 to compensate us for the cost of our development activities. We deferred recognition for these payments received in advance of the execution of the final agreement because a number of significant contractual terms were not in place prior to that time. Upon entering into the final agreement in May 2009, we began recognizing the deferred development compensation as an offset to our research and development expenses on a straight-line basis. This amount was recognized over the expected life of the agreement, beginning in May 2009 and continuing through November 2009. Payments that we received upon the achievement of development milestones subsequent to contract execution in May 2009 were recognized upon achievement and acceptance of the respective milestones. All amounts received under this development agreement have been recognized as an offset to our research and development expenses in the consolidated statement of operations. All development activities under this agreement were completed as of December 31, 2009.

Inventory Valuation

We value our inventories at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs for estimated obsolescence or unmarketable inventories based upon assumptions about future demand forecasts. If our inventory on hand is in excess of our future demand forecast, the excess amounts are written off.

We also review inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert inventory on hand into a finished product. Once inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, we recorded write-downs of $0.2 million, $0.4 million, $0.5 million and $0.7 million to cost of automotive sales, respectively.

The inventory amounts are based on our current estimates of demand, selling prices and production costs. Should our estimates of future selling prices or production costs change, material changes to these reserves may be required. Further, a small change in our estimates may result in a material charge to our reported financial results.

Adverse Purchase Commitments

To the extent future inventory purchases under non-cancellable purchase orders or agreements are for excess or obsolete parts or the related inventory is deemed to be in excess of its net realizable value, we record a provision for adverse purchase commitments. We did not record significant charges during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, we recorded charges of $0.2 million and $0.4 million, to cost of automotive sales respectively.

The amounts we record are based on our current estimates of demand, selling prices and production costs. Should our estimates of future selling prices or production costs change, material changes to these reserves may be required. Further, a small change in our estimates may result in a material charge to our reported financial results.

Warranties

We accrue warranty reserves at the time a vehicle is delivered to a customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a new vehicle and accordingly, the adjustments that we record may be material. As of June 30, 2010 and December 31, 2009, we had $4.3 million and $3.8 million in warranty reserves, respectively. Adjustments to warranty reserves are recorded in cost of sales.

It is likely that as we sell additional Tesla Roadsters we will acquire additional information on the projected costs to repair or to replace items under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

We began selling powertrain components and recognizing such sales during the quarter ended December 31, 2009. As a result, we began accruing warranty reserves for these products. As with our warranty reserves for vehicle sales, we intend to review our powertrain warranty reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and will adjust our estimates as needed.

Valuation of Stock-Based Awards, Common Stock and Warrants

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock options granted to employees using the intrinsic value method. The intrinsic value method requires a company to recognize compensation expense for stock options granted to employees based on any differences between the exercise price of the stock options granted and the fair value of the underlying common stock. Under the intrinsic value method, any compensation cost relating to stock options was recorded on the date of the grant in stockholders’ equity as deferred compensation and was thereafter amortized to expense over the vesting period of the grant. We generally did not recognize stock-based compensation for stock options granted to our employees prior to January 1, 2006 as we granted stock options with an exercise price equal to the fair value of the underlying common stock.

Effective January 1, 2006, we adopted the fair value method of accounting for our stock options granted to employees which requires us to measure the cost of employee services received in exchange for the stock options, based on the grant date fair value of the award. The fair value of the awards is estimated using the Black-Scholes option-pricing model. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period which is generally four years.

We adopted the fair value method using the prospective transition method as we used the minimum value method for the previously required pro forma disclosures. The prospective transition method requires us to continue to apply the intrinsic value method in future periods to equity awards outstanding as of January 1, 2006. Under the prospective transition method, any compensation costs that will be recognized from January 1, 2006 will include only: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value method; and (b) compensation cost for all stock-based awards granted or modified subsequent to December 31, 2005, net of estimated forfeitures, based on fair value. We amortize the fair value of our stock-based compensation for the equity awards granted after January 1, 2006 on a straight-line basis, which we believe better reflects the level of service to be provided by our employees over the vesting period of the awards. In accordance with the prospective transition method, results for prior periods were not restated. Beginning on January 1, 2006, the fair value of each new employee option awarded was estimated on the grant date for the periods below using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.3%	2.2%	2.4%	2.0%
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	72%	64%	72%	64%
Dividend yield	0%	0%	0%	0%

If in the future we determine that another method for calculating the fair value of our stock options is more reasonable, or if another method for calculating the above input assumptions is prescribed by authoritative guidance, the fair value calculated for our employee stock options could change significantly.

The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.

The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life. Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by the SEC, is calculated as the average of the time-to-vesting and the contractual life of the options.

Our expected volatility is derived from the historical volatilities of several unrelated public companies within industries related to our business, including the automotive OEM, automotive retail, automotive parts and battery technology industries, because we have no trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. Our historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

As we accumulate additional employee option data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities, expected lives and forfeiture rates, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in our cost of sales, research and development expenses, and selling, general and administrative expenses.

We account for stock options issued to nonemployees also based on their estimated fair value determined using the Black-Scholes option-pricing model. However, the fair value of the equity awards granted to nonemployees is re-measured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Common Stock Valuation

We have historically granted stock options with exercise prices equal to the fair value of our common stock as determined at the date of grant by our Board of Directors. Because there has been no public market for our common stock, our Board of Directors has determined the fair value of our common stock by considering a number of objective and subjective factors, including the following:

•	our sales of convertible preferred stock to unrelated third parties;

•	our operating and financial performance;

•	the lack of liquidity of our capital stock;

•	trends in our industry;

•	arm’s length, third-party sales of our stock; and

•	contemporaneous valuations performed by an unrelated third-party.

There is inherent uncertainty in these estimates and if we had made different assumptions than those used, the amount of our stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. The following table summarizes, by grant date, the number of stock options granted since January 1, 2008 and the associated per share exercise price, which equaled the fair value of our common stock for each of these grants.

Grant Date	Number of Options Granted	Exercise Price and Fair Value per Share of Common Stock
June 4, 2008	762,137	$2.70
July 8, 2008	278,308	2.70
September 3, 2008	200,155	2.70
October 29, 2008	205,156	2.70
March 2, 2009	214,813	2.70
April 13, 2009	1,005,837	2.70
April 22, 2009	105,184	2.70
August 4, 2009	323,063	2.94
October 21, 2009	590,638	6.15
December 4, 2009	7,977,444	6.63
December 16, 2009	58,995	6.63
March 3, 2010	402,660	9.96
April 28, 2010	256,320	13.23
June 12, 2010	1,135,710	14.17

Included in the December 4, 2009 awards, were 6,711,972 stock options granted to our Chief Executive Officer comprised of two grants. In recognition of his and our company’s achievements and to create incentives for future success, the Board of Directors approved an option grant representing 4% of our fully-diluted share base prior to such grant as of December 4, 2009, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date. In addition, to create incentives for the attainment of clear performance objectives around a key element of our current business plan—the successful launch and commercialization of the Model S—the Board of Directors approved additional options totaling an additional 4% of our fully-diluted shares prior to such grant as of December 4, 2009, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming Mr. Musk’s continued service to us through each vesting date:

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of the Model S Engineering Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of the Model S Validation Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the first Model S Production Vehicle; and

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the 10,000th Model S Production Vehicle.

If Mr. Musk does not meet one or more of the above milestones prior to the fourth anniversary of the date of grant, he will forfeit his right to the unvested portion of the grant.

Included in our June 12, 2010 stock option grants were 666,300 stock options granted to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for Mr. Musk above.

Our Board of Directors has performed valuations of our common stock for purposes of granting stock options in a manner consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The enterprise value input of our common stock valuations were derived either using fundamental analysis (income and market approaches) or based on a recent round of financing (option pricing approach). The income approach estimates the enterprise value of the company by discounting the expected future cash flows of the company to present value. We have applied discount rates that reflect the risks associated with our cash flow projections and have used venture capital rates of return for companies at a similar stage of development as us, as a proxy for our cost of capital. Our discounted cash flow calculations are sensitive to highly subjective assumptions that we were required to make at each valuation date relating to appropriate discount rates for various components of our business. For example, the discount rates used to value the cash flow projections from the Model S business factored in the low cost debt we expected to raise from the U.S. Department of Energy.

Valuation Date	Range of Discount Rates
December 31, 2007	30.0 – 40.0%
May 15, 2008	30.0 – 40.0%
December 31, 2008	30.0 – 40.0%
February 28, 2009	30.0 – 40.0%
May 11, 2009	16.2 – 34.8%
August 1, 2009	16.2 – 34.8%
October 15, 2009	12.4 – 27.1%
November 27, 2009	12.4 – 27.1%
February 23, 2010	11.4 – 20.0%
April 21, 2010	14.4 – 20.0%
June 9, 2010	14.5 – 20.0%

Our projected cash flows have been primarily derived from our Tesla Roadster, Model S and powertrain revenue streams. More recently, these cash flow projections take into account the fact that we have been selling the Tesla Roadster since 2008, that we began selling powertrain components in the quarter ended December 31, 2009 and our anticipation of Model S production in 2012.

Under the market approach, the total enterprise value of the company is estimated by comparing our business to similar businesses whose securities are actively traded in public markets, or businesses that are involved in a public or private transaction. Prior transactions in our stock are also considered as part of the market approach methodology. We have selected revenue valuation multiples derived from trading multiples of public companies that participate in the automotive OEM, automotive retail, automotive parts and battery technology industries. These valuation multiples were then applied to the equivalent financial metric of our business, giving consideration to differences between our company and similar companies for such factors as company size and growth prospects.

For those reports that relied on the fundamental analysis, we prepared a financial forecast to be used in the computation of the enterprise value for both the market approach and the income approach. The financial forecasts took into account our past experience and future expectations. The risks associated with achieving these forecasts were assessed in selecting the appropriate discount rate. As discussed below, there is inherent uncertainty in these estimates. Second, we allocated the resulting equity value among the securities that comprise our capital structure using the Option-Pricing Method. The aggregate value of the common stock derived from the Option-Pricing Method was then divided by the number of common shares outstanding to arrive at the per common share value. For those reports that relied on the recent round of financing, we back-solved for the total equity value such that the value of the instrument sold in the recent round as calculated by the option pricing model was consistent with the observed transaction price.

Our Board of Directors has considered the valuations derived from the approaches above, the probability and timing of completing an initial public offering, as well as other qualitative factors in arriving at our common stock valuations, including the following:

•	significant operating losses for the years ended December 31, 2007, 2008, 2009 and the six months ended June 30, 2010;

•	macroeconomic uncertainty in 2008;

•	the absence of a significant initial public offering market throughout 2008 and continuing through the second quarter of 2009; and

•	other market developments that influence forecasted revenue.

Valuations that we have performed require significant use of estimates and assumptions, If different estimates and assumptions had been used, our common stock valuations could be significantly different and related stock-based compensation expense may be materially impacted.

Warrants

We have accounted for our freestanding warrants to purchase shares of our convertible preferred stock as liabilities at fair value upon issuance. We have recorded the warrants as a liability because the underlying shares of convertible preferred stock are contingently redeemable and, therefore, may obligate us to transfer assets at some point in the future. The warrants are subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated statements of operations.

In January 2010, we issued a warrant to the DOE in connection with the closing of the DOE Loan Facility to purchase shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. This convertible preferred stock warrant will become a warrant to purchase shares of our common stock at an exercise price of $7.54 per share upon the closing of our initial public offering in July 2010. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will become exercisable in quarterly amounts depending on the average outstanding balance of the DOE Loan Facility during the prior quarter. The warrant may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrant will be reduced. Since the number of shares of common stock ultimately issuable under the warrant will vary, this warrant will be carried at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. Our ability to prepay the DOE Loan Facility and consequently, affect the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative is inherently valued and accounted for as part of the convertible preferred stock warrant.

Since the number of shares ultimately issuable under the DOE warrants will vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we measured the fair value of the DOE warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates various scenarios and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant over the expected term of the DOE Loan Facility of 13 years. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date.

The significant assumptions that we use in the valuation of the DOE warrant include similar assumptions used in the valuation of our Series E convertible preferred stock warrants at various simulated stock prices, as well as the interest rate differential between the interest rates under our DOE Loan Facility and market interest rates for companies comparable to us. The estimated value of our Series E convertible preferred stock warrant requires us to use a Black-Scholes option-pricing model, which incorporates several assumptions that are subject to significant management judgment as is the case for stock-based compensation discussed above. The differential between the interest rates under our DOE Loan Facility and market interest rates is derived from the credit spread data of several unrelated public companies within industries related to our business. As the average simulated value of a Series E convertible preferred stock warrant increases relative to the credit spread of our comparator companies, the fair value of our DOE warrant decreases since the economic cost of prepaying our outstanding loans under the DOE Loan Facility and replacing the funds with market interest rate debt, would be lower than the economic cost associated with the dilution caused by the vesting of warrants. Similarly, as the credit spread of our comparator companies increases relative to the average simulated value of our Series E convertible preferred stock warrant, the fair value of our DOE warrant increases since the economic cost associated with prepaying our outstanding loans under the DOE Loan Facility and replacing the funds with market interest rate debt is higher than the economic cost associated with the dilution caused by the vesting of warrants, and therefore, we would not prepay our outstanding DOE debt and we would allow a higher number of warrants to vest. As of June 30, 2010, the fair value of the DOE warrant of $7.4 million was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheet. The relative movements in our stock price as compared to the credit spread of our comparator companies will result in fair value changes being recorded in other income (expense), net, in future periods which may be significant.

Excluding the warrant issued to the DOE in January 2010, we have estimated the fair value of our other convertible preferred stock warrants at the respective balance sheet dates using a Black-Scholes option-pricing model which used several assumptions that are subject to significant management judgment as is the case for stock-based compensation as discussed above. Upon the completion of our IPO, these convertible preferred stock warrants outstanding as of June 30, 2010, will be net exercised or expire. Accordingly, at that time, the related convertible preferred stock warrant liability will no longer exist.

Income Taxes

We record our provision for income taxes in our consolidated statements of operations by estimating our taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure together with assessing temporary differences arising from differing treatment of items recognized for financial reporting versus tax return purposes. These differences result in deferred tax assets, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of June 30, 2010, we had recorded a full valuation allowance on our U.S. net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes, such as net operating losses, based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the United States and various foreign jurisdictions, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are subject to audit by the various federal, state and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our accounting consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a material change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standard update which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The guidance is effective beginning January 1, 2011 with early application permitted. We are currently evaluating both the timing and the impact of the standard on our consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using Level III inputs, a reporting entity will be required to disclose information about purchases, sales, issuances and settlements on a gross rather than on a net basis. The updated guidance will also require fair value disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level II and Level III fair value measurements. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the updated guidance to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Automotive sales	$23,971	$26,945	$44,556	$47,831
Development services	4,434	—	4,661	—

Total revenues	28,405	26,945	49,217	47,831
Cost of revenues
Automotive sales	20,266	24,844	37,124	47,776
Development services	1,878	—	1,980	—

Total cost of revenues	22,144	24,844	39,104	47,776
Gross profit	6,261	2,101	10,113	55
Operating expenses
Research and development (net of development compensation of $8,509 and $8,509 for the three and six months ended June 30, 2009, respectively)	15,416	1,941	28,681	9,882
Selling, general and administrative	22,207	8,247	38,792	14,854

Total operating expenses	37,623	10,188	67,473	24,736

Loss from operations	(31,362)	(8,087)	(57,360)	(24,681)
Interest income	47	29	95	45
Interest expense	(464)	(1,086)	(694)	(2,488)
Other income (expense), net	(6,729)	(1,715)	(9,950)	257

Loss before income taxes	(38,508)	(10,859)	(67,909)	(26,867)
Provision for income taxes	9	8	127	16

Net loss	$(38,517)	$(10,867)	$(68,036)	$(26,883)

Revenues

Automotive Sales

Automotive sales consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Vehicle, options and related sales	$19,136	$26,945	$37,231	$47,831
Powertrain component and related sales	4,835	—	7,325	—

Total automotive sales	$23,971	$26,945	$44,556	$47,831

Automotive sales during the three months ended June 30, 2010 was $24.0 million, a decrease from $26.9 million during the three months ended June 30, 2009. Automotive sales for the three months ended June 30, 2010 consisted of $19.1 million of vehicle, options and related sales, and $4.8 million of powertrain component and related sales, compared to $26.9 million of vehicle, options and related sales for the three months ended June 30, 2009.

Automotive sales during the six months ended June 30, 2010 was $44.6 million, a decrease from $47.8 million during the six months ended June 30, 2009. Automotive sales for the six months ended June 30, 2010 consisted of $37.2 million of vehicle, options and related sales, and $7.3 million of powertrain component and related sales, compared to $47.8 million of vehicle, options and related sales for the six months ended June 30, 2009.

During the first three quarters of 2009, we continued to fulfill reservations for the Tesla Roadster which we began to deliver in 2008, and we had made a significant effort to increase our production capacity in order to accelerate deliveries to customers on our waitlist. As a result, a significant portion of the revenue recognized during the first two quarters of 2009 came from fulfilling reservations placed prior to 2009. Beginning with the quarter ended December 31, 2009, sales of the Tesla Roadster began more closely approximating the level of orders placed during the quarter and since that quarter, we have experienced period over period growth in sales. As such, vehicle, options and related sales for the three and six months ended June 30, 2010 were more reflective of current demand as compared to the three and six months ended June 30, 2009. Similarly, zero emission vehicle, or ZEV, credit sales which are included in vehicle, options and related sales, were higher during the three and six months ended June 30, 2009 as the fulfillment of a significant number of reservations allowed us to sell a larger number of ZEV credits. The decrease in vehicle deliveries was partially offset by higher selling prices from an expanded offering of vehicle options to our customers.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases. As of June 30, 2010, we had deferred revenues of $0.5 million of down payments which will be recognized over the term of the individual leases. Lease revenues are recorded in vehicle, options and related sales within automotive sales revenue and for the six months ended June 30, 2010, we recognized $0.1 million. During the three months ended June 30, 2010, approximately 23% of the vehicles delivered in the United States during the quarter were under operating leases.

Powertrain component and related sales were comprised primarily of battery packs and chargers that we delivered to supply Daimler’s Smart fortwo program. We have been selected by Daimler to supply it with up to 1,500 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. We began delivering and recognizing revenue for these production battery packs and chargers at the end of 2009.

Prior to 2010, most of our revenues had been generated through sales of our vehicles in the United States and we had no revenues from sales outside of the United States prior to the third quarter of 2009. Our international sales commenced with the launch of the Tesla Roadster in Europe in July 2009 and since then, we have recognized revenue from sales of the Tesla Roadster in additional countries including Canada, Japan and Hong Kong during the three months ended June 30, 2010. For the three and six months ended June 30, 2010, 60% and 54%, respectively, of our revenue from vehicle, options and related sales, were derived outside of the United States. All of our powertrain component and related sales were derived outside of the United States. As we continue to expand into additional new markets, we expect our international revenues to increase in aggregate dollar amounts and to remain relatively consistent as a percentage of total revenues in future periods.

While revenue related to servicing vehicles has been insignificant to date, we expect such revenues to increase in future periods as we sell more vehicles and as vehicle warranties begin to expire. Additionally, we expect our development services revenue may fluctuate in future periods based on the timing of cash receipts as compared to the timing of meeting revenue recognition criteria.

Development Services

Beginning in the first quarter of 2010, we started entering into development services arrangements with the expectation that our development services would constitute a viable revenue-generating activity. We began recognizing development services revenue during the first quarter of 2010 with the development and delivery of modular battery packs for Freightliner Custom Chassis Corporation, or Freightliner, an affiliate of Daimler. These battery packs were to be used in electric delivery vans in a limited number of Freightliner’s customer trials. Prior to 2010, compensation that we had received from our first development arrangement with Daimler for battery packs and chargers for its Smart fortwo program, was recorded as an offset to research and development expenses. This early arrangement was motivated primarily by the opportunity to engage Daimler and at the same time, jointly progress our own research and development activities with the associated development compensation.

During the three months ended March 31, 2010, Daimler also engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler to that point. In May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples. During the three months ended June 30, 2010, we received an aggregate of $5.0 million in payments and recognized $4.4 million of the total payments received to date in development services revenue. As of June 30, 2010, there was accounts receivable of $4.2 million and $7.6 million of deferred revenues that will be recognized during the remaining term that we expect to complete our development activities under this program. Development services revenue for the six months ended June 30, 2010 was comprised primarily of revenues from the A-Class development program as well as $0.2 million related to our development services to Freightliner.

We intend to grow our development services revenue over time by establishing additional commercial arrangements with Daimler, Toyota and other automobile manufacturers.

Cost of Revenues and Gross Profit

Cost of revenues during the three months ended June 30, 2010 was $22.1 million, a decrease from $24.8 million during the three months ended June 30, 2009. Cost of revenues during the six months ended June 30, 2010 was $39.1 million, a decrease from $47.8 million during the six months ended June 30, 2009. The decrease in cost of revenues for both the three and six months ended June 30, 2010 was driven primarily by the significant number of vehicles delivered during the first two quarters of 2009 from fulfilling customer reservations placed prior to 2009.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we record cost of automotive sales equal to the depreciation of the leased vehicles on a straight-line basis over the term of the individual leases. Cost of automotive sales related to leased vehicles has not been significant.

The decrease in cost of revenues from automotive sales for these periods was partially offset by the increase in cost of revenues from development services. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. During the three months ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. As of March 31, 2010, a development agreement had yet to be finalized and as such, the related development services costs of $0.5 million that we incurred during the three months ended March 31, 2010 were expensed in research and development. In May 2010, we finalized the agreement and began recording the costs related to this program in cost of revenues for the three months ended June 30, 2010.

Gross profit for the three months ended June 30, 2010 was $6.3 million, an increase from $2.1 million for the three months ended June 30, 2009. The increase was driven primarily by an expanded offering of vehicle options to our customers; the continued launch of the Tesla Roadster internationally, where in certain markets, we have experienced higher average selling prices; lower material cost; and the gross profit contributed by our development services revenues which we began to recognize in 2010. As discussed above, although we had deferred the recognition of revenues on the Daimler A-Class development program until we had executed a final agreement during the three months ended June 30, 2010, costs we had incurred for these activities during the three months ended March 31, 2010 were expensed in research and development in the first quarter. As such, certain of the A-Class development services revenue that we recognized during the three months ended June 30, 2010, did not have any corresponding cost of revenues recorded during the quarter, which favorably impacted our gross profit.

Gross profit for the six months ended June 30, 2010 was $10.1 million, an increase from $55,000 for the six months ended June 30, 2009. The increase was driven primarily by an expanded offering of vehicle options to our customers; the continued launch of the Tesla Roadster internationally, where in certain markets, we have experienced higher selling prices; cost improvements associated with the model changeover from the Tesla Roadster to the Tesla Roadster 2 during the second half of 2009; and the gross profit contributed by our development services revenues which we began to recognize in 2010. Similar to the comparison of gross profit for the three months ended June 30, 2010 with the three months ended June 30, 2009, our gross profit was favorably impacted by the fact that certain of the A-Class development services revenue that we recognized during the six months ended June 30, 2010 did not have any corresponding cost of revenues recorded during the period.

We expect our development services revenue may fluctuate in future periods based on the timing of cash receipts as compared to the timing of meeting revenue recognition criteria. This may cause our gross profit and gross margin to be similarly impacted.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense. Also included in research and development expenses are development services costs that we incur, if any, prior to the finalization of agreements with our development services customers as reaching a final agreement and revenue recognition is not assured. Development services costs incurred after the finalization of an agreement are recorded in cost of revenues.

Research and development expenses during the three months ended June 30, 2010 were $15.4 million, an increase from $1.9 million during the three months ended June 30, 2009. Research and development expenses during the three months ended June 30, 2009 included $8.5 million in Daimler Smart fortwo development compensation which was recorded as an offset to research and development expenses. The $13.5 million increase in research and development expenses during the three months ended June 30, 2010 consisted primarily of the $8.5 million Daimler development compensation offset recognized during the three months ended June 30, 2009, and a $4.6 million increase in employee compensation expenses during the three months ended June 30, 2010 primarily associated with significantly higher headcount to support our Model S and powertrain development activities.

Research and development expenses during the six months ended June 30, 2010 were $28.7 million, an increase from $9.9 million during the six months ended June 30, 2009. Research and development expenses during the six months ended June 30, 2009 included $8.5 million in Daimler Smart fortwo development compensation which was recorded as an offset to research and development expenses. The $18.8 million increase in research and development expenses during the six months ended June 30, 2010 consisted primarily of an $8.6 million increase in employee compensation expenses during the six months ended June 30, 2010 primarily associated with significantly higher headcount to support our Model S and powertrain development activities, and the $8.5 million Daimler development compensation offset recognized during the six months ended June 30, 2009.

During the three months ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. As of March 31, 2010, a development agreement had yet to be finalized and as such, the related development services costs of $0.5 million that we incurred during the three months ended March 31, 2010 were expensed in research and development. In May 2010, we finalized the agreement and began recording the costs associated with this program in cost of revenues for the three months ended June 30, 2010.

Since the commercial launch of the Tesla Roadster, our investment in related research and development has decreased significantly. We are, however, in the process of significantly increasing our research and development efforts for the Model S, which has resulted in an increase in our research and development expenses in both aggregate dollar amounts and as a percentage of our revenues. We also anticipate that the additional costs that we will incur in operating our planned Model S manufacturing facility in Fremont, California will further increase these expenditures until the start of production of the Model S.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended June 30, 2010 were $22.2 million, an increase from $8.2 million during the three months ended June 30, 2009. The $14.0 million increase in our selling, general and administrative expenses during the three months ended June 30, 2010 consisted primarily of a $5.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards, the $2.4 million error correction of additional stock-based compensation expense that should have been recorded during the three months ended December 31, 2009 and a higher common stock valuation applied to new grants made subsequent to June 30, 2009; a $3.7 million increase in employee compensation expenses related to higher sales and marketing headcount to support a larger number of stores in the United States and Europe and higher general and administrative headcount to support the expansion of the business and our efforts of becoming a public company; a $1.2 million increase in professional services costs related to ongoing trademark and patent work, recruiting, as well as general corporate development activities; and a $1.8 million increase in office, information technology and facilities-related costs to support the growth of our business, including the opening of new stores and our transition to our Palo Alto headquarters.

Selling, general and administrative expenses during the six months ended June 30, 2010 were $38.8 million, an increase from $14.9 million during the six months ended June 30, 2009. The $23.9 million increase in our selling, general and administrative expenses during the six months ended June 30, 2010 consisted primarily of a $8.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards, a higher common stock valuation applied to new grants made subsequent to June 30, 2009, and the $2.4 million correction of additional stock-based compensation expense that should have been recorded during the three months ended December 31, 2009; a $6.8 million increase in employee compensation expenses related to higher sales and marketing headcount to support a larger number of stores in the United States and Europe and higher general and administrative headcount to support the expansion of the business and our efforts of becoming a public company; a $3.7 million increase in office, information technology and facilities-related costs to support the growth of our business, including the opening of new stores and our transition to our Palo Alto headquarters; and a $1.8 million increase in professional services costs related to ongoing trademark and patent work, recruiting, as well as general corporate development activities. The remainder of the increase was driven primarily by a higher level of marketing activities and costs to support expanded headcount.

We expect selling, general and administrative expenses to increase both in aggregate dollar amounts and as a percentage of revenue in future periods as we continue to grow and expand our operations, increase our sales and marketing team to handle our expanding customer base and market presence, and as we meet support the requirements of being a public company. We also expect an increase in our selling, general and administrative expenses as a result of our planned increase in the number of Tesla stores. As of June 30, 2010, we had opened 13 Tesla stores in the United States and Europe. We plan to open additional stores during 2010. We also anticipate that the additional costs we will incur in operating our planned Model S manufacturing facility in Fremont, California will further increase these expenditures until the start of production of the Model S.

Interest Expense

Interest expense during the three months ended June 30, 2010 was $0.5 million, a decrease from $1.1 million during the three months ended June 30, 2009. Interest expense during the six months ended June 30, 2010 was $0.7 million, a decrease from $2.5 million during the three months ended June 30, 2009. The decrease for both the three and six months ended June 30, 2010 was primarily related to our convertible notes which were converted into shares of our Series E convertible preferred stock in May 2009, partially offset by interest expense recognized in 2010 related to our loans under the DOE Loan Facility. We expect interest expense to increase significantly in aggregate dollar amounts and, prior to the launch of the Model S, as a percentage of revenues, as we continue to draw down on the DOE Loan Facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in the fair value of our convertible preferred stock warrant liability and transaction gains and losses on our foreign currency-denominated assets and liabilities. We expect our transaction gains and losses will vary depending upon movements in the underlying exchange rates. We expect the charges resulting from the change in the fair value of our convertible preferred stock warrant liability, excluding the DOE warrant liability, to be eliminated after July 2, 2010, as these warrants will either be net exercised or expire. The DOE convertible preferred stock warrant became a common stock warrant on July 2 and will be carried at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting.

Other expense, net, during the three months ended June 30, 2010 was $6.7 million, an increase in expense compared to other expense, net, of $1.7 million during the three months ended June 30, 2009. Other expense, net, during the six months ended June 30, 2010 was $10.0 million, an increase in expense compared to other income, net, of $0.3 million during the six months ended June 30, 2009. The increase in expense for both the three and six months ended June 30, 2010 was primarily due to the fair value changes in our convertible preferred stock warrant liability as well as the liability related to common stock warrants to certain of our stockholders which we issued in May 2010, both of which increased significantly in conjunction with the increase in our common stock valuation.

Provision for Income Taxes

Our provision for income taxes during the three months ended June 30, 2010 was $9,000, an increase from $8,000 during the three months ended June 30, 2009. Our provision for income taxes during the six months ended June 30, 2010 was $0.1 million, an increase from $16,000 during the six months ended June 30, 2009. The increase for both the three and six months ended June 30, 2010 was due primarily to the launch of the Tesla Roadster in Europe in July 2009 and the ensuing increase in taxable income in our international jurisdictions in subsequent periods.

Liquidity and Capital Resources

As of June 30, 2010, our principal sources of liquidity were our cash and cash equivalents in the amount of $47.3 million which included investments in money market funds. Our primary source of cash historically has been proceeds from the sales of convertible preferred stock, sales of convertible notes, refundable reservation payments from customers for the Tesla Roadster and more recently from sales of the Tesla Roadster, our compensation for electric powertrain development services and refundable reservation payments for our Model S. Through June 30, 2010, we had raised an aggregate of $319.2 million from sales of convertible preferred stock and convertible note financings. Since inception through the six months ended June 30, 2010, we had accumulated net operating losses of $328.7 million.

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. The IPO closed on July 2, 2010, at which time we sold 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we have incurred offering costs of $4.5 million related to the IPO.

Concurrent with the closing of our IPO, we sold 2,941,176 shares of our common stock to Toyota in a private placement transaction for aggregate proceeds of $50.0 million.

As required under our DOE Loan Facility, we must set aside 50% of the net proceeds from the IPO and the concurrent Toyota private placement up to a maximum of $100.0 million, to fund a separate, dedicated account. Following the completion of our IPO and concurrent private placement on July 2, 2010, we transferred $100.0 million of the net proceeds from the initial public offering and the concurrent private placement to fund the dedicated account. We will record this cash as restricted cash during the three months ending September 30, 2010.

DOE Loan Facility

On January 20, 2010, we entered into our DOE Loan Facility for $465.0 million to support the expansion of our manufacturing operations. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components, or the Powertrain facility. Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan, or the Model S facility. We have paid for a portion of the 20% of the budgeted costs related to our Model S Facility and therefore expect to receive 91.5% reimbursement from the DOE Loan Facility for ongoing budgeted costs.

Our ability to draw down funds under the DOE Loan Facility is conditioned upon several draw conditions. We are currently in compliance with these draw conditions. For the Powertrain facility, the draw conditions include our achievement of progress milestones relating to the development of the powertrain manufacturing facility and the successful development of commercial arrangements with third parties for the supply of powertrain components. For the Model S facility, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the planned Model S manufacturing facility, including an environmental assessment of such facility approved by the DOE and the completion of the processes under the National Environmental Policy Act and the California Enviornmental Quality Act. Certain advances will be subject to additional conditions to draw-down related to the site on which the applicable project is located. We are currently progressing towards our milestones and expect to meet them in a timely manner. Additionally, the DOE Loan Facility provides for the ability to update milestones should a reasonable need arise. Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date.

Through June 30, 2010, we had received loans under the DOE Loan Facility for an aggregate of $45.4 million with interest rates ranging from 2.5% to 3.4%. In July 2010, we received additional loans under the DOE Loan Facility for $2.1 million at interest rates ranging from 2.1% to 2.6%. Interest on advances under the DOE Loan Facility is payable quarterly in arrears. Advances under the Powertrain Facility are repayable in 28 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 26 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Powertrain Facility will be due and payable on the maturity date of September 15, 2019. Advances under the Model S Facility are repayable in 40 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 38 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Model S Facility will be due and payable on the maturity date of September 15, 2022. Advances under the loan facilities may be voluntarily prepaid at any time. All obligations under the DOE Loan Facility are secured by substantially all of our property.

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants. We are currently in compliance with these covenants.

The DOE Loan Facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default include a failure of Elon Musk, our Chief Executive Officer, Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility.

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from our initial public offering and the concurrent Toyota private placement and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the drawdown of additional loans under our DOE Loan Facility once used in full.

For additional information related to our DOE Loan Facility, see Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect that the proceeds from our initial public offering, the concurrent Toyota private placement and the loans under the DOE Loan Facility, together with our anticipated cash from operating activities and cash on hand, will be sufficient to fund our operations for the next 24 months. In order to fund our operations beyond that time, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, establish sales and service branches, improve infrastructure such as expanded battery assembly facilities, and introduce new vehicles such as the Model S. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

Leasing Activities

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value.

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our planned leasing operations will materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We intend to require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. Through June 30, 2010, our leasing activity has not had a significant adverse impact on our liquidity.

Reservation Payments

A component of our cash flows from operations has been our receipt of reservation payments from our customers. Reservation payments consist of reservation and membership payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification. However, we also occasionally accept reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications. We now require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. We do not believe that these changes will materially impact our liquidity or capital resources. Reservation payments for a vehicle are recorded as a current liability when received. No later than upon the delivery of a vehicle, the reservation payments collected on a customer’s account are applied against the total purchase price of the vehicle. Reservation payments are expected to fluctuate as the number of reservation holders on the Tesla Roadster reservation list decreases, while the number of reservation holders on the Model S reservation list increases.

Summary of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(45,191)	$(28,329)
Net cash used in investing activities	(19,453)	(5,010)
Net cash provided by financing activities	42,321	74,762

Cash Flows from Operating Activities

We continue to experience negative cash flows from operations as we expand our business and build our infrastructure both in the United States and internationally. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net cash used in operating activities was $45.2 million during the six months ended June 30, 2010. The largest component of our cash used during this period related to our net loss of $68.0 million, which included non-cash charges of $9.5 million related to stock-based compensation expense, $8.7 million related to the fair value change in our convertible preferred stock warrant liability and $4.6 million related to depreciation and amortization. Significant operating cash outflows were primarily related to $67.5 million of operating expenses, $39.1 million of cost of revenues, a $6.6 million increase in inventory and a $4.5 million decrease in our accrued liabilities, partially offset by a $6.0 million increase in accounts payable. Inventory increased to meet our production requirements while the net increase in accounts payable and accrued liabilities was mostly due to the growth of our business. Significant operating cash inflows for the six months ended June 30, 2010 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Significant operating cash inflows were comprised primarily of automotive sales of $44.6 million, $4.7 million of development services revenue, a $7.6 million increase in deferred revenues, partially offset by a $3.0 million increase in accounts receivable. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011, and in May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples, of which we received $4.2 million during the three months ended June 30, 2010. The increase in deferred revenues was primarily driven by payments that we had received from Daimler in relation to this development arrangement for which revenue recognition has yet to be achieved. Deferred revenues also increased from our vehicle leasing activities as we are recognizing the lease down-payments over the term of the operating leases. The increase in accounts receivable was related primarily to powertrain component sales and development services during the six months ended June 30, 2010 in relation to Daimler’s Smart fortwo and A-Class programs. During the six months ended June 30, 2010, we received $5.2 million of net new reservation payments for the Model S.

Net cash used in operating activities was $28.3 million during the six months ended June 30, 2009. The largest component of our cash used during this period related to our net loss of $26.9 million, which included non-cash charges of $3.1 million related to depreciation and amortization and $2.7 million related to interest on convertible notes, as well as a non-cash gain of $1.5 million from the extinguishment of convertible notes and warrants. Significant operating cash outflows were primarily related to $47.8 million of cost of revenues, $33.2 million of operating expenses, a $8.8 million increase in inventory and a $2.1 million increase in prepaid expenses and other current assets, partially offset by a $2.3 million increase in accounts payable and a $0.5 million increase in accrued liabilities. Inventory increased to meet our production requirements and the increases in prepaid expenses and other current assets, accounts payable and accrued liabilities were primarily due to the growth in our business. Significant operating cash inflows for the six months ended June 30, 2009 were derived primarily from sales of the Tesla Roadster as well as development compensation related to the Daimler Smart fortwo development arrangement. Cash inflows related to automotive sales activity were comprised of $47.8 million in revenues and a $4.3 million increase in reservation payments, partially offset by a $2.9 million decrease in deferred revenues and a $1.2 million increase in accounts receivable. Reservation payments increased as a result of our efforts to accelerate deliveries to customers on our waitlist and concurrently request additional payments at the time the customer selected their vehicle specifications. Cash inflows from the Daimler Smart fortwo development arrangement were $4.4 million.

Cash Flows from Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business and build our infrastructure both in the United States and internationally. Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations as well as restricted cash that we must maintain in relation to facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $19.5 million during the six months ended June 30, 2010 primarily related to capital purchases of $17.7 million and an increase in restricted cash of $1.8 million. The increase in capital purchases was driven primarily by our transition to and build out of our powertrain manufacturing facility and corporate headquarters in Palo Alto, California, a $3.4 million deposit paid towards the purchase of manufacturing equipment as well as a non-refundable payment of $3.0 million made to NUMMI in relation to the purchase of an existing automobile production facility located in Fremont, California which has yet to close. The increase in restricted cash was primarily related to certain refundable reservation payments segregated in accordance with state consumer protection regulations in Washington State and a deposit paid into escrow for the purchase of manufacturing equipment.

Net cash used in investing activities was $5.0 million during the six months ended June 30, 2009 primarily related to purchases of capital equipment of $3.4 million and an increase in restricted cash of $1.6 million. The increase in restricted cash was primarily related to a contractual deposit placed with a vendor as part of the vendor’s normal credit policies.

Net cash used in investing activities is expected to increase substantially as we build out and tool our planned Model S manufacturing facility in Fremont, California, and our powertrain manufacturing facility in Palo Alto, California.

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from issuances of convertible preferred stock and convertible notes, which provided us with aggregate net proceeds of $296.8 million on a cumulative basis through December 31, 2009, and to a lesser extent and more recently, from loans under the DOE Loan Facility.

Cash provided by financing activities was $42.3 million during the six months ended June 30, 2010 comprised primarily of $45.4 million we received from our loans under the DOE Loan Facility, partially offset by $3.5 million of issuance costs we incurred in relation to our DOE Loan Facility and our initial public offering. Cash provided by financing activities was $74.8 million during the six months ended June 30, 2009 comprised primarily of $49.4 million in net proceeds from the issuance of Series E convertible preferred stock and $25.5 million in proceeds received from the issuance of convertible notes and warrants.

On July 2, 2010, we completed our initial public offering, at which time we received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we have incurred offering costs of $4.5 million related to the IPO. Concurrent with the closing of our IPO, we received proceeds of $50.0 million from our concurrent private placement with Toyota.

Contractual Obligations

The following table sets forth, as of June 30, 2010 certain significant cash obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2010	2011	2012	2013	2014	2015 and thereafter
Operating lease obligations	$30,879	$2,476	$5,321	$5,433	$5,486	$5,359	$6,804
Capital lease obligations	998	175	318	286	219	—	—
Purchase obligations (1)(2)	24,300	8,400	15,900	—	—	—	—

	$56,177	$11,051	$21,539	$5,719	$5,705	$5,359	$6,804

(1)	Obligations include significant agreements or purchase orders to purchase goods or services that are enforceable, legally binding and where the significant terms are specified. Where a minimum purchase obligation is stipulated, as in the case of our supply agreement with Lotus Cars Limited, the amounts included in the table reflect the minimum purchase amounts based on the June 30, 2010 exchange rate for the British pound. Purchase obligations that are cancelable without significant penalty, are not included in the table.
(2)	Obligations do not include approximately $42 million to purchase our planned Tesla manufacturing facility for the Model S in Fremont, California, which we expect to incur in the year ending December 31, 2010. It further does not include contingent obligations related to environmental remediation and asset retirement obligations related to our Model S and powertrain manufacturing facilities, which we may record in future periods if their fair value can be reasonably estimated.

As of June 30, 2010 and December 31, 2009, we held reservation payments of $26.2 million and $26.0 million from potential customers, respectively, which are not reflected in the table above. As of June 30, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $3.6 million and reservation payments for Model S sedans in an aggregate amount of $22.6 million. As of December 31, 2009, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $8.2 million and reservation payments for Model S sedans in an aggregate amount of $17.9 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable.

Off-Balance Sheet Arrangements

During the periods presented, we did not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A portion of our costs and expenses for the year ended December 31, 2009 were denominated in foreign currencies such as the British pound and the euro. This is primarily due to the contract with Lotus Cars Limited, or Lotus, in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders and other parts sourced in Europe. Our international sales and marketing operations incur expense denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. This cost exposure is partially offset by our recent sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases from Asian suppliers are also subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency, it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results. To date, the foreign currency effect on our cash and cash equivalents has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $47.3 million as of June 30, 2010. A portion of these amounts were invested in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

As of June 30, 2010, we have received loans under the DOE Loan Facility for an aggregate of $45.4 million with interest rates ranging from 2.5% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $1.0 million as of June 30, 2010 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our final prospectus dated June 28, 2010 and filed with the Securities and Exchange Commission, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of June 30, 2010 we had only sold approximately 1,200 production vehicles to customers, almost all of which were sold in the United States and Europe. Our revenues were $14.7 million for the year ended December 31, 2008, $111.9 million for the year ended December 31, 2009 and $49.2 million for the six months ended June 30, 2010. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date we have derived our revenues principally from sales of the Tesla Roadster and related sales of zero emission vehicle credits, and to a lesser extent on products and services related to electric powertrain sales. We intend in the longer term to derive substantial revenues from the sales of our planned Model S sedan electric vehicle which is at an early stage of development and which we do not expect to be in production until mid-2012. We have no operating history with respect to the Model S electric vehicle and have only recently begun the component procurement process for the Model S, which limits our ability to accurately forecast the cost of the vehicle. In addition, we recently announced that we have entered into an agreement to purchase a manufacturing facility in Fremont, California to produce such vehicles, but we have not yet finalized the full vehicle design or completed our engineering, manufacturing or component supply plans for the Model S. In addition, as of June 30, 2010 our powertrain sales, development services revenue and powertrain research and development compensation have been exclusively generated under arrangements with Daimler AG, or Daimler, for the development and sale of a battery pack and a charger for Daimler’s Smart fortwo electric drive and for the development of a battery pack for Daimler’s A-Class vehicle. Blackstar Investco LLC, or Blackstar, an affiliate of Daimler, holds more than 5% of our outstanding capital stock. There are no assurances that we will be able to secure future business with Daimler or its affiliates. In July 2010, Tesla and Toyota Motor Corporation, or Toyota, entered into an agreement to develop an electric Powertrain for the Toyota RAV4. Toyota also purchased 2,941,176 shares of our common stock in a private placement transaction that occurred concurrently with the closing of our initial public offering. We have also announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. However, we have not entered into any agreements with Toyota for any such assistance, including any purchase orders, and we may never do so.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, in the four most recent fiscal quarters ended June 30, 2010, we have recorded quarterly revenue of as much as $45.5 million and as little as $18.6 million and quarterly operating losses of as much as $31.4 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle, or ZEV, credits to other automobile manufacturers, pursuant to certain state regulations. We have entered into an agreement with American Honda Co., Inc., or Honda, in 2009 for the sale of ZEV credits that we earn from the sale of vehicles that we manufacture through December 31, 2011. As of June 30, 2010, we had sold credits for 400 vehicles under this agreement and Honda has an obligation to purchase additional credits earned from the sale of any remaining vehicles that we manufactured in 2009 but sold in 2010 and from the sale of up to 261 additional vehicles manufactured in 2010 and 2011 prior to the expiration of the agreement. For the years ended December 31, 2008 and 2009, and the six months ended June 30, 2010, we recognized revenue from the sale of ZEV credits of $3.5 million, $8.2 million and $1.1 million, respectively. We may not be able to enter into new agreements to sell any additional credits we may earn in excess of the current contractual amounts on equivalent terms and if this occurs, our financial results will be harmed.

We have a history of losses and we expect significant increases in our costs and expenses to result in continuing losses for at least the foreseeable future.

We incurred a net loss of $68.0 million for the six months ended June 30, 2010 and have incurred net losses of approximately $328.7 million from our inception through June 30, 2010. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of the Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013, and may occur later. Even if we are able to successfully develop the Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as the Model S, which may not occur.

We expect the rate at which we will incur losses to increase significantly in future periods from current levels as we:

•	design, develop and manufacture our planned Model S;

•	design, develop and manufacture components of our electric powertrain;

•	develop and equip our planned manufacturing facility to produce our Model S in Fremont, California;

•	build up inventories of parts and components for our Model S;

•	develop and equip manufacturing facilities to produce our electric powertrain components;

•	open new Tesla stores;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities; and

•	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses.

In addition, as of June 30, 2010, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. In addition, we have not yet determined whether our initial public offering would constitute an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards. If an ownership change is deemed to have occurred as a result of our initial public offering, utilization of these assets could be significantly reduced.

Our future growth is dependent upon consumers’ willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•

perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•

perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems, such as the possible perception that Toyota’s recent vehicle recalls may be attributable to these systems;

•	the limited range over which electric vehicles may be driven on a single battery charge;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

In addition, recent reports have suggested the potential for extreme temperatures to affect the range or performance of electric vehicles. Based on internal testing, we estimate that our Tesla Roadster would have a 5-10% reduction in range when operated in -20°C temperatures. To the extent customers have concerns about such reductions or third party reports which suggest reductions in range greater than our estimates gain widespread acceptance, our ability to market and sell our vehicles, particularly in colder climates, may be adversely impacted.

Additionally, we may become subject to regulations that may require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. We are aware of advocacy groups, such as U.S. National Federation of the Blind, which are lobbying for regulations to require electric vehicle manufacturers to adopt minimum sound standards.

The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

The range of our electric vehicles on a single charge declines over time which may negatively influence potential customers’ decisions whether to purchase our vehicles.

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. For example, a customer’s use of their Tesla vehicle as well as the frequency with which they charge the battery of their Tesla vehicle can result in additional deterioration of the battery’s ability to hold a charge. We currently expect that our battery pack will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles and 7 years, which will result in a decrease to the vehicle’s initial range. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

The operation of our vehicles is different from internal combustion engine vehicles and our customers may experience difficulty operating them properly, including difficulty transitioning between different methods of braking.

We have designed our vehicles to minimize inconvenience and inadvertent driver damage to the powertrain. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of internal combustion vehicles. For example, we employ regenerative braking to recharge the battery in most modes of vehicle operation. Our customers may become accustomed to using this regenerative braking instead of the wheel brakes to slow the vehicle. However, when the vehicle is at maximum charge, the regenerative braking is not needed and is not employed. Accordingly, our customers may have difficulty shifting between different methods of braking. In addition, we use safety mechanisms to limit motor torque when the powertrain system reaches elevated temperatures. In such instances, the vehicle’s acceleration and speed will decrease. Finally, if the driver permits the battery to substantially deplete its charge, the vehicle will progressively limit motor torque and speed to preserve the charge that remains. The vehicle will lose speed and ultimately coast to a stop. Despite several warnings about an imminent loss of charge, the ultimate loss of speed may be unexpected. There can be no assurance that our customers will operate the vehicles properly, especially in these situations. Any accidents resulting from such failure to operate our vehicles properly could harm our brand and reputation, result in adverse publicity and product liability claims, and have a material adverse affect on our business, prospects, financial condition and operating results. In addition, if consumers dislike these features, they may choose not to buy additional cars from us which could also harm our business and prospects.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our electric vehicles.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, fuel which is abundant and relatively inexpensive in North America, such as compressed natural gas, may emerge as consumers’ preferred alternative to petroleum based propulsion. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells which makes us dependent upon other suppliers of battery cell technology for our battery packs.

We are dependent upon our ability to fully draw down on our loan facility from the United States Department of Energy, which may restrict our ability to conduct our business.

Our plan for manufacturing the Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our loan facility from the United States Department of Energy, or the DOE, under the DOE’s Advanced Technology Vehicles Manufacturing Incentive Program, or ATVM Program. In January 2010, we entered into a loan facility with the Federal Financing Bank, or the FFB, that is guaranteed by the DOE and which we refer to as the DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the planned build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only over a period of up to three years through periodic draws as eligible costs are incurred. Through June 30, 2010, we have received loans under our DOE Loan Facility for an aggregate of $45.4 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the planned Model S manufacturing facility, including an environmental assessment of such facility approved by the DOE and the completion of the processes under the National Environmental Policy Act, or NEPA, and the California Environmental Quality Act, or CEQA. For the electric powertrain manufacturing facility, the draw conditions include our achievement of progress milestones relating to the development of the powertrain manufacturing facility and the successful development of commercial arrangements with third parties for the supply of powertrain components. Additionally, the DOE Loan Facility will require us to comply with certain operating covenants and will place additional restrictions on our ability to operate our business. We are unaccustomed to managing our business with such restrictions and others that are associated with a significant credit agreement. If we are unable to draw down the anticipated funds under the DOE Loan Facility, or our ability to make such draw downs is delayed, we may need to obtain additional or alternative financing to operate our Model S and electric powertrain manufacturing facilities to the extent our cash on hand is insufficient. Any failure to obtain the DOE funds or secure other alternative funding could materially and adversely affect our business and prospects. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. As a result, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

Our DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the project be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements. These restrictions may limit our ability to operate our business and may cause us to take actions or prevent us from taking actions we believe are necessary from a competitive standpoint or that we otherwise believe are necessary to grow our business.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to continue to sell our performance electric vehicles over the internet and in company-owned Tesla stores. This model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well established distribution channels.

As of June 30, 2010, we had opened 13 Tesla stores in the United States and Europe, 10 of which have been open for less than one year. We have only limited experience distributing and selling our performance vehicles through our Tesla stores. As of June 30, 2010 we had only sold approximately 1,200 Tesla Roadsters to customers, primarily in the United States and Europe. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges.

You must consider our business and prospects in light of the risks, uncertainties and difficulties we encounter as we implement our business model. For instance, we will need to persuade customers, suppliers and regulators of the validity and sustainability of our business model. We cannot be certain that we will be able to do so, or to successfully address the risks, uncertainties and difficulties that our business strategy faces. Any failure to successfully address any of the risks, uncertainties and difficulties related to our business model would have a material adverse effect on our business and prospects.

We may face regulatory limitations on our ability to sell vehicles directly or over the internet which could materially and adversely affect our ability to sell our electric vehicles.

We sell our vehicles from our Tesla stores as well as over the internet. We may not be able to sell our vehicles through this sales model in each state in the United States as many states have laws that may be interpreted to prohibit internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. For example, the state of Texas prohibits a manufacturer from being licensed as a dealer or to act in the capacity of a dealer, which would prohibit us from operating a store in the state of Texas and may restrict our ability to sell vehicles to Texas residents over the internet from out of state altogether without altering our sales model. The state of Kansas provides that a manufacturer cannot deliver a vehicle to a Kansas resident except through a dealer licensed to do business in the state of Kansas, which may be interpreted to require us to open a store in the state of Kansas in order to sell vehicles to Kansas residents. In some states where we have opened a “gallery,” which is a location where potential customers can view our vehicles but is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. For example, the state of Colorado required us to obtain dealer and manufacturer licenses in the state in order to operate our gallery in Colorado. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities will apply their state laws to our distribution model is unknown. Such laws, as well as other laws governing the motor vehicle industry, may subject us to potential inquiries and investigations from state motor vehicle regulators who may question whether our sales model complies with applicable state motor vehicle industry laws and who may require us to change our sales model or may prohibit our ability to sell our vehicles to residents in such states.

To date, we are registered as both a motor vehicle manufacturer and dealer in California, Colorado, Florida, Illinois and Washington and we are licensed as a motor vehicle dealer in the state of New York. We have not yet sought formal clarification of our ability to sell our vehicles in any other states.

Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

Regulatory limitations on our ability to sell vehicles could materially and adversely affect our ability to sell our electric vehicles.

We are significantly dependent upon revenue generated from the sale of our electric vehicles, specifically the Tesla Roadster, in the near term, and our future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, and specifically the Model S.

We currently generate substantially all of our revenue from the sale of our Tesla Roadsters and the sale of the related zero emission vehicle credits. We began production of our Tesla Roadster only in 2008, and our second planned vehicle, our Model S, is not expected to be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to design future models of performance electric vehicles that will meet the expectations of our customers or that our future models, including the Model S, will become commercially viable. In particular, it is common in the automotive industry for the production vehicle to have a styling and design different from that of the concept vehicle, which may happen with the Model S. We believe the design of the early prototype Model S is one of the key reasons why we have received approximately 2,600 reservations for the vehicle as of June 30, 2010. To the extent that we are not able to build the production Model S to the expectations created by the early prototype, customers may cancel their reservations and our future sales could be harmed. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date we have limited experience simultaneously designing, testing, manufacturing and selling our electric vehicles.

We anticipate that we will experience an increase in losses and may experience a decrease in automotive sales revenues prior to the launch of the Model S.

Prior to the launch of our Model S, we anticipate our automotive sales may decline, potentially significantly. We currently produce the Tesla Roadster gliders, which are partially assembled vehicles that do not contain our electric powertrain, with Lotus in Hethel, England. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until December 2011. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. We do not currently plan to begin selling our next generation Tesla Roadster until at least one year after the launch of the Model S, which is expected to be in production in mid-2012. As a result, we anticipate that we will generate limited revenue from selling electric vehicles in 2012 until the launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles. The potential decrease in automotive sales revenues for the periods prior to the launch of the Model S may be significant and could materially and adversely affect our business, prospects, operating results and financial condition and our ability to fund operating losses could seriously constrain our growth.

Furthermore, except for our arrangements with Daimler and its affiliates and Toyota, we do not currently have any arrangements in place with third parties for the development or purchase of components in our electric powertrain business. There are no assurances that we will be able to secure future business with Daimler or its affiliates as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a memorandum of understanding with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements and we may never do so. In July 2010, Tesla and Toyota entered into an agreement to develop an electric powertrain for the Toyota RAV4. However, we have not entered into any agreements with Toyota beyond this initial agreement, and we may never do so.

A large amount of our Tesla Roadster sales revenue in 2009 was due to the fulfillment of orders from reservations taken in prior years.

As of June 30, 2010 we had sold approximately 1,200 Tesla Roadsters to customers, almost all of which were sold in the United States and Europe, of which a large number were reserved by customers in prior years. Of these Tesla Roadsters, we delivered and recognized revenue on 324 in the quarter ended September 30, 2009 as we made a significant effort to increase our production capacity in order to accelerate deliveries to customers. As a result, our revenues in the quarter ended September 30, 2009 were significantly higher than in prior quarters and in subsequent quarters since that time. Additionally, to date some of our Tesla Roadster sales have been made to persons who had pre-existing relationships with our management team or who are affluent individuals with a strong interest in owning a novel product. We do not expect to have a significant wait list of orders for our Tesla Roadster in the future, and we may not be able to maintain or increase our vehicle sales revenue in future quarters. This may be the case even though we will make significant investments to expand our network of Tesla stores and sales personnel. Furthermore, potential customers may decide to defer purchasing the Tesla Roadster in anticipation of our planned next generation Tesla Roadster or Model S. All reservation payments for the Model S are fully refundable.

We have received only a limited number of current reservations for Tesla Roadsters and Model S sedans, all of which are subject to cancellation.

As of June 30, 2010, we had unfilled reservations for approximately 130 Tesla Roadsters and approximately 2,600 Model S sedans, all of which are subject to cancellation by the customer up until delivery of the vehicle. Historically, all of our reservations have been refundable, subject to a cancellation fee and we have had a significant number of customers who submitted reservations for the Tesla Roadster or the Model S cancel those reservations. We recently changed our reservation policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification, whether such vehicle is for purchase or for lease. We will also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications.

Our customers have historically cancelled, and may cancel, their reservations for many reasons, including the customer’s inability to fund the purchase, the customer’s decision to forego the purchase during the economic downturn, the customer’s lack of confidence in our long-term viability and our ability to deliver the promised vehicle, the customer’s concern over the ultimate price of the vehicle, including the price of its options, or the potentially long wait from the time a reservation is made until the time the vehicle is delivered. In addition, given the long lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and that we expect to experience on the Model S, there is a heightened risk that customers that have made reservations may not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, when we delayed the introduction of the original Tesla Roadster in fall 2007, we experienced a significant number of customers that cancelled their reservations and requested the return of their reservation payment. If we encounter delays in the introduction of the Model S, we believe that a significant number of our customers could cancel their reservations. As a result, no assurance can be made that reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle. Such cancellations could harm our financial condition, business, prospects and operating results.

If we are unable to design, develop, market and sell new electric vehicles and services that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of high-performance electric vehicles and have targeted relatively affluent consumers. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend the Model S to appeal to the customers of premium vehicles, which is a much larger and different demographic from that of the Tesla Roadster. Successfully offering a vehicle in this vehicle class requires delivering a vehicle with a higher standard of fit and finish in the interior and exterior than currently exists in the Tesla Roadster, at a price that is competitive with other premium vehicles. We have not completed the design, component sourcing or manufacturing process for the Model S, so it is difficult to forecast its eventual cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a vehicle that is ultimately competitive in the premium vehicle market. In May 2010, we publicly announced our intent to develop a third generation electric vehicle which we expect to produce at our planned manufacturing facility in Fremont, California a few years after the introduction of the Model S. However, we have not yet finalized the design, engineering or component sourcing plans for this vehicle and there are no assurances that we will be able to bring this vehicle to market at a lower price point and in higher volumes than our planned Model S as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our production model for the non-powertrain portion of the Model S is unproven, still evolving and is very different from the non-powertrain portion of the production model for the Tesla Roadster.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell our planned Model S electric vehicle. To date our revenues have been principally derived from the sales of our Tesla Roadster. The Tesla Roadster has only been produced in low volume quantities and the body is assembled by Lotus Cars Limited, or Lotus, in the United Kingdom, with the final assembly by us at our facility in Menlo Park, California for sales destined in the United States. We plan to manufacture the Model S in higher volumes than our present production capabilities in our planned manufacturing facility in Fremont, California. As a result, the non-powertrain portion of the production model for the Model S will be substantially different and significantly more complex than the non-powertrain portion of the production model for the Tesla Roadster. In addition, we plan to introduce a number of new manufacturing technologies and techniques, such as a new painting process and aluminum spot welding systems, which have not been widely adopted in the automotive industry. Our Model S production model will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch or achieve full manufacturing capacity for the Model S, which could have a material adverse effect on our business, prospects, operating results and financial condition.

Our production model for the Model S is based on many key assumptions, which may turn out to be incorrect, including:

•

that we will be able to close on our agreement to purchase our planned Model S manufacturing facility in Fremont, California in the time frame required under the agreement and comply with the forward-looking provisions of our agreement to purchase our planned Model S manufacturing facility in Fremont, California, including the environmental provisions, at a cost and over a period of time consistent with what we presently anticipate;

•

that we will be able to secure the funding necessary to build out and equip our planned manufacturing facility in Fremont, California in a timely manner, including meeting milestones and other conditions necessary to draw down funds under our loan facility with the DOE;

•	that we will able to develop and equip our planned manufacturing facility for the Model S in Fremont, California without exceeding our projected costs and on our projected timeline;

•	that the equipment we select will be able to accurately manufacture the vehicle within specified design tolerances;

•

that our computer aided design process can reduce the product development time by accurately predicting the performance of our vehicle for passing relevant safety standards, including standards that can only be met through expensive crash testing;

•

that we will be able to obtain the necessary permits and approvals, including those under the CEQA and NEPA, as well as air quality permits, to comply with environmental and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

•

that we will be able to engage suppliers for the necessary components on terms and conditions acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities;

•	that we will be able to deliver final component designs to our suppliers in a timely manner;

•	that we will be able to attract, recruit, hire and train skilled employees, including employees on the production line, to operate our planned Model S manufacturing facility in Fremont, California;

•	that we will be able to maintain high quality controls as we transition to an in-house manufacturing process; and

•	that we will not experience any significant delays or disruptions in our supply chain.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to successfully launch the Model S on time and on budget if at all, and our business prospects, operating results and financial condition may be materially and adversely impacted.

We have no experience to date in high volume manufacturing of our electric vehicles. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market the Model S. Even if we are successful in developing our high volume manufacturing capability and processes and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

We may experience significant delays in the design, manufacture, launch and financing of the Model S, including in the build out of our planned Model S manufacturing facility, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of the Model S, including in the build out of our planned Model S manufacturing facility, could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster. We initially announced that we would begin delivering the Tesla Roadster in June 2007, but due to various design and production delays, we did not physically deliver our first Tesla Roadster until February 2008, and we only achieved higher production of this vehicle in the quarter ended December 31, 2008. These delays resulted in additional costs and adverse publicity for our business. We may experience similar delays in launching the Model S, and any such delays could be significant.

In May 2010, we entered into an agreement to purchase an existing automobile production facility in Fremont, California from New United Motor Manufacturing, Inc., or NUMMI, which is a joint venture between Toyota and Motors Liquidation Company, the owner of selected assets of General Motors. We currently intend to manufacture and assemble our Model S in this facility beginning in mid-2012. Our purchase agreement includes the buildings, improvements and infrastructure systems required to operate the facility but does not include the manufacturing equipment currently located in such facility, some of which we may decide to subsequently acquire from NUMMI. In addition, our agreement to purchase our planned Model S manufacturing facility in Fremont, California provides that if we fail to close our acquisition of the facility by December 31, 2010, the agreement automatically terminates. The termination of this agreement, for any reason, would significantly impede our ability to execute on our projected timeline for the introduction of our Model S and future vehicles.

In addition, final designs for the Model S and plans for the build out of the planned manufacturing facility are still in process, and various aspects of the Model S component procurement and manufacturing plans have not yet been determined. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model S. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. In addition, we will also need to do extensive testing to ensure that the Model S is in compliance with applicable NHTSA safety regulations and EPA regulations prior to beginning mass production and delivery of the vehicles. Our plan to begin production of the Model S in mid-2012 is dependent upon the timely availability of funds, upon our finalizing the related design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline.

We previously examined alternative sites for our planned Model S manufacturing facility and have been developing our manufacturing plans since 2008. We entered into an agreement for the purchase of our planned facility in Fremont, California in May 2010 and selected it in part because it was recently used for automobile manufacturing, was located within 20 miles of our Palo Alto engineering facility, and we believe its size may allow us to adapt our internal manufacturing plans quickly. We expect that all these factors will support the timely start of production for the Model S. However, because we have only recently selected this facility and have not begun to implement our manufacturing plans and because we have not yet closed the purchase of the Fremont facility, we may experience unexpected delays in completing the build out of this facility for the production of our planned Model S.

We intend to fund the build out of the planned manufacturing facility principally by using existing cash, cash from our initial public offering, cash from the concurrent private placement and cash obtained through the DOE Loan Facility. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. These draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the planned Model S manufacturing facility, including an environmental assessment of such facility approved by the DOE and the completion of the processes under NEPA and CEQA. If we are unable to draw down the anticipated funds under the DOE Loan Facility on the timeline that we anticipate, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

We face significant barriers in our attempt to produce our Model S, and if we cannot successfully overcome those barriers our business will be negatively impacted.

We face significant barriers as we attempt to produce our first mass produced vehicle, our Model S. We currently have a drivable early prototype of the Model S, but do not have a full production intent prototype, a final design, a built-out manufacturing facility or a manufacturing process. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of only electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for fully electric vehicles. In addition, while we are designing the Model S to have the capability to swap out its battery pack, there are no specialized facilities today to perform such swapping. While we may offer this service in the future at our stores, no assurance can be provided that we will do so, or that any other third party will offer such services. We must successfully overcome these barriers as we move from producing the low volume Tesla Roadster to the Model S which we plan to produce at much higher volumes. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

Any changes to the Federal Trade Commission’s electric vehicle range testing procedure or the United States Environmental Protection Agency’s energy consumption regulations for electric vehicles could result in a reduction to the advertised range of our vehicles which could negatively impact our sales and harm our business.

The Federal Trade Commission, or FTC, requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers, or SAE, which further requires that we test using the United States Environmental Protection Agency’s, or EPA’s, combined city and highway testing cycles. The EPA recently announced that it would develop and establish new energy efficiency testing methodologies for electric vehicles. Based on initial indications from the EPA, we believe it is likely that the EPA will modify its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. However, there can be no assurance that the modified EPA testing cycles will not result in a greater reduction. To the extent that the FTC adopts these procedures in place of the current procedures from the SAE, this could impair our ability to advertise the Tesla Roadster as a vehicle that is capable of going in excess of 200 miles. Moreover, such changes could impair our ability to deliver the Model S with the initially advertised range, which could result in the cancellation of a number of the approximately 2,600 reservations that have been placed for the Model S as of June 30, 2010. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

We have no experience with using common platforms in the design and manufacture of our vehicles.

If we are unable to effectively leverage the benefits of using an adaptable platform architecture, our business prospects, operating results and financial condition would be adversely affected. We intend to design the Model S with an adaptable platform architecture and common electric powertrain so that we can use the platform of the Model S to create future electric vehicles, including, as examples, a crossover/sport utility vehicle, a van and a cabriolet. We have no experience with using common platforms in the design and manufacture of our vehicles and the design of the Model S is not complete. We may make changes to the design of the Model S that may make it more difficult to use the Model S platform for future electric vehicles. There are no assurances that we will be able to use the Model S platform to bring future vehicle models to market faster or more inexpensively by leveraging use of this common platform or that there will be sufficient customer demand for additional vehicle variants of this platform.

If we are unable to reduce and adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our electric vehicles. When we first began delivering our Tesla Roadster in early 2008, our marginal costs of producing the Tesla Roadster exceeded our revenue from selling those vehicles. Revenue from the sales of our Tesla Roadster as well as from zero emission vehicle, or ZEV, credits did not exceed costs of revenues related to our Tesla Roadster, until the quarter ended June 30, 2009. There can be no assurances that our costs of producing and delivering the Model S will be less than the revenue we generate from sales at the time of the Model S launch or that we will achieve our expected gross margin on sales of the Model S.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We will also incur substantial costs in constructing and building out our Model S and powertrain manufacturing facilities, each of which could potentially face cost overruns or delays in construction. Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components, such as lithium-ion battery cells or carbon fiber body panels used in our vehicles, could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. As of June 30, 2010, no other mass produced performance highway capable electric vehicles were being sold in the United States or Europe. However, we expect competitors to enter these markets within the next several years with some entering as early as the end of 2010 and as they do so we expect that we will experience significant competition. With respect to our Tesla Roadster, we currently face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Porsche and Ferrari. In addition, upon the launch of our Model S sedan, we will face competition from existing and future automobile manufacturers in the extremely competitive luxury sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. For example, Nissan has announced that it is developing the Nissan Leaf, a fully electric vehicle, which it plans to bring to market in late 2010. BYD Auto has also announced plans to bring an electric vehicle into the United States market in 2010, and Ford has announced that it plans to introduce an electric vehicle in 2011. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, General Motors has announced that it is developing the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery. General Motors announced that it plans to begin selling the Chevrolet Volt at the end of 2010.

Moreover, it has been reported that Daimler, Lexus, Audi, Renault, Mitsubishi, Volkswagen and Subaru are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

Most of our current and potential competitors have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. We only began offering a leasing program in February 2010 which is currently only available to qualified customers in the United States. We do not currently offer, or plan to offer, any form of direct financing on our vehicles. We have not in the past, and do not currently, offer customary discounts on our vehicles. The lack of our direct financing options and the absence of customary vehicle discounts could put us at a competitive disadvantage.

We expect competition in our industry to intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in a further downward price pressure and adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new cars or services that compete with or surpass the quality, price or performance of our cars or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Demand in the automobile industry is highly volatile.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. For example, according to automotive industry sources, sales of passenger vehicles in North America during the quarter ended December 31, 2008 were over 30% lower than those during the same period in the prior year. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our electric vehicles will impact our business, prospects and operating results as well. Demand for our electric vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Difficult economic conditions may affect consumer purchases of luxury items, such as our performance electric vehicles.

Over the last two years, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our Tesla Roadster. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during this recessionary period. Sales of high-end and luxury consumer products, such as our performance electric vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for our Tesla Roadster or reservations for our Model S, either of which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results.

Our financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry in general, and for high-performance sports vehicles such as the Tesla Roadster in particular, typically decline over the winter season, while sales are generally higher as compared to the winter season during the spring and summer months. We expect sales of the Tesla Roadster to fluctuate on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of the Model S and other models we introduce may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

We also expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our planned Model S and electric powertrain components, build and equip new manufacturing facilities to produce the Model S and electric powertrain components, open new Tesla stores with maintenance and repair capabilities, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations.

As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

Marketplace confidence in our long-term business prospects is important for building and maintaining our business.

If we are unable to establish and maintain confidence about our business prospects among consumers and within our industry, then our financial condition, operating results and business prospects may suffer materially. Our vehicles are highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of our vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. For example, during the economic downturn of 2008, we had difficulty raising the necessary funding for our operations, and, as a result, in the quarter ended December 31, 2008 we had to lay off approximately 60 employees and curtail our expansion plans. In addition, during this period a number of customers canceled their previously placed reservations. If we are required to take similar actions in the future, such actions may result in negative perceptions regarding our long-term business prospects.

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. In contrast to some more established auto makers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	our limited operating history;

•	our limited revenues and lack of profitability to date;

•	unfamiliarity with or uncertainty about the Tesla Roadster and the Model S;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the prospect that we will need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

•

the prospect or actual emergence of direct, sustained competitive pressure from more established auto makers, which may be more likely if our initial efforts are perceived to be commercially successful.

Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds when needed.

We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

The design, manufacture, sale and servicing of automobiles is a capital intensive business. Since inception through June 30, 2010, we had incurred net losses of approximately $328.7 million and had used approximately $248.0 million of cash in operations and while recognizing only approximately $176.0 million in revenue. As of June 30, 2010, we had $47.3 million in cash and cash equivalents, which excludes the $234.3 million proceeds from our initial public offering and the $50.0 million investment by Toyota, net of underwriting discounts and commissions and other offering costs, which both closed on July 2, 2010. We expect that the proceeds of our initial public offering, the $50.0 million investment by Toyota and the DOE Loan Facility, together with our anticipated cash from operating activities and cash on hand, will be sufficient to fund our operations for the next 24 months. However, if there are delays in the launch of the Model S, if we are unable to draw down the anticipated funds under the DOE Loan Facility, or if the costs in building our Model S and powertrain manufacturing facilities exceed our expectations or if we incur any significant unplanned expenses, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, expand our network of Tesla stores and services centers, improve infrastructure and introduce new vehicles. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. For example, during the economic downturn of 2008, we had difficulty raising the necessary funding for our operations and, as a result, in the quarter ended December 31, 2008 we had to lay off approximately 60 employees and curtail our expansion plans. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. While we have performed extensive internal testing, we currently have a very limited frame of reference by which to evaluate the performance of our Tesla Roadster in the hands of our customers and currently have no frame of reference by which to evaluate the performance of our Tesla Roadster after several years of customer driving. We have no frame of reference by which to evaluate our Model S upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. We previously experienced a product recall in May 2009 after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster “glider,” which is the partially assembled Tesla Roadster that does not contain our electric powertrain. We may experience additional recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our electric vehicles, including the Tesla Roadster and Model S, may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We have very limited experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service we provide our Tesla Roadster customers will have a direct impact on the success of the Model S and our future vehicles. If we are unable to satisfactorily service our Tesla Roadsters customers, our ability to generate customer loyalty, grow our business and sell additional Tesla Roadsters as well as Model S sedans could be impaired.

We have very limited experience servicing our vehicles. As of June 30, 2010 we had sold only approximately 1,200 Tesla Roadsters to customers, primarily in the United States and Europe. We do not plan to begin production of any Model S vehicles until mid-2012 with higher volume production not occurring until 2013, and do not have any experience servicing these cars as they do not exist currently. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

We plan to service our performance electric vehicles through our company-owned Tesla stores and through our mobile service technicians known as the Tesla Rangers. As of June 30, 2010, we had opened 13 Tesla stores that are equipped to actively service our performance electric vehicles, 10 of which have been open for less than one year, and to date we have only limited experience servicing our performance vehicles through our Tesla stores. We will need to open additional Tesla stores with service capabilities, as well as hire and train significant numbers of new employees to staff these centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

We do not expect to be able to open Tesla stores in all the geographic areas in which our existing and potential customers may reside. In order to address the service needs of customers that are not in geographical proximity to our service centers, we plan to either transport those vehicles to the nearest Tesla store for servicing or deploy our mobile Tesla Rangers to service the vehicles at the customer’s location. These special arrangements may be expensive and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our vehicles because of the lack of a more widespread service network. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

Traditional automobile manufacturers do not provide maintenance and repair services directly. Consumers must rather service their vehicles through franchised dealerships or through third party maintenance service providers. We do not have any such arrangements with third party service providers and it is unclear when or even whether such third party service providers will be able to acquire the expertise to service our vehicles. At this point, we anticipate that we will be providing substantially all of the service for our vehicles for the foreseeable future. As our vehicles are placed in more locations, we may encounter negative reactions from our consumers who are frustrated that they cannot use local service stations to the same extent as they have with their conventional automobiles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects.

In addition, the motor vehicle industry laws in many states require that service facilities be available with respect to vehicles physically sold from locations in the state. Whether these laws would also require that service facilities be available with respect to vehicles sold over the internet to consumers in a state in which we have no physical presence is uncertain. While we believe our Tesla Ranger program and our practice of shipping customers’ vehicles to our nearest Tesla store for service would satisfy regulators in these circumstances, without seeking formal regulatory guidance, there are no assurances that regulators will not attempt to require that we provide physical service facilities in their states. Further, certain state franchise laws which prohibit manufacturers from being licensed as a dealer or acting in the capacity of dealer also restrict manufacturers from providing vehicle service. If issues arise in connection with these laws, certain aspects of Tesla’s service program would need to be restructured to comply with state law, which may harm our business.

We may not succeed in continuing to establish, maintain and strengthen the Tesla brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Tesla Roadster and planned electric vehicles, including the Model S, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. In addition, we expect that our ability to develop, maintain and strengthen the Tesla brand will also depend heavily on the success of our marketing efforts. To date, we have limited experience with marketing activities as we have relied primarily on the internet, word of mouth and attendance at industry trade shows to promote our brand. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in Detroit, Japan and the European Union, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

We are in the process of transitioning our gearbox manufacturing processes for the Tesla Roadster and any difficulties we encounter during this transition could materially and adversely affect our business.

We have recently completed the transition of our motor and battery pack assembly processes and are in the process of transitioning our gearbox manufacturing process for the Tesla Roadster in-house and may experience unexpected delays or difficulties in executing this transition. We may experience issues that disrupt the production of this component as we migrate its production process to our Palo Alto facility. Any difficulties we encounter while we transition our manufacturing operations in-house could materially and adversely affect our ability to manufacture and deliver our Tesla Roadsters to customers.

We are dependent upon our relationship with Lotus for the manufacturing of the Tesla Roadster.

In July 2005, we entered into a supply agreement with Lotus, which was amended in March 2010, pursuant to which Lotus agreed to assist with the design and manufacture of our Tesla Roadster. Although we complete the final assembly of our Tesla Roadster in our Menlo Park facility for vehicles destined for the United States market, currently we are dependent upon Lotus to complete the initial portion of the assembly process of the Tesla Roadster for us in Hethel, England and we expect to be so until we discontinue sales of our current generation Tesla Roadster. The partially assembled vehicles manufactured by Lotus do not contain our electric powertrain and are referred to as “gliders.” We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until December 2011. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a number of Tesla Roadsters for sale in 2012. We anticipate that our next generation Tesla Roadster, which we plan to launch at least one year after we begin production of the Model S, will be manufactured in our own facilities.

Pursuant to the supply agreement with Lotus, we are obligated to purchase a minimum of 2,400 partially assembled or fully assembled vehicles over the term of the agreement, which will expire in December 2011. If we are unable to meet this volume requirement, we are still responsible for payment to Lotus of the lesser of (i) the sum of Lotus’ actual incurred costs and an agreed upon profit margin per vehicle up to the minimum volume requirement or (ii) £5,400,000. We do not currently have a supply agreement with Lotus for the supply of Tesla Roadster vehicles or gliders beyond the 2,400 minimum referenced above. To the extent we would like to produce more than 2,400 vehicles, we will need to negotiate a new or amended supply agreement with Lotus but may be unable to do so on terms and conditions favorable to us, if at all. In such event, we may be required to contract with another third party to replace Lotus which would entail redesign of the Tesla Roadster chassis, adjustments to our supply chain and establishment of a light manufacturing facility. The expense and time required to complete this transition, and to assure that the vehicles and gliders manufactured at that facility comply with all relevant regulatory requirements, may turn out to be higher than anticipated. Entry into any such contract with another third party might also require us to agree to terms with Lotus on which Lotus would license certain intellectual property rights necessary for the manufacture of the Tesla Roadster to such third party. There can be no assurance that we will be able to find a third party to complete partial manufacture of the Tesla Roadster on terms favorable to us, if at all. In addition, there can be no assurance that we will be able to enter into an intellectual property rights license with Lotus on terms favorable to us, if at all. Additionally, because we are dependent upon our relationship with Lotus for the manufacturing of the Tesla Roadster, our business depends on Lotus continuing to operate as a viable and solvent entity and to continue to produce the Tesla Roadster vehicles and gliders pursuant to our supply agreement. Any delay or discontinuance by Lotus of delivery of the Tesla Roadster vehicles and gliders or failure by Lotus to produce the vehicles and gliders in accordance with quality standards would have a material adverse effect on our business, prospects, operating results and financial condition.

We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

The Tesla Roadster uses over 2,000 purchased parts which we source from over 150 suppliers, many of whom are currently single source suppliers for these components. Our supply base is located globally, with about 30% of our suppliers located in North America, 40% in Europe and 30% in Asia. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We refer to these component suppliers as our single source suppliers. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our single source suppliers.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single sourced components on a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of the Tesla Roadster, such as the carbon fiber body panels, which are supplied to us by Sotira 35, a unit of Sora Composites Group, and the gearboxes, which are supplied to us by BorgWarner Inc., may be time consuming and costly.

In addition, Lotus is the only manufacturer for certain components, such as the chassis of our Tesla Roadster. We therefore refer to it as a sole source supplier. Replacing the components from Lotus that are sole sourced may require us to reengineer our vehicles, which would be time consuming and costly. We do not currently utilize any sole source suppliers other than Lotus.

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for the Tesla Roadster and the planned Model S. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model S and we intend to establish dual suppliers for several key components of the Model S, although we expect that a number of components for the Model S will be single sourced. We have in the past experienced source disruptions in our supply chains which have caused delays in our production process and we may experience additional delays in the future.

Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. For example, a change in our supplier for our carbon fiber body panels contributed to the delay in our ability to ramp our production of the Tesla Roadster. A failure by our suppliers to provide the components necessary to manufacture our performance electric vehicles could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results. In addition, since we have no fixed pricing arrangements with any of our component suppliers other than Lotus, our component suppliers could increase their prices with little or no notice to us, which could harm our financial condition and operating results if we are unable to pass such price increases along to our customers.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, carbon fiber, non-ferrous metals such as copper, as well as cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

•

the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

•	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

•	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Our business is dependent on the continued supply of battery cells for our vehicles. While we believe several sources of the battery cell we have selected for the Tesla Roadster are available, we have fully qualified only one supplier for these cells. Any disruption is the supply of battery cells from such vendor could temporarily disrupt production of the Tesla Roadster until such time as a different supplier is fully qualified. Moreover, battery cell manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also already announced an estimated price for the base model of our planned Model S but do not anticipate announcing the final pricing of the other variants of the Model S until at least 2011. However, any attempts to increase the announced or expected prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

We are currently expanding and improving our information technology systems. If these implementations are not successful, our business and operations could be disrupted and our operating results could be harmed.

We are currently expanding and improving our information technology systems to assist us in the management of our business. In particular, our production of the Model S will necessitate the improvement, design and development of more expanded supply chain systems to support our operations as well as production and shop floor management. The implementation of new software management platforms and the addition of these platforms at new locations require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems, including supply chain disruptions that may affect our ability to obtain supplies when needed or to deliver vehicles to our Tesla stores and customers. We cannot be sure that these expanded systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement this project, our operations may be disrupted and our operating results could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

If our vehicle owners customize our vehicles or change the charging infrastructure with aftermarket products, the vehicle may not operate properly which could harm our business.

Automobile enthusiasts may seek to “hack” our vehicles to modify its performance which could compromise vehicle safety systems. Also, we are aware of customers who have customized their vehicles with after-market parts that may compromise driver safety. For example, some customers have installed seats that elevate the driver such that airbag and other safety systems could be compromised. Other customers have changed wheels and tires, while others have installed large speaker systems that may impact the electrical systems of the vehicle. We have not tested, nor do we endorse, such changes or products. In addition, customer use of improper external cabling or unsafe charging outlets can expose our customer to injury from high voltage electricity. Such unauthorized modifications could reduce the safety of our vehicles and any injuries resulting from such modifications could result in adverse publicity which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. As of June 30, 2010 we had sold approximately 1,200 Tesla Roadsters to customers, almost all of which were sold in the United States and Europe, and had accepted reservations for approximately 2,600 Model S sedans. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, or if the final production version of the Model S is not sufficiently similar to the drivable design prototype, we may not be able to retain our current customers or attract new customers, and our business and prospects, operating results and financial condition would suffer as a result. In addition, because our performance electric vehicles to date have been sold largely through word of mouth marketing efforts, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers, and use more traditional advertising techniques. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date we have limited experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. For example, over half of our current sales team has less than one year of experience in marketing and selling our performance electric vehicles. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

Regulators could review our practice of taking reservation payments and, if the practice is deemed to violate applicable law, we could be required to pay penalties or refund the reservation payments that we have received for vehicles that are not immediately available for delivery, to stop accepting additional reservation payments, to restructure certain aspects of our reservation program, and potentially to suspend or revoke our licenses to manufacture and sell our vehicles.

To begin building a Tesla Roadster to a customer’s specifications, we require the customer to pay a nonrefundable deposit, which is applied towards the purchase price for our vehicles upon delivery of the vehicle. For vehicles purchased directly from our showrooms, no deposit is required. We also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications. These reservation payments and deposits are used by us to fund, in part, our working capital requirements and help us to align production with demand. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial refundable reservation payment of at least $5,000. As of June 30, 2010, we had collected reservation payments for undelivered Tesla Roadsters in an aggregate amount of $3.2 million and reservation payments for Model S sedans in an aggregate amount of $23.0 million. At this time, we do not plan to hold reservation payments separately or in an escrow or trust fund or pay any interest on reservation payments except to the extent applicable state laws require us to do so. We generally use these funds for working capital and other general corporate purposes.

California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles, or DMV, which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. We expect that if the DMV determines that we may have violated the law, it would initially discuss its concerns with us and request voluntary compliance. If we are ultimately found to be in violation of California law, we might be precluded from taking reservation payments, and the DMV could take other actions against us, including levying fines and requiring us to refund reservation payments. Resolution of any inquiry may also involve restructuring certain aspects of the reservation program. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California would be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

Certain states may have specific laws which apply to reservations payments accepted by dealers, or manufacturers selling directly to consumers, or both. For example, the state of Washington requires that reservation payments or other payments received from residents in the state of Washington must be placed in a segregated account until delivery of the vehicle, which account must be unencumbered by any liens from creditors of the dealer and may not be used by the dealer. Consequently, we established a segregated account for reservation payments in the state of Washington in January 2010. There can be no assurance that other state or foreign jurisdictions will not require similar segregation of reservation payments received from customers. Our inability to access these funds for working capital purposes could harm our liquidity.

Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

If our vehicle reservation or advertising practices or other business practices were found to violate the laws of a jurisdiction, we may face exposure under those laws and our business and prospects would be adversely affected. For example, if we are required to return reservation payment amounts, we may need to raise additional funds to make such payments. There can be no assurance that such funding would be available on a timely basis on commercially reasonable terms, if at all. If a court were to find that our reservation agreement or advertising does not comply with state laws, we may face exposure under those laws which may include exposure under consumer protection statutes such as those that deal with unfair competition and false advertising. Moreover, reductions in our cash as a result of redemptions or an inability to take reservation payments could also make it more difficult for us to obtain additional financing. The prospect of reductions in cash, even if unrealized, may also make it more difficult to obtain financing.

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. In addition, we may not be able to open stores in certain states.

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. As of June 30, 2010, we had opened 13 Tesla stores in major metropolitan areas throughout the United States and Europe. We plan to open additional stores during 2010, with a goal of establishing approximately 50 stores globally within the next several years in connection with the planned Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles.

Furthermore, certain states and foreign jurisdictions may have permit requirements, franchise dealer laws or similar laws or regulations that may preclude or restrict our ability to open stores or sell vehicles out of such states and jurisdictions. Any such prohibition or restriction may lead to decreased sales in such jurisdictions, which could harm our business, prospects and operating results.

We recently began to offer a leasing alternative to customers, which exposes us to risks commonly associated with the prolonged ownership of vehicles and the extension of consumer credit.

We began offering a leasing alternative to customers of our Tesla Roadster in the United States market in February 2010 through our wholly owned subsidiary Tesla Motors Leasing, Inc. Under this program, we currently permit qualifying customers in the United States to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a predetermined residual value. We retain responsibility for the timely collection of payments from our customers, and are therefore exposed to the possibility of loss from a customer’s failure to make payments according to contract terms.

As we retain ownership of the vehicle and customers have the option of returning the vehicle to us after the lease is complete, we also are exposed to the risk that the vehicles’ residual value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates. Currently, there is only a very limited secondary market for our electric vehicles in particular, and electric vehicles in general, on which to base our estimates, and such a secondary market may not develop in the future. Our credit losses could exceed our expectations or our residual value and return volume estimates could prove to be adversely incorrect, either of which could harm our financial condition and operating results.

We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in Australia, Canada, Denmark, Germany, Hong Kong, Italy, Japan, Monaco, Singapore, Switzerland, Taiwan and the United Kingdom that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

•	conforming our vehicles to various international regulatory requirements where our vehicles are sold, or homologation;

•	difficulty in staffing and managing foreign operations;

•	difficulties attracting customers in new jurisdictions;

•

foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•

our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan and European countries, which increases the risk of unauthorized, and uncompensated, use of our technology;

•	United States and foreign government trade restrictions, tariffs and price or exchange controls;

•	foreign labor laws, regulations and restrictions;

•	preferences of foreign nations for domestically produced vehicles;

•	changes in diplomatic and trade relationships;

•	political instability, natural disasters, war or events of terrorism; and

•	the strength of international economies.

We also face the risk that costs denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. A portion of our costs and expenses for the year ended December 31, 2009 were denominated in foreign currencies such as the British pound and the euro. This is primarily due to the contract with Lotus in the United Kingdom to assemble the Tesla Roadster vehicles and gliders and other parts sourced in Europe. If the value of the United States dollar depreciates significantly against the British pound and the euro, our costs as measured in United States dollars will correspondingly increase and our operating results will be adversely affected. In addition, our battery cell purchases from Asian suppliers are subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance electric vehicles specifically. For example, in December 2009, we finalized an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority that will result in an exemption from California state sales and use taxes for up to $320 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $31 million over a three year period starting in December 2009. This exemption is only available for equipment that would otherwise be subject to California sales and use taxes and that would be used only for the following three purposes: to establish our production facility for the Model S sedan, to upgrade our Palo Alto powertrain production facility, and to expand our current Tesla Roadster assembly operations at our Menlo Park facility. If we fail to meet these conditions, we would be unable to take full advantage of this tax incentive and our financial position could be harmed.

In addition, certain regulations that encourage sales of electric cars could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, our competitors have more experience and greater resources in working with legislators than we do, and so there is no guarantee that our vehicles would be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As another example, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster, could be adversely affected. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States and the European Union. This provides us with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in each of the United States and the European Union, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense. We do not anticipate that we will be able to take advantage of these exemptions with respect to the Model S which we plan to produce at significantly higher volumes than the Tesla Roadster.

If we are unable to grow our sales of electric vehicle components to original equipment manufacturers our financial results may suffer. In addition, if Daimler proceeds with its plans to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG, we are likely to lose a significant customer of our powertrain business.

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota are currently the only customers of our electric powertrain business. In May 2009, we formalized a development agreement with Daimler as a result of which we performed specified research and development services. In addition, we have been selected by Daimler to supply it with up to 1,000 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. Daimler has notified us that it intends to increase its purchase commitment by 50% to 1,500 battery packs and chargers. We began shipping the first of these battery packs and chargers in November 2009 and started to recognize revenue for these sales in the quarter ended December 31, 2009. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011 and we entered into a formal agreement for this arrangement in May 2010. There is no guarantee that we will be able to secure future business with Daimler or its affiliates as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a memorandum of understanding with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. If Daimler goes through with its production plans with Evonik, we are likely to lose the sole customer in our powertrain business. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements and we may never do so. In July 2010, Tesla and Toyota entered into an agreement to develop an electric powertrain for the Toyota RAV4. We have also announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. However, we have not entered into any agreements with Toyota beyond this initial agreement. Other than our agreements with Daimler and Toyota, we have no significant development or sales agreements in place to drive our electric powertrain revenues. Even if we do develop such relationships, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

Our relationship with Daimler is subject to various risks which could adversely affect our business and future prospects.

Daimler has agreed to purchase components of our electric powertrain to support a trial of the Smart fortwo electric drive in at least five European cities. In addition, we are negotiating agreements for Daimler to provide us with access to various parts, automotive support and engineering for the Model S and regarding various other areas of strategic cooperation with Daimler although there are no assurances that we will be able to enter into any such agreements. However, our relationship with Daimler poses various risks to us including:

•	potential delays in launching the Model S if we lose Daimler’s automotive support and are unable to find an alternative in a timely manner;

•	potential loss of access to various parts that we are incorporating into our Model S design; and

•

potential loss of business and adverse publicity to our brand image if there are defects or other problems discovered with our electric powertrain components that Daimler has incorporated into their vehicles.

The occurrence of any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

In addition, our exclusivity and intellectual property agreement, or EIP Agreement, with Daimler North America Corporation, or DNAC, an affiliate of Daimler provides that, if a Daimler competitor offers to enter into a competitive strategic transaction with us, we are required to give DNAC notice of such offer and DNAC will have a specified period of time in which to notify us whether it wishes to enter into such transaction with us on the same terms as offered by the third party. Because we will be able to enter into such a transaction with a third party only if DNAC declines to do so, this may decrease the likelihood that we will receive offers from third parties to enter into strategic arrangements in the future.

Our relationship with Toyota is subject to various risks which could adversely affect our business and future prospects.

In July 2010, Tesla and Toyota entered into an agreement to develop an electric Powertrain for the Toyota RAV4. We have also announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. However, we have not entered into any agreements with Toyota for any such assistance or for any development work beyond this initial agreement, and we may never do so. There are no assurances we will be able to enter into any further agreements with Toyota for a long-term supply of electric powertrains for the Toyota RAV4, or any other vehicles.

We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Strategic business relationships will be an important factor in the growth and success of our business. For example, our strategic relationship with Daimler has provided us with various benefits and we have recently entered into an agreement to develop an electric powertrain for the Toyota RAV4 with Toyota. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Our strategic relationship with Daimler involved Blackstar, an affiliate of Daimler, making a significant equity investment in us as well as a representative from Daimler, Dr. Herbert Kohler, joining our Board. In addition, Toyota made a significant equity investment in us concurrent with the closing of our initial public offering in July 2010 and we have entered into an agreement to purchase the site for our planned Model S manufacturing facility in Fremont, California from NUMMI which is a joint venture partially owned by Toyota. We may not be able to offer similar benefits to other companies that we would like to establish and maintain strategic relationships with which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

If we fail to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations significantly, increasing our total number of employees from 268 as of December 31, 2007 to 669 as of June 30, 2010 and further significant expansion will be required, especially in connection with the planned establishment of our Model S production facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	training new personnel;

•	forecasting production and revenue;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing administrative infrastructure, systems and processes;

•	addressing new markets; and

•	expanding international operations.

We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our performance electric vehicles. Because our high-performance vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in performance electric vehicles may not be available to hire, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

If we are unable to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, and JB Straubel, our Chief Technical Officer. None of our key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect, Chairman of our Board of Directors and largest stockholder. While Mr. Musk has historically provided a significant amount of the funds required for our operations, we have not received any funding from Mr. Musk since March 2009 and are no longer dependent on the financial resources of Mr. Musk to fund our expected growth given the funds available under DOE Loan Facility and the proceeds of our initial public offering and the concurrent private placement with Toyota. We do not believe that Mr. Musk’s personal financial situation has any impact on us. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies, a developer and manufacturer of space launch vehicles, and Chairman of SolarCity, a solar equipment installation company.

In addition, our financing agreements with Blackstar contain certain covenants relating to Mr. Musk’s employment as our Chief Executive Officer. These covenants provide that if Mr. Musk is not serving as our Chief Executive Officer at any time until the later of December 31, 2012 or the launch of the Model S, Mr. Musk shall promptly propose a successor Chief Executive Officer and Dr. Kohler, or his successor, must consent to any appointment of such person by our Board of Directors. If Mr. Musk departs as our Chief Executive Officer prior to December 31, 2010, for reasons other than his death or disability, and Dr. Kohler, or his successor, has not consented to the appointment of a new Chief Executive Officer, Daimler has the right to terminate any or all of its strategic collaboration agreements with us. Furthermore, if at any time during the period from January 1, 2011 through December 31, 2012, Mr. Musk is not serving as either our Chief Executive Officer or Chairman of our Board of Directors for reasons other than his death or disability, and Dr. Kohler, or his successor, has not consented to the appointment of a new Chief Executive Officer or if during such period Mr. Musk renders services to, or invests in, any other automotive OEM other than us, Daimler has the right to terminate any or all of its strategic collaboration agreements with us. If this were to occur, our business would be harmed.

Furthermore, our DOE Loan Facility provides that we will be in default under the facility in the event Mr. Musk and certain of his affiliates fail to own, at any time prior to one year after we complete the project relating to the Model S, at least 65% of the capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility. Mr. Musk’s shares of our capital stock are held directly by his personal trust. Mr. Musk is currently engaged in divorce proceedings and previously entered into a post-nuptial agreement which provides that the holdings of the trust, including Mr. Musk’s shares of our capital stock, shall remain solely his property. This post-nuptial agreement has been upheld by the Superior Court of Los Angeles though such decision may be subject to an appeal. However, we do not believe that the divorce proceedings will result in Mr. Musk owning less than 65% of the capital stock held by him as of the date of the DOE Loan Facility, or otherwise result in a material reduction of Mr. Musk’s holdings of our capital stock. We do not expect the divorce proceedings to have a material impact on Mr. Musk’s ability to serve as our Chief Executive Officer and Chairman. We also do not believe that Mr. Musk would have to liquidate a significant percentage of his holdings in order to satisfy any settlement reached in connection with such proceedings.

Many members of our management team are new to the company or to the automobile industry, and execution of our business plan and development strategy could be seriously harmed if integration of our management team into our company is not successful.

Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether this integration will be successful. We have recently experienced significant changes in our management team and expect to continue to experience significant growth in our management team. Our senior management team has only limited experience working together as a group. Specifically, three of the five members of our senior management team have joined us within the last two years. For example, Deepak Ahuja, our Chief Financial Officer, joined us in July 2008, and Gilbert Passin, our Vice President of Manufacturing, joined us in January 2010. This lack of long-term experience working together may impact the team’s ability to collectively quickly and efficiently respond to problems and effectively manage our business. Although we are taking steps to add senior management personnel that have significant automotive experience, many of the members of our current senior management team have limited or no prior experience in the automobile or electric vehicle industries.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.

Contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our planned manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

Our DOE Loan Facility conditions the availability of the full amount of the loans on meeting certain environmental requirements relating to the sites on which our planned Model S manufacturing facility and our electric powertrain facility are located, including receiving a satisfactory Phase I environmental site assessment, and if required by DOE, a Phase II environmental site assessment, and satisfaction of any additional environmental requirements, including NEPA and CEQA. With respect to our planned electric powertrain facility located in Palo Alto, we have obtained from the DOE a categorical exclusion from NEPA.

In May 2010, we entered into an agreement to purchase an existing automobile manufacturing facility in Fremont, California, or the Fremont Site, from New United Motor Manufacturing, Inc., or NUMMI, a joint venture of Toyota and Motors Liquidation Company, the owner of selected assets of General Motors. Pursuant to the agreement, NUMMI will transfer some of its environmental permits and licenses to us. Since we intend to use this site for automobile manufacturing consistent with its prior use, we believe it is possible to obtain timely governmental approvals of this project under NEPA and CEQA, to the extent such approvals are needed. Timely NEPA and CEQA reviews and approvals, if needed, however, are not assured, and a substantial delay in obtaining these approvals could limit or delay our ability to draw down the full amount of the loans under our DOE Loan Facility, and could limit or delay our ability to build and operate our Model S facility.

NUMMI has identified environmental conditions at the Fremont Site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues at the Fremont Site, we have not yet performed an in-depth environmental assessment on this facility, and we cannot determine the potential costs to remediate any pre-existing contamination with any certainty at this time. Given the short time frame provided for diligence in the purchase agreement, we may not have identified all environmental conditions at the Fremont Site and completed all needed environmental diligence, including any required DOE environmental reviews, before the end of the expiration of the due diligence review period, and we may be exposed to material liability as a result of the existence of any environmental contamination at the Fremont Site.

As the owner of the Fremont Site, we may be responsible under federal and state laws and regulations for the entire investigation and remediation of any environmental contamination at the Fremont Site, whether it occurred before or after the date we purchase the property. We have reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the closing of the purchase for any known or unknown environmental conditions, or Remediation Activities, and NUMMI has agreed to pay the next $15.0 million for such Remediation Activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing.

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont Site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement.

There are no assurances that NUMMI will perform its obligations under our agreement and NUMMI’s failure to perform would require us to undertake these obligations at a potentially significant cost and risk to our ability to build, equip, and operate our planned Model S facility at the Fremont Site. Any Remediation Activities or other environmental conditions at the Fremont Site could harm our operations and the future use and value of the Fremont Site and could delay our production plans for the Model S.

We may not be able to obtain, or to agree on acceptable terms and conditions for, all or a significant portion of the government grants, loans and other incentives for which we have applied and may in the future apply. As a result, our business and prospects may be adversely affected.

We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. As we expand our business to include full in-house manufacturing of our vehicles, as is planned for the Model S, there can be no assurances that our employees will not join or form a labor union or that we will not be required to become a union signatory. We recently entered into an agreement to purchase an existing automobile production facility in Fremont, California from NUMMI. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We have publicly stated that we are neutral as to the formation of a union at this facility. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. For example, certain employees at the sea freight companies through which we ship our Tesla Roadster gliders to the United States after assembly in England may be represented by unions, as may be employees at certain of our suppliers. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Our performance electric vehicles, the sale of motor vehicles in general and the electronic components used in our vehicles are subject to substantial regulation under international, federal, state, and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. For example, the Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board with respect to emissions for our vehicles. We received a Certificate of Conformity for sales of our Tesla Roadsters in 2008, but did not receive a Certificate of Conformity for sales of the Tesla Roadster in 2009 until December 21, 2009. In January 2010, we and the EPA entered into an Administrative Settlement Agreement and Audit Policy Determination in which we agreed to pay a civil administrative penalty in the sum of $275,000 for failing to obtain a Certificate of Conformity for sales of our vehicles in 2009 prior to December 21, 2009.

Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations such as:

•	the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities could increase the cost of electricity;

•	the increase of subsidies for corn and ethanol production could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline;

•

changes to the regulations governing the assembly and transportation of lithium-ion batteries, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration, or PHMSA, could increase the cost of lithium-ion batteries;

•

the amendment or rescission of the federal law mandating increased fuel economy in the United States, referred to as the “Corporate Average Fuel Economy” or “CAFE” standards could reduce new business opportunities for our powertrain business;

•

increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles; and

•

changes to regulations governing exporting of our products could increase our costs incurred to deliver products outside the United States or force us to charge a higher price for our vehicles in such jurisdictions.

In addition, as the automotive industry moves towards greater use of electronics for vehicle systems, NHTSA and other regulatory bodies may in the future increase regulation for these electronic systems.

To the extent the laws change, some or all of our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

We retain certain personal information about our customers and may be subject to various privacy and consumer protection laws.

We use our vehicles’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits. Our customers may object to the use of this data, which may harm our business. Possession and use of our customers’ personal information in conducting our business may subject us to legislative and regulatory burdens in the United States and foreign jurisdictions that could require notification of data breach, restrict our use of such personal information and hinder our ability to acquire new customers or market to existing customers. For example, we are subject to local data protection laws in Europe. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

Our vehicles make use of lithium-ion battery cells, which on rare occasions have been observed to catch fire or vent smoke and flame.

The battery pack in the Tesla Roadster makes use of lithium-ion cells, which have been used for years in laptops and cell phones. We also currently intend to make use of lithium-ion cells in the battery pack for the Model S and any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. The events have also raised questions about the suitability of these lithium-ion cells for automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed our battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells and we are not aware of any such incident in our customers’ vehicles. We have tested the batteries and subjected them to damaging treatments such as baking, overcharging, crushing or puncturing to assess our battery pack’s response to deliberate and sometimes destructive abuse. However, we have delivered only a limited number of Tesla Roadsters to customers and have limited field experience with our vehicles. Accordingly, there can be no assurance that a field failure of our battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. In addition, we store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle, especially those that use a high volume of commodity cells similar to the Tesla Roadster, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. We maintain product liability insurance for all our vehicles with annual limits of approximately $21 million on a claims made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

In connection with the development and sale of our planned Model S, we will need to comply with various additional safety regulations and requirements that were not applicable to the sales of our Tesla Roadsters, with which it may be expensive or difficult to comply. For example, we will need to pass certain frontal impact tests for the Model S, which are required for sales exceeding certain annual volumes outside the United States. We performed such a test on the Tesla Roadster based on European Union testing standards in connection with sales exceeding certain volume thresholds in Australia and Japan, and two criteria were not met in the test. We may experience difficulties in meeting all the criteria for this test or similar tests for our planned Model S, which may delay our ability to sell the Model S in high volumes in certain jurisdictions.

We may be compelled to undertake product recalls.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during manufacture of the Tesla Roadster glider. Based on our internal investigation results and in coordination with NHTSA, we initiated a product recall in May 2009. The May 2009 recall resulted in approximately 346 Tesla Roadsters needing to be serviced. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or electric powertrain components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Since we began initiating sales of our vehicles, we have increased our warranty reserves based on our actual warranty claim experience over the past 12 months and we may be required to undertake further such increases in the future. As of June 30, 2010, we had warranty reserves of $4.3 million. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our existing warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we infringe their proprietary rights. Companies holding patents or other intellectual property rights relating to battery packs, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using vehicles that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign our vehicles.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

We also license patents and other intellectual property from third parties, and we may face claims that our use of this in-licensed technology infringes the rights of others. In that case, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our proprietary rights adequately could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our pending patent applications may not result in the issuance of patents;

•	our patents, if issued, may not be broad enough to protect our proprietary rights;

•	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our patents; and

•	our in-licensed patents may be invalidated or the holders of these patents may seek to breach our license arrangements.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our intellectual property is difficult.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Three of our trademark applications in the European Union remain subject to six outstanding opposition proceedings.

We currently sell and market our vehicles in the European Union under the Tesla trademark. We have three trademark applications in the European Union for the Tesla trademark. These are subject to outstanding opposition proceedings brought by two prior owners of trademarks consisting of the word Tesla. If we cannot resolve the oppositions and thereby secure registered rights in the European Union, this will reduce our ability to challenge third party users of the Tesla trademark and dilute the value of the mark as our exclusive brand name in the European Union. In addition, there is a risk that these prior rights owners could in the future take action to challenge our use of the Tesla mark in the European Union. This would have a severe impact on our position in the European Union and may inhibit our ability to use the Tesla mark in the European Union. If we were prevented from using the Tesla trademark in the European Union, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

We may be subject to claims arising from an airplane crash in which three of our employees died.

In February 2010, three of our employees died in a crash of an airplane owned and piloted by one of our employees. The plane crashed in a neighborhood in East Palo Alto, California. The plane also clipped an electrical tower, causing a power loss and business interruption in parts of Palo Alto, including Stanford University. The cause of the accident is under investigation by the National Transportation Safety Board. As a result of the accident, claims, including but not limited to those arising from loss of or damage to personal property, business interruption losses or damage to the electrical tower and surrounding area, may be asserted against various parties including us. The time and attention of our management may also be diverted in defending such claims. We may also incur costs both in defending against any claims and for any judgments if such claims are adversely determined. No material claims have been brought against us to date.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our corporate headquarters and planned manufacturing facilities are located in California, a region known for seismic activity. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, our lease for our Deer Creek facility permits the landlord to terminate the lease following a casualty event if the needed repairs are in excess of certain thresholds and we do not agree to pay for any uninsured amounts. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

In the past material weaknesses in our internal control over financial reporting have been identified. If we fail to remediate any material weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, operating results, and financial condition.

In connection with the audit of our consolidated financial statements for the year ended and as of December 31, 2007, our independent registered public accounting firm identified two control deficiencies that represented material weaknesses in our internal control over financial reporting for the year ended and as of December 31, 2007. In connection with the audit of our consolidated financial statements for the years ended December 31, 2008 and 2009, our independent registered public accounting firm did not identify any material weaknesses in our internal control over financial reporting for the year ended and as of December 31, 2008 or 2009. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses in our internal control over financial reporting as of December 31, 2007, which resulted in audit adjustments, were as follows:

•

We did not maintain adequate controls to ensure the accuracy, completeness and safeguarding of spreadsheets used in our financial reporting process. Specifically, we maintained many supporting financial schedules on a manual and non-integrated spreadsheet basis, which increased the risk of compiling inaccurate or incomplete information.

•	We did not maintain effective controls over cut-off procedures for expenses. Specifically, we did not have formal cut-off procedures in place to ensure the timely and accurate recording of accruals.

We have taken steps to remediate our material weaknesses. However, there are no assurances that the measures we have taken to remediate these internal control weaknesses were completely effective or that similar weaknesses will not recur. Our remediation efforts for the material weaknesses in our internal control over financial reporting in 2007 have included:

•	an increased level of spreadsheet maintenance and review, as well as continuing exploration of automation opportunities;

•

expanded cross-functional involvement and input into period end expense accruals, as well as process improvements in the procure-to-pay cycle and analytics in establishing certain cost center accruals; and

•	increased reporting capabilities from our financial and enterprise resource planning systems to monitor and track financial reporting.

Additionally, as part of our on-going efforts to improve our financial accounting organization and processes, we have hired several senior accounting personnel in the United States.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify.

Because of these material weaknesses, there is heightened risk that a material misstatement of our financial statements relating to the years ended and as of December 31, 2007 was not prevented or detected. While no material weaknesses were identified during the course of our audit for the years ended December 31, 2008 or 2009, we cannot assure you that these or other similar issues will not arise in future periods.

To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed or when we are required to perform such an evaluation, additional material weaknesses and other control deficiencies may have been or may be identified. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies relating to internal controls, which could materially adversely affect our operating results.

If our suppliers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality electric vehicles while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. We do not control our independent suppliers or their business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our performance electric vehicles if, as a result of such violation, we were to attract negative publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

Risks Related to the Ownership of our Common Stock

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Stock Market. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results.

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Upon completion of our initial public offering and the investment by Toyota, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 56.0% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 28.5% of our outstanding shares of common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on effectiveness of our internal controls over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

The trading price of our common stock is likely to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17 per share at the initial public offering, our common stock has experienced an intra-day trading high of $30.42 per share and a low of $14.98 per share.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following our initial public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A substantial majority of our total outstanding shares are currently restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. As of July 2, 2010, we had 93,195,793 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the closing of our initial public offering, which is December 27, 2010, subject to certain extensions.

Beginning on such date, stockholders owning an aggregate of approximately 75,000,000 shares will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144.

In addition, we have registered approximately 25,106,736 shares previously issued or reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings; and

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our current agreements with Blackstar, an affiliate of Daimler, contain certain restrictions that decrease the likelihood that potential acquirors would make a bid to acquire us.

Our financing agreements with Blackstar, an affiliate of Daimler, include certain restrictions that decrease the likelihood that potential acquirors would make a bid to acquire us, including giving Blackstar a right of notice on any acquisition proposal we receive for which we determine to engage in further discussions with a potential acquiror or otherwise pursue. Blackstar then has a right, within a specified time period, to submit a competing acquisition proposal. In addition, Elon Musk, our Chief Executive Officer, Product Architect, Chairman and largest stockholder, has agreed that he will not transfer any shares of our capital stock beneficially owned by him to any automobile original equipment manufacturer, other than Daimler, without Blackstar’s consent. Mr. Musk has further agreed not to vote any shares of our capital stock beneficially owned by him in favor of a deemed liquidation transaction to which any automobile original equipment manufacturer, other than Daimler, is a party without Blackstar’s consent. These provisions could delay or prevent hostile takeovers and changes in control of us, which could cause our stock price or trading volume to fall.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From April 1 to June 30, 2010, we granted stock options to purchase an aggregate of 1,392,030 shares of our common stock at exercise prices ranging from $13.23 to $14.17 per share to our employees, consultants and other service providers. From April 1 to June 30, 2010, we issued and sold an aggregate of 87,230 shares of our common stock to our employees, consultants and other service providers at prices ranging from $0.30 to $13.23 per share for an aggregate of $215,000 pursuant to exercises of options granted. No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act of 1933, as amended. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

On May 20, 2010, we entered into a settlement agreement with three of our stockholders and pursuant to the terms of the settlement agreement, we issued warrants to such stockholders which, upon the closing of our initial public offering, were automatically net exercised for an aggregate of 100,000 shares of our common stock. In connection with this settlement agreement, we issued a warrant to the DOE for the purchase of 5,100 shares of our common stock.

On July 2, 2010, we sold 2,941,176 shares of our common stock to Toyota Motor Corporation at a price of $17.00 per share, for aggregate proceeds of $50.0 million.

The warrants and shares described above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the Securities and Exchange Commission on June 28, 2010, which registered an aggregate of 15,295,000 shares of our common stock, including 1,995,000 shares that the underwriters had the option to purchase. On July 2, 2010, 11,880,600 shares of common stock were sold on our behalf and 3,414,400 shares of common stock were sold on behalf of the selling stockholders, including 1,995,000 shares sold by the selling stockholders upon exercise in full of the underwriters’ option to purchase additional shares, at an initial public offering price of $17.00 per share, for an aggregate gross offering price of $201,970,200 to us, and $58,044,800 to the selling stockholders. The underwriters of the offering were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $13.1 million in connection with the offering. In addition, we incurred additional costs of approximately $4.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $17.6 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $184.4 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through June 30, 2010, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and other operating expenses.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: August 13, 2010	/S/ DEEPAK AHUJA
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010

4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	4.3	May 27, 2010

4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333-164593	4.3A	May 27, 2010

4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333-164593	4.4	May 27, 2010

4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333-164593	4.5	May 27, 2010

4.6	Form of Warrant to Purchase Shares of Common Stock dated as of May 20, 2010	S-1/A	333-164593	4.6	May 27, 2010

4.7	Common Stock Purchase Agreement, dated as of May 20, 2010, between the Registrant and Toyota Motor Corporation	S-1/A	333-164593	4.7	May 27, 2010

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

*	Furnished herewith