Form 10-Q
period 2010-09-30
TESLA MOTORS INC
filed 2010-11-12
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 93,270,701 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$96,563	$69,627
Restricted cash	88,130	—
Accounts receivable	8,062	3,488
Inventory	39,508	23,222
Prepaid expenses and other current assets	8,870	4,222

Total current assets	241,133	100,559
Operating lease vehicles, net	5,743	—
Property and equipment, net	37,153	23,535
Restricted cash	57,492	3,580
Other assets	20,100	2,750

Total assets	$361,621	$130,424

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$26,990	$15,086
Accrued liabilities	10,701	14,532
Deferred development compensation	—	156
Deferred revenue	3,477	1,377
Capital lease obligations, current portion	291	290
Reservation payments	27,869	26,048

Total current liabilities	69,328	57,489
Common stock warrant liability	6,675	—
Convertible preferred stock warrant liability	—	1,734
Capital lease obligations, less current portion	566	800
Deferred revenue, less current portion	2,514	1,240
Long-term debt	56,557	—
Other long-term liabilities	6,058	3,459

Total liabilities	141,698	64,722

Commitments (Note 13)
Convertible preferred stock; $0.001 par value; 221,903,982 shares authorized
Series A convertible preferred stock; 0 and 7,213,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (Liquidation value: $3,556)	—	3,549
Series B convertible preferred stock; 0 and 17,459,456 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (Liquidation value: $12,920)	—	12,899
Series C convertible preferred stock; 0 and 35,242,290 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (Liquidation value: $40,000)	—	39,789
Series D convertible preferred stock; 0 and 18,440,449 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (Liquidation value: $45,000)	—	44,941
Series E convertible preferred stock; 0 and 102,776,779 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (Liquidation value: $258,175)	—	135,669
Series F convertible preferred stock; 0 and 27,785,263 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (Liquidation value: $82,500)	—	82,378

Total convertible preferred stock	—	319,225

Stockholders’ equity (deficit)
Common stock; $0.001 par value; 2,000,000,000 shares authorized; 93,253,398 and 7,284,200 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	93	7
Additional paid-in capital	583,454	7,124
Accumulated deficit	(363,624)	(260,654)

Total stockholders’ equity (deficit)	219,923	(253,523)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$361,621	$130,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Automotive sales	$23,350	$45,527	$67,906	$93,358
Development services	7,891	—	12,552	—

Total revenues	31,241	45,527	80,458	93,358
Cost of revenues
Automotive sales	19,457	37,828	56,581	85,604
Development services	2,488	—	4,467	—

Total cost of revenues	21,945	37,828	61,048	85,604
Gross profit	9,296	7,699	19,410	7,754
Operating expenses
Research and development (net of development compensation of $8,661 and $17,170 for the three and nine months ended September 30, 2009, respectively) (Note 2)	26,698	1,257	55,379	11,139
Selling, general and administrative	20,432	10,733	59,224	25,587

Total operating expenses	47,130	11,990	114,603	36,726

Loss from operations	(37,834)	(4,291)	(95,193)	(28,972)
Interest income	100	52	195	97
Interest expense	(298)	(18)	(992)	(2,506)
Other income (expense), net	3,180	(577)	(6,770)	(320)

Loss before income taxes	(34,852)	(4,834)	(102,760)	(31,701)
Provision for (benefit from) income taxes	83	(219)	210	(203)

Net loss	$(34,935)	$(4,615)	$(102,970)	$(31,498)

Net loss per share of common stock, basic and diluted	$(0.38)	$(0.66)	$(2.86)	$(4.51)

Shares used in computing net loss per share of common stock, basic and diluted	92,270,721	7,014,055	36,051,610	6,983,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(102,970)	$(31,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,733	5,005
Change in fair value of warrant liabilities	5,610	404
Gain on extinguishment of convertible notes and warrants	—	(1,468)
Stock-based compensation	13,313	449
Inventory write-downs	652	1,029
Interest on convertible notes	—	2,686
Changes in operating assets and liabilities
Accounts receivable	(4,575)	1,934
Inventory	(16,937)	(4,032)
Prepaid expenses and other current assets	(3,109)	(2,184)
Operating lease assets	(5,932)	—
Other assets	(818)	(654)
Accounts payable	7,993	3,173
Accrued liabilities	(2,131)	(79)
Deferred development compensation	(156)	(6,023)
Deferred revenue	3,374	326
Reservation payments	1,821	(23,207)
Other long-term liabilities	2,599	2,321

Net cash used in operating activities	(93,533)	(51,818)

Cash flows from investing activities
Payments related to acquisition of Fremont manufacturing facility and related assets	(58,710)	—
Purchases of property and equipment excluding capital leases	(23,055)	(5,685)
Increase in restricted cash in our dedicated Department of Energy account	(88,130)	—
Increase in other restricted cash	(1,852)	(2,360)

Net cash used in investing activities	(171,747)	(8,045)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering	188,842	—
Proceeds from issuance of common stock in private placement	50,000	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs of $122	—	82,378
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs of $556	—	49,444
Principal payments on capital leases and other debt	(233)	(275)
Proceeds from long-term debt	56,557	—
Proceeds from issuance of convertible notes and warrants	—	25,468
Proceeds from exercise of stock options	741	118
Common stock and loan facility issuance costs	(3,691)	—

Net cash provided by financing activities	292,216	157,133

Net increase in cash and cash equivalents	26,936	97,270
Cash and cash equivalents at beginning of period	69,627	9,277

Cash and cash equivalents at end of period	$96,563	$106,547

Supplemental Disclosures
Interest paid	$843	$46
Income taxes paid (refunded)	(19)	112
Supplemental noncash investing and financing activities
Conversion of preferred stock to common stock	319,225	—
Issuance of common stock upon net exercise of warrants	6,962	—
Issuance of convertible preferred stock warrant	6,293	—
Issuance of common stock warrants	1,700	—
Conversion of notes payable to Series E convertible preferred stock	—	86,225
Exchange of convertible notes payable	—	19,073
Exchange of accrued interest for convertible notes payable	—	1,791

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

Since inception, we have incurred significant losses and have used approximately $296.3 million of cash in operations through September 30, 2010. As of September 30, 2010, we had approximately $96.6 million in cash and cash equivalents. We are currently selling the Tesla Roadster automobile and are developing the Model S sedan. To the extent we do not meet our planned sales volumes or future product releases or our existing cash and cash equivalents balances are insufficient to fund our future activities, we will need to raise additional funds. We cannot be certain that additional financing, if and when needed, will be available at terms satisfactory to us, or at all. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and our IPO closed on July 2, 2010, at which time we received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we have incurred offering costs of $4.4 million related to the IPO (see Note 8).

Concurrent with the closing of our IPO in July 2010, we closed a private placement transaction for the sale of our common stock to Toyota Motor Corporation (“Toyota”) pursuant to which we received proceeds of $50.0 million from Toyota (see Note 8).

As a result of the IPO, our convertible preferred stock was automatically converted into common stock and our outstanding warrants, excluding the DOE warrant, were net exercised.

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

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, and deposits approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist only of cash equivalents. Our liabilities that are measured at fair value on a recurring basis consist of our common stock warrant liability, and previously, our convertible preferred stock warrant liability.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. We do not have any Level II instruments, or instruments valued based on other observable inputs. Our common stock warrant liability, and previously our convertible preferred stock warrant liability, is classified within Level III of the fair value hierarchy.

As of September 30, 2010 and December 31, 2009, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	September 30, 2010				December 31, 2009
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$159,203	$159,203	$—	$—	$64,420	$64,420	$—	$—

Common stock warrant liability	6,675	—	—	6,675	—	—	—	—

Convertible preferred stock warrant liability	—	—	—	—	1,734	—	—	1,734

The changes in the fair value of the common stock and convertible preferred stock warrant liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Fair value, beginning of period	$1,734	$2,074
Issuances	6,293	—
Settlements and extinguishments	(6,962)	(1,468)
Change in fair value	5,610	404

Fair value, end of period	$6,675	$1,010

The valuation of the common stock and convertible preferred stock warrants is discussed in Notes 6 and 7.

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Automotive Sales

Automotive sales consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Vehicle, options and related sales	$18,221	$45,527	$55,452	$93,358
Powertrain component and related sales	5,129	—	12,454	—

	$23,350	$45,527	$67,906	$93,358

Automotive sales consist primarily of revenue earned from the sales of the Tesla Roadster, vehicle service, and vehicle options, accessories and destination charges as well as sales of ZEV credits. Automotive sales also consist of revenue earned from the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other automotive manufacturers. Sales or other amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statements of operations and are instead recorded as deferred revenue on the consolidated balance sheets. Prior to February 2010, we did not provide direct financing for the purchase of the Tesla Roadster although a third-party lender has provided financing arrangements to our customers in the United States. Under these arrangements, we have been paid in full by the customer at the time of purchase.

In regards to the sale of Tesla Roadsters, revenue is generally recognized upon delivery of the vehicle. Concurrent with a purchase order for a Roadster that is manufactured to specification, customers must remit a reservation payment (see Note 4). For vehicles purchased directly from our showrooms, no deposit is required. Approximately three months prior to production of a Tesla Roadster manufactured to specification, the reservation payment becomes nonrefundable when the customer enters into a purchase agreement. In a limited number of circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer if the options do not limit the functionality of the vehicle. This may happen, for example, in an instance where the customer orders an additional hard top which is not ready at the time the vehicle is delivered. In such cases, we will continue to defer the related revenue based on the undelivered item’s fair value, as evidenced by the contractual price of the option in stand-alone transactions.

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

We record revenue for destination charges billed to our customers. Revenue from destination charges totaled $0.3 million, $0.7 million, $0.7 million and $1.7 million for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, respectively. The related costs are recorded in cost of automotive sales.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases and record cost of sales equal to the depreciation of the leased vehicles. As of September 30, 2010, we had deferred revenues of $0.9 million of down payments which will be recognized over the term of the individual leases. Lease revenues are recorded in automotive sales and for the three and nine months ended September 30, 2010, we recognized $0.2 million and $0.3 million, respectively.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Zero Emission Vehicle Credit Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws provide that a manufacturer of zero emission vehicles may earn credits, referred to as ZEV credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we have earned ZEV credits on vehicles sold in such states, and we expect to continue to earn these credits in the future. Since our only commercial vehicle is electric, we do not receive any benefit from the generation of ZEV credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our ZEV credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits is transferred to the purchasing party by the governmental agency issuing the credits. Revenue from the sale of ZEV credits totaled $0.9 million, $2.0 million, $2.0 million and $7.6 million for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, respectively.

Extended Service and Battery Replacement Plans

We provide customers with the opportunity to purchase an extended warranty for the period after the end of our initial New Vehicle Limited Warranty to extend coverage for an additional three years or 36,000 miles, whichever comes first. We refer to this program as our Extended Service Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales over the extended warranty period. Through September 30, 2010, we have deferred $1.1 million related to the Extended Service Plan and have not yet recognized any related revenues.

Additionally, within three months of purchasing a vehicle, we provide customers with a one-time option to replace the battery packs in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. We refer to this program as our Battery Replacement Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our obligation to replace the battery packs. Through September 30, 2010, we have deferred $0.8 million related to the Battery Replacement Plan and have not yet recognized any related revenues.

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Freestanding Stock Warrants

We accounted for freestanding warrants to purchase shares of our convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The convertible preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were contingently redeemable which therefore, may have obligated us to transfer assets at some point in the future (see Note 6). The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in other income (expense), net, on the condensed consolidated statements of operations. For our Series C and other Series E convertible preferred stock warrants, we adjusted the liability for changes in fair value through the completion of our IPO on July 2, 2010. At that time, the convertible preferred stock warrants were net exercised and the related liability was reclassified to additional paid-in capital. For the Series E convertible preferred stock warrants issued to the DOE (see Note 7), we adjust the liability for changes in fair value until the earlier of vesting or expiration of the warrants. Upon the completion of our IPO, the DOE warrant converted into a warrant to purchase our common stock and the related liability will continue to be adjusted for changes in fair value until the earlier of vesting or expiration of the warrants. At that time, the warrant liability will be reclassified to common stock or additional paid-in capital, as applicable.

Cash and Cash Equivalents

All highly liquid investments with an original or remaining maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently deposit excess cash primarily in money market funds.

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. We maintained total restricted cash of approximately $145.6 million and $3.6 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, current restricted cash was comprised primarily of $88.1 million of net proceeds from the IPO and the concurrent Toyota private placement that we were required to set aside to fund a separate, dedicated account as required under our DOE loan facility (see Note 7), and noncurrent restricted cash was comprised primarily of $52.1 million of cash paid into escrow in relation to our purchase agreements with New United Motor Manufacturing, Inc. (“NUMMI”) (see Notes 3 and 14). Noncurrent restricted cash also includes security held by a vendor as part of the vendor’s standard credit policies, security deposits related to lease agreements and equipment financing, and certain refundable reservation payments segregated in accordance with state consumer protection regulations.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to sales of powertrain components and the performance of powertrain development services as of September 30, 2010 and December 31, 2009. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we provide an allowance against amounts receivable to reduce the net recognized receivable to the amount we reasonably believes will be collected. As of September 30, 2010 and December 31, 2009, we determined that no allowance for doubtful accounts was required. We typically do not carry accounts receivable related to our vehicle and related sales as customer payments are due prior to vehicle delivery.

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Our cash and cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. To date, we have not experienced any losses on our deposits of cash and cash equivalents. During the nine months ended September 30, 2010, our accounts receivable were derived primarily from sales of powertrain components and the performance of powertrain development services to Daimler (see Note 12). These accounts receivable balances represented 89% and 82% of total accounts receivable as of September 30, 2010 and December 31, 2009, respectively. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral.

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

Adverse Purchase Commitments

To the extent future inventory purchases under non-cancellable purchase orders are for excess or obsolete parts or the related inventory is deemed to be in excess of its net realizable value, we record a provision for adverse purchase commitments. Charges are recorded as a component of cost of sales. We did not record significant charges during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we recorded charges of $0 and $0.4 million, to cost of revenues, respectively.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Operating Lease Vehicles

Vehicles that are leased as part of our leasing program, are classified as operating lease vehicles. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the term of operating leases of three years. The total cost of operating lease vehicles recorded in the condensed consolidated balance sheet as of September 30, 2010 was $5.9 million. Accumulated depreciation related to leased vehicles was $0.2 million as of September 30, 2010.

Long-lived Assets

We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of September 30, 2010, we have not recorded any impairment losses on our long-lived assets.

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Through September 30, 2010, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented. We do not have any foreign currency translation adjustments as a component of other comprehensive loss through September 30, 2010, as the functional currency of all our foreign subsidiaries is the U.S. Dollar.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. More recently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Accrued warranty—beginning of period	$4,348	$3,026	$3,757	$858
Warranty costs incurred	(496)	(494)	(1,398)	(873)
Provision for warranty	1,342	1,698	2,835	4,245

Accrued warranty—end of period	$5,194	$4,230	$5,194	$4,230

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Convertible preferred stock	—	70,226,844	—	70,226,844
Stock options to purchase common stock	13,207,367	3,542,215	13,207,367	3,542,215
Common stock subject to repurchase	7,278	59,656	7,278	59,656
Convertible preferred stock warrants	—	516,506	—	516,506

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Balance Sheet Components

As of September 30, 2010 and December 31, 2009, our inventory consisted of the following components (in thousands):

	September 30, 2010	December 31, 2009
Inventory
Raw material	$15,518	$10,001
Work in process	3,281	3,403
Finished goods	16,520	7,038
Service	4,189	2,780

	$39,508	$23,222

We write down inventory as a result of excess and obsolete inventories and when we believe that the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, we recorded write-downs of $0.3 million, $0.7 million, $0.3 million and $1.0 million, respectively, in cost of automotive sales.

As of September 30, 2010 and December 31, 2009, our property and equipment consisted of the following components (in thousands):

	September 30, 2010	December 31, 2009
Property and Equipment, net
Computer equipment and software	$8,145	$5,376
Office furniture, machinery and equipment	11,181	7,935
Tooling	15,985	15,010
Leasehold improvements	12,016	5,325
Construction in progress	9,115	2,619

	56,442	36,265
Less: Accumulated depreciation and amortization	(19,289)	(12,730)

	$37,153	$23,535

Depreciation and amortization expense during the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, was $2.7 million, $7.3 million, $1.9 million and $5.0 million, respectively. Total property and equipment assets under capital lease at September 30, 2010 and December 31, 2009, were $0.4 million and $0.6 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $0.1 million and $0.1 million, respectively.

As of September 30, 2010 and December 31, 2009, our other assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Other Assets
Loan facility issuance costs, net	$7,216	$709
Common stock issuance costs	—	1,337
Deposits on property, plant and equipment purchases	11,363	—
Others	1,521	704

	$20,100	$2,750

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI, which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land. The aggregate purchase price was $42.0 million. The purchase totals 210 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon.

In October 2010, we and NUMMI amended the facility purchase agreement to include the transfer to us of certain operating permits for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010.

In August 2010, we entered into an additional purchase agreement with NUMMI for the purchase of certain manufacturing equipment and spare parts located at the Fremont facility above. This purchase agreement was subsequently amended to include additional manufacturing equipment and spare parts. In October 2010, we completed this purchase concurrent with the completion of the facility purchase. The aggregate purchase price for these assets was approximately $17 million.

As of September 30, 2010, prior to the completion of the facility, land and manufacturing asset purchases, we made aggregate non-refundable payments of $8.0 million to NUMMI which are recorded in other assets. Additionally, as of September 30, 2010, we made aggregate payments into escrow of $52.1 million which are recorded in noncurrent restricted cash. We intend to use the facility and manufacturing assets for the production of our planned Model S vehicle and to build our future vehicles. Amounts paid to NUMMI have been recorded in other assets.

Also included in other assets as of September 30, 2010 was a deposit paid towards the purchase of manufacturing equipment of $3.4 million.

As of September 30, 2010 and December 31, 2009, our accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued Liabilities
Payroll and related costs	$3,989	$2,192
Accrued purchases	2,632	9,920
Taxes payable	2,320	452
Accrued warranty	1,760	1,445
Adverse purchase commitments	—	523

	$10,701	$14,532

As of September 30, 2010 and December 31, 2009, our other long-term liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Other Long-Term Liabilities
Accrued warranty, long-term	$3,434	$2,312
Deferred rent liability	2,436	1,147
Other	188	—

	$6,058	$3,459

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Reservation Payments

Reservation payments consist of reservation and membership payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial refundable reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept refundable reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We now require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of September 30, 2010 and December 31, 2009, reservation payments in the amount of $27.9 million and $26.0 million, respectively, were recorded as current liabilities on the condensed consolidated balance sheets. As of September 30, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.4 million and reservation payments for Model S sedans in an aggregate amount of $25.5 million. As of December 31, 2009, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $8.2 million and reservation payments for Model S sedans in an aggregate amount of $17.9 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

5. Convertible Preferred Stock

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC and on July 2, 2010, we closed our IPO. As a result of the IPO, our convertible preferred stock was automatically converted into common stock

The following table summarizes information related to our convertible preferred stock prior to conversion into common stock:

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Each of our Series A, B, D, E and F convertible preferred stock converted on a 1:0.33 basis into common stock while the Series C convertible preferred stock converted on a 1:0.35 basis.

Dividends

No dividends on the convertible preferred stock have been declared by the Board of Directors from inception through their conversion into common stock.

6. Convertible Preferred Stock Warrants

In March 2006, we issued warrants to purchase 650,882 shares of Series C convertible preferred stock in conjunction with the conversion of previously issued convertible notes payable into Series C convertible preferred stock. The warrants had an exercise price of $1.14 per share and expired on the earlier of March 30, 2011 or an initial public offering. As a result of our IPO which closed on July 2, 2010, these warrants were net exercised for 184,359 shares of common stock. The fair value of these warrants as of July 2, 2010 in the amount of $3.6 million was recorded in equity on the condensed consolidated balance sheet. In conjunction with the settlement of our liability to issue such warrants, we recognized income of $1.1 million during the three months ended September 30, 2010, through other income (expense), net, on the condensed consolidated statement of operations as a result of the change in fair value of such warrants.

As of December 31, 2009, the fair value of warrants to purchase shares of the Series C convertible preferred stock in the amount of $1.0 million was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheet. Upon the net exercise of the Series C convertible preferred stock warrants in July 2010, we recognized charges from the change in the fair value of these warrants in the amounts of $2.6 million, $0.1 million and $0.2 million during nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, respectively, through other income (expense), net, on the condensed consolidated statements of operations.

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

As a result of our IPO which closed on July 2, 2010, these warrants which exclude the DOE warrant (see Note 7), were net exercised for 160,688 shares of common stock. The fair value of these warrants as of July 2, 2010 in the amount of $3.4 million was recorded in equity on the condensed consolidated balance sheet. Upon the settlement of our liability to issue such warrants, we recognized income of $1.3 million during the three months ended September 30, 2010, through other income (expense), net, on the condensed consolidated statement of operations as a result of the change in fair value of such warrants.

As of December 31, 2009, excluding the DOE warrant, the fair value of warrants to purchase 866,091 shares of the Series E convertible preferred stock in the amount of $0.7 million was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheet. We recognized charges from the change in the fair value of these Series E warrants in the amounts of $2.7 million, $0.2 million and $0.2 million, during the nine months ended September 30, 2010, and the three and nine months ended September 30, 2009, respectively, through other income (expense), net, on the condensed consolidated statements of operations.

As of December 31, 2009, excluding the DOE warrant, there were total outstanding warrants to purchase an aggregate of 1,516,973 shares of Series C and E convertible preferred stock that had a weighted average exercise price of $1.92 per share.

7. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (“FFB”), and the DOE, pursuant to the ATVM Incentive Program (the “DOE Loan Facility”). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (“the Powertrain Facility”). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 91.5% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (“the Model S Facility”). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us to date for the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. Our obligations for the development of, and the build-out of our manufacturing facility for, the Model S is budgeted to be an aggregate of $33 million or approximately 8.5% of the ongoing budgeted cost, plus any cost overruns for the projects. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore expect to receive 100% reimbursement from the DOE Loan Facility for ongoing budgeted costs, but will continue to be responsible for cost overruns. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million. From February through September 2010, we received loans under the DOE Loan Facility for an aggregate of $56.6 million at interest rates ranging from 1.7% to 3.4%.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Our ability to draw down funds under the DOE Loan Facility is conditioned upon several draw conditions. We are currently in compliance with these draw conditions. For the Powertrain Facility, the draw conditions include our achievement of progress milestones relating to the development of the powertrain manufacturing facility and the successful development of commercial arrangements with third parties for the supply of powertrain components. For the Model S Facility, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the planned Model S manufacturing facility, including an environmental assessment of such facility approved by the DOE and the completion of the processes under the National Environmental Policy Act and the California Environmental Quality Act. Certain advances will be subject to additional conditions to draw-down related to the site on which the applicable project is located. We are currently progressing towards our milestones. Additionally, the DOE Loan Facility provides for the ability to update milestones should a reasonable need arise.

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from an initial public offering and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Upon the completion of our IPO and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund the dedicated account. During the three months ended September 30, 2010, we transferred $11.9 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of September 30, 2010, $88.1 million remained in the dedicated account. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheet.

DOE Warrant

In connection with the closing of the DOE Loan Facility, we have also issued a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. Upon the completion of our IPO which occurred on July 2, 2010, this preferred stock warrant became a warrant to purchase up to 3,090,111 shares of common stock at an exercise price of $7.54 per share. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will vest and become exercisable in quarterly amounts depending on the average outstanding balance of the loan during the prior quarter. The warrant may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrant will be reduced.

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

The prepayment feature which allows us to prepay the DOE Loan Facility and consequently, affect the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative is inherently valued and accounted for as part of the warrant liability on our condensed consolidated balance sheets. Changes to the fair value of the embedded derivative are reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date.

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the three and nine months ended September 30, 2010, we amortized $0.2 million and $0.4 million to interest expense, respectively.

Prior to completion of our IPO, the fair value of the DOE warrant was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheet. Upon the completion of our IPO on July 2, 2010, this warrant was reclassified on our consolidated balance sheet from convertible preferred stock warrant liability to common stock warrant liability. The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other income (expense), net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of September 30, 2010, the fair value of the DOE warrant was $6.7 million. During the three months ended September 30, 2010, we recognized income for the change in the fair value of the DOE warrant in the amount of $0.7 million and during the nine months ended September 30, 2010, we recognized a charge for the change in the fair value of $0.4 million through other income (expense), net, in the condensed consolidated statements of operations.

8. Common Stock

As of December 31, 2009, we were authorized to issue 313,006,077 shares of capital stock with a par value of $0.001 per share. The authorized shares consisted of 100,000,000 shares of common stock and 213,006,077 shares of convertible preferred stock. In January 2010, we increased the number of authorized shares of our common stock from 100,000,000 to 106,666,667 shares and the number of authorized shares of our authorized preferred stock from 213,006,077 to 221,903,982 shares.

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC. As a result, the number of authorized shares of our common stock increased from 106,666,667 to 2,000,000,000 shares.

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC. The IPO closed on July 2, 2010, at which time we sold 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we incurred offering costs of $4.4 million related to the IPO. An additional 3,414,400 shares of common stock were sold by existing stockholders from which we did not receive any proceeds. Costs associated with the sale of common stock by existing stockholders were not incurred by us.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Concurrent with the closing of our IPO, we sold 2,941,176 shares of our common stock to Toyota at a price per share equal to the IPO price, in a private placement transaction pursuant to which we received proceeds of $50.0 million.

The net proceeds from our IPO as well as the Toyota private placement, have been recorded in stockholders’ equity. Offering costs of $4.4 million have been reclassified from other noncurrent assets and offset against additional paid-in capital in stockholders’ equity.

Early Exercise of Employee Options

Stock options granted under our stock option plan on or prior to October 29, 2008 provide employee option holders the right to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 7,278 and 46,421 as of September 30, 2010 and December 31, 2009, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. Due to the administrative burden and cost, we abandoned the practice of granting options with a right to early exercise. To date, we have always exercised our right to repurchase unvested restricted shares upon the termination of an employee.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our condensed consolidated balance sheets. As of September 30, 2010 and December 31, 2009, we included cash received for early exercise of options of $9,000 and $39,000, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.

Stockholder Settlement

During the three months ended March 31, 2010, three of our stockholders who are affiliated with one of our Board members asserted a claim regarding the conversion of such stockholders’ convertible promissory notes into shares of our Series E convertible preferred stock at the time of our Series E preferred stock financing in May 2009. In May 2010, we entered into a settlement agreement with these stockholders and pursuant to the terms of the settlement agreement, we issued warrants to such stockholders which, upon the closing of our IPO in July 2010, were automatically net exercised for an aggregate of 100,000 shares of our common stock. During the three months ended June 30, 2010, the fair value of these warrants in the amount of $1.7 million was recorded in equity on the condensed consolidated balance sheet based on a Black-Scholes valuation. In conjunction with the settlement of our liability to issue such warrants, we recognized an additional charge of $0.7 million during the three months ended June 30, 2010, through other income (expense), net, on the condensed consolidated statement of operations.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 8), we adopted the 2010 Equity Incentive Plan (“the Plan”) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options and stock purchase rights to employees, directors and consultants of Tesla. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. As of September 30, 2010, there were 10,241,764 shares of common stock reserved for issuance under the Plan.

The following table summarizes option activity under the Plan:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2009	1,014,687	11,574,034	$5.44
Additional options reserved	11,269,294	—	—
Repurchased restricted stock	9,170	—	0.90
Granted	(2,379,524)	2,379,524	14.97
Exercised	—	(484,720)	1.48
Canceled	328,137	(328,137)	5.55

Balance, September 30, 2010	10,241,764	13,140,701	7.31

Additional information regarding our stock options outstanding and exercisable as of September 30, 2010 is summarized below:

	Options Outstanding at September 30, 2010			Options Exercisable at September 30, 2010
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.15 - $20.72	13,140,701	6.12	$7.31	3,097,706	5.42	$4.75

Additional information regarding our stock options outstanding and exercisable as of December 31, 2009 is summarized below:

	Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.15 - $6.63	11,574,034	6.41	$5.44	2,141,146	5.54	$3.76

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of September 30, 2010 and December 31, 2009 was $172.3 million and $13.8 million, respectively. The intrinsic value of options exercisable was $48.5 million and $6.1 million, and the intrinsic value of options vested and expected to vest was $133.4 million and $12.3 million as of September 30, 2010 and December 31, 2009, respectively. The total intrinsic value of options exercised was $4.5 million for the nine months ended September 30, 2010, respectively.

Fair Value Adoption

We adopted the fair value method on January 1, 2006 in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award on the grant date using the Black-Scholes option pricing model and the weighted average assumptions noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.9%	2.5%	2.0%	2.2%
Expected term (in years)	6.0	4.6	5.0	4.6
Expected volatility	70%	64%	71%	64%
Dividend yield	0%	0%	0%	0%

The weighted-average grant-date fair value for option awards granted during the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, was $13.11, $8.96, $1.57 and $1.27 per share, respectively.

The fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors as there was no public market for our common stock. The Board of Directors has determined fair value of the common stock at the time of each grant of options by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and trends in the broader automobile industry. We have not granted stock options with an exercise price that is less than the fair value of the underlying common stock as determined at the time of grant by our Board of Directors, with input from management. The fair market value of the underlying common stock was determined by the Board of Directors until the completion of our IPO when our common stock was listed on an established stock exchange.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Information regarding our stock option grants during 2008, 2009 and the six months prior to the completion of our IPO, including the grant date; the number of stock options issued with each grant; and the exercise price, which equals the grant date fair value of the underlying common stock for each grant of stock options, is summarized as follows:

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

Included in our December 4, 2009 stock option grants were 6,711,972 stock options granted to our Chief Executive Officer in two separate grants. In recognition of his and our company’s achievements and to create incentives for future success, our Board of Directors approved an option grant to our Chief Executive Officer representing 4% of our fully-diluted share base prior to such grant as of December 4, 2009, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date. In addition, to create incentives for the attainment of clear performance objectives around a key element of our current business plan— the successful launch and commercialization of the Model S—the Board of Directors approved an additional option grant to our Chief Executive Officer totaling an additional 4% of our fully-diluted shares prior to such grant as of December 4, 2009, or 3,355,986 stock options, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming Mr. Musk’s continued employment and service to us through each vesting date:

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

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

If he does not meet one or more of the above milestones prior to the fourth anniversary of the date of the grant, he will forfeit his right to the unvested portion of the grant.

Due to the significant number of stock options granted to our Chief Executive Officer, we valued these December 2009 grants by using the following grant-specific Black-Scholes assumptions: risk-free interest rate of 1.7%, expected term of 4.1 years, expected volatility of 70% and dividend yield of 0%. Stock-based compensation expense related to Mr. Musk’s grants was $1.6 million and $8.7 million for the three and nine months ended September 30, 2010.

Included in our June 2010 and September 2010 stock option grants were 666,300 and 20,000, respectively, of stock options granted to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for Mr. Musk above.

The following table summarizes the consolidated stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$72	$18	$150	$54
Research and development	1,256	67	2,088	193
Selling, general and administrative	2,483	121	11,075	202

Total	$3,811	$206	$13,313	$449

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As required, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of September 30, 2010, we had $32.3 million of total unrecognized compensation expense, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 8), we established the 2010 Employee Stock Purchase Plan (“the ESPP”) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each six-month offering period. Through September 30, 2010, no shares have yet been issued under the ESPP. A total of 1,666,666 shares of common stock have been reserved for issuance under the ESPP as of September 30, 2010.

10. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations. A provision for income taxes of $0.2 million has been recognized for the nine months ended September 30, 2010, related primarily to our subsidiaries located outside of the United States.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Uncertain Tax Positions

Effective January 1, 2007, we adopted new accounting guidance related to the recognition, measurement and presentation of uncertain tax positions. As a result, we recorded net unrecognized tax benefits of $11.5 million with an offset to the deferred tax assets with a full valuation allowance. As of September 30, 2010, we had unrecognized tax benefits of $15.8 million.

As of September 30, 2010, accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was zero. As of September 30, 2010, unrecognized tax benefits of $15.8 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various other states, the United Kingdom and other foreign jurisdictions. Tax years 2006 to 2009 remain subject to examination for federal purposes, and tax years 2005 to 2009 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2005 to 2009 remain open for examination in other U.S. state and foreign jurisdictions.

11. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands). Revenue by geography is based on the billing address of the customer.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
North America	$8,586	$32,645	$28,105	$80,477
Europe	21,317	12,882	49,936	12,881
Asia	1,338	—	2,417	—

	$31,241	$45,527	$80,458	$93,358

Long-lived Assets

	September 30, 2010	December 31, 2009
United States	$41,267	$22,667
International	1,629	868

Total	$42,896	$23,535

12. Strategic Partnerships

Daimler AG

In May 2009, we sold 19,901,290 shares of Series E convertible preferred stock to Blackstar Investco LLC, an affiliate of Daimler, for aggregate proceeds of $50.0 million. As we have provided and are providing development services for an affiliate of a significant stockholder, these transactions are considered related party transactions.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

We recognized the $14.5 million paid in advance of the execution of the final agreement as deferred development compensation on a straight-line basis. This amount was recognized over the expected life of the agreement, beginning in May 2009 and continuing through November 2009. Payments received upon the achievement of development milestones subsequent to the execution of the final agreement in May 2009 were recognized upon achievement and acceptance of the respective milestones. All amounts received under this agreement were recognized as an offset to research and development expenses, as we were performing development activities on behalf of Daimler, were being compensated for the cost of these activities and could not practicably separate the efforts or costs related to these activities from our own research and development. During the three and nine months ended September 30, 2009, we recognized $8.5 million and $17.2 million in development compensation, respectively, as an offset to research and development expenses. As of December 31, 2009, all development work related to the development agreement had been completed, and we had recognized the full $23.2 million under the development agreement. During the nine months ended September 30, 2009, we received total payments from Daimler in the amount of $11.1 million. As of September 30, 2010 and December 31, 2009, there were amounts receivable of $0 and $2.9 million, respectively, from Daimler.

Upon completion of the development activities, we began selling powertrain components to Daimler for the Smart fortwo program. Powertrain component sales are recorded in automotive sales revenue.

Daimler A-Class Program

During the three months ended March 31, 2010, Daimler also engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler to that point. In May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples, of which we invoiced $14.1 million through September 30, 2010 and recognized $11.4 million of the total payments received to date in development services revenue. As of September 30, 2010, there was $2.7 million of deferred revenues that will be recognized during the remaining term of this program.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Development services revenue for the nine months ended September 30, 2010 was comprised primarily of revenues from the A-Class development program. During the nine months ended September 30, 2010, we received total payments from Daimler in the amount of $12.1 million. As of September 30, 2010, there were amounts receivable of $1.9 million from Daimler.

Costs of development services incurred prior to the finalization of the A-Class agreement were recorded as research and development expenses. During the three months ended March 31, 2010, we recorded $0.5 million of such costs in research and development.

Toyota Motor Corporation

In July 2010, concurrent with the closing of our IPO, we sold 2,941,176 shares of our common stock to Toyota at a price per share equal to the IPO price, in a private placement transaction pursuant to which we received proceeds of $50.0 million.

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. We began producing and delivering prototypes to Toyota during the three months ended September 30, 2010. Total potential revenue under the agreement is approximately $9 million and during the three months ended September 30, 2010, we recognized $0.5 million in development services revenue and recorded $0.2 million in deferred revenues. During the three months ended September 30, 2010, we received total payments from Toyota of $0.5 million. As of September 30, 2010, there were amounts receivable of $0.3 million from Toyota. In October 2010, we entered into a Phase 1 contract services agreement with Toyota (see Note 14).

13. Commitments

Operating Leases

We lease office space under non-cancelable operating leases with various expiration dates through January 2020. Rent expense for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, was $1.9 million, $4.7 million, $0.9 million, and $1.9 million, respectively.

Capital Leases

We have entered into various agreements to lease equipment under capital leases over terms between 36 and 60 months. The equipment under the leases are collateral for the lease obligations and are included within property and equipment, net, on the condensed consolidated balance sheets under the categories of computer equipment and software and office furniture and equipment.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Future minimum commitments for leases as of September 30, 2010 are as follows (in thousands):

	Operating Leases	Capital Leases
2010	$1,142	$87
2011	5,522	318
2012	5,266	286
2013	5,265	219
2014	5,106	—
2015 and thereafter	16,018	—

Total minimum lease payments	$38,319	910

Less: Amounts representing interest not yet incurred		53

Present value of capital lease obligations		857
Less: Current portion		291

Long-term portion of capital lease obligations		$566

Pursuant to a supply agreement with Lotus Cars Limited, we are required to purchase a minimum of 2,400 partially assembled vehicles or gliders over the term of the agreement regardless of whether we are able to market and distribute the Tesla Roadster. Based on the foreign exchange rate for the British pound as of September 30, 2010 and the most recent price per vehicle, the estimated obligation for the remaining purchase is approximately $20 million which will occur through 2011.

Purchase Transactions with NUMMI

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI (see Notes 3 and 14). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we have not yet performed an in-depth environmental assessment on this facility, and we cannot determine the potential costs to remediate any pre-existing contamination with any certainty at this time. We have reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions, and NUMMI has agreed to pay the next $15.0 million for such remediation activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing.

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As our purchase agreements with NUMMI did not close until October 2010, no amounts are reflected in the condensed consolidated financial statements as of September 30, 2010.

14. Subsequent Events

Purchase Transactions with NUMMI

In October 2010, we completed the purchase of and received title to the existing automobile production facility and land located in Fremont, California from NUMMI pursuant to a purchase agreement entered into in May 2010 (see Note 3). In October 2010, we and NUMMI amended this agreement to include the transfer to us of certain operating permits for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010.

Concurrently, we also completed the purchase of certain manufacturing equipment and spare parts located at the Fremont facility from NUMMI pursuant to a separate asset purchase agreement entered into in August 2010 (see Note 3).

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Toyota RAV4 Phase 1 Agreement

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, based on preliminary specifications, Toyota will pay us approximately $60 million for the development services to be provided by us over the term of the agreement. We and Toyota will mutually agree to the final specifications, deliverables and payment amounts and schedule within 60 days of the execution of the agreement. This amount will be paid in various installments during the term of the agreement through 2012.

Panasonic Common Stock Investment

In November 2010, we entered into a common stock purchase agreement with an entity affiliated with Panasonic Corporation (“Panasonic”) pursuant to which we issued and sold an aggregate of 1,418,573 shares of our common stock at a price of $21.15 per share, which was the average of the trading highs and lows of our common stock from October 25 to October 29, 2010. Upon completion of the private placement transaction on November 2, we received aggregate proceeds of $30.0 million. Concurrently with the sale and issuance of the shares to Panasonic, we amended our investors’ rights agreement as of November 2, 2010 to grant Panasonic registration rights on a pari passu basis with certain other holders of registration rights with respect to the shares of common stock purchased in the private placement.

DOE Loan Facility Draw-Down

In October 2010, we received additional loans under the DOE Loan Facility for $6.5 million at interest rates ranging from 1.7% to 2.2%.

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

We were incorporated in Delaware in 2003 and introduced our first vehicle, the Tesla Roadster, in early 2008. In July 2009, we introduced a new Roadster model, the Tesla Roadster 2, and its higher performance option package Roadster Sport. On July 1, 2010, we introduced the Roadster 2.5, with new styling and an upgraded interior. As of September 30, 2010, we had sold Tesla Roadsters to customers in 31 countries, primarily in the United States, Europe and Canada. We are developing our planned Model S sedan which we currently expect to introduce commercially in 2012.

We market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We opened our first store in Los Angeles, California, in May 2008 and as of September 30, 2010, we operated a total of 14 Tesla stores in North America and Europe.

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

In May 2010, we and Toyota Motor Corporation (“Toyota”) announced our intention to cooperate on the development of electric vehicles, and for us to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. In July 2010, the two companies entered into an early phase agreement to develop an electric powertrain for the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes will be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We began developing and delivering prototypes to Toyota for evaluation during the three months ended September 30, 2010.

In connection with the Toyota RAV4 program, in October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, based on preliminary specifications, Toyota will pay us approximately $60 million for the development services to be provided by us over the term of the agreement. We and Toyota will mutually agree to the final specifications, deliverables and payment amounts and schedule within 60 days of the execution of the agreement. This amount will be paid in various installments during the term of the agreement.

In May 2010, we also entered into an agreement to purchase an existing automobile production facility in Fremont, California from New United Motor Manufacturing, Inc. (“NUMMI”), which is a joint venture between Toyota and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land. The aggregate purchase price was $42.0 million. The purchase totals 210 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon. In October 2010, we and NUMMI also amended the facility purchase agreement to include the transfer to us of certain operating permits for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010.

In August 2010, we entered into an additional purchase agreement with NUMMI for the purchase of certain manufacturing equipment and spare parts located at the Fremont facility above. This purchase agreement was subsequently amended to include additional manufacturing equipment and spare parts. In October 2010, we completed this purchase concurrent with the completion of the facility purchase. The aggregate purchase price for these assets was approximately $17 million. We intend to use the facility and manufacturing assets for the production of our planned Model S and future vehicles. We are in an early stage of planning for this facility.

Since inception through September 30, 2010, we had recognized $207.2 million in revenue. As of September 30, 2010, we had an accumulated deficit of $363.6 million.

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on July 2, 2010, at which time we sold 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we have incurred offering costs of $4.4 million related to the IPO which we have reclassified from other noncurrent assets and offset against additional paid-in capital in stockholders’ equity. Concurrent with the closing of our IPO in July 2010, we received proceeds of $50.0 million from the issuance of 2,941,176 shares of our common stock to Toyota in a private placement transaction.

Following the completion of our IPO and concurrent private placement on July 2, 2010, we transferred $100.0 million of the net proceeds from the IPO and the concurrent private placement to fund the dedicated account, as required under our Department of Energy (“DOE”) Loan Facility. During the three months ended September 30, 2010, we transferred $11.9 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of September 30, 2010, $88.1 million remained in the dedicated account. As we expect to transfer the remainder of this balance within one year, we have recorded such cash as current restricted cash.

Panasonic Common Stock Investment

In November 2010, we entered into a common stock purchase agreement with an entity affiliated with Panasonic Corporation (“Panasonic”) pursuant to which we issued and sold an aggregate of 1,418,573 shares of our common stock at a price of $21.15 per share, which was the average of the trading highs and lows of our common stock from October 25 to October 29, 2010. Upon completion of the private placement transaction on November 2, we received aggregate proceeds of $30.0 million. Concurrently with the sale and issuance of the shares to Panasonic, we amended our investors’ rights agreement as of November 2, 2010 to grant Panasonic registration rights on a pari passu basis with certain other holders of registration rights with respect to the shares of common stock purchased in the private placement.

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

We currently design, manufacture and sell the Tesla Roadster, our first production vehicle that we introduced in 2008. From inception to-date, Tesla Roadster sales have been mainly to customers in North America; however, with the start of sales in Europe in the second half of 2009 and recent sales in Asia and Canada, we believe there is a significant opportunity for sales outside the United States and we continue to experience sales growth in Europe, Asia and Canada. The Tesla Roadster has only been produced in low volume quantities and is currently partially assembled by Lotus in its facilities in the United Kingdom. During the first three quarters of 2009, we fulfilled a significant number of reservations for the Tesla Roadster placed prior to 2009. Beginning with the quarter ended December 31, 2009, sales of the Tesla Roadster began more closely approximating the level of orders placed during the quarter.

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

We are designing our second vehicle, the Model S for a significantly broader customer base than the Tesla Roadster and plan to manufacture the Model S in higher volumes than our current volumes for the Tesla Roadster in our manufacturing facility in Fremont, California. We completed the purchase of the Fremont manufacturing facility in October 2010 and are in an early stage of planning for this facility. We have secured a $363.9 million loan under our DOE Loan Facility for the continued development of the Model S and the build out of our planned Model S manufacturing facility, which is subject to certain draw conditions. However, our Model S production model will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch the Model S on our planned timeline or result in cost overruns. In addition, there is no guarantee that a market for the Model S will develop.

We are continuing to develop our electric powertrain components and systems sales and services and have secured a $101.2 million loan under our DOE Loan Facility for the expansion of our engineering and production capability for these activities in our Palo Alto facility, which is subject to certain draw conditions. Until June 2010, Daimler and its affiliates were the sole customers of our powertrain activities and there is no guarantee that we will be able to secure future business with Daimler as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a memorandum of understanding with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements. In July and October 2010, Tesla and Toyota entered into Phase 0 and Phase 1 agreements, respectively, related to the development of an electric version of the Toyota RAV4. With an aim to market the electric vehicle in the United States in 2012, prototypes will be made combining the Toyota RAV4 model with a Tesla electric powertrain. We plan to produce and deliver a fleet of prototypes to Toyota for evaluation in 2010. We may have difficulty attracting and retaining powertrain customers in the future.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

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

Development Services

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs and chargers to meet a customer’s specifications. Beginning in the quarter ended March 31, 2010, we started entering into such contracts with the expectation that our development services would constitute a viable revenue-generating activity. Revenue is recognized as a development arrangement is finalized, the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheet. As of September 30, 2010, we had deferred $2.9 million in revenue related to development services. Increased complexity to our development agreements or changes in our judgments and estimates regarding application of these revenue recognition guidelines could result in a change in the timing or amount of revenue recognized in future periods.

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

Once inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, we recorded write-downs of $0.3 million, $0.7 million, $0.3 million and $1.0 million to cost of automotive sales, respectively.

The inventory amounts are based on our current estimates of demand, selling prices and production costs. Should our estimates of future selling prices or production costs change, material changes to these reserves may be required. Further, a small change in our estimates may result in a material charge to our reported financial results.

Warranties

We accrue warranty reserves at the time a vehicle is delivered to a customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a new vehicle and accordingly, the adjustments that we record may be material. As of September 30, 2010 and December 31, 2009, we had $5.2 million and $3.8 million in warranty reserves, respectively. Adjustments to warranty reserves are recorded in cost of sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.9%	2.5%	2.0%	2.2%
Expected term (in years)	6.0	4.6	5.0	4.6
Expected volatility	70%	64%	71%	64%
Dividend yield	0%	0%	0%	0%

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

Common Stock Valuation

Upon the completion of our IPO on July 2, 2010, our common stock has been valued by reference to its publicly traded price. Prior to the IPO, we have historically granted stock options with exercise prices equal to the fair value of our common stock as determined at the date of grant by our Board of Directors. Because there has been no public market for our common stock, our Board of Directors has determined the fair value of our common stock by considering a number of objective and subjective factors, including the following:

•	our sales of convertible preferred stock to unrelated third parties;

•	our operating and financial performance;

•	the lack of liquidity of our capital stock;

•	trends in our industry;

•	arm’s length, third-party sales of our stock; and

•	contemporaneous valuations performed by an unrelated third-party.

There is inherent uncertainty in these estimates and if we had made different assumptions than those used, the amount of our stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. The following table summarizes, by grant date, the number of stock options granted since January 1, 2008 through the completion of our IPO on July 2, 2010, and the associated per share exercise price, which equaled the fair value of our common stock for each of these grants.

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

Included in our June and September 2010 stock option grants were 666,300 and 20,000 stock options granted respectively, to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for Mr. Musk above.

Prior to our IPO which was completed on July 2, 2010, our Board of Directors performed valuations of our common stock for purposes of granting stock options in a manner consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The enterprise value input of our common stock valuations were derived either using fundamental analysis (income and market approaches) or based on a recent round of financing (option pricing approach). The income approach estimates the enterprise value of the company by discounting the expected future cash flows of the company to present value. We have applied discount rates that reflect the risks associated with our cash flow projections and have used venture capital rates of return for companies at a similar stage of development as us, as a proxy for our cost of capital. Our discounted cash flow calculations are sensitive to highly subjective assumptions that we were required to make at each valuation date relating to appropriate discount rates for various components of our business. For example, the discount rates used to value the cash flow projections from the Model S business factored in the low cost debt we expected to raise from the U.S. Department of Energy.

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

Our Board of Directors has considered the valuations derived from the approaches above, the probability and timing of completing an IPO, as well as other qualitative factors in arriving at our common stock valuations, including the following:

•	significant operating losses for the years ended December 31, 2007, 2008, 2009 and the six months ended June 30, 2010;

•	macroeconomic uncertainty in 2008;

•	the absence of a significant IPO market throughout 2008 and continuing through the second quarter of 2009; and

•	other market developments that influence forecasted revenue.

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

In January 2010, we issued a warrant to the DOE in connection with the closing of the DOE Loan Facility to purchase shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. This convertible preferred stock warrant became a warrant to purchase shares of our common stock at an exercise price of $7.54 per share upon the closing of our IPO in July 2010. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will become exercisable in quarterly amounts depending on the average outstanding balance of the DOE Loan Facility during the prior quarter. The warrant may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrant will be reduced. Since the number of shares of common stock ultimately issuable under the warrant will vary, this warrant will be carried at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. Our ability to prepay the DOE Loan Facility and consequently, the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative is inherently valued and accounted for as part of the warrant.

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

The significant assumptions that we use in the valuation of the DOE warrant include similar assumptions used in the valuation of otherwise featureless stock warrants at various simulated stock prices, as well as the interest rate differential between the interest rates under our DOE Loan Facility and market interest rates for companies comparable to us. The estimated value of our stock warrant requires us to use a Black-Scholes option-pricing model, which incorporates several assumptions that are subject to significant management judgment as is the case for stock-based compensation discussed above. The differential between the interest rates under our DOE Loan Facility and market interest rates is derived from the credit spread data of several unrelated public companies within industries related to our business. As the average simulated value of our stock warrant increases relative to the credit spread of our comparator companies, the fair value of our DOE warrant decreases since the economic cost of prepaying our outstanding loans under the DOE Loan Facility and replacing the funds with market interest rate debt, would be lower than the economic cost associated with the dilution caused by the vesting of warrants. Similarly, as the credit spread of our comparator companies increases relative to the average simulated value of our stock warrant, the fair value of our DOE warrant increases since the economic cost associated with prepaying our outstanding loans under the DOE Loan Facility and replacing the funds with market interest rate debt is higher than the economic cost associated with the dilution caused by the vesting of warrants, and therefore, we would not prepay our outstanding DOE debt and we would allow a higher number of warrants to vest. Prior to completion of our IPO, the fair value of the DOE warrant was included within the convertible preferred stock warrant liability on the condensed consolidated balance sheet. Upon the completion of our IPO on July 2, 2010, this warrant was reclassified on our consolidated balance sheet from convertible preferred stock warrant liability to common stock warrant liability. The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other income (expense), net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of September 30, 2010, the fair value of the DOE warrant of $6.7 million. The relative movements in our stock price as compared to the credit spread of our comparator companies will result in fair value changes being recorded in other income (expense), net, in future periods which may be significant.

Excluding the warrant issued to the DOE in January 2010, we have estimated the fair value of our convertible preferred stock warrants at the respective balance sheet dates using a Black-Scholes option-pricing model which used several assumptions that are subject to significant management judgment as is the case for stock-based compensation as discussed above. Upon the completion of our IPO in July 2010, these convertible preferred stock warrants outstanding as of June 30, 2010, were net exercised and the related convertible preferred stock warrant liability was settled.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of September 30, 2010, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Automotive sales	$23,350	$45,527	$67,906	$93,358
Development services	7,891	—	12,552	—

Total revenues	31,241	45,527	80,458	93,358
Cost of revenues
Automotive sales	19,457	37,828	56,581	85,604
Development services	2,488	—	4,467	—

Total cost of revenues	21,945	37,828	61,048	85,604
Gross profit	9,296	7,699	19,410	7,754
Operating expenses
Research and development (net of development compensation of $8,509 and $17,170 for the three and nine months ended September 30, 2009, respectively)	26,698	1,257	55,379	11,139
Selling, general and administrative	20,432	10,733	59,224	25,587

Total operating expenses	47,130	11,990	114,603	36,726

Loss from operations	(37,834)	(4,291)	(95,193)	(28,972)
Interest income	100	52	195	97
Interest expense	(298)	(18)	(992)	(2,506)
Other income (expense), net	3,180	(577)	(6,770)	(320)

Loss before income taxes	(34,852)	(4,834)	(102,760)	(31,701)
Provision for (benefit from) income taxes	83	(219)	210	(203)

Net loss	$(34,935)	$(4,615)	$(102,970)	$(31,498)

Revenues

Automotive Sales

Automotive sales consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Vehicle, options and related sales	$18,221	$45,527	$55,452	$93,358
Powertrain component and related sales	5,129	—	12,454	—

Total automotive sales	$23,350	$45,527	$67,906	$93,358

Automotive sales during the three months ended September 30, 2010 was $23.4 million, a decrease from $45.5 million during the three months ended September 30, 2009. Automotive sales for the three months ended September 30, 2010 consisted of $18.2 million of vehicle, options and related sales, and $5.1 million of powertrain component and related sales, compared to $45.5 million of vehicle, options and related sales for the three months ended September 30, 2009.

Automotive sales during the nine months ended September 30, 2010 was $67.9 million, a decrease from $93.4 million during the nine months ended September 30, 2009. Automotive sales for the nine months ended September 30, 2010 consisted of $55.4 million of vehicle, options and related sales, and $12.5 million of powertrain component and related sales, compared to $93.4 million of vehicle, options and related sales for the nine months ended September 30, 2009.

During the first three quarters of 2009, we continued to fulfill reservations for the Tesla Roadster which we began to deliver in 2008, and we had made a significant effort to increase our production capacity in order to accelerate deliveries to customers who had been on our waitlist for a significant amount of time. As a result, a significant portion of the revenue recognized during the first three quarters of 2009 came from fulfilling reservations placed prior to 2009. Beginning with the quarter ended December 31, 2009, sales of the Tesla Roadster began more closely approximating the level of orders placed during the quarter. Consequently, the comparison of revenue for the three or nine months ended September 30, 2010 versus the corresponding periods in 2009 may not be as meaningful. As such, vehicle, options and related sales for the three and nine months ended September 30, 2010 were more reflective of current demand as compared to the three and nine months ended September 30, 2009. Similarly, zero emission vehicle, or ZEV, credit sales which are included in vehicle, options and related sales, were higher during the three and nine months ended September 30, 2009 as the fulfillment of a significant number of reservations allowed us to sell a larger number of ZEV credits. The decrease in vehicle deliveries was partially offset by higher selling prices from an expanded offering of vehicle options to our customers.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases. Lease revenues are recorded in vehicle, options and related sales within automotive sales revenue and for the nine months ended September 30, 2010, we recognized $0.3 million. During the three and nine months ended September 30, 2010, approximately 21% and 13%, respectively, of the vehicles delivered during the period were under operating leases. As of September 30, 2010, we had deferred revenues of $0.9 million of down payments which will be recognized over the term of the individual leases.

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

Prior to 2010, most of our revenues had been generated through sales of our vehicles in the United States and we had no revenues from sales outside of the United States prior to the third quarter of 2009. Our international sales commenced with the launch of the Tesla Roadster in Europe in July 2009 and since then, we have recognized revenue from sales of the Tesla Roadster in additional countries including Canada, Japan and Hong Kong beginning in the three months ended June 30, 2010. For the three and nine months ended September 30, 2010, 58% and 55%, respectively, of our revenue from vehicle, options and related sales, were derived outside of the United States. All of our powertrain component and related sales were derived outside of the United States. As we continue to expand into additional new markets, we expect our international revenues to increase in aggregate dollar amounts and to remain relatively consistent as a percentage of total revenues in the near term.

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

During the three months ended March 31, 2010, Daimler also engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler to that point. In May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples, of which we invoiced $14.1 million during through September 30, 2010 and recognized $11.4 million of the total payments received to date in development services revenue. During the three months ended September 30, 2010, we recognized $7.3 million in development services revenue. As of September 30, 2010, there was $2.7 million of deferred revenues that will be recognized during the remaining term of this program.

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. We began producing and delivering prototypes to Toyota during the three months ended September 30, 2010 and recognized $0.5 million in development services revenue.

We intend to grow our development services revenue over time by establishing additional commercial arrangements with Daimler, Toyota and other automobile manufacturers. Additionally, we expect our development services revenue may fluctuate in future periods based on the timing of cash receipts as compared to the timing of meeting revenue recognition criteria.

Cost of Revenues and Gross Profit

Cost of revenues during the three months ended September 30, 2010 was $21.9 million, a decrease from $37.8 million during the three months ended September 30, 2009. Cost of revenues during the nine months ended September 30, 2010 was $61.0 million, a decrease from $85.6 million during the nine months ended September 30, 2009. The decrease in cost of revenues for both the three and nine months ended September 30, 2010 was driven primarily by the significant number of vehicles delivered during the first three quarters of 2009 from fulfilling customer reservations placed prior to 2009.

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

The decrease in cost of revenues from automotive sales for these periods was partially offset by the increase in cost of revenues from development services. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. During the three months ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. As of March 31, 2010, a development agreement had yet to be finalized and as such, the related development services costs of $0.5 million that we incurred during the three months ended March 31, 2010 were expensed in research and development. In May 2010, we finalized the agreement and began recording the costs related to this program in cost of revenues.

Gross profit for the three months ended September 30, 2010 was $9.3 million, an increase from $7.7 million for the three months ended September 30, 2009. The increase was driven primarily by the gross profit contributed by our development services revenues which we began to recognize in 2010; an expanded offering of options on the Tesla Roadster to our customers; and the continued launch of the Tesla Roadster internationally, where in certain markets, we have experienced higher average selling prices. As discussed above, although we had deferred the recognition of revenues on the Daimler A-Class development program until we had executed a final agreement during the three months ended June 30, 2010, costs we had incurred for these activities during the three months ended March 31, 2010 were expensed in research and development in the first quarter. As such, certain of the A-Class development services revenue that we recognized during the three and nine months ended September 30, 2010, did not have any corresponding cost of revenues recorded during the quarter, which favorably impacted our gross profit.

Gross profit for the nine months ended September 30, 2010 was $19.4 million, an increase from $7.8 million for the nine months ended September 30, 2009. The increase was driven primarily by the gross profit contributed by our development services revenues which we began to recognize in 2010; an expanded offering of vehicle options to our customers; and the continued launch of the Tesla Roadster internationally, where in certain markets, we have experienced higher selling prices; cost improvements associated with the model changeover from the Tesla Roadster to the Tesla Roadster 2 during the second half of 2009. Similar to the comparison of gross profit for the three months ended September 30, 2010 with the three months ended September 30, 2009, our gross profit was favorably impacted by the fact that certain of the A-Class development services revenue that we recognized during the nine months ended September 30, 2010 did not have any corresponding cost of revenues recorded during the period.

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

Research and development expenses during the three months ended September 30, 2010 were $26.7 million, an increase from $1.3 million during the three months ended September 30, 2009. Research and development expenses during the three months ended September 30, 2009 included $8.7 million in Daimler Smart fortwo development compensation which was recorded as an offset to research and development expenses. The $25.4 million increase in research and development expenses during the three months ended September 30, 2010 consisted primarily of the $8.7 million Daimler development compensation offset recognized during the three months ended September 30, 2009, a $5.9 million increase in employee compensation expenses from higher headcount, a $5.6 million increase in materials and prototyping expenses primarily to support our Model S alpha build as well as powertrain development activities and a $4.8 million increase in professional and outside services costs related to Model S engineering, design and testing activities.

Research and development expenses during the nine months ended September 30, 2010 were $55.4 million, an increase from $11.1 million during the nine months ended September 30, 2009. Research and development expenses during the nine months ended September 30, 2009 included $17.2 million in Daimler Smart fortwo development compensation which was recorded as an offset to research and development expenses. The $44.2 million increase in research and development expenses during the nine months ended September 30, 2010 consisted primarily of the $17.2 million Daimler development compensation offset recognized during the nine months ended September 30, 2009, a $14.6 million increase in employee compensation expenses primarily associated with significantly higher headcount to support our Model S and powertrain development activities, a $6.7 million increase in materials and prototyping expenses primarily to support our Model S alpha build as well as powertrain development activities and a $5.2 million increase in professional and outside services costs related to Model S engineering, design and testing activities.

During the three months ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. As of March 31, 2010, a development agreement had yet to be finalized and as such, the related development services costs of $0.5 million that we incurred during the three months ended March 31, 2010 were expensed in research and development. In May 2010, we finalized the agreement and began recording the costs associated with this program in cost of revenues.

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

Selling, general and administrative expenses during the three months ended September 30, 2010 were $20.4 million, an increase from $10.7 million during the three months ended September 30, 2009. The $9.7 million increase in our selling, general and administrative expenses during the three months ended September 30, 2010 consisted primarily of a $3.6 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide including in Asia, a larger number of stores in the United States and Europe and higher general and administrative headcount to support the expansion of the business, a $2.4 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and a higher common stock valuation applied to new grants made subsequent to September 30, 2009, and a $1.8 million increase in office, information technology and facilities-related costs to support the growth of our business, including the opening of new stores and our transition to our Palo Alto headquarters.

Selling, general and administrative expenses during the nine months ended September 30, 2010 were $59.2 million, an increase from $25.6 million during the nine months ended September 30, 2009. The $33.6 million increase in our selling, general and administrative expenses during the nine months ended September 30, 2010 consisted primarily of a $10.9 million increase in stock-based compensation expense related to a larger number of outstanding equity awards, a higher common stock valuation applied to new grants made subsequent to September 30, 2009, and the $2.4 million correction of additional stock-based compensation expense that should have been recorded during the three months ended December 31, 2009; a $10.4 million increase in employee compensation expenses related to higher sales and marketing headcount to support a larger number of stores in the United States and Europe and higher general and administrative headcount to support the expansion of the business; a $5.6 million increase in office, information technology and facilities-related costs to support the growth of our business, including the opening of new stores and our transition to our Palo Alto headquarters; a $2.2 million increase in professional services costs related to ongoing trademark and patent work, recruiting, as well as general corporate development activities; and a $1.7 million increase in travel and expenses related to our sales and marketing activities. The remainder of the increase was driven primarily by a higher level of marketing activities and costs to support expanded headcount.

We expect selling, general and administrative expenses to increase both in aggregate dollar amounts and as a percentage of revenue in future periods as we continue to grow and expand our operations, increase our sales and marketing team to handle our expanding customer base and market presence, and as we meet support the requirements of being a public company. We also expect an increase in our selling, general and administrative expenses as a result of our planned increase in the number of Tesla stores. As of September 30, 2010, we had opened 14 Tesla stores in the United States and Europe. We plan to open additional stores during 2010. We also anticipate that the additional costs we will incur in operating our Model S manufacturing facility in Fremont, California will further increase these expenditures until the start of production of the Model S.

Interest Expense

Interest expense during the three months ended September 30, 2010 was $0.3 million, an increase from $18,000 during the three months ended September 30, 2009. Interest expense during the nine months ended September 30, 2010 was $1.0 million, a decrease from $2.5 million during the three months ended September 30, 2009. The increase in interest expense during the three months September 30, 2010 was primarily due to our loans under the DOE Loan Facility. The decrease for the nine months ended September 30, 2010 was primarily related to our convertible notes which were converted into shares of our Series E convertible preferred stock in May 2009, partially offset by interest expense recognized in 2010 related to our loans under the DOE Loan Facility. We expect interest expense to increase significantly in aggregate dollar amounts and, prior to the launch of the Model S, as a percentage of revenues, as we continue to draw down on the DOE Loan Facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in the fair value of our warrant liabilities and transaction gains and losses on our foreign currency-denominated assets and liabilities. We expect our transaction gains and losses will vary depending upon movements in the underlying exchange rates. Income or charges resulting from the change in the fair value of our convertible preferred stock warrant liability, excluding the DOE warrant liability, was eliminated after July 2, 2010, as these warrants were net exercised at the completion of our IPO. The DOE convertible preferred stock warrant became a common stock warrant on July 2 and is carried at its estimated fair value with changes in its fair value continuing to be reflected in other income (expense), net, until its expiration or vesting.

Other income, net, during the three months ended September 30, 2010 was $3.2 million, an increase in income compared to other expense, net, of $0.6 million during the three months ended September 30, 2009. Other expense, net, during the nine months ended September 30, 2010 was $6.8 million, an increase in expense compared to other expense, net, of $0.3 million during the nine months ended September 30, 2009. The increase in income for the three months ended September 30, 2010 was primarily due to a more significant fair value change in our warrant liabilities during the three months ended September 30, 2010 resulting from a decrease in our stock price from June 30, 2010. The increase in expense for the nine months ended September 30, 2010 was primarily due to the fair value changes in our warrant liabilities as well as the liability related to common stock warrants to certain of our stockholders which we issued in May 2010, both of which increased significantly in conjunction with the increase in our common stock valuation.

Provision for Income Taxes

Our provision for income taxes during the three months ended September 30, 2010 was $0.1 million, compared to a benefit from income taxes of $0.2 million during the three months ended September 30, 2009. Our provision for income taxes during the nine months ended September 30, 2010 was $0.2 million, compared to a benefit from income taxes of $0.2 million during the nine months ended September 30, 2009. The increase for both the three and nine months ended September 30, 2010 was due primarily to the launch of the Tesla Roadster in Europe in July 2009 and the ensuing increase in taxable income in our international jurisdictions in subsequent periods. Additionally, during the three months ended September 30, 2009, we recognized research and development benefits from our foreign operations resulting in a benefit from income taxes.

Liquidity and Capital Resources

As of September 30, 2010, our principal sources of liquidity were our cash and cash equivalents in the amount of $96.6 million which included investments in money market funds. In addition, we had current restricted cash of $88.1M deposited in a dedicated DOE account, per the requirements of our DOE Loan Facility; hence, total cash was $184.7 million. Our primary source of cash historically has been proceeds from the sales of convertible preferred stock, sales of convertible notes, reservation payments from customers for the Tesla Roadster and more recently from sales of the Tesla Roadster, our compensation for electric powertrain development services, sale of powertrain components, the draw downs from the DOE Loan Facility and refundable reservation payments for our Model S. Through June 30, 2010, we had raised an aggregate of $319.2 million from sales of convertible preferred stock and convertible note financings.

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. The IPO closed on July 2, 2010, at which time we sold 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we incurred offering costs of $4.4 million related to the IPO.

Concurrent with the closing of our IPO, we sold 2,941,176 shares of our common stock to Toyota in a private placement transaction for aggregate proceeds of $50.0 million.

DOE Loan Facility

On January 20, 2010, we entered into our DOE Loan Facility for $465.0 million to support the expansion of our manufacturing operations. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components, or the Powertrain facility. Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 91.5% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan, or the Model S facility. Our obligations for the development of, and the build-out of our manufacturing facility for, the Model S is budgeted to be an aggregate of $33 million or approximately 8.5% of the ongoing budgeted cost, plus any cost overruns for the projects.

Our ability to draw down funds under the DOE Loan Facility is conditioned upon several draw conditions. We are currently in compliance with these draw conditions. For the Powertrain facility, the draw conditions include our achievement of progress milestones relating to the successful development of commercial arrangements with third parties for the supply of powertrain components. For the Model S facility, the remaining draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the planned Model S manufacturing facility. Certain advances will be subject to additional conditions to draw-down related to the site on which the applicable project is located. We are currently progressing towards our milestones. Additionally, the DOE Loan Facility provides for the ability to update milestones should a reasonable need arise. Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date.

Through September 30, 2010, we had received loans under the DOE Loan Facility for an aggregate of $56.6 million with interest rates ranging from 1.7% to 3.4%. In October 2010, we received additional loans under the DOE Loan Facility for $6.5 million at interest rates ranging from 1.7% to 2.2%. Interest on advances under the DOE Loan Facility is payable quarterly in arrears. Advances under the Powertrain Facility are repayable in 28 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 26 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Powertrain Facility will be due and payable on the maturity date of September 15, 2019. Advances under the Model S Facility are repayable in 40 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 38 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Model S Facility will be due and payable on the maturity date of September 15, 2022. Advances under the loan facilities may be voluntarily prepaid at any time. All obligations under the DOE Loan Facility are secured by substantially all of our property.

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

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from our IPO and the concurrent Toyota private placement and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under our DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Upon the completion of our IPO and concurrent private placement on July 2, 2010, we transferred $100.0 million of the net proceeds from the IPO and the concurrent private placement to fund the dedicated account. During the three months ended September 30, 2010, we transferred $11.9 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of September 30, 2010, $88.1 million remained in the dedicated account. As we expect to transfer the remainder of this balance within one year, we have recorded such cash as current restricted cash. In October 2010, we transferred an additional $6.5 million from the dedicated account.

For additional information related to our DOE Loan Facility, please see Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect that the proceeds from our IPO, the concurrent Toyota private placement and the loans under the DOE Loan Facility, together with our anticipated cash from operating activities and cash on hand and the Panasonic private placement that was completed in November 2010, will be sufficient to fund our operations for the next 24 months. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, establish sales and service branches, improve infrastructure such as expanded battery assembly facilities, and introduce new vehicles such as the Model S. The acceleration of the development of future vehicles prior to the launch of the Model S may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

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

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our planned leasing operations will materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We intend to require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the three and nine months ended September 30, 2010, approximately 21% and 13%, respectively, of the vehicles delivered during the period were under operating leases. As of September 30, 2010, we had deferred revenues of $0.9 million of down payments which will be recognized over the term of the individual leases. Through September 30, 2010, our leasing activity has not had a significant adverse impact on our liquidity.

Reservations Payments

A source of our cash flows from operations has been through our receipt of reservation payments from our customers. Reservation payments consist of reservation and membership payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. The full payment of the purchase price of the vehicle is required only upon delivery of the vehicle to the customer. We do not believe that these changes will materially impact our liquidity or capital resources. Reservation payments for a vehicle are recorded as a current liability when received. No later than upon the delivery of a vehicle, the reservation payments collected on a customer’s account are applied against the total purchase price of the vehicle. Reservation payments are expected to fluctuate as the number of reservation holders on the Tesla Roadster reservation list decreases, while the number of reservation holders on the Model S reservation list increases.

Since inception through the nine months ended September 30, 2010, we had accumulated net operating losses of $363.6 million.

Summary of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(93,533)	$(51,818)
Net cash used in investing activities	(171,747)	(8,045)
Net cash provided by financing activities	292,216	157,133

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

Net cash used in operating activities was $93.5 million during the nine months ended September 30, 2010. The largest component of our cash used during this period related to our net loss of $103.0 million, which included non-cash charges of $13.3 million related to stock-based compensation expense, $7.7 million related to depreciation and amortization and $5.6 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $114.6 million of operating expenses, $61.0 million of cost of revenues, a $16.9 million increase in inventory, a $5.9 million increase in operating lease vehicles, a $3.1 million increase in prepaid expenses and other current assets and a $2.1 million decrease in our accrued liabilities, partially offset by an $8.0 million increase in accounts payable. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business as well as our increased manufacturing activities. Operating lease vehicles increased with the introduction of our leasing program in 2010. Of the cash used in operating activities during the nine months ended September 30, 2010, approximately $33 million as of September 30, 2010, was eligible for reimbursement from the DOE Loan Facility as it related to the development of the Model S and powertrain research and development activities and had yet to be reimbursed under the DOE Loan Facility.

Significant operating cash inflows for the nine months ended September 30, 2010 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Significant operating cash inflows were comprised primarily of automotive sales of $67.9 million, $12.6 million of development services revenue, a $3.4 million increase in deferred revenues, partially offset by a $4.6 million increase in accounts receivable. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011, and in May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples. The increase in deferred revenues was primarily driven by payments that we had received from Daimler in relation to this development arrangement for which revenue recognition has yet to be achieved. Deferred revenues also increased from our vehicle leasing activities as we are recognizing the lease down-payments over the term of the operating leases. The increase in accounts receivable was related primarily to powertrain component sales and development services during the nine months ended September 30, 2010 in relation to Daimler’s Smart fortwo and A-Class programs. During the nine months ended September 30, 2010, we received $7.6 million of net new reservation payments for the Model S.

Net cash used in operating activities was $51.8 million during the nine months ended September 30, 2009. The largest component of our cash used during this period related to our net loss of $31.5 million, which included non-cash charges of $5.0 million related to depreciation and amortization and $2.7 million related to interest on convertible notes, as well as a non-cash gain of $1.5 million from the extinguishment of convertible notes and warrants. Significant operating cash outflows were primarily related to $85.6 million of cost of revenues, $36.7 million of operating expenses, a $4.0 million increase in inventory and a $2.2 million increase in prepaid expenses and other current assets, partially offset by a $3.2 million increase in accounts payable. Inventory increased to meet our production requirements and the increases in prepaid expenses and other current assets, and accounts payable were primarily due to the growth in our business. Significant operating cash inflows for the nine months ended September 30, 2009 were derived primarily from sales of the Tesla Roadster as well as development compensation related to the Daimler Smart fortwo development arrangement. Cash inflows related to automotive sales activity were comprised of $93.4 million in revenues and a $1.9 million decrease in accounts receivable, partially offset by a $23.2 million decrease in reservation payments and a $6.0 million decrease in deferred development compensation. Reservation payments decreased as a result of our efforts to accelerate deliveries to customers on our waitlist and the application of the related reservation payments to the respective customers’ final purchase cost. Cash inflows from the Daimler Smart fortwo development arrangement were $11.2 million comprised primarily of $17.2 million development compensation partially offset by $6.0 million decrease in deferred development compensation. The decrease in deferred development compensation was the result of the amortization of deferred development compensation that we had received from Daimler during the year ended December 31, 2008.

Cash Flows from Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business, build our infrastructure both in the United States and internationally and develop our Model S manufacturing capabilities. Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $171.7 million during the nine months ended September 30, 2010 primarily related to capital purchases of $81.8 million and an increase in restricted cash of $90.0 million. The increase in capital purchases was driven primarily by non-refundable payments of $8.0 million and a further $52.1 million of escrow payments made in relation to our purchase of an existing automobile production facility located in Fremont, California from NUMMI, and certain manufacturing assets located thereon to be used for our planned Model S manufacturing, as well as expenditures related to our transition to and build out of our powertrain manufacturing facility and corporate headquarters in Palo Alto, California, and purchases of manufacturing equipment. Our purchase transactions with NUMMI were completed in October 2010. The increase in restricted cash was primarily related to $100.0 million of net proceeds from our IPO and concurrent private placement that we transferred to a dedicated account as required by our DOE Loan Facility, partially offset by $11.9 million that was transferred out of the dedicated account during the three months ended September 30, 2010 in accordance with the provisions of the DOE Loan Facility. To a lesser extent, the increase in restricted cash was also related to certain refundable reservation payments segregated in accordance with state consumer protection regulations in Washington State.

Net cash used in investing activities was $8.0 million during the nine months ended September 30, 2009 primarily related to purchases of capital equipment of $5.7 million and an increase in restricted cash of $2.4 million. The increase in restricted cash was primarily related to a contractual deposit placed with a vendor as part of the vendor’s normal credit policies.

Net cash used in investing activities is expected to increase substantially as we build out and tool our Model S manufacturing facility in Fremont, California, and our powertrain manufacturing facility in Palo Alto, California.

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from issuances of convertible preferred stock and convertible notes, which provided us with aggregate net proceeds of $296.8 million on a cumulative basis through December 31, 2009, from loans under the DOE Loan Facility beginning in 2010, and more recently, from the net proceeds from our IPO and concurrent private placement.

Cash provided by financing activities was $292.2 million during the nine months ended September 30, 2010 comprised primarily of $188.8 million in proceeds from our IPO, $50.0 million in proceeds from the Toyota private placement, $56.6 million we received from our loans under the DOE Loan Facility, partially offset by $3.7 million of issuance costs we incurred in relation to our DOE Loan Facility and our IPO. Cash provided by financing activities was $157.1 million during the nine months ended September 30, 2009 comprised primarily of $82.4 million in net proceeds from the issuance of Series E convertible preferred stock, $49.4 million in net proceeds from the issuance of Series E convertible preferred stock and $25.5 million in proceeds received from the issuance of convertible notes and warrants.

Contractual Obligations

The following table sets forth, as of September 30, 2010 certain significant cash obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2010	2011	2012	2013	2014	2015 and thereafter
Operating lease obligations	$38,319	$1,142	$5,522	$5,266	$5,265	$5,106	$16,018
Capital lease obligations	910	87	318	286	219	—	—
Purchase obligations (1)	19,700	3,600	16,100	—	—	—	—

	$58,929	$4,829	$21,940	$5,552	$5,484	$5,106	$16,018

(1)	Obligations include significant agreements or purchase orders to purchase goods or services that are enforceable, legally binding and where the significant terms are specified. Where a minimum purchase obligation is stipulated, as in the case of our supply agreement with Lotus Cars Limited, the amounts included in the table reflect the minimum purchase amounts based on the September 30, 2010 exchange rate for the British pound. Purchase obligations that are cancelable without significant penalty, are not included in the table.

As of September 30, 2010 and December 31, 2009, we held reservation payments of $27.9 million and $26.0 million from potential customers, respectively, which are not reflected in the table above. As of September 30, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.4 million and reservation payments for Model S sedans in an aggregate amount of $25.5 million. As of December 31, 2009, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $8.2 million and reservation payments for Model S sedans in an aggregate amount of $17.9 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

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

Foreign Currency Risk

A portion of our revenues, costs and expenses for the nine months ended September 30, 2010 and 2009 were denominated in foreign currencies. This is primarily due to the contract with Lotus Cars Limited, or Lotus, in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders and other parts sourced in Europe. In addition, our international sales and marketing operations incur expense denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. This cost exposure is partially offset by our recent sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases from Asian suppliers are also subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency, it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results. To date, the foreign currency effect on our cash and cash equivalents has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $96.6 million as of September 30, 2010. A portion of these amounts were invested in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

As of September 30, 2010, we have received loans under the DOE Loan Facility for an aggregate of $56.6 million with interest rates ranging from 1.7% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $0.9 million as of September 30, 2010 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of September 30, 2010 we had only sold approximately 1,350 production vehicles to customers, almost all of which were sold in the United States and Europe. Our revenues were $14.7 million for the year ended December 31, 2008, $111.9 million for the year ended December 31, 2009 and $80.5 million for the nine months ended September 30, 2010. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date we have derived our revenues principally from sales of the Tesla Roadster and related sales of zero emission vehicle credits, and to a lesser extent on products and services related to electric powertrain sales. We intend in the longer term to derive substantial revenues from the sales of our planned Model S sedan electric vehicle which is at an early stage of development and which we do not expect to be in production until mid-2012. We have no operating history with respect to the Model S electric vehicle and have only recently begun the component procurement process for the Model S, which limits our ability to accurately forecast the cost of the vehicle. In addition, we only recently completed the purchase of a manufacturing facility in Fremont, California to produce such vehicles, and we have not yet finalized the full vehicle design or completed our engineering, manufacturing or component supply plans for the Model S. In addition, as of September 30, 2010 our powertrain sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG, or Daimler, for the development and sale of a battery pack and a charger for Daimler’s Smart fortwo electric drive and for the development of a battery pack for Daimler’s A-Class vehicle. Blackstar Investco LLC, or Blackstar, an affiliate of Daimler, holds more than 5% of our outstanding capital stock. There are no assurances that we will be able to secure future business with Daimler or its affiliates. In October 2010, Tesla and Toyota Motor Corporation, or Toyota, entered into an agreement to develop a validated electric powertrain for the Toyota RAV4. Toyota also purchased 2,941,176 shares of our common stock in a private placement transaction that occurred concurrently with the closing of our IPO. We have also announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. However, we have not entered into any agreements with Toyota for any such assistance, including any purchase orders, and we may never do so.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, in the five most recent fiscal quarters ended September 30, 2010, we have recorded quarterly revenue of as much as $45.5 million and as little as $18.6 million and quarterly operating losses of as much as $37.8 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle, or ZEV, credits to other automobile manufacturers, pursuant to certain state regulations. We have entered into an agreement with American Honda Co., Inc., or Honda, in 2009 for the sale of ZEV credits that we earn from the sale of vehicles that we manufacture through December 31, 2011. As of September 30, 2010, we had sold credits for 446 vehicles under this agreement and Honda has an obligation to purchase additional credits earned from the sale of any remaining vehicles that we manufactured in 2009 but sold in 2010 and from the sale of up to 219 additional vehicles manufactured in 2010 and 2011 prior to the expiration of the agreement. For the years ended December 31, 2008 and 2009, and the nine months ended September 30, 2010, we recognized revenue from the sale of ZEV credits of $3.5 million, $8.2 million and $2.0 million, respectively. We may not be able to enter into new agreements to sell any additional credits we may earn in excess of the current contractual amounts on equivalent terms and if this occurs, our financial results will be harmed.

We have a history of losses and we expect significant increases in our costs and expenses to result in continuing losses for at least the foreseeable future.

We incurred a net loss of $103.0 million for the nine months ended September 30, 2010 and have incurred net losses of approximately $363.6 million from our inception through September 30, 2010. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of the Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013, and may occur later. Even if we are able to successfully develop the Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as the Model S, which may not occur.

We expect the rate at which we will incur losses to increase significantly in future periods from current levels as we:

•	design, develop and manufacture our planned Model S;

•	design, develop and manufacture components of our electric powertrain;

•	develop and equip our manufacturing facility to produce our Model S in Fremont, California;

•	build up inventories of parts and components for our Model S;

•	develop and equip manufacturing facilities to produce our electric powertrain components;

•	open new Tesla stores;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities; and

•	increase our general and administrative functions to support our growing operations.

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

In addition, as of September 30, 2010, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. In addition, we have not yet determined whether our IPO would constitute an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards. If an ownership change is deemed to have occurred as a result of our IPO, utilization of these assets could be significantly reduced.

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

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. For example, a customer’s use of their Tesla vehicle as well as the frequency with which they charge the battery of their Tesla vehicle can result in additional deterioration of the battery’s ability to hold a charge. We currently expect that our battery pack for the Tesla Roadster will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles and 7 years, which will result in a decrease to the vehicle’s initial range. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

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

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells, which makes us dependent upon other suppliers of battery cell technology for our battery packs.

We are dependent upon our ability to fully draw down on our loan facility from the United States Department of Energy, which may restrict our ability to conduct our business.

Our plan for manufacturing the Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our loan facility from the United States Department of Energy, or the DOE, under the DOE’s Advanced Technology Vehicles Manufacturing Incentive Program, or ATVM Program. In January 2010, we entered into a loan facility with the Federal Financing Bank, or the FFB, that is guaranteed by the DOE and which we refer to as the DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the planned build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only over a period of up to three years through periodic draws as eligible costs are incurred. Through September 30, 2010, we have received loans under our DOE Loan Facility for an aggregate of $56.6 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility. For the electric powertrain manufacturing facility, the draw conditions include our achievement of progress milestones relating to the successful development of commercial arrangements with third parties for the supply of powertrain components. Additionally, the DOE Loan Facility will require us to comply with certain operating covenants and will place additional restrictions on our ability to operate our business. We are unaccustomed to managing our business with such restrictions and others that are associated with a significant credit agreement. If we are unable to draw down the anticipated funds under the DOE Loan Facility, or our ability to make such draw downs is delayed, we may need to obtain additional or alternative financing to operate our Model S and electric powertrain manufacturing facilities to the extent our cash on hand is insufficient. Any failure to obtain the DOE funds or secure other alternative funding could materially and adversely affect our business and prospects. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. As a result, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

As of September 30, 2010, we had opened 14 Tesla stores in the United States and Europe, eight of which have been open for less than one year. We have only limited experience distributing and selling our performance vehicles through our Tesla stores. As of September 30, 2010 we had only sold approximately 1,350 Tesla Roadsters to customers, primarily in the United States and Europe. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges.

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

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities will apply their state laws to our distribution model is unknown. Such laws, as well as other laws governing the motor vehicle industry, may subject us to potential inquiries and investigations from state motor vehicle regulators who may question whether our sales model complies with applicable state motor vehicle industry laws and who may require us to change our sales model or may prohibit our ability to sell our vehicles to residents in such states. In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. Such challenges, if successful, could prohibit our ability to sell our vehicles to residents in such states.

To date, we are registered as both a motor vehicle manufacturer and dealer in California, Colorado, Florida, Illinois and Washington and we are licensed as a motor vehicle dealer in the state of New York. We have not yet sought formal clarification of our ability to sell our vehicles in any other states.

We are also registered as both a motor vehicle manufacturer and dealer in Canada, Australia, and Japan, and have obtained licenses to sell vehicles in other countries such as Hong Kong and Singapore. Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

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

We currently generate the majority of our revenue from the sale of our Tesla Roadsters and the sale of the related zero emission vehicle credits. We began production of our Tesla Roadster only in 2008, and our second planned vehicle, our Model S, is not expected to be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to design future models of performance electric vehicles that will meet the expectations of our customers or that our future models, including the Model S, will become commercially viable. In particular, it is common in the automotive industry for the production vehicle to have a styling and design different from that of the concept vehicle, which may happen with the Model S. We believe the design of the early prototype Model S is one of the key reasons why we have received approximately 3,000 reservations for the vehicle as of September 30, 2010. To the extent that we are not able to build the production Model S to the expectations created by the early prototype, customers may cancel their reservations and our future sales could be harmed. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date we have limited experience simultaneously designing, testing, manufacturing and selling our electric vehicles.

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

Furthermore, except for our arrangements with Daimler and its affiliates and Toyota, we do not currently have any arrangements in place with third parties for the development or purchase of components in our electric powertrain business. There are no assurances that we will be able to secure future business with Daimler or its affiliates as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a joint venture with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements and we may never do so. In October 2010, we and Toyota entered into an agreement to develop a validated electric powertrain for the Toyota RAV4, although we may not be able to enter into additional agreements with Toyota in the future.

A large amount of our Tesla Roadster sales revenue in 2009 was due to the fulfillment of orders from reservations taken in prior years.

As of September 30, 2010 we had sold approximately 1,350 Tesla Roadsters to customers, almost all of which were sold in the United States and Europe, of which a large number were reserved by customers in prior years. Of these Tesla Roadsters, we delivered and recognized revenue on 324 in the quarter ended September 30, 2009 as we made a significant effort to increase our production capacity in order to accelerate deliveries to customers. As a result, our revenues in the quarter ended September 30, 2009 were significantly higher than in prior quarters and in subsequent quarters since that time. We do not expect to have a significant wait list of orders for our Tesla Roadster in the future, and we may not be able to maintain or increase our vehicle sales revenue in future quarters. This may be the case even though we will make significant investments to expand our network of Tesla stores and sales personnel. Furthermore, potential customers may decide to defer purchasing the Tesla Roadster in anticipation of our planned next generation Tesla Roadster or Model S. All reservation payments for the Model S are fully refundable.

We have received only a limited number of current reservations for Tesla Roadsters and Model S sedans, all of which are subject to cancellation.

As of September 30, 2010, we had unfilled reservations for approximately 101 Tesla Roadsters and approximately 3,000 Model S sedans, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. Historically, all of our reservations have been refundable, subject to a cancellation fee and we have had a significant number of customers who submitted reservations for the Tesla Roadster or the Model S cancel those reservations. We recently changed our reservation policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification, whether such vehicle is for purchase or for lease. We will also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications.

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

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of high-performance electric vehicles and have targeted relatively affluent consumers. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend the Model S to appeal to the customers of premium vehicles, which is a much larger and different demographic from that of the Tesla Roadster. Successfully offering a vehicle in this vehicle class requires delivering a vehicle with a higher standard of fit and finish in the interior and exterior than currently exists in the Tesla Roadster, at a price that is competitive with other premium vehicles. We have not completed the design, component sourcing or manufacturing process for the Model S, so it is difficult to forecast its eventual cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a vehicle that is ultimately competitive in the premium vehicle market. In May 2010, we publicly announced our intent to develop a third generation electric vehicle which we expect to produce at our manufacturing facility in Fremont, California a few years after the introduction of the Model S. However, we have not yet finalized the design, engineering or component sourcing plans for this vehicle and there are no assurances that we will be able to bring this vehicle to market at a lower price point and in higher volumes than our planned Model S as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our production model for the non-powertrain portion of the Model S is unproven, still evolving and is very different from the non-powertrain portion of the production model for the Tesla Roadster.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell our planned Model S electric vehicle. To date our revenues have been principally derived from the sales of our Tesla Roadster. The Tesla Roadster has only been produced in low volume quantities and the body is assembled by Lotus Cars Limited, or Lotus, in the United Kingdom, with the final assembly by us at our facility in Menlo Park, California for sales destined in the United States. We plan to manufacture the Model S in higher volumes than our present production capabilities in our manufacturing facility in Fremont, California. As a result, the non-powertrain portion of the production model for the Model S will be substantially different and significantly more complex than the non-powertrain portion of the production model for the Tesla Roadster. In addition, we plan to introduce a number of new manufacturing technologies and techniques, such as a new painting process and aluminum spot welding systems, which have not been widely adopted in the automotive industry. Our Model S production model will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch or achieve full manufacturing capacity for the Model S, which could have a material adverse effect on our business, prospects, operating results and financial condition.

Our production model for the Model S is based on many key assumptions, which may turn out to be incorrect, including:

•

that we will be able to secure the funding necessary to build out and equip our manufacturing facility in Fremont, California in a timely manner, including meeting milestones and other conditions necessary to draw down funds under our loan facility with the DOE;

•	that we will able to develop and equip our manufacturing facility for the Model S in Fremont, California without exceeding our projected costs and on our projected timeline;

•	that the equipment which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances;

•

that our computer aided design process can reduce the product development time by accurately predicting the performance of our vehicle for passing relevant safety standards, including standards that can only be met through expensive crash testing;

•	that we will be able to comply with environmental and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

•

that we will be able to engage suppliers for the necessary components on terms and conditions acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities;

•	that we will be able to deliver final component designs to our suppliers in a timely manner;

•	that we will be able to attract, recruit, hire and train skilled employees, including employees on the production line, to operate our Model S manufacturing facility in Fremont, California;

•	that we will be able to maintain high quality controls as we transition to an in-house manufacturing process; and

•	that we will not experience any significant delays or disruptions in our supply chain.

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

We may experience significant delays in the design, manufacture, launch and financing of the Model S, including in the build out of our Model S manufacturing facility, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of the Model S, including in the build out of our Model S manufacturing facility in Fremont, California, could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster. We initially announced that we would begin delivering the Tesla Roadster in June 2007, but due to various design and production delays, we did not physically deliver our first Tesla Roadster until February 2008, and we only achieved higher production of this vehicle in the quarter ended December 31, 2008. These delays resulted in additional costs and adverse publicity for our business. We may experience similar delays in launching the Model S, and any such delays could be significant.

In addition, final designs for the Model S and plans for the build out of the manufacturing facility are still in process, and various aspects of the Model S component procurement and manufacturing plans have not yet been determined. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model S. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. In addition, we will also need to do extensive testing to ensure that the Model S is in compliance with applicable NHTSA safety regulations and EPA regulations prior to beginning mass production and delivery of the vehicles. Our plan to begin production of the Model S in mid-2012 is dependent upon the timely availability of funds, upon our finalizing the related design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline.

We completed the purchase of our manufacturing facility in Fremont, California in October 2010 and selected it in part because it was recently used for automobile manufacturing, was located within 20 miles of our Palo Alto engineering facility, and we believe its size may allow us to adapt our internal manufacturing plans quickly. We expect that all these factors will support the timely start of production for the Model S. However, because we have only recently acquired this facility and have not begun to implement our manufacturing plans, we may experience unexpected delays in completing the build out of this facility for the production of our planned Model S.

We intend to fund the build out of the manufacturing facility principally by using existing cash, cash from our IPO, cash from the recent private placements with Toyota and Panasonic and cash obtained through the DOE Loan Facility. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. These draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility. If we are unable to draw down the anticipated funds under the DOE Loan Facility on the timeline that we anticipate, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

We face significant barriers in our attempt to produce our Model S, and if we cannot successfully overcome those barriers our business will be negatively impacted.

We face significant barriers as we attempt to produce our first mass produced vehicle, our Model S. We currently have a drivable early prototype of the Model S, but do not have a full production intent prototype, a final design, a built-out manufacturing facility or a manufacturing process. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of only electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for fully electric vehicles. In addition, while we are designing the Model S to have the capability to rapidly swap out its battery pack, there are no specialized facilities today to perform such swapping. While we may offer this service in the future at our stores, no assurance can be provided that we will do so, or that any other third party will offer such services. We must successfully overcome these barriers as we move from producing the low volume Tesla Roadster to the Model S which we plan to produce at much higher volumes. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

Any changes to the Federal Trade Commission’s electric vehicle range testing procedure or the United States Environmental Protection Agency’s energy consumption regulations for electric vehicles could result in a reduction to the advertised range of our vehicles which could negatively impact our sales and harm our business.

The Federal Trade Commission, or FTC, requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers, or SAE, which further requires that we test using the United States Environmental Protection Agency’s, or EPA’s, combined city and highway testing cycles. The EPA recently announced that it would develop and establish new energy efficiency testing methodologies for electric vehicles. Based on initial indications from the EPA, we believe it is likely that the EPA will modify its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. However, there can be no assurance that the modified EPA testing cycles will not result in a greater reduction. To the extent that the FTC adopts these procedures in place of the current procedures from the SAE, this could impair our ability to advertise the Tesla Roadster as a vehicle that is capable of going in excess of 200 miles. Moreover, such changes could impair our ability to deliver the Model S with the initially advertised range, which could result in the cancellation of a number of the approximately 3,000 reservations that have been placed for the Model S as of September 30, 2010. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

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

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. As of September 30, 2010, no other mass produced performance highway capable electric vehicles were being sold in the United States or Europe. However, we expect competitors to enter these markets within the next several years with some entering as early as the end of 2010 and as they do so we expect that we will experience significant competition. With respect to our Tesla Roadster, we currently face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Porsche and Ferrari. In addition, upon the launch of our Model S sedan, we will face competition from existing and future automobile manufacturers in the extremely competitive luxury sedan market, including Audi, BMW, Lexus and Mercedes.

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

Moreover, it has been reported that Daimler, Lexus, Porsche, Audi, Renault, Mitsubishi, Volkswagen and Subaru are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

Over the last few years, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our Tesla Roadster. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during this recessionary period. Sales of high-end and luxury consumer products, such as our performance electric vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. Since inception through September 30, 2010, we had incurred net losses of approximately $363.6 million and had used approximately $296.3 million of cash in operations and while recognizing only approximately $207.2 million in revenue. As of September 30, 2010, we had $96.6 million in cash and cash equivalents, which excludes the $145.6 million in restricted cash we have set aside principally to fund the dedicated account under the provisions of our DOE Loan Facility and the purchase of the Fremont facility and related assets as of September 30, 2010, as well as the $30.0 million investment by Panasonic which was completed in November 2010. We expect that the proceeds from the $30.0 million investment by Panasonic and the DOE Loan Facility, together with our anticipated cash from operating activities and cash on hand, will be sufficient to fund our operations for the next 24 months. However, if there are delays in the launch of the Model S, if we are unable to draw down the anticipated funds under the DOE Loan Facility, or if the costs in building our Model S and powertrain manufacturing facilities exceed our expectations or if we incur any significant unplanned expenses, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, expand our network of Tesla stores and services centers, improve infrastructure and introduce new vehicles. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. For example, during the economic downturn of 2008, we had difficulty raising the necessary funding for our operations and, as a result, in the quarter ended December 31, 2008 we had to lay off approximately 60 employees and curtail our expansion plans. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. While we have performed extensive internal testing, we currently have a very limited frame of reference by which to evaluate the performance of our Tesla Roadster in the hands of our customers and currently have no frame of reference by which to evaluate the performance of our Tesla Roadster after several years of customer driving. We have no frame of reference by which to evaluate our Model S upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. We experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric Powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster “glider,” which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. Although the cost of the most recent recall was not material, we may experience additional recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our electric vehicles, including the Tesla Roadster and Model S, may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

We have very limited experience servicing our vehicles. As of September 30, 2010 we had sold only approximately 1,350 Tesla Roadsters to customers, primarily in the United States and Europe. We do not plan to begin production of any Model S vehicles until mid-2012 with higher volume production not occurring until 2013, and do not have any experience servicing these cars as they do not exist currently. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

We plan to service our performance electric vehicles through our company-owned Tesla stores and through our mobile service technicians known as the Tesla Rangers. As of September 30, 2010, we had opened 14 Tesla stores most of which are equipped to actively service our performance electric vehicles. However, eight stores have been open for less than one year, and to date we have only limited experience servicing our performance vehicles through our Tesla stores. We will need to open additional Tesla stores with service capabilities, as well as hire and train significant numbers of new employees to staff these centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for the Tesla Roadster, our powertrain component sales activities and the planned Model S. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model S and we intend to establish dual suppliers for several key components of the Model S, although we expect that a number of components for the Model S will be single sourced. We have in the past experienced source disruptions in our supply chains which have caused delays in our production process and we may experience additional delays in the future.

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

Our business is dependent on the continued supply of battery cells for our vehicles and for the battery pack we produce for other automobile manufacturers. While we believe several sources of the battery cell we have selected for the Tesla Roadster are available, we have fully qualified only one supplier for these cells. Any disruption is the supply of battery cells from such vendor could temporarily disrupt production of the Tesla Roadster and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Moreover, battery cell manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also already announced an estimated price for the base model of our planned Model S but do not anticipate announcing the final pricing of the other variants of the Model S until at least 2011. However, any attempts to increase the announced or expected prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. As of September 30, 2010 we had sold approximately 1,350 Tesla Roadsters to customers, almost all of which were sold in the United States and Europe, and had accepted reservations for approximately 3,000 Model S sedans. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, or if the final production version of the Model S is not sufficiently similar to the drivable design prototype, we may not be able to retain our current customers or attract new customers, and our business and prospects, operating results and financial condition would suffer as a result. In addition, because our performance electric vehicles to date have been sold largely through word of mouth marketing efforts, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers, and use more traditional advertising techniques. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date we have limited experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. For example, over half of our current sales team has less than one year of experience in marketing and selling our performance electric vehicles. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

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

To begin building a Tesla Roadster to a customer’s specifications, we require the customer to pay a nonrefundable deposit, which is applied towards the purchase price for our vehicles upon delivery of the vehicle. For vehicles purchased directly from our showrooms, no deposit is required. We also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer enters into a purchase agreement and selects the vehicle specifications. These reservation payments and deposits are used by us to fund, in part, our working capital requirements and help us to align production with demand. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial refundable reservation payment of at least $5,000. As of September 30, 2010, we had collected reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.4 million and reservation payments for Model S sedans in an aggregate amount of $25.5 million. At this time, we do not plan to hold reservation payments separately or in an escrow or trust fund or pay any interest on reservation payments except to the extent applicable state laws require us to do so. We generally use these funds for working capital and other general corporate purposes.

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

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. As of September 30, 2010, we had opened 14 Tesla stores in major metropolitan areas throughout the United States and Europe. We plan to open additional stores during 2010, with a goal of establishing approximately 50 stores globally within the next several years in connection with the planned Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles.

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

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota are currently the only customers of our electric powertrain business. In May 2009, we formalized a development agreement with Daimler as a result of which we performed specified research and development services. In addition, we have been selected by Daimler to supply it with up to 1,000 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. Daimler has notified us that it intends to increase its purchase commitment by 50% to 1,500 battery packs and chargers. We began shipping the first of these battery packs and chargers in November 2009 and started to recognize revenue for these sales in the quarter ended December 31, 2009. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011 and we entered into a formal agreement for this arrangement in May 2010. There is no guarantee that we will be able to secure future business with Daimler or its affiliates as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a joint venture with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. If Daimler goes through with its production plans with Evonik, we are likely to lose the sole customer in our powertrain business. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements and we may never do so. In October 2010, Tesla and Toyota entered into an agreement to develop a validated electric powertrain for the Toyota RAV4. However, we may not be able to enter into additional agreements with Toyota in the future. We have also announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. Other than our agreements with Daimler and Toyota, we have no significant development or sales agreements in place to drive our electric powertrain revenues. Even if we do develop such relationships, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

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

In October 2010, Tesla and Toyota entered into an agreement to develop a validated electric powertrain for the Toyota RAV4. We have also previously announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. However, we have not entered into any agreements with Toyota for any such assistance or for any commercial supply, and we may never do so. There are no assurances we will be able to enter into any further agreements with Toyota for a long-term supply of electric powertrains for the Toyota RAV4, or any other vehicles.

We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Strategic business relationships will be an important factor in the growth and success of our business. For example, our strategic relationship with Daimler has provided us with various benefits and we have recently entered into an agreement to develop a validated electric powertrain for the Toyota RAV4 with Toyota. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Our strategic relationship with Daimler involved Blackstar, an affiliate of Daimler, making a significant equity investment in us as well as a representative from Daimler, Dr. Herbert Kohler, joining our Board. In addition, Toyota made a significant equity investment in us concurrent with the closing of our IPO in July 2010. We may not be able to offer similar benefits to other companies that we would like to establish and maintain strategic relationships with which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

If we fail to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations significantly, increasing our total number of employees from 268 as of December 31, 2007 to 767 as of September 30, 2010 and further significant expansion will be required, especially in connection with the planned establishment of our Model S production facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect, Chairman of our Board of Directors and largest stockholder. While Mr. Musk has historically provided a significant amount of the funds required for our operations, we have not received any funding from Mr. Musk since March 2009 and are no longer dependent on the financial resources of Mr. Musk to fund our expected growth given the funds available under DOE Loan Facility and the proceeds of our IPO and the concurrent private placement with Toyota. We do not believe that Mr. Musk’s personal financial situation has any impact on us. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies, a developer and manufacturer of space launch vehicles, and Chairman of SolarCity, a solar equipment installation company.

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

Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether this integration will be successful. We have recently experienced significant changes in our management team and expect to continue to experience significant growth in our management team. Our senior management team has only limited experience working together as a group. Specifically, four of the six members of our senior management team have joined us within the last two years. For example, Gilbert Passin, our Vice President of Manufacturing, joined us in January 2010, George Blankenship, our Vice President of Sales and Customer Experience, joined us in July 2010, and Eric Whitaker, our General Counsel, joined us in October 2010. This lack of long-term experience working together may impact the team’s ability to collectively quickly and efficiently respond to problems and effectively manage our business. Although we are taking steps to add senior management personnel that have significant automotive experience, many of the members of our current senior management team have limited or no prior experience in the automobile or electric vehicle industries.

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

Our DOE Loan Facility conditions the availability of the full amount of the loans on meeting certain environmental requirements relating to the sites on which our Model S manufacturing facility and our electric powertrain facility are located, including receiving a satisfactory Phase I environmental site assessment, and if required by DOE, a Phase II environmental site assessment, and satisfaction of any additional environmental requirements, including NEPA and CEQA. With respect to our manufacturing facility in Fremont, or the Fremont Site, and our electric powertrain facility located in Palo Alto, we have obtained from the DOE a categorical exclusion from NEPA.

NUMMI has identified environmental conditions at the Fremont Site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues at the Fremont Site, we have not yet performed an in-depth environmental assessment on this facility, and we cannot determine the potential costs to remediate any pre-existing contamination with any certainty at this time, and we may be exposed to material liability as a result of the existence of any environmental contamination at the Fremont Site.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. As we expand our business to include full in-house manufacturing of our vehicles, as is planned for the Model S, there can be no assurances that our employees will not join or form a labor union or that we will not be required to become a union signatory. We recently purchased an existing automobile production facility in Fremont, California from NUMMI. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We have publicly stated that we are neutral as to the formation of a union at this facility. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. For example, certain employees at the sea freight companies through which we ship our Tesla Roadster gliders to the United States after assembly in England may be represented by unions, as may be employees at certain of our suppliers. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition.

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

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. The cost of fixing this most recent recall is not material. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or electric powertrain components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Since we began initiating sales of our vehicles, we have increased our warranty reserves based on our actual warranty claim experience over the past 12 months and we may be required to undertake further such increases in the future. As of September 30, 2010, we had warranty reserves of $5.2 million. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our existing warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

We currently sell and market our vehicles in the European Union under the Tesla trademark. We have three trademark applications in the European Union for the Tesla trademark. These are subject to outstanding opposition proceedings brought by two prior owners of trademarks consisting of the word Tesla; however, on October 6, 2010, we entered into a settlement agreement with one of the two opposing parties. Pursuant to that settlement, the opposition proceedings against Tesla brought by that party will be withdrawn prior to December 6, 2010. If we cannot resolve the remaining oppositions and thereby secure registered rights in the European Union, this will reduce our ability to challenge third party users of the Tesla trademark and dilute the value of the mark as our exclusive brand name in the European Union. In addition, there is a risk that the remaining prior rights owner could in the future take action to challenge our use of the Tesla mark in the European Union. This would have a severe impact on our position in the European Union and may inhibit our ability to use the Tesla mark in the European Union. If we were prevented from using the Tesla trademark in the European Union, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

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

Upon completion of our IPO and the investment by Toyota, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 56.0% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 28.5% of our outstanding shares of common stock immediately after the completion of our IPO and the investment by Toyota. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on effectiveness of our internal controls over financial reporting.

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

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17 per share at the IPO, our common stock has experienced an intra-day trading high of $30.42 per share and a low of $14.98 per share through October 31, 2010.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following our IPO. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A substantial majority of our total outstanding shares are currently restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. As of September 30, 2010, we had 93,253,398 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the closing of our IPO, which is December 27, 2010, subject to certain potential extensions.

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

On November 2, 2010, we sold 1,418,573 shares of our common stock to an entity affiliated with Panasonic Corporation at a price of $21.148 per share, for aggregate proceeds of $30.0 million.

The shares described above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds

Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the Securities and Exchange Commission on June 28, 2010, which registered an aggregate of 15,295,000 shares of our common stock, including 1,995,000 shares that the underwriters had the option to purchase. On July 2, 2010, 11,880,600 shares of common stock were sold on our behalf and 3,414,400 shares of common stock were sold on behalf of the selling stockholders, including 1,995,000 shares sold by the selling stockholders upon exercise in full of the underwriters’ option to purchase additional shares, at an IPO price of $17.00 per share, for an aggregate gross offering price of $201,970,200 to us, and $58,044,800 to the selling stockholders. The underwriters of the offering were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $13.1 million in connection with the offering. In addition, we incurred additional costs of approximately $4.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $17.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $184.4 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.

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

Tesla Motors, Inc.

Date: November 12, 2010	/S/ DEEPAK AHUJA
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333- 164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333- 164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2C	June 15, 2010

4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333- 164593	4.3	May 27, 2010

4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333- 164593	4.3A	May 27, 2010

4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333- 164593	4.4	May 27, 2010

4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333- 164593	4.5	May 27, 2010

4.6	Form of Warrant to Purchase Shares of Common Stock dated as of May 20, 2010	S-1/A	333- 164593	4.6	May 27, 2010

4.7	Common Stock Purchase Agreement, dated as of May 20, 2010, between the Registrant and Toyota Motor Corporation	S-1/A	333- 164593	4.7	May 27, 2010

10.1	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010	—	—	—	—	X

10.2	Addendum No. 1 to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010	—	—	—	—	X

10.3	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010	—	—	—	—	X

10.4	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010	—	—	—	—	X

10.5	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010	—	—	—	—	X

10.6	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010	—	—	—	—	X

10.7	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010	—	—	—	—	X

10.8†	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

*	Furnished herewith
†	Tesla Motors, Inc. has requested confidential treatment with respect to certain portions of this exhibit, which have been separately filed with the Securities and Exchange Commission.