Form 10-K
period 2010-12-31
TESLA MOTORS INC
filed 2011-03-03
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-34756

Tesla Motors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2197729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Deer Creek Road Palo Alto, California	94304
(Address of principal executive offices)	(Zip Code)

(650) 681-5000

(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2010, the last day of registrant’s most recently completed second fiscal quarter, was $2,227,597,326 (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2010). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2011, there were 95,335,371 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network and have operationally structured our business in a manner that we believe will enable us to rapidly develop and launch advanced electric vehicles and technologies. We believe our vehicles, electric vehicle engineering expertise, and operational structure differentiates us from incumbent automobile manufacturers.

We are the first company to commercially produce a federally-compliant electric vehicle, the Tesla Roadster, which achieves a market-leading range on a single charge combined with attractive design, driving performance and zero tailpipe emissions. Our Tesla Roadster offers impressive acceleration and performance without producing any tailpipe emissions. The Tesla Roadster’s proprietary electric vehicle powertrain system is the foundation of our business and, with design enhancements, will also form the basis for our Model S sedan which is currently scheduled to begin production in mid-2012. In addition, we provide services for the development of electric powertrain components and sell electric powertrain components to other automotive manufacturers as evidenced by our development services and sales of battery packs and chargers to Daimler AG (Daimler) for its Smart fortwo and A-Class electric vehicles, and our agreement to produce a validated electric powertrain system for Toyota Motor Corporation (Toyota) for use in its RAV4 EV.

The commercial production of a highway capable, fully electric vehicle that meets consumers’ range and performance expectations required substantial design, engineering, and integration work on almost every system of our Tesla Roadster. Our roots in Silicon Valley have enabled us to recruit engineers with strong skills in electrical engineering, power electronics and software engineering. We have complemented this talent base with automotive engineers with substantial expertise in vehicle engineering and manufacturing. Our ability to combine expertise in electric powertrain and vehicle engineering provides a broad capability in electric vehicle design and systems integration. We believe these capabilities, coupled with our focus solely on electric vehicle technology, will enable us to sustain the electric vehicle industry leadership we created through the production of the Tesla Roadster.

We sell and service our Tesla Roadster though our company-owned sales and service network. Our intent is to offer a compelling customer experience while achieving operating efficiencies, better control costs of inventory, manage warranty service and pricing, maintain and strengthen the Tesla brand, and obtain rapid customer feedback. Our Tesla stores do not carry large vehicle inventories and, as a result, do not require corresponding large floor spaces. We believe the benefits we receive from distribution ownership, combined with our product design based on modularity and common platforms, will enable us to improve the speed of product development and improve the capital efficiency of our business. We believe that this approach provides us with a competitive advantage as compared to incumbent automobile manufacturers.

Our first vehicle, the Tesla Roadster, can accelerate from zero to 60 miles per hour in 3.9 seconds and has a maximum speed of approximately 120 miles per hour. The Roadster Sport version can accelerate from zero to 60 miles per hour in 3.7 seconds. The Tesla Roadster has a range of 245 miles on a single charge, as determined using the United States Environmental Protection Agency’s (EPA’s), combined two-cycle city/highway test. Recently, the EPA announced its intention to develop and establish new energy efficiency testing methodologies for electric vehicles, which we believe could result in a significant decrease to the advertised ranges of all electric vehicles, including ours. The Tesla Roadster has a range that is almost double that of any other commercially released electric vehicle and reportedly set a new world distance record of 313 miles on a single charge for a production electric car in a rally across Australia as part of the 2009 Global Green Challenge. The current effective price of the base configuration of the Tesla Roadster is $101,500 in the United States, assuming and after giving effect to the continuation of a currently available United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. The Tesla Roadster is currently in production, and as of December 31, 2010, we had delivered over 1,500 Tesla Roadsters to customers in 31 countries, almost all of which were sold in

North America and Europe. To date, our customers have driven the Tesla Roadster for an estimated aggregate of over 9.0 million miles. We have developed extensive software systems to manage the overall efficiency, safety and controls within our vehicles. Additionally, we have met battery shipping and testing protocols of the United Nations, United States Department of Transportation and other government agencies, allowing us to ship the Tesla Roadster to a number of countries throughout the world.

We announced our second electric vehicle, the Model S, with the public exhibition of a drivable early prototype in March 2009. We currently plan to begin production of the Model S in mid-2012. We are designing the Model S to be a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. As a fully electric vehicle, the Model S will produce zero tailpipe emissions while accelerating from zero to 60 miles per hour in a targeted time of under 6 seconds. We currently anticipate that the base Model S will have an effective price of $49,900 in the United States with the standard 160 mile battery pack, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Even without the tax credit, we believe the base list price will be competitive from a pricing perspective with other premium vehicles. We are designing the Model S to offer a variety of range options from 160 miles to 300 miles on a single charge, as projected using the EPA’s combined two-cycle city/highway test. The EPA has announced its intention to develop and establish new energy efficiency testing methodologies for electric vehicles, which we believe could result in a significant decrease to the advertised ranges of all electric vehicles, including ours.

We anticipate that the initial units of the Model S will be introduced with a Signature Series which will include certain colors and options, some of which may not be available in the general production of the Model S. We also plan to offer the capability to fast charge in as little as 45 minutes at commercial charging stations that we anticipate may be available in the future and the ability to rapidly swap out its battery pack at a specialized commercial battery exchange facility to complement its range capabilities. We believe that the Model S will demonstrate our ability to produce increasingly affordable electric vehicles that offer long-range capabilities and uncompromised performance, energy efficiency, convenience and design.

We are designing the Model S for a significantly broader customer base than the Tesla Roadster. Accordingly, we currently intend to target an annual production rate of up to approximately 20,000 cars per year from our planned manufacturing facility in Fremont, California. The drivable early prototype of the Model S was exhibited to the public in March 2009 and the first alpha prototype was driving before the end of 2010. As of December 31, 2010, we had received approximately 3,400 customer reservations with a minimum refundable payment of $5,000.

We intend to develop a substantially integrated electric vehicle manufacturing facility in Fremont, California for the manufacture of the Model S and its components. In October 2010, we completed the purchase of this facility from New United Motor Manufacturing, Inc. (NUMMI). We intend to use the facility for the production of our planned Model S vehicle and to build our future electric vehicles. We have entered into a loan agreement with the United States Federal Financing Bank and United States Department of Energy (DOE Loan Facility), to arrange loans for up to $465.0 million loan, $363.9 million of which is intended for the continued development of the Model S and the build out of our Fremont facility.

The electric powertrain we developed for the Tesla Roadster has provided the foundational technology for our planned Model S, our future vehicles and for electric powertrain components that we have begun selling to Daimler and its affiliates and that we intend to sell to Toyota. Our electric powertrain consists of only four physical components: our modular battery pack, our power electronics module, gearbox and our motor. This component design contains far fewer moving parts than a gasoline powertrain. These features enable us to adapt it for a variety of vehicle applications. The Tesla Roadster electric powertrain will be the basis of the Model S powertrain, with design enhancements. Similarly, using the existing Tesla Roadster battery pack, we have worked with Daimler since June 2008 to develop a battery pack and charging system for an initial trial of the Smart fortwo electric drive vehicle pilot program in at least five European cities. We have expanded this business by developing and selling additional powertrain components to Daimler and Toyota, and have secured $101.2 million of an aggregate $465.0 million from our DOE Loan Facility to fund the infrastructure for these powertrain activities. We believe that our efforts in our powertrain development will enable us to advance our technology and rapidly and cost effectively develop vehicles.

Our battery pack and electric powertrain system has enabled us to deliver market-leading range capability on the Tesla Roadster at what we believe is a compelling battery cost per kilowatt-hour. The battery pack of the Tesla Roadster uses commercially available lithium-ion battery cells and contains 53 kilowatt-hours of usable energy, almost double the energy of any other commercially available electric vehicle battery pack, thereby significantly increasing its range capability. Designing an electric powertrain and a vehicle to exploit its energy efficiency has required extensive safety testing and innovation in battery packs, motors, powertrain systems and vehicle engineering. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. These technology innovations have resulted in an extensive intellectual property portfolio—as of February 3, 2011, we had 35 issued patents and approximately 280 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas.

We are designing our vehicles to enable the cost effective development of our future vehicles. First, our battery pack is based on commodity battery cells placed in modules that we believe will form the basis of later generations of our battery packs, such as those we are developing for the Model S. Second, we use upgradeable software extensively for managing vehicle performance and the driver experience. Finally, we are designing a common platform architecture for the Model S, which compactly positions the battery pack, motor and other elements of our powertrain within the frame of the vehicle. We believe this architecture will form the basis of several future vehicles, including our planned Model X crossover vehicle, and enable us to efficiently and cost effectively launch these new vehicle models in the future.

Our design and vehicle engineering capabilities, combined with the technical advancements of our powertrain system, have enabled us to design and develop zero tailpipe emission vehicles that we believe overcome the design, styling, and performance issues that we believe have historically limited broad consumer adoption of electric vehicles. As a result, we believe our Tesla Roadster customers enjoy, and Model S customers will enjoy, several benefits, including:

•

Long Range and Recharging Flexibility. The range of the Tesla Roadster is almost double the range of any other commercially available electric vehicle. We are designing the Model S to offer an even greater range option. In addition, the Tesla Roadster incorporates our proprietary on-board charging system, permitting recharging from almost any available electrical outlet, and we are designing the Model S to offer fast charging capability from higher power electrical outlets. We believe the long-range and charging flexibility of our vehicles will help reduce consumer anxiety over range, alleviate the need for expensive, large-scale charging infrastructure, and differentiate our vehicles as compared to our competitors’ currently announced electric vehicle product offerings.

•

Energy Efficiency and Cost of Ownership. We believe our Tesla Roadster offers and our planned Model S will offer consumers an attractive cost of ownership when compared to similar internal combustion engine or hybrid electric vehicles. Using only a single electric powertrain enables us to create a lighter, more energy efficient vehicle that is mechanically simpler than currently available hybrid or internal combustion engine vehicles. For example, assuming a 245 mile range of the Tesla Roadster, an average electricity cost of 11.7 cents per kilowatt-hour and an average gasoline price of $2.86 per gallon, which were the average residential electricity cost and the gasoline price in the United States for November 2010 as reported by the U.S. Energy Information Administration of the U.S. Department of Energy, the cost per mile to fuel the Tesla Roadster is approximately 70% less than the cost to fuel the 2009 Porsche 911 Carrera, which has an EPA mileage rating of 18 miles per gallon city and 25 miles per gallon highway. Furthermore, we expect our electric vehicles will have lower relative maintenance costs than hybrid, plug-in hybrid, or internal combustion engine vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves. Additionally, government incentives that are currently available can reduce the cost of ownership even further.

•

High-Performance Without Compromised Design or Functionality. We believe we have been able to successfully overcome the design and performance tradeoff issues that encumbered most early electric vehicle designs. We believe the Tesla Roadster delivers an unparalleled driving experience with instantaneous and sustained acceleration through an extended range of speed. In addition, our planned Model S is being designed to seat five adults, provide best in class storage in the trunk and hood while offering design and performance comparable to, or better than, other premium sedans.

Our Vehicles and Products

We currently design, manufacture and sell the Tesla Roadster, our first production vehicle. We are designing our second vehicle, the Model S, and currently plan to begin production of the Model S in mid-2012. We intend to design the Model S with an adaptable platform architecture and common electric powertrain so that we can use the platform of the Model S to create future electric vehicles targeting additional segments of the passenger vehicle market.

The Tesla Roadster

Our first vehicle, the Tesla Roadster, is the first high-performance electric sports car and the only highway-capable electric vehicle available in the United States today. The two-seat, convertible Tesla Roadster has a combination of range, style, performance and energy efficiency that we believe is unmatched in the market today. As of December 31, 2010, we had delivered over 1,500 Tesla Roadsters to customers in 31 countries, almost all of which were sold to customers in North America and Europe. To date, our customers have driven the Tesla Roadster for an estimated aggregate of over 9.0 million miles. The Tesla Roadster complies with, or is exempt from, all applicable vehicle safety standards in the United States, the European Union as well as select other countries. Additionally, we have met battery shipping and testing protocols of the United Nations, United States Department of Transportation and other government agencies, allowing us to ship the Tesla Roadster to a number of countries throughout the world.

The current effective price of the base configuration of the Tesla Roadster is $101,500 in the United States, assuming and after giving effect to the continuation of a currently available United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. The Tesla Roadster offers performance characteristics that we believe are among the best in the industry. It can accelerate from zero to 60 miles per hour in 3.9 seconds and has a maximum speed of approximately 120 miles per hour. We believe the Tesla Roadster’s lightweight and proprietary electric powertrain provides significant performance advantages over traditional internal combustion engine-powered sports cars. Specifically, the electric powertrain that delivers peak torque (in excess of 200 foot pounds) at extremely low revolutions per minute, or rpm, and remains near peak through 7,000 rpm of the 13,000 rpm range enables the Tesla Roadster to achieve its high levels of acceleration. With such a long and flat torque curve, we believe the Tesla Roadster delivers a compelling driving experience with instantaneous and sustained acceleration through an extended range of speed.

The Tesla Roadster combines this performance with high-energy efficiency. The Tesla Roadster has a battery pack capable of storing approximately 53 kilowatt-hours of usable energy, almost double the energy of any other commercially available electric vehicle battery pack and has a range of 245 miles on a single charge, as determined using the United States EPA’s, combined two-cycle city/highway test. Recently, the EPA announced its intention to introduce and establish new energy efficiency testing methodologies for electric vehicles, which we believe could result in a significant decrease to the advertised ranges of all electric vehicles, including ours. The Tesla Roadster reportedly set a new world distance record of 313 miles on a single charge for a production electric car in a rally across Australia as part of the 2009 Global Green Challenge. Assuming a 245 mile range of the Tesla Roadster and an electricity cost of 11.7 cents per kilowatt-hour, which was the average residential electricity cost in the United States for November 2010, the energy cost of powering the Tesla Roadster is approximately 3.1 cents per mile. In comparison, assuming an average gasoline price of $2.86 per gallon, the average gasoline price in the United States for November 2010, the 2010 Toyota Prius has a fuel cost of approximately 5.7 cents per mile and the 2009 Porsche 911 Carrera has a fuel cost of approximately 13.2 cents per mile. We believe these energy cost differences would be greater in Europe where gasoline prices can be almost three times higher than in the United States.

The cumulative capital expenditures and research and development costs for the Tesla Roadster from our inception to the date we delivered our first Tesla Roadster equaled approximately $125 million.

We have continued to rapidly develop the Tesla Roadster since its introduction. In June 2009, nine months after its commercial introduction, we launched the 2010 Tesla Roadster, known as the Tesla Roadster 2, as well as a high-performance variant, the Tesla Roadster Sport. As compared to the original Tesla Roadster, the Tesla Roadster 2 delivered a higher quality interior, a new push-button gear selector, improved heating and cooling performance, a more powerful electric powertrain and improved noise reduction. New optional features were also added including clear coat carbon fiber trim for the exterior and interior, an adjustable suspension and improved vehicle data connectivity via a GSM module. In addition to making these enhancements, we simultaneously reduced our manufacturing costs significantly by making a number of modifications, including redesigning our power electronics module and switching to certain commodity components in our manufacturing process. The Tesla Roadster Sport offers a higher performance powertrain which improves acceleration from 0 to 60 miles per hour from 3.9 seconds to 3.7 seconds, adjustable suspension and performance tires and forged wheels, all without compromising the efficiency of the Tesla Roadster electric powertrain. The current effective price of the base configuration of the Tesla Roadster Sport is $121,000 in the United States, assuming and after giving effect to the continuation of a currently available United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. We delivered our first right-hand drive model of the Tesla Roadster in January 2010 and have since delivered right-hand drive Roadsters into key markets such as United Kingdom, Japan, Hong Kong, and Australia. In July 2010, a year after the launch of Roadster 2, we released the Roadster 2.5. As compared to the Roadster 2, the Roadster 2.5 received an upgraded front fascia and front chin spoiler, improved electronics package and double DIN display, redesigned rear diffuser and improved noise reduction.

The performance and safety systems of the Tesla Roadster and its battery required the development of sophisticated control software. For example, we have implemented several algorithms in our vehicle control software to reduce the likelihood of unintended acceleration of our vehicles in the event of either a mechanical or electronic malfunction. We stop the flow of electricity to our motor when either the car is placed in neutral or the key is rotated from the “on” position. We also stop the flow of electricity to the motor during normal vehicle operation when the brake pedal is depressed for more than two seconds after the accelerator has been depressed. Finally, we have a dedicated processor that monitors the ratio of accelerator position and torque delivered to our motor and will stop the flow of electricity to our motor if the ratio diverges from set parameters.

The Tesla Model S

Our planned second vehicle, the Model S, is currently expected to begin production in mid-2012. We intend to leverage technologies within the electric powertrain of the Tesla Roadster to create a four-door, five adult passenger sedan that produces zero tailpipe emissions while accelerating from zero to 60 miles per hour in a targeted time of under 6 seconds. The drivable early prototype of the Model S was exhibited to the public in March 2009 and as of December 31, 2010, we had received approximately 3,400 customer reservations with a minimum refundable payment of $5,000. We intend to make the Model S available with three range variants—160 miles, 230 miles, and 300 miles, on a single charge, as projected using the EPA’s combined city/highway test cycles—to allow customers to purchase an electric vehicle that best matches their personal driving needs. We anticipate that the initial units of the Model S will be introduced with a Signature Series which will include certain colors and options, some of which may not be available in the general production of the Model S. We are designing the Model S to include a third row with two rear-facing child seats, subject to applicable safety regulations and requirements, allowing us to offer a seven passenger sedan. The EPA has announced its intention to develop and establish new energy efficiency testing methodologies for electric vehicles, which we believe could result in a significant decrease to the advertised ranges of all electric vehicles, including ours.

To complement its range capabilities, we also plan to offer the Model S with a package of recharging options, including the capability to fast charge in as little as 45 minutes at commercial direct current charging stations that we anticipate may be available in the future. This feature would offer consumers a rapid and convenient way to recharge their vehicles. In addition, we are designing the Model S to incorporate a modular battery pack in the floor of the vehicle, enabling it to be rapidly swapped out at a specialized commercial battery exchange facility. We are designing the Model S to offer a compelling combination of functionality, convenience and styling without compromising performance and energy efficiency. With the battery pack in the floor of the vehicle and the motor and gearbox in line with the rear axle, we are designing the Model S to provide best in class storage space of approximately 29 cubic feet, including storage under both the tailgate and the hood. By way of comparison, this storage space exceeds the approximately 14 cubic feet of storage available in the 2009 BMW 5 Series sedan and the approximately 21 cubic feet of storage available in the 2009 Lincoln Town Car. We are also planning to equip the Model S with premium luxury features, including a 17” touch screen driver interface, advanced wireless connectivity, such as 3G connectivity, and driver customization of the infotainment and climate control systems of the vehicle. We are designing the Model S with the intent to achieve a five star safety rating. We believe the intended combination of performance, styling, convenience and energy efficiency of the Model S will help position it as a compelling alternative to other vehicles in the luxury and performance segments.

We currently anticipate that the base Model S will have an effective price of $49,900 in the United States with a standard 160 mile range battery pack, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Even without the tax credit, we believe the base list price will be competitive with other premium vehicles. We have not finalized pricing for the 230 or 300 mile range variants of the Model S.

We are designing the Model S to provide a lower cost of ownership as compared to other vehicles in its class. We consider the purchase price, cost of fuel and the cost of maintenance over a six year ownership period in this calculation. We assume comparable residual values, warranties, insurance costs and promotions and assume that currently available consumer incentives are still available at the time of a Model S purchase. In addition to the competitive pricing of the Model S relative to other premium vehicles, we estimate that customers of electric vehicles will enjoy lower fuel costs. For example, assuming an average of 12,000 miles driven per year, an average electricity cost of 11.7 cents per kilowatt-hour and an average gasoline price of $2.86 per gallon over the full ownership of the vehicle which were the average electricity cost and gasoline price in the United States, respectively, for November 2010, and based on our estimate of the energy efficiency of the Model S, we estimate that our planned Model S could have approximately $1,400 per year less in fuel costs than a comparable premium internal combustion engine sedan. Furthermore, we expect the planned Model S will have lower maintenance costs than comparable premium internal combustion engine sedans due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves.

Future Vehicle Roadmap Based on Model S Platform

We intend to design the Model S with an adaptable platform architecture and common electric powertrain so that we can use the platform of the Model S to create future electric vehicle models, such as a crossover/sport utility vehicle, a van or a cabriolet. In particular, by designing our electric powertrain within the chassis to accommodate different vehicle body styles, we believe that we can save significant time in future vehicle development. In addition, we believe our strategy of using commercially available battery cells will enable us to leverage improvements in cell chemistries and rapidly introduce models of our Tesla Roadster and planned vehicles with different range options. Our design of the Model S, however, is not complete and we may make changes to the design of the Model S, including changes that may make it more difficult to use the Model S platform for future vehicles.

In 2011, we publicly announced the Tesla Model X as the first vehicle we intend to develop by leveraging the Model S platform. We are designing the Model X as a crossover vehicle. We intend to develop a prototype of the Model X by the end of 2011.

We have also publicly announced our intent to develop a third generation electric vehicle to be produced at our planned manufacturing facility in Fremont, California. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our planned Model S. We expect that this vehicle will be produced a few years after the introduction of the Model X.

Powertrain Development and Sales

In addition to our own vehicles, we also design, develop, manufacture and sell advanced electric vehicle powertrain components.

In May 2009, we entered into a development agreement with Daimler under which we performed specified research and development services for the development of a battery pack and charger for Daimler’s Smart fortwo electric drive. All development work related to the development agreement had been completed as of December 31, 2009. We have been selected by Daimler to supply it with up to 1,800 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. We began shipping the first of these battery packs and chargers in November 2009 and started to recognize revenue for these sales in the fourth quarter of 2009.

In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. A formal agreement for this arrangement was entered into with Daimler in May 2010. In October 2010, we completed the development of the A-Class battery pack and charger and began shipping production components for a demonstration fleet in February 2011.

In the first quarter of 2010, we completed the development and sale of modular battery packs for electric delivery vans for Freightliner Custom Chassis Corporation (Freightliner), an affiliate of Daimler. Freightliner plans to use these electric vans in a limited number of customer trials.

In May 2010, we and Toyota announced our intention to cooperate on the development of electric vehicles, and for us to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. In July 2010, we entered into an early phase agreement to develop an electric powertrain for the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes would be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We began developing and delivering prototypes to Toyota for evaluation in September 2010.

In connection with the Toyota RAV4 program, in October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to our agreements, Toyota will pay us up to $69 million for the anticipated development services to be provided by us over the expected term of our performance.

We are continuing to develop our electric powertrain component and systems business and have secured a $101.2 million loan under our DOE Loan Facility for the expansion of our engineering and production capability for these activities in our Palo Alto facility. This facility, which also serves as our corporate headquarters, also houses our research and development services, including cell and component testing and prototyping, as well as manufacturing of powertrain components for sales to third parties. We also produce the battery pack, gearbox and the motor for the Tesla Roadster at this facility so that we can efficiently share further powertrain innovations among the components for our vehicles as well as those of our customers.

Technology

We believe the core competencies of our company are powertrain and vehicle engineering. Our core intellectual property is contained within our electric powertrain. This powertrain is fundamentally composed of five major elements: a modular battery pack, a power electronics module, a motor, a gearbox and the control software which enables the components to operate as a system. We designed each of these major elements for our Tesla Roadster and plan to use much of this technology in the Model S and our future electric vehicles. Our powertrain and battery pack have a modular design, enabling future generations of electric vehicles to incorporate a significant amount of this technology. Further, our powertrain is very compact and contains far fewer moving parts than the internal combustion powertrain. These features enable us to adapt it for a variety of applications, including our future vehicles and any powertrain components we build for other manufacturers.

From time to time, we intend to enter into development arrangements with other automobile manufacturers for electric powertrain development activities. From inception through December 31, 2009, our powertrain development activities were exclusively pursuant to a development arrangement entered into in 2008, which was formalized pursuant to an agreement entered into in May 2009 with Daimler, related to the development of a battery pack and charger for Daimler’s Smart fortwo electric drive. All amounts received under this development agreement were recognized as an offset to research and development expenses in the consolidated statement of operations. During the year ended December 31, 2009, our research and development expenses were $19.3 million after such offsets. As of December 31, 2009 all development work related to the development agreement had been completed and we had recognized the full $23.2 million under the development agreement. During the years ended December 31, 2010 and 2008, research and development expenses were $93.0 million and $53.7 million, respectively.

As of December 31, 2010, we had 212 employees in our powertrain research and development department.

Battery Pack

We have designed our battery packs to have a life of over 100,000 miles or seven years. In addition, we have designed battery packs to be modular so that we can leverage technology developments across our different vehicles and products. For example, the Tesla Roadster battery pack contains 6,831 lithium-ion cells, each similar to the 6 to 12 cells (made by third party lithium-ion cell providers) found in many standard laptop computers. The battery pack contains 53 kilowatt-hours of usable energy, almost double the energy of any other commercially available electric vehicle battery pack, thereby significantly increasing vehicle range capability. Designing an electric powertrain and a vehicle to exploit its energy efficiency has required extensive safety testing and innovation in battery packs, motors, powertrain systems and vehicle engineering. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, robotic manufacturing processes, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. We have significant experience and expertise in the safety and management systems needed to work with lithium-ion cells in the demanding automotive environment. We believe these advancements have enabled us to produce a battery pack at a low cost per kilowatt-hour. To date, our customers have driven the Tesla Roadster for an estimated aggregate of over 9.0 million miles.

We believe one of our core competencies is the design of our complete battery pack system. We have designed our battery pack system to permit flexibility with respect to battery cell chemistry, form factor and vendor that we adopt for battery cell supply. In so doing, we believe that we can leverage the substantial battery cell investments and advancements being made globally by battery cell manufacturers to continue to improve the cost per kilowatt-hour of our battery pack. We maintain an internal battery cell testing lab and an extensive performance database of the many available lithium-ion cell vendors and chemistry types. We intend to incorporate the battery cells that provide the best value and performance possible into our battery packs, and we expect this to continue over time as battery cells continue to improve in energy storage capacity, longevity, power delivery and cost. We believe this flexibility will enable us to continue to evaluate new battery cells as they become commercially viable, and thereby optimize battery pack system performance and cost for our current and future vehicles. We believe our ability to change battery cell chemistries and vendors while retaining our existing investments in software, electronics, testing and vehicle packaging, will enable us to quickly deploy various battery cells into our products and leverage the latest advancements in battery cell technology.

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. For example, a customer’s use of their Tesla vehicle as well as the frequency with which they charge the battery of their Tesla vehicle can result in additional deterioration of the battery’s ability to hold a charge. We currently expect that the Tesla Roadster battery pack will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range. In addition, based on internal testing, we estimate that our Tesla Roadster would have a 5-10% reduction in range when operated in -20°C temperatures.

To date, we have tested hundreds of battery cells of different chemistries, form factors and designs. Based on this evaluation, we are presently using lithium-ion battery cells based on the 18650 form factor in all of our battery packs. These battery cells are commercially available in large quantities. We currently intend to use the same battery cell form factor in the Model S.

Power Electronics

The power electronics in Tesla’s electric powertrains govern the flow of electrical current throughout the car, primarily the current that flows into and out of the battery pack. The power electronics has two primary functions, the control of torque generation in the motor while driving and the control of energy delivery back into the battery pack while charging.

The first function is accomplished through the drive inverter, which converts direct current (DC) from the battery pack into alternating current (AC) to drive our three-phase induction motors. The drive inverter also converts the AC generated by regenerative braking back into DC for electrical storage in the battery pack. The drive inverter performs this function by using a high-performance digital signal processor which runs some of the most complicated and detailed software in the vehicle. In so doing, the drive inverter is directly responsible for the performance, high efficiency and overall driving experience of the vehicle. For example, the power electronics in the 2010 Tesla Roadster Sport is capable of delivering approximately 900 amps of electrical current in a matter of milliseconds, enabling the rapid acceleration of the vehicle. We are continuing to make advancements in the drive inverter. The Model S drive inverter, for example, will be able to deliver approximately 1,000 amps of current at better efficiency and lower cost as compared to the Tesla Roadster drive inverter. In addition, we are also designing the drive inverter to integrate more directly with other components of the powertrain, reducing cost and size while improving packaging efficiency.

The second function, charging the battery pack, is accomplished by the charger, which converts alternating current (usually from a wall outlet or other electricity source) into direct current which can be accepted by the battery. The charger enables us to use any available source of power to charge our vehicle. Our vehicles can recharge on any electrical outlet from a common outlet of 15 amps and 120 volts all the way up to a high power outlet of 70 amps and 240 volts, which provides optimal recharging.

Since the Tesla Roadster charger system is built into the vehicle, it is possible to charge the vehicle using a variety of power outlets. Charging the Tesla Roadster battery pack to full capacity will take approximately 7 hours using a 240 volt, 40 amp outlet that is widely available in many homes in the United States for electric appliances. A high power connection capable of 240 volts and 70 amps reduces this charging time to about 4.5 hours. Such a connection can be installed in many homes with the assistance of a qualified electrician. For additional flexibility, the Tesla Roadster battery pack can also be charged with a 120 volt, 15 amp connection. Using this lower power output, the Tesla Roadster battery pack can be charged to full capacity in about 42 hours. This flexibility in charging provides customers with additional mobility, while also allowing them to conveniently charge the vehicle overnight at home.

For the Model S, we plan to offer a high-voltage fast charge option that will enable the vehicle to charge from higher amperage, DC commercial charging stations that we anticipate may be available in the future.

Motor

Our powertrains currently use custom designed 3-phase induction motors. We believe we have made several important innovations in our motor design that minimize mass while still providing high power and efficiency. Our motors incorporate a proprietary fabricated copper rotor design. Our motors also include optimized winding patterns that allow for easy manufacture and fit in as much copper as possible to reduce resistance and energy losses.

We also use high-quality bearings and precision balancing on the rotor and shaft to enable the spin of the motor up to 13,000 revolutions per minute, or rpm, in normal operation. Combining this very high rpm rating with an instantaneous stall torque of over 200 foot pounds gives a broad torque-speed map that allows a single speed gearbox to deliver high vehicle performance.

Gearbox

We have designed a custom, single speed gearbox that is manufactured in-house for the Tesla Roadster. The Roadster gearbox combines low mass with high efficiency and can match both the speed and torque capabilities of Tesla’s AC induction motors. In comparison to a gasoline-powered vehicle, the elimination of gear changes contributes to the rapid acceleration characteristics of the Tesla Roadster. We plan to design and manufacture the gearbox for the upcoming Model S sedan.

Control Software

The performance and safety systems of the Tesla Roadster and its battery required the development of sophisticated control software. There are numerous processors in the Tesla Roadster to control these functions, and we write custom firmware for many of these processors. The flow of electricity between the battery pack and the motor must be tightly controlled in order to deliver the performance and behavior expected in the vehicle. For example, software algorithms enable the vehicle to mimic the “creep” feeling which drivers expect from an internal combustion engine vehicle without having to apply pressure on the accelerator. Similar algorithms control traction, vehicle stability and the sustained acceleration and regenerative braking of the vehicle. Drivers use the information systems in the Tesla Roadster to optimize performance and charging modes and times. Software also is used extensively to monitor the charge state of each of the cells of the battery pack and to manage all of its safety systems.

We plan to leverage our investment in software for the development of the Model S. In addition to the vehicle control software, we also intend to develop software for the infotainment system of the Model S.

Vehicle Design and Engineering

In addition to the design, development and production of the powertrain, we have created significant in-house capabilities in the design and engineering of electric vehicles and electric vehicle components and systems. We design and engineer bodies, chassis, interiors, heating and cooling and low voltage electrical systems in house and to a lesser extent in conjunction with our suppliers. Our team has core competencies in computer aided design and crash test simulations which we expect to reduce the product development time of new models.

Several traditional automotive subsystems required substantial redesign and custom optimization to integrate with the powertrain of an electric vehicle. For example, we redesigned the heating, ventilation and air conditioning (HVAC) system to integrate with the battery thermal management system and to operate without the energy generated from an internal combustion engine. In addition, low voltage electric systems which power features such as the radio, power windows, and heated seats also needed to be designed specifically for use in an electric vehicle. We have developed expertise in integrating these components with the high-voltage power source in the vehicle and in designing components that significantly reduce their load on the vehicle battery pack, thereby maximizing the available range of the vehicle.

Additionally, our team has expertise in lightweight materials, a very important characteristic for electric vehicles given the impact of mass on range. The Tesla Roadster is built with an internally-designed carbon fiber body which provides a balance of strength and mass. We intend to build the Model S with a lightweight aluminum body and have been designing the body and chassis with a variety of materials and production methods that will help optimize the weight of the vehicle. We intend to develop a substantially integrated electric vehicle manufacturing facility in Fremont, California to assemble vehicles and manufacture components that are critical to our intellectual property and quality of the Model S. Our engineering and manufacturing teams are working alongside one another in an effort to accelerate the Model S development. We believe the co-location of our engineering and manufacturing teams will help accelerate the development of new products and allow for faster introduction of product changes.

As of December 31, 2010, we had 170 employees in our vehicle design and engineering departments.

Sales and Marketing

Company-Owned Sales

We market and sell cars directly to consumers. Until we opened our first store in Los Angeles, California in May 2008, all of our sales of the Tesla Roadster were conducted via the phone and internet, or in-person at our headquarters and corporate events. Increasingly, sales are being made through our network of Tesla stores. Our Tesla stores are highly visible, premium outlets in major metropolitan markets that generally combine retail sales and service. We intend to build separate sales and service locations in several markets. As of December 31, 2008, we had opened 2 stores, which increased to 10 stores by December 31, 2009 and 16 stores by December 31, 2010. As of February 28, 2011, we had opened 17 Tesla stores in the United States, Europe and Asia, located in Boulder, Chicago, Los Angeles, Menlo Park, Miami, New York, Newport Beach, Seattle, Washington, D.C., Copenhagen, London, Milan, Monaco, Munich, Paris, Tokyo and Zurich. We plan to open additional stores during 2011, with a goal of establishing approximately 50 stores globally within the next several years in connection with the planned Model S rollout. Additionally, we plan to introduce a new store concept in 2011 to enhance the customer purchasing experience and to generate greater visibility for Tesla products in areas of high customer foot traffic. We also anticipate that we will place greater sales emphasis on the generation of Model S reservations during 2011. We estimate that our store expansion will cost approximately $5 million to $10 million annually over the next several years.

We believe that by owning our own sales and service network we can offer a compelling customer experience while achieving operating efficiencies and capturing sales and service revenues incumbent automobile manufacturers do not enjoy in the traditional franchised distribution and service model. Our customers deal directly with our own Tesla-employed sales and service staff, creating what we believe is a differentiated buying experience from the buying experience consumers have with franchised automobile dealers and service centers. We believe we will also be able to better control costs of inventory, manage warranty service and pricing, maintain and strengthen the Tesla brand, and obtain rapid customer feedback. Further, we believe that by owning our sales network we will avoid the conflict of interest in the traditional dealership structure inherent to most incumbent automobile manufacturers where the sale of warranty parts and repairs by a dealer are a key source of revenue and profit for the dealer but often are an expense for the vehicle manufacturer.

Reservations

We typically carry very limited inventory of our vehicles at our Tesla stores. While some customers purchase their vehicles from this inventory, most of our Tesla Roadster customers choose to customize the appearance of their vehicle. Potential customers who purchase Tesla Roadsters manufactured to specification are required to enter into a purchase agreement and pay a nonrefundable deposit, which is applied towards the purchase price of the vehicle. For vehicles purchased directly from our showrooms, no deposit is required. For our 2011 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial deposit, which varies based on the country of purchase. For the Model S, we require an initial refundable reservation payment of at least $5,000. Prior to 2010, our reservation policy was to accept refundable reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the second quarter of 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification. We also occasionally accept refundable reservation payments if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. We currently require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Reservation payments and deposits are used by us to fund, in part, our working capital requirements and help us to align production with demand. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. The drivable early prototype of the Model S was exhibited to the public in March 2009 and as of December 31, 2010, we had received approximately 3,400 customer reservations for the vehicle. As of December 31, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate of $2.5 million and reservation payments for Model S sedans in an aggregate of $28.3 million. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

Leasing

We began offering a leasing alternative to customers of our Tesla Roadster in the United States and Canada in 2010. Leases are offered through our wholly owned subsidiary, Tesla Motors Leasing, Inc. Under this program, we currently permit qualifying customers to lease the Tesla Roadster for generally 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a predetermined residual value. We are using a third party provider to administer the back office services, including billing and collections, of the leases.

Marketing

Our principal marketing goals are to:

•	generate demand for our vehicles and drive leads to our sales teams;

•	build long-term brand awareness and manage corporate reputation;

•	manage our existing customer base to create loyalty and customer referrals; and

•	enable customer input into the product development process.

As the first company to commercially produce a federally-compliant, fully electric vehicle that achieves market-leading range on a single charge, we have been able to generate significant media coverage of our company and our vehicles, and we believe we will continue to do so. To date, media coverage and word of mouth have been the primary drivers of our sales leads and have helped us achieve sales without traditional advertising and at relatively low marketing costs. We also use traditional means of advertising including product placement in a variety of media outlets and pay-per-click advertisements on websites and applications relevant to our target demographics.

The strength of our brand has been highlighted by independent authorities. For example, in November 2009, Advertising Age selected us as one of “America’s hottest brands” in a special report highlighting the year’s 50 top brands.

Our marketing efforts include events where our vehicles are displayed and demonstrated. These events range from widely attended public events, such as the Detroit, Los Angeles, and Frankfurt auto shows, to smaller events oriented towards sales, such as private drive events.

As of December 31, 2010, we had 121 employees in our sales and marketing department.

Company-Owned Service and Warranty

Service

Service of our electric vehicles takes place at most of our Tesla stores. Going forward, we intend to build separate sales and service locations in several markets. Within countries that are covered by our warranty agreement, we offer at home service through our mobile service technicians known as the Tesla Rangers. We charge customers a fixed rate per mile for our Tesla Rangers technicians’ return trip from the location of the customer’s vehicle to the nearest Tesla store. For customers that are not covered by our warranty agreement, we offer at home service at a higher cost.

Tesla owners can upload data from their vehicle and send it to us on a memory card or via an on-board GSM system, allowing us to diagnose and remedy many problems before ever looking at the vehicle. When maintenance or service is required, a customer can schedule service by contacting one of our regional Tesla stores. Our Tesla Rangers can perform an array of procedures at a remote location, from annual inspections and firmware upgrades to full replacement of a power electronics module and other mechanical and electrical components. If service is more extensive and requires a vehicle lift, we can coordinate shipping of vehicles to and from the nearest Tesla store.

We believe that our company-owned service enables our technicians to work closely with our engineers and research and development teams in Silicon Valley to identify problems, find solutions, and incorporate improvements faster than incumbent automobile manufacturers.

As of December 31, 2010, we had 79 employees in our service department.

New Vehicle Limited Warranty Policy

We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturer’s warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. Exceptions to the New Vehicle Limited Warranty include wear items such as tires, brake pads and rotors, paint wear and tear, interior wear and tear and battery performance.

Battery Replacement Option

While battery failure due to defects in material or workmanship is included in the New Vehicle Limited Warranty, battery performance, specifically its ability to store electricity over time, is not covered in either the New Vehicle Limited Warranty or the Extended Service Plan. However, within three months of purchasing a vehicle, customers may purchase a one-time option to replace the battery pack at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of the vehicle. For customers that select this option, we agree to replace the original battery of the vehicle with a replacement battery which will store at least 53 kilowatt-hours of usable energy. Charges in addition to the option purchase price apply if the customer exercises the battery replacement option prior to the seventh anniversary of the purchase date of the vehicle. The customer is entitled to a partial refund of the option purchase price if the option is not elected by the eighth anniversary of the purchase date of the vehicle.

Manufacturing

Vehicle Assembly

We currently use a multi-site manufacturing process for production of the Tesla Roadster and plan to transition to our planned substantially integrated site for production of the Model S and future vehicles in Fremont, California. The initial body and chassis assembly processes for our Tesla Roadster occur at a Lotus Cars Limited (Lotus) facility in Hethel, England where our staff works closely with Lotus. For vehicles destined for the United States, we ship the rolling chassis, which does not contain our electric powertrain and which we call a glider, to our final assembly facility in Menlo Park, California. At our Menlo Park location, we install the full electric vehicle powertrain and perform a pre-delivery inspection prior to shipping the Tesla Roadster to customers. For European and Asian deliveries, the full vehicle is assembled on-line at the Lotus facility and pre-delivery inspection occurs at a nearby Tesla facility in Wymondham, England. Pursuant to the supply agreement with Lotus, we are obligated to purchase a minimum of 2,400 vehicles or gliders over the term of the agreement. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until January 2012. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a limited number of Tesla Roadsters for sale in 2012. To the extent we wish to sell additional Tesla Roadsters with the Lotus gliders beyond those we have contracted for, we will need to negotiate a new or amended supply agreement with Lotus. As of December 31, 2010, we had purchased approximately 1,700 vehicles or gliders under this agreement.

We intend to develop a substantially integrated electric vehicle manufacturing facility in Fremont, California to manufacture components that are critical to our intellectual property and quality of the Model S, including stamping, plastics, body assembly, paint operations, battery pack manufacturing, final vehicle assembly and end-of-line testing. Certain major component systems will be purchased from suppliers. We currently intend to target an annual production rate at this facility for the Model S of up to approximately 20,000 cars per year. We believe that we will be able to increase the annual production capacity of this plant beyond this amount through additional capital spending as well as by changing operating patterns and adding additional shifts.

Powertrain Component Manufacturing

In addition to developing our planned Model S and future vehicle manufacturing facility in Fremont, California, we are currently designing and manufacturing lithium-ion battery packs, electric motors, gearboxes and components both for our vehicles and for our original equipment manufacturer customers in our electric powertrain manufacturing facility in Palo Alto, California. Specifically, at the Palo Alto facility:

•	Motor. We manufacture our induction motors. We have operated our own manufacturing facility in part to protect the proprietary technology we developed for our motor.

•	Battery Packs. We assemble the Tesla Roadster, Daimler Smart fortwo electric drive, and Daimler A-Class battery packs.

•

Power Electronics. We manufacture chargers for the Daimler Smart fortwo and the Daimler A-Class. The Tesla Roadster power electronics module, or PEM, is manufactured based on our design by a contract manufacturer located in Taiwan.

•	Gearbox. We manufacture the Tesla Roadster gearbox.

We intend to develop our electric powertrain component and systems business and have secured a $101.2 million loan under our DOE Loan Facility for the expansion of our engineering and production capability for these activities in our Palo Alto facility. We intend to manufacture the powertrain components for the Model S and for the Toyota RAV 4 EV at this facility and at our planned Fremont manufacturing facility.

Supply Chain

The Tesla Roadster uses over 2,000 purchased parts which we source globally from over 150 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of cells and certain electric powertrain components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We refer to these component suppliers as our single source suppliers. To date, we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our single source suppliers. For example, while several sources of the battery cell we have selected for the Tesla Roadster, Daimler Smart fortwo and Daimler A-Class are available, we have fully qualified only one supplier for these cells. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of the vehicles until such time as a different supplier is fully qualified and there can be no assurance that we would be able to successfully retain alternative suppliers on a timely basis. Moreover, battery cell manufactures may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single sourced components on a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of the Tesla Roadster, such as the carbon fiber body panels, which are supplied to us by Sotira 35, a unit of Sora Composites Group.

In addition, Lotus is the only manufacturer for certain components, such as the chassis of our Tesla Roadster, and we refer to it as a sole source supplier. We do not currently utilize any sole source suppliers other than Lotus. Replacing the components from Lotus that are sole sourced may require us to reengineer our vehicles, which would be time consuming and costly.

We are currently designing and sourcing components for the Model S that will leverage world-class automotive suppliers. We plan to leverage our relationships with Daimler and Toyota to access their supply bases and gain access to some low cost, high quality parts.

We use various raw materials in our business including aluminum, steel, carbon fiber, non-ferrous metals such as copper, as well as nickel and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials. We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements. There are always risks and uncertainties, however, with respect to the supply of raw materials that could impact their availability in sufficient quantities or reasonable prices to meet our needs.

We have implemented enterprise resource planning and management software to automate our procurement and inventory processes and integrate them with our financial accounting. We plan additional investment in our management systems to support further growth in our operations.

Quality Control

Our quality control efforts are divided between product quality and supplier quality, both of which are focused on designing and producing products and processes with high levels of reliability. Our product quality engineers work with our engineering team and our suppliers to help ensure that the product designs meet functional specifications and durability requirements. Our supplier quality engineers work with our suppliers to ensure that their processes and systems are capable of delivering the parts we need at the required quality level, on time, and on budget. Our quality systems engineers create and manage our systems, such as configuration management and corrective action systems, to help ensure product developers, supplier chain managers, and production controllers have the product information they need.

As of December 31, 2010, we had 213 employees in our manufacturing department.

Customers and Selected Relationships

We currently sell our cars primarily to individual customers. We have strategic or commercial relationships with Daimler, Toyota and Lotus, as well as with various battery cell providers. We intend to expand our business by developing and selling additional powertrain components to Daimler, Toyota and other third party OEMs, and have secured a $101.2 million loan under our DOE Loan Facility to fund the infrastructure these activities.

Daimler AG

Beginning in 2008, we commenced efforts on a powertrain development arrangement with Daimler. In May 2009, we entered into a development agreement with Daimler under which we have performed specified research and development services for the development of a battery pack and charger for Daimler’s Smart fortwo electric drive. All development work related to the development agreement had been completed as of December 31, 2009. We have been selected by Daimler to supply it with approximately 1,800 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. We began shipping the first sets of these battery packs and chargers in November 2009 and started to recognize revenue for these sales in the fourth quarter of 2009. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. A formal agreement for this arrangement was entered into with Daimler in May 2010. In October 2010, we completed the development of the A-Class battery pack and charger and began shipping production parts in February 2011. In the first quarter of 2010, we completed the development and sale of modular battery packs for electric delivery vans for Freightliner, an affiliate of Daimler. Freightliner plans to use these electric vans in a limited number of customer trials.

In addition to the development agreement described above, we have entered into an exclusivity and intellectual property agreement (EIP Agreement) with Daimler North America Corporation (DNAC), an affiliate of Daimler, in which we agreed to begin negotiating in good faith to enter into further agreements within certain strategic cooperation areas, including technology collaboration in various electric powertrain areas, automotive engineering support, joint electric vehicle development efforts and access to component parts for Tesla designed products. Under this EIP Agreement, we agreed that, until November 11, 2009, we would not negotiate or enter into any agreements with other parties that would be competitive with the arrangements contemplated for these strategic cooperation areas, unless the results of such arrangement would be marketed solely under the Tesla brand. As of that date, we had not executed any further agreements with Daimler in the areas of strategic cooperation.

The EIP Agreement provides that ending June 29, 2013, if the company receives an offer from a strategic competitor of Daimler to enter into an agreement for development of a non-Tesla branded vehicle or an integrated electric powertrain system, DNAC would be given the right of first refusal to enter into such agreement with the company instead of, and on the same terms offered by, the third party.

The EIP Agreement also provides that if we execute a strategic cooperation agreement with DNAC to jointly engineer an electric vehicle, then additional exclusivities would apply until June 29, 2013, provided a minimum annual volume of sales is achieved. The EIP Agreement provides that none of the restrictions set out in that agreement, or in any strategic agreement, would limit us from developing technology with any third party for use in a Tesla-branded product or service or related to the Tesla Roadster or Model S, engaging in any transaction with a company that is not a Daimler competitor, or supplying components for electric powertrains that are designed by third parties.

The EIP Agreement also provides that if the parties enter into the strategic agreements or further agreements, those agreements will allocate intellectual property rights according to certain principles outlined in the EIP Agreement. In addition, until June 29, 2013, before licensing intellectual property generated outside the scope of any strategic cooperation area to a Daimler competitor, we would first have to offer DNAC the right to license the intellectual property on a non-exclusive, royalty-bearing basis, or on an exclusive basis in the automotive field; and if DNAC requests the latter, we must negotiate such a license in good faith. If no agreement is reached, however, we would be free to license the technology to the Daimler competitor, and DNAC could take a non-exclusive license. Both we and Daimler have the right to terminate the EIP Agreement in the event the other party undergoes, or executes an agreement to undergo, a change of control. Any strategic cooperation agreements entered into between us and Daimler prior to termination will not be affected by such termination.

To date, with the exception of the development agreement for the Smart fortwo electric drive and the agreement for the development and production of a battery pack and charger for a pilot fleet of Daimler’s A-Class electric vehicles to be introduced in Europe in 2011, the strategic agreements described in the EIP Agreement have not been entered into, and there can be no assurance that the parties will ever enter into such agreements. Even if we were to enter into such agreements, the parties may negotiate and agree to terms that are different to those set forth in the EIP Agreement and outlined above. Such different or new terms may be more or less favorable to us.

In addition to these agreements, Blackstar lnvestco LLC (Blackstar), an affiliate of Daimler, beneficially owned 7,475,740 shares of our common stock as of December 31, 2010. Blackstar’s representative, Dr. Herbert Kohler, serves as a member of our Board of Directors.

Toyota Motor Corporation

In May 2010, we and Toyota announced our intention to cooperate on the development of electric vehicles, and for us to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. In July 2010, we entered into an early phase agreement to develop an electric powertrain for the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes would be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We began developing and delivering prototypes to Toyota for evaluation in September 2010. Pursuant to the agreement, Toyota will pay us up to $9 million for the anticipated development services to be provided by us over the expected term of our performance.

In connection with the Toyota RAV4 program, in October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota will pay us up to $60 million for the anticipated development services to be provided by us over the expected term of our performance. In addition to these agreements, in July 2010, we sold 2,941,176 shares of our common stock to Toyota at our initial public offering price of $17.00 per share.

Panasonic

Panasonic is the supplier of cells for one of our current battery packs. In January 2010, we announced that we were collaborating with Panasonic on the development of next-generation electric vehicle cells based on the 18650 form factor and nickel-based lithium ion chemistry. In November 2010, we sold 1,418,573 shares of our common stock to an entity affiliated with Panasonic Corporation at a price of $21.15 per share, which was the average of the trading highs and lows of our common stock from October 25 to October 29, 2010.

Lotus Cars Limited

Lotus currently provides us with assembly and other manufacturing services. Although we complete the final assembly of our Tesla Roadster, the initial body and chassis assembly processes occur at a Lotus facility in Hethel, England where our staff works closely with Lotus. For vehicles destined for the United States, we ship the glider to our final assembly facility in Menlo Park, California. For European and Asian deliveries, the full vehicle is assembled on-line at the Lotus facility and pre-delivery inspection occurs at a Tesla facility in Wymondham, England. Pursuant to the supply agreement with Lotus, we are obligated to purchase a minimum of 2,400 vehicles or gliders over the term of the agreement. If we are unable to meet this volume requirement, we are still responsible for payment to Lotus of the lesser of the sum of the actual costs incurred and an agreed upon profit margin per vehicle up to the minimum volume requirement or £5,400,000. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until January 2012. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a limited number of Tesla Roadsters for sale in 2012. To the extent we wish to sell additional Tesla Roadsters with the Lotus gliders beyond those we have contracted for, we will need to negotiate a new or amended supply agreement with Lotus. As of December 31, 2010, we had purchased approximately 1,700 vehicles or gliders under this agreement.

Governmental Programs, Incentives and Regulations

United States Department of Energy Loans

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB) and the United States Department of Energy (DOE), under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program, as set forth in Section 136 of the Energy Independence and Security Act of 2007 (ATVM Program). We refer to such loan facility as the DOE Loan Facility. Under the DOE Loan Facility, FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million and the DOE has agreed to reimburse FFB for any liabilities, losses, costs or expenses incurred by FFB with respect to the term loan facilities. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding under the ATVM Program for the powertrain engineering and the build-out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding under the ATVM Program for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us to date for the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. Our remaining obligations for the development and build-out of our manufacturing facility for the Model S, is budgeted to be an aggregate of $33 million, plus any cost overruns for the projects. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility, but will continue to be responsible for cost overruns.

Our ability to draw down funds under the DOE Loan Facility is conditioned upon several draw conditions. For the Powertrain Facility, the draw conditions include our achievement of progress milestones relating to the development of the powertrain manufacturing facility and the successful development of commercial arrangements with third parties for the supply of powertrain components. For the Model S Facility, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the planned Model S manufacturing facility. We will be required to maintain, at all times, available cash and cash equivalents of at least 105% of the amounts required to fund such commitment, after taking into account current cash flows and cash on hand, and reasonable projections of future generation of net cash from operations, losses and expenditures.

Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million. Through December 31, 2010, we have received draw downs under the DOE Loan Facility for an aggregate of $71.8 million, with interest rates ranging from 1.7% to 3.4%, for eligible project costs under both projects that we have incurred from December 15, 2008 through October 31, 2010.

Advances under the DOE Loan Facility accrue interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance, and will be based on the Treasury yield curve and the scheduled principal installments for such advance. Interest on advances under the DOE Loan Facility is payable quarterly in arrears. Advances under the Powertrain Facility are repayable in 28 equal quarterly installments commencing on December 15, 2012 (or, for advances made after such date, in 26 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Powertrain Facility will be due and payable on the maturity date of September 15, 2019. Advances under the Model S Facility are repayable in 40 equal quarterly installments commencing on December 15, 2012 (or, for advances made after such date, in 38 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Model S Facility will be due and payable on the maturity date of September 15, 2022. Advances under the loan facilities may be voluntarily prepaid at any time at a price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid, which could result in the advance being prepaid at a discount, at par or at a premium. The loan facilities are subject to mandatory prepayment with net cash proceeds received from certain dispositions, loss events with respect to property and other extraordinary receipts.

All obligations under the DOE Loan Facility are secured by substantially all of our property. All of our existing and future domestic subsidiaries will also be required to guaranty our obligations under the DOE Loan Facility. Our existing and future foreign subsidiaries may, under certain circumstances, be required to guaranty our obligations under the loan facility. Any such guarantees by existing and future subsidiaries will be secured by substantially all of the property of such subsidiaries.

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project; compliance with all requirements of the ATVM Program; and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions.

The DOE Loan Facility documents also contain financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) through December 15, 2012, a minimum cash balance, and

(ii) after December 15, 2012, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a limit on capital expenditures and, after March 31, 2014, a maximum ratio of total liabilities to shareholder equity. Under the DOE Loan Facility, we are required to fund a debt service reserve account on or before December 31, 2012, in an amount equal to all principal and interest that will come due on the advances on the next two payment dates. Once we have deposited such two payments, we will not be required to further fund such debt service reserve account. We have also agreed that in connection with the sale of our stock in any follow-on equity offering, at least 50% of the net offering proceeds will be received by us. Offering proceeds may not be used to pay bonuses or other compensation to officers, directors, employees or consultants in excess of the amounts contemplated by our business plan approved by the DOE. We are currently in compliance with these financial covenants.

In addition to our obligation to fund a portion of the project costs as described above, we have set aside $100 million from the net proceeds from our initial public offering and concurrent private placement to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw down of additional loans under our DOE Loan Facility once used in full. As of December 31, 2010, we have $73.6 million remaining in the dedicated account.

The DOE Loan Facility documents contain customary events of default, subject in some cases to customary cure periods for certain defaults. Events of default include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, defaults under or termination of our leases for the projects, a default in the event of a change of control, including a failure of Elon Musk, our Chief Executive Officer, Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility, cross-defaults to certain other material indebtedness, failure to timely complete the projects, material judgment defaults, bankruptcy and insolvency defaults and force majeure events with respect to the projects. The occurrence of an event of default could result in an acceleration of all obligations under the DOE Loan Facility documents, an obligation by us and any guarantor to repay all obligations in full, and the exercise of remedies by the DOE or their agent. Our failure to make a timely payment could result in an increase to the applicable interest rate.

In connection with the DOE Loan Facility, we have also issued the DOE a warrant to purchase up to 3,085,011 shares of our common stock at an exercise price of $7.54 per share and a warrant to purchase up to 5,100 shares of our common stock at an exercise price of $8.94 per share. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under these warrants will become exercisable in quarterly amounts depending on the average outstanding balance of the loan during the prior quarter. These warrants may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in full prior to December 15, 2018, no shares will be exercisable under these warrants, except in the case of an event of default, which could accelerate the vesting.

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

In December 2009, we finalized an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority that will result in an exemption from California state sales and use taxes for up to $320 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $31 million over a three year period starting in December 2009. The equipment purchases may be used only for three purposes: (i) to establish our production facility for the Model S sedan in California, (ii) to upgrade our Palo Alto powertrain production facility, and (iii) to expand our current Tesla Roadster assembly operations at our Menlo Park facility. As of December 31, 2010, we have received the tax exemption for approximately $34.8 million in asset purchases.

California Air Resources Board’s Zero Emissions Vehicle Program

In connection with the delivery and placement into service of our zero emission vehicles in a number of states, we have earned and will continue to earn tradable credits that can be sold. Under California’s Low-Emission Vehicle Regulations, and similar laws in other states, vehicle manufacturers are required to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. Currently, the states of California, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont have such laws in effect. These laws provide that a manufacturer of zero emission vehicles may earn credits, referred to as ZEV credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn ZEV credits on each vehicle sold in such states and have entered into agreements with other automobile manufacturers to sell the ZEV credits that we earn.

We have entered into two contracts for the sale of ZEV credits with two separate automotive manufacturers. For the years ended December 31, 2010, 2009 and 2008, we earned revenue from the sale of ZEV credits of $2.8 million, $8.2 million and $3.5 million, respectively. Our current agreement with American Honda Co., Inc. (Honda) provides for the sale of ZEV credits that we earn from the sale of vehicles that we manufacture through December 31, 2011. As of December 31, 2010, we had sold credits for 491 vehicles under this agreement and Honda has an obligation to purchase credits for up to 150 additional vehicles that Tesla will manufacture prior to the expiration of the agreement. To the extent we have additional ZEV credits available for sale, we may enter into new agreements with Honda or other manufacturers to sell such credits. We previously had an agreement with a different buyer for ZEV credits related to vehicles sold in the year ended December 31, 2008, some of which ZEV credits were recognized in the year ended December 31, 2009.

Regulation—Vehicle Safety and Testing

Our vehicles are subject to, and the Tesla Roadster complies with, or is exempt from, numerous regulatory requirements established by the National Highway Traffic Safety Administration (NHTSA), including all applicable United States federal motor vehicle safety standards (FMVSS). As a manufacturer, we must self-certify that a vehicle meets or otherwise obtain an exemption from all applicable FMVSSs, as well as the NHTSA bumper standard, before the vehicle can be imported into or sold in the United States. There are numerous FMVSSs that apply to our vehicles. Examples of these requirements include:

•

Crash-worthiness requirements—including applicable and appropriate level of vehicle structure and occupant protection in frontal, side and interior impacts including through use of equipment such as seat belts and airbags which must satisfy applicable requirements;

•

Crash avoidance requirements—including appropriate steering, braking, electronic stability control and equipment requirements, such as, headlamps, tail lamps, and other required lamps, all of which must conform to various photometric and performance requirements;

•	Electric vehicle requirements—limitations on electrolyte spillage, battery retention, and avoidance of electric shock following specified crash tests;

•	Windshield defrosting and defogging—defined zones of the windshield must be cleared within a specified timeframe; and

•	Rearview mirror requirements—rearward areas that must be visible to the driver via the mirrors.

Several FMVSS regulations that NHTSA has promulgated or amended recently contain phase-in provisions requiring increasing percentages of a manufacturer’s vehicles to comply over a period of several model years. Those FMVSSs generally allow low volume manufacturers (those who manufacture fewer than 5,000 vehicles annually for sale in the United States) and limited line manufacturers (those who sell three or fewer vehicle lines in the United States) to defer compliance until the end of the phase-in period. We currently qualify as both a low volume manufacturer and a limited line manufacturer, and as a result, we are currently exempt from certain requirements, such as some new advanced airbag requirements, the advanced side impact requirements, and certain electronic stability control requirements, until the end of the applicable phase-in periods. In addition, we have applied for, and have been granted, an exemption from certain other advanced air bag requirements, which applies to Tesla Roadsters manufactured through January 28, 2011. We have filed a request for an extension of such exemption for Tesla Roadsters manufactured after such date. While that application is pending and under consideration by NHTSA, the existing exemption is automatically extended. Under U.S. law, we are required to certify compliance with, or obtain exemption from, all applicable federal motor vehicle safety standards and we have done so with respect to each vehicle we have offered for sale in the United States. Based on testing, engineering analysis, and other information, we have certified that the Tesla Roadster complies with, or is exempt from all applicable NHTSA standards by affixing a certification label to each Tesla Roadster sold.

We are also required to comply with other NHTSA requirements of federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

Our vehicles sold in Europe are subject to European Union safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval (WVTA), are different from the federal motor vehicle safety standards applicable in the United States and may require redesign and/or retesting. Our Tesla Roadsters are currently approved for sale on a limited basis in the European Union via the Small Series WVTA, which permits the manufacture and sale in the European Union of no more than 1,000 vehicles per year. We plan to keep European sales of our Tesla Roadsters at less than 1,000 vehicles per year, and have no plans to commence testing our Tesla Roadsters for the WVTA to assure compliance with the European Union requirements to permit unlimited sales. Similarly, Australia and Japan have additional testing regulations applicable to high volume manufacturers. We also plan to keep Australian and Japanese sales of our Tesla Roadsters at a low volume, and have no plans to comply with the Australian and Japanese requirements to permit high volume sales in these jurisdictions. In connection with the planned introduction of the Tesla Roadster in Australia and Japan, we conducted a frontal impact test based on European Union testing standards on the Tesla Roadster in November 2009, which is required for sales exceeding certain annual volumes outside the United States. While the Tesla Roadster met most of the criteria for occupant protection and all criteria for high voltage safety in the front impact crash test, there were two criteria that were not met in the test. Based on our analysis of additional compliance options in Australia and Japan, we believe such an outcome should not limit our ability to sell the Tesla Roadster in Australia below certain annual volumes or, subject to compliance with certain Japanese import rules, have a material impact on our ability to sell Tesla Roadsters in Japan.

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the United States EPA’s combined city and highway testing cycles. The EPA announced in November 2009 that it would develop and establish new energy efficiency testing methodologies for electric vehicles. Based on initial indications from the EPA, we believe it is likely that the EPA will modify its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. However, there can be no assurance that the modified EPA testing cycles will not result in a greater reduction. To the extent that the FTC adopts these procedures in place of the current procedures from the SAE, this could impair our ability to advertise the Tesla Roadster as a vehicle that is capable of going in excess of 200 miles. Moreover, such changes could impair our ability to deliver the Model S with the initially advertised range, which could result in the cancellation of a number of the approximately 3,400 reservations that have been placed for the Model S as of December 31, 2010. Although the real life customer experience of the range of our electric vehicles will not change due to the changes in the FTC or EPA standards, the reduction in the advertised range could negatively impact our sales and harm our business.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, the Act allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted. As a manufacturer of only electric vehicles, compliance with the EPA labeling requirements on fuel economy is currently optional for us.

Regulation—EPA Emissions & Certificate of Conformity

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (CARB) with respect to emissions for our vehicles. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and both the Certificate of Conformity and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles.

Manufacturers who sell vehicles without a Certificate of Conformity may be subject to penalties of up to $37,500 per violation and be required to recall and remedy any vehicles sold with emissions in excess of Clean Air Act standards. We received a Certificate of Conformity for sales of our Tesla Roadsters in 2008 and 2010, but did not receive a Certificate of Conformity for sales of the Tesla Roadster in 2009 until December 21, 2009. This Certificate of Conformity covered sales of Tesla Roadsters from December 21, 2009 through December 31, 2009.

The EPA’s Self-Audit Policy allows companies to self-report violations of federal environmental laws and thereby mitigate potential penalties. We reported the failure to obtain a Certificate of Conformity for 2009 to the EPA on December 20, 2009. In January 2010, we and the EPA entered into an Administrative Settlement Agreement and Audit Policy Determination in which we agreed to pay a civil administrative penalty in the sum of $275,000. The EPA agreed to treat any 2009 Tesla Roadsters sold prior to December 21, 2009 as if they were covered by a valid Certificate of Conformity based on our agreement to treat these vehicles as if they had been certified when sold for emissions and emissions warranty purposes. The EPA has closed the matter and we have been notified that it considers the violations resolved as of January 2010. All Tesla Roadsters we sold prior to obtaining the Certificate of Conformity in 2009 are now considered lawfully sold for purposes of the Clean Air Act with no impediments to further registration, use or subsequent sale.

Regulation—Battery Safety and Testing

Our battery pack conforms with mandatory regulations that govern transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration (PHMSA) are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped such as by ocean vessel, rail, truck, or by air.

We have completed the applicable transportation tests for our prototype and production battery packs demonstrating our compliance with the UN Manual of Tests and Criteria, including:

•	Altitude simulation—simulating air transport;

•	Thermal cycling—assessing cell and battery seal integrity;

•	Vibration—simulating vibration during transport;

•	Shock—simulating possible impacts during transport;

•	External short circuit—simulating an external short circuit; and

•

Overcharge—evaluating the ability of a rechargeable battery to withstand overcharging (this test was performed on the battery pack we provided for Daimler’s Smart fortwo electric drive but was not performed on the battery pack for the Tesla Roadster).

The cells in our battery packs are composed mainly of lithium metal oxides. The cells do not contain any lead, mercury, cadmium, or other hazardous materials, heavy metals, or any toxic materials. In addition, our battery packs include packaging for the lithium-ion cells. This packaging includes trace amounts of various hazardous chemicals whose use, storage and disposal is regulated under federal law. We currently have an agreement with a third party battery recycling company to recycle our battery packs. If a customer wishes to dispose of a battery pack from one of our vehicles, we anticipate accepting the depleted battery from the customer without any additional charge.

Automobile Manufacturer and Dealer Regulation

State law regulates the manufacture, distribution and sale of automobiles, and generally requires motor vehicle manufacturers and dealers to be licensed. We are registered as both a motor vehicle manufacturer and dealer in the states of California, Colorado, Florida, Illinois and Washington, and we are licensed as a motor vehicle dealer in the state of New York. We are similarly licensed in the District of Columbia as an EV retail store.

To the extent possible, we plan to secure dealer licenses (or the equivalent of a dealer license) and engage in activities as a motor vehicle dealer in other states as appropriate and necessary as we open additional Tesla stores. Some states, such as Texas, do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer. To sell vehicles to residents of states where we are not licensed as a dealer, to the extent permitted by local law, both the actual sale and all activities related to the sale would generally have to occur out of state. In this scenario, it is possible that activities related to marketing, advertising, taking orders, taking reservations and reservation payments, and delivering vehicles could be viewed by a state as conducting unlicensed activities in the state or otherwise violating the state’s motor vehicle industry laws. Regulators in these states may require us to hold and meet the requirements of appropriate dealer or other licenses and, in states in which manufacturers are prohibited from acting as dealers, may otherwise prohibit or impact our planned activities.

In jurisdictions where we do not have a Tesla store, a customer may try to purchase our vehicles over the internet. However, some states, such as Kansas, have laws providing that a manufacturer cannot deliver a vehicle to a resident of such state except through a dealer licensed to do business in that state which may be interpreted to require us to open a store in the state of Kansas in order to sell vehicles to Kansas residents. Such laws may be interpreted to require us to open a store in such state before we sell vehicles to residents of such states. In some states where we have opened a viewing “gallery” that is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. For example, the state of Colorado required us to obtain dealer and manufacturer licenses in the state in order to operate our gallery in Colorado. Although we would prefer that a state regulator address any concerns of this nature by discussing such concerns with us and requesting voluntary compliance, a state could also take action against us, including levying fines or requiring that we refrain from certain activities at that location. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely without precedent, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, state legal prohibitions may prevent us from selling to consumers in such state.

California laws, and potentially the laws of other states, restrict the ability of licensed dealers to advertise or take deposits for vehicles before they are available. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation and advertising policies comply with these laws. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV) which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. We expect that if the DMV determines that we may have violated the law, it would initially discuss its concerns with us and request voluntary compliance. If we are ultimately found to be in violation of California law, we might be precluded from taking reservation payments, and the DMV could take other actions against us, including levying fines and requiring us to refund reservation payments. Resolution of any inquiry may also involve restructuring certain aspects of the reservation program. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised only in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

Certain states may have specific laws which apply to dealers, or manufacturers selling directly to consumers, or both. For example, the state of Washington requires that reservation payments or other payment received from residents in the state of Washington must be placed in a segregated account until delivery of the vehicle, which account must be unencumbered by any liens from creditors of the dealer and may not be used by the dealer. Consequently, we established a segregated account for reservation payments in the state of Washington in January 2010. There can be no assurance that other state or foreign jurisdictions will not require similar segregation of reservation payment received from customers. Our inability to access these funds for working capital purposes could harm our liquidity.

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

In addition to licensing laws, specific laws and regulations in each of the states (and their interpretation by regulators) may limit or determine how we sell, market, advertise, and otherwise solicit sales, take orders, take reservations and reservation payments, deliver, and service vehicles for consumers and engage in other activities in that state. While we have performed an analysis of laws in certain jurisdictions in which we have Tesla stores, we have not performed a complete analysis in all jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered that may restrict our vehicle reservation practices or other business practices.

Competition

Competition in the automotive industry is intense and evolving. We believe the impact of new regulatory requirements for occupant safety and vehicle emissions, technological advances in powertrain and consumer electronics components, and shifting customer needs and expectations are causing the industry to evolve in the direction of electric-based vehicles. We believe the primary competitive factors in our markets include but are not limited to:

•	technological innovation;

•	product quality and safety;

•	service options;

•	product performance;

•	design and styling;

•	product price; and

•	manufacturing efficiency.

We believe that our vehicles compete in the market both based on their traditional segment classification as well as based on their propulsion technology. Within the electric-based vehicle segment, there are three primary means of powertrain electrification which will differentiate various competitors in this market:

•

Electric Vehicles are vehicles powered completely by a single on-board energy storage system (battery pack or fuel cell) which is refueled directly from an electricity source. Both the Tesla Roadster and the Model S are examples of electric vehicles.

•

Plug-in Hybrid Vehicles are vehicles powered by both a battery pack with an electric motor and an internal combustion engine which can be refueled both with traditional petroleum fuels for the engine and electricity for the battery pack. The internal combustion engine can either work in parallel with the electric motor to power the wheels, such as in a parallel plug-in hybrid vehicle, or be used only to recharge the battery, such as in a series plug-in hybrid vehicle like the Chevrolet Volt.

•

Hybrid Electric Vehicles are vehicles powered by both a battery pack with an electric motor and an internal combustion engine but which can only be refueled with traditional petroleum fuels as the battery pack is charged via regenerative braking, such as used in a hybrid electric vehicle like the Toyota Prius.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Prior to the introduction of the Nissan Leaf in December 2010, no mass produced performance highway-capable electric vehicles were being sold in the United States. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. We expect additional competitors to enter the United States and Europe within the next several years, and as they do so, we expect that we will experience significant competition. With respect to our Tesla Roadster, we currently face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Porsche and Ferrari. In addition, upon the launch of our Model S sedan, we will face competition from existing and future automobile manufacturers in the extremely competitive luxury sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. For example, Nissan introduced the Nissan Leaf, a fully electric vehicle in December 2010 and Ford has announced that it plans to introduce an electric vehicle in 2011. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

Moreover, it has been reported that BMW, Daimler, Lexus, Audi, Renault and Volkswagen are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. We believe our exclusive focus on electric vehicles and electric vehicle components, as well as our history of vehicle development and production, are the basis on which we can compete in the global automotive market in spite of the challenges posed by our competition; however, we have a limited history of operations.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of February 3, 2011, we had 35 issued patents and approximately 280 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2026. We intend to continue to file additional patent applications with respect to our technology. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

Employees

As of December 31, 2010, we had 899 full-time employees consisting of 213 in manufacturing, 212 in powertrain research and development, 121 in sales and marketing, 170 in vehicle design and engineering, 79 in service and 104 in general and administration. Of all of our employees, 648 are located in our Northern California offices, 106 are located at our Los Angeles facility and 51 are located at our United Kingdom offices. The other employees are located in other international locations. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Additional Information

We file or furnish periodic reports, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current reports on Form 8-K; proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by sending an electronic message to the SEC at publicinfo@sec.gov. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.teslamotors.com as soon as reasonably practicable after we electronically file such information with the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of December 31, 2010, we had only sold approximately 1,500 production vehicles to customers, almost all of which were sold in the United States and Europe. Our revenues for the years ended December 31, 2010, 2009 and 2008, were $116.7 million, $111.9 million and $14.7 million, respectively. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.

To date, we have derived our revenues principally from sales of the Tesla Roadster and related sales of zero emission vehicle credits, and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of our planned Model S sedan electric vehicle which is at an early stage of development and which we do not expect to be in production until mid-2012. We have no operating history with respect to the Model S electric vehicle and have not yet completed the component procurement process for the Model S, which limits our ability to accurately forecast the cost of the vehicle. In addition, we only recently completed the purchase of a manufacturing facility in Fremont, California to produce such vehicles, and we have not yet completely finalized the full vehicle design or our engineering, manufacturing or component supply plans for the Model S. In addition, as of December 31, 2010 our powertrain sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) for the development and sale of a battery pack and charger for Daimler’s Smart fortwo electric drive and for the development of a battery pack for Daimler’s A-Class vehicle. Blackstar Investco LLC (Blackstar), an affiliate of Daimler, holds more than 5% of our outstanding capital stock. In October 2010, Tesla and Toyota Motor Corporation, (Toyota) entered into an agreement to develop a validated electric powertrain for the Toyota RAV4. Toyota also purchased 2,941,176 shares of our common stock in a private placement transaction that occurred concurrently with the closing of our IPO. We have also announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. However, we have not entered into any agreements with Toyota for any such assistance, including any purchase orders, and we may never do so. There are no assurances that we will be able to secure future business with Daimler, Toyota, or any of their affiliates.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, during the four quarters of 2010 and 2009, we recorded quarterly revenue of as much as $45.5 million and as little as $18.6 million and quarterly operating losses of as much as $51.6 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle (ZEV) credits to other automobile manufacturers, pursuant to certain state regulations. We have entered into two contracts for the sale of ZEV credits with two separate automotive manufacturers. For the years ended December 31, 2010, 2009 and 2008, we earned revenue from the sale of ZEV credits of $2.8 million, $8.2 million and $3.5 million, respectively. Our current agreement with American Honda Co., Inc. (Honda) provides for the sale of ZEV credits that we earn from the sale of vehicles that we manufacture through December 31, 2011. As of December 31, 2010, we had sold credits for 491 vehicles under this agreement and Honda has an obligation to purchase credits for up to 150 additional vehicles that Tesla will manufacture prior to the expiration of the agreement. We may not be able to enter into new agreements to sell any additional credits we may earn in excess of the current contractual amounts on equivalent terms and if this occurs, our financial results will be harmed.

We are significantly dependent upon revenue generated from the sale of our electric vehicles, specifically the Tesla Roadster, in the near term, and our future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, and specifically the Model S.

We currently generate the majority of our revenue from the sale of our Tesla Roadsters and the sale of the related ZEV credits. We began production of our Tesla Roadster only in 2008, and our second planned vehicle, our Model S, is not expected to be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to design future models of performance electric vehicles that will meet the expectations of our customers or that our future models, including the Model S, will become commercially viable. In particular, it is common in the automotive industry for the production vehicle to have a styling and design different from that of the concept vehicle, which may happen with the Model S. We believe the design of the early prototype Model S is one of the key reasons why we have received approximately 3,400 reservations for the vehicle as of December 31, 2010. To the extent that we are not able to build the production Model S to the expectations created by the early prototype and our anticipated specifications, customers may cancel their reservations and our future sales could be harmed. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling our electric vehicles.

We anticipate that we will experience an increase in losses and may experience a decrease in automotive sales revenues prior to the launch of the Model S.

Prior to the launch of our Model S, we anticipate our automotive sales may decline, potentially significantly. We currently produce the Tesla Roadster gliders, which are partially assembled vehicles that do not contain our electric powertrain, with Lotus Cars Limited (Lotus) in Hethel, England. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until January 2012. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Through December 31, 2010, we have delivered over 1,500 vehicles. We do not currently plan to begin selling our next generation Tesla Roadster until at least one year after the launch of the Model S, which is expected to be in production in mid-2012. As a result, we anticipate that we will generate limited revenue from selling electric vehicles in 2012 until the launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles. The potential decrease in automotive sales revenue for the periods prior to the launch of the Model S may be significant and could materially and adversely affect our business, prospects, operating results and financial condition and our ability to fund operating losses could seriously constrain our growth.

Furthermore, except for our arrangements with Daimler and its affiliates, we do not currently have any arrangements in place with third parties for the purchase of powertrain components. There are no assurances that we will be able to secure future business with Daimler or its affiliates as Daimler has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a joint venture with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements and we may never do so. In October 2010, we and Toyota entered into an agreement to develop a validated electric powertrain for the Toyota RAV4, although our revenues are currently limited to development services and we may not be able to enter into additional agreements with Toyota in the future.

Our production model for the non-powertrain portion of the Model S is unproven, still evolving and is very different from the non-powertrain portion of the production model for the Tesla Roadster.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell our planned Model S electric vehicle. To date, our revenues have been principally derived from the sales of our Tesla Roadster. The Tesla Roadster has only been produced in low volume quantities and the body is assembled by Lotus in the United Kingdom, with the final assembly by us at our facility in Menlo Park, California for sales destined in the United States. We plan to manufacture the Model S in higher volumes than our present production capabilities in our planned manufacturing facility in Fremont, California. As a result, the non-powertrain portion of the production model for the Model S will be substantially different and significantly more complex than the non-powertrain portion of the production model for the Tesla Roadster. In addition, we plan to introduce a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry. Our Model S production model will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch or achieve full manufacturing capacity for the Model S, which could have a material adverse effect on our business, prospects, operating results and financial condition.

Our production model for the Model S is based on many key assumptions, which may turn out to be incorrect, including:

•

that we will be able to secure the funding necessary to build out and equip our planned manufacturing facility in Fremont, California in a timely manner, including meeting milestones and other conditions necessary to draw down funds under our loan facility with the United States Department of Energy (DOE);

•	that we will be able to develop and equip our planned manufacturing facility for the Model S in Fremont, California without exceeding our projected costs and on our projected timeline;

•	that the equipment which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances;

•

that our computer aided design process can reduce the product development time by accurately predicting the performance of our vehicle for passing relevant safety standards, including standards that can only be met through expensive crash testing;

•	that we will be able to comply with environmental and similar regulations to operate our planned manufacturing facilities and our business on our projected timeline;

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

We have no experience to date in high volume manufacturing of our electric vehicles. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market the Model S. Even if we are successful in developing our high volume manufacturing capability and processes and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. To date, we have experienced minor cost increases from our suppliers in order to meet our quality targets and development timelines. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

We may experience significant delays in the design, manufacture, launch and financing of the Model S, including in the build out of our Model S manufacturing facility, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of the Model S, including in the build out of our planned Model S manufacturing facility in Fremont, California, could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster. We initially announced that we would begin delivering the Tesla Roadster in June 2007, but due to various design and production delays, we did not physically deliver our first Tesla Roadster until February 2008, and we only achieved higher production of this vehicle in the fourth quarter of 2008. These delays resulted in additional costs and adverse publicity for our business. We may experience similar delays in launching the Model S, and any such delays could be significant.

In addition, final designs for the Model S and plans for the build out of the manufacturing facility are still in process, and various aspects of the Model S component procurement and manufacturing plans have not yet been determined. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model S. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. In addition, we will also need to do extensive testing to ensure that the Model S is in compliance with applicable National Highway Traffic Safety Administration (NHTSA) safety regulations and United States Environmental Protection Agency (EPA) regulations prior to beginning mass production and delivery of the vehicles. Our plan to begin production of the Model S in mid-2012 is dependent upon the timely availability of funds, upon our finalizing the related design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline.

We completed the purchase of our planned manufacturing facility in Fremont, California in October 2010 and selected it in part because it was recently used for automobile manufacturing, was located within 20 miles of our Palo Alto engineering facility, and we believe its size may allow us to adapt our internal manufacturing plans quickly. We expect that all these factors will support the timely start of production for the Model S. However, because we have only recently acquired this facility and have just begun to implement our manufacturing plans, we may experience unexpected delays in completing the build out of this facility for the production of our planned Model S.

In January 2010, we entered into a loan facility with the Federal Financing Bank (FFB) that is guaranteed by the DOE (DOE Loan Facility). Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program (ATVM Program) to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the planned build out and operation of our electric powertrain manufacturing facility. We intend to fund the build out of the planned manufacturing facility principally by using existing cash and cash obtained through the DOE Loan Facility. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. These draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility. If we are unable to draw down the anticipated funds under the DOE Loan Facility on the timeline that we anticipate, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

We face significant barriers in our attempt to produce our Model S, and if we cannot successfully overcome those barriers our business will be negatively impacted.

We face significant barriers as we attempt to produce our first mass produced vehicle, our Model S. We currently have a drivable early prototype of the Model S, but do not have a full production intent prototype, a final design, a built-out manufacturing facility or manufacturing processes. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of only electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for fully electric vehicles. In addition, while we are designing the Model S to have the capability to rapidly swap out its battery pack, there are no specialized facilities today to perform such swapping. Also, while we expect to be able to achieve a 300 mile range, our ability to do so will depend on the feasibility and availability of appropriate battery cell technologies and improvements that we are able to achieve in reducing energy consumption. While we may offer this service in the future at our stores, no assurance can be provided that we will do so, or that any other third party will offer such services. We must successfully overcome these barriers as we move from producing the low volume Tesla Roadster to the Model S which we plan to produce at much higher volumes. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We have a history of losses and we expect significant increases in our costs and expenses to result in continuing losses for at least the foreseeable future.

We incurred a net loss of $154.3 million for the year ended December 31, 2010 and have incurred net losses of approximately $415.0 million from our inception through December 31, 2010. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of the Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013, and may occur later. Even if we are able to successfully develop the Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as the Model S, which may not occur.

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

In addition, as of December 31, 2010, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Although we do not believe that our initial public offering (IPO) would constitute an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, utilization of these assets could be significantly reduced.

If we are unable to adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our electric vehicles. When we first began delivering our Tesla Roadster in early 2008, our marginal costs of producing the Tesla Roadster exceeded our revenue from selling those vehicles. Revenue from the sales of our Tesla Roadster as well as from ZEV credits did not exceed cost of revenues related to our Tesla Roadster, until the second quarter of 2009. There can be no assurances that our costs of producing and delivering the Model S will be less than the revenue we generate from sales at the time of the Model S launch or that we will achieve our expected gross margin on sales of the Model S.

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

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about overly quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. New standards must be established by mid-2012 for implementation likely by model year 2013.

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

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. For example, a customer’s use of their Tesla vehicle as well as the frequency with which they charge the battery of their Tesla vehicle can result in additional deterioration of the battery’s ability to hold a charge. We currently expect that our battery pack for the Tesla Roadster will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

We are dependent upon our ability to fully draw down on our loan facility from the United States Department of Energy, which may restrict our ability to conduct our business.

Our plan for manufacturing the Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the planned build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only over a period of up to three years through periodic draws as eligible costs are incurred. Through December 31, 2010, we have received loans under our DOE Loan Facility for an aggregate of $71.8 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility. For the electric powertrain manufacturing facility, the draw conditions include our achievement of progress milestones relating to the successful development of commercial arrangements with third parties for the supply of powertrain components. Additionally, the DOE Loan Facility will require us to comply with certain operating covenants and will place additional restrictions on our ability to operate our business. We are unaccustomed to managing our business with such restrictions and others that are associated with a significant credit agreement. If we are unable to draw down the anticipated funds under the DOE Loan Facility, or our ability to make such draw downs is delayed, we may need to obtain additional or alternative financing to operate our Model S and electric powertrain manufacturing facilities to the extent our cash on hand is insufficient. Any failure to obtain the DOE funds or secure other alternative funding could materially and adversely affect our business and prospects. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. As a result, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to continue to sell our performance electric vehicles over the internet and in company-owned Tesla stores. This model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well-established distribution channels.

As of December 31, 2010, we had opened 16 Tesla stores in the United States, Europe and Japan, seven of which have been open for less than one year. We have only limited experience distributing and selling our performance vehicles through our Tesla stores. As of December 31, 2010 we had only sold approximately 1,500 Tesla Roadsters to customers, primarily in the United States and Europe. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. We plan to introduce a new store concept in 2011 to enhance the customer purchasing experience and to generate greater visibility for Tesla products in areas of high customer foot traffic. We do not know whether our store strategy will meet our anticipated objectives and we may incur additional costs in order to improve or change this strategy.

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

A large amount of our Tesla Roadster sales revenue has been due to the fulfillment of orders from reservations taken in prior years.

As of December 31, 2010, we had sold approximately 1,500 Tesla Roadsters to customers of which a large number were delivered in 2009 as we made a significant effort to fulfill reservations placed in prior years. Since 2009, we have not experienced and in the future, we do not expect to have a significant wait list of orders for our Tesla Roadster, and we may not be able to maintain or increase our vehicle sales revenue in future quarters. This may be the case even though we will make significant investments to expand our network of Tesla stores and sales personnel. Furthermore, potential customers may decide to defer purchasing the Tesla Roadster in anticipation of our planned next generation Tesla Roadster or Model S. All reservation payments for the Model S are fully refundable.

Reservations for Model S sedans are fully refundable to customers.

As of December 31, 2010, we had unfilled reservations for approximately 3,400 Model S sedans, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. Historically, all of our reservations have been refundable and we have had a significant number of customers who submitted reservations for the Tesla Roadster cancel those reservations and we have refunded their deposits.

Given the long lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and that we expect to experience on the Model S, there is a heightened risk that customers that have made reservations may not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, when we delayed the introduction of the original Tesla Roadster in the fall of 2007, we experienced a significant number of customers that cancelled their reservations and requested the return of their reservation payment. If we encounter delays in the introduction of the Model S, we believe that a significant number of our customers could similarly cancel their reservations. As a result, no assurance can be made that reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle. Such cancellations could harm our financial condition, business, prospects and operating results.

If we are unable to design, develop, market and sell new electric vehicles and services that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of high-performance electric vehicles and have targeted relatively affluent consumers. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend the Model S to appeal to the customers of premium vehicles, which is a much larger and different demographic from that of the Tesla Roadster. Successfully offering a vehicle in this vehicle class requires delivering a vehicle with a higher standard of fit and finish in the interior and exterior than currently exists in the Tesla Roadster, at a price that is competitive with other premium vehicles. We have not completed the design, component sourcing or manufacturing process for the Model S, so it is difficult to forecast its eventual cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a vehicle that is ultimately competitive in the premium vehicle market. In 2011, we publicly announced the Tesla Model X as the first vehicle we intend to develop by leveraging the Model S platform. We have also previously announced our intent to develop a third generation electric vehicle which we expect to produce at our planned manufacturing facility in Fremont, California after the introduction of the Model S. However, we have not yet finalized the design, engineering or component sourcing plans for these vehicles and there are no assurances that we will be able to bring these vehicles to market at a lower price point and in higher volumes than our planned Model S as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

Any changes to the Federal Trade Commission’s electric vehicle range testing procedure or the United States Environmental Protection Agency’s energy consumption regulations for electric vehicles could result in a reduction to the advertised range of our vehicles which could negatively impact our sales and harm our business.

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the EPA’s, combined city and highway testing cycles. The EPA recently announced that it would develop and establish new energy efficiency testing methodologies for electric vehicles. Based on initial indications from the EPA, we believe it is likely that the EPA will modify its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. However, there can be no assurance that the modified EPA testing cycles will not result in a greater reduction. To the extent that the FTC adopts these procedures in place of the current procedures from the SAE, this could impair our ability to advertise the Tesla Roadster as a vehicle that is capable of going in excess of 200 miles. Moreover, such changes could impair our ability to deliver the Model S with the initially advertised range, which could result in the cancellation of a number of the approximately 3,400 reservations that have been placed for the Model S as of December 31, 2010. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

We have no experience with using common platforms in the design and manufacture of our vehicles.

If we are unable to effectively leverage the benefits of using an adaptable platform architecture, our business prospects, operating results and financial condition would be adversely affected. We intend to design the Model S with an adaptable platform architecture and common electric powertrain so that we can use the platform of the Model S to create future electric vehicles, including, as examples, a crossover/sport utility vehicle, a van and a cabriolet. In 2011, we publicly announced the Tesla Model X as the first vehicle we intend to develop by leveraging the Model S platform. However, we have no experience with using common platforms in the design and manufacture of our vehicles and the design of the Model S is not complete. We may make changes to the design of the Model S that may make it more difficult to use the Model S platform for future electric vehicles. There are no assurances that we will be able to use the Model S platform to bring future vehicle models, including the Model X, to market faster or more inexpensively by leveraging use of this common platform or that there will be sufficient customer demand for the Model X or additional vehicle variants of this platform.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Some of our competitors entered the market at the end of 2010 and we expect additional competitors to enter these markets within the next several years and as they do so we expect that we will experience significant competition. With respect to our Tesla Roadster, we currently face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Porsche and Ferrari. In addition, upon the launch of our Model S sedan, we will face competition from existing and future automobile manufacturers in the extremely competitive luxury sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. In December 2010, Nissan introduced the Nissan Leaf, a fully electric vehicle and Ford has announced that it plans to introduce an electric vehicle in 2011. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

Moreover, it has been reported that BMW, Daimler, Lexus, Audi, Renault and Volkswagen are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

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

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. For example, according to automotive industry sources, sales of passenger vehicles in North America during the fourth quarter of 2008 were over 30% lower than those during the same period in the prior year. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our electric vehicles will impact our business, prospects and operating results as well. Demand for our electric vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

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

Our vehicles are highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of our vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. For example, during the economic downturn of 2008, we had difficulty raising the necessary funding for our operations, and, as a result, in the fourth quarter of 2008 we had to lay off approximately 60 employees and curtail our expansion plans. In addition, during this period a number of customers canceled their previously placed reservations. If we are required to take similar actions in the future, such actions may result in negative perceptions regarding our long-term business prospects.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. Since inception through December 31, 2010, we had incurred net losses of approximately $415.0 million and had used approximately $330.6 million of cash in operations and while recognizing only approximately $243.5 million in revenue. As of December 31, 2010, we had $99.6 million in cash and cash equivalents, which excludes the $73.6 million in restricted cash we have set aside principally to fund the dedicated account under the provisions of our DOE Loan Facility. We expect that our current sources of liquidity, including cash and cash equivalents, cash held in our DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities, will be sufficient to fund our operations through the initial customer deliveries of the Model S. However, if there are delays in the launch of the Model S, if we are unable to draw down the anticipated funds under the DOE Loan Facility, or if the costs in building our Model S and powertrain manufacturing facilities exceed our expectations or if we incur any significant unplanned expenses, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts including those for our planned Model X vehicle, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. For example, during the economic downturn of 2008, we had difficulty raising the necessary funding for our operations and, as a result, in the fourth quarter of 2008 we had to lay off approximately 60 employees and curtail our expansion plans. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our Tesla Roadster. We have no frame of reference by which to evaluate our Model S upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. We experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. Although the cost of the most recent recall was not material, we may experience additional recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our electric vehicles, including the Tesla Roadster and Model S, may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We have very limited experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service we provide our Tesla Roadster customers will have a direct impact on the success of the Model S and our future vehicles. If we are unable to satisfactorily service our Tesla Roadster customers, our ability to generate customer loyalty, grow our business and sell additional Tesla Roadsters as well as Model S sedans could be impaired.

We have very limited experience servicing our vehicles. As of December 31, 2010 we had sold only approximately 1,500 Tesla Roadsters to customers, primarily in the United States and Europe. We do not plan to begin production of any Model S vehicles until mid-2012 with higher volume production not occurring until

2013, and do not have any experience servicing these cars as they do not exist currently. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

We plan to service our performance electric vehicles through our company-owned Tesla stores and through our mobile service technicians known as the Tesla Rangers. As of December 31, 2010, we had opened 16 Tesla stores, most of which are equipped to actively service our performance electric vehicles. However, seven stores have been open for less than one year, and to date we have only limited experience servicing our performance vehicles through our Tesla stores. Going forward, we intend to build separate sales and service locations in several markets, but to date have limited experience with separate sales and service locations within a geographic market. We will need to open additional Tesla stores with service capabilities and standalone service locations, as well as hire and train significant numbers of new employees to staff these centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

We do not expect to be able to open Tesla stores in all the geographic areas in which our existing and potential customers may reside. In order to address the service needs of customers that are not in geographical proximity to our service centers, we plan to either transport those vehicles to the nearest Tesla store or service center for servicing or deploy our mobile Tesla Rangers to service the vehicles at the customer’s location. These special arrangements may be expensive and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our vehicles because of the lack of a more widespread service network. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

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

In July 2005, we entered into a supply agreement with Lotus, which was amended in March 2010, pursuant to which Lotus agreed to assist with the design and manufacture of our Tesla Roadster. Although we complete the final assembly of our Tesla Roadster in our Menlo Park facility for vehicles destined for the United States market, currently we are dependent upon Lotus to complete the initial portion of the assembly process of the Tesla Roadster for us in Hethel, England and we expect this to continue until we discontinue sales of our current generation Tesla Roadster. The partially assembled vehicles manufactured by Lotus do not contain our electric powertrain and are referred to as gliders. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until January 2012. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a limited number of Tesla Roadsters for sale in 2012. We anticipate that our next generation Tesla Roadster, which we plan to launch at least one year after we begin production of the Model S, will be manufactured in our own facilities.

Pursuant to the supply agreement with Lotus, we are obligated to purchase a minimum of 2,400 partially assembled or fully assembled vehicles over the term of the agreement. If we are unable to meet this volume requirement, we are still responsible for payment to Lotus of the lesser of (i) the sum of Lotus’ actual incurred costs and an agreed upon profit margin per vehicle up to the minimum volume requirement or (ii) £5,400,000. To the extent we would like to produce more than the number of vehicles that we have contracted for, we will need to negotiate a new or amended supply agreement with Lotus but may be unable to do so on terms and conditions favorable to us, if at all. In such event, we may be required to contract with another third party to replace Lotus which would entail redesign of the Tesla Roadster chassis, adjustments to our supply chain and establishment of a light manufacturing facility. The expense and time required to complete this transition, and to assure that the vehicles and gliders manufactured at that facility comply with all relevant regulatory requirements, may turn out to be higher than anticipated. Entry into any such contract with another third party might also require us to agree to terms with Lotus on which Lotus would license certain intellectual property rights necessary for the manufacture of the Tesla Roadster to such third party. There can be no assurance that we will be able to find a third party to complete partial manufacture of the Tesla Roadster on terms favorable to us, if at all. In addition, there can be no assurance that we will be able to enter into an intellectual property rights license with Lotus on terms favorable to us, if at all. Additionally, because we are dependent upon our relationship with Lotus for the manufacturing of the Tesla Roadster, our business depends on Lotus continuing to operate as a viable and solvent entity and to continue to produce the Tesla Roadster vehicles and gliders pursuant to our supply agreement. Any delay or discontinuance by Lotus of delivery of the Tesla Roadster vehicles and gliders or failure by Lotus to produce the vehicles and gliders in accordance with quality standards would have a material adverse effect on our business, prospects, operating results and financial condition.

We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

The Tesla Roadster uses over 2,000 purchased parts which we source globally from over 150 suppliers, many of whom are currently single source suppliers for these components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We refer to these component suppliers as our single source suppliers. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our single source suppliers.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single sourced components on a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of the Tesla Roadster, such as the carbon fiber body panels, which are supplied to us by Sotira 35, a unit of Sora Composites Group, may be time consuming and costly.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel, carbon fiber, non-ferrous metals such as copper, as well as cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

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

Our business is dependent on the continued supply of battery cells for our vehicles and for the battery pack we produce for other automobile manufacturers. While we believe several sources of the battery cell we have selected for the Tesla Roadster are available, we have fully qualified only one supplier for the cells used in the Tesla Roadster. The same is also true for the battery cells used for battery packs that we supply to other OEMs. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of the Tesla Roadster and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Moreover, battery cell manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also already announced an estimated price for the base model of our planned Model S but do not anticipate announcing the final pricing of the other variants of the Model S until at least 2011. However, any attempts to increase the announced or expected prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. As of December 31, 2010 we had sold approximately 1,500 Tesla Roadsters to customers, almost all of which were sold in the United States and Europe, and had accepted reservations for approximately 3,400 Model S sedans. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, or if the final production version of the Model S is not sufficiently similar to the drivable design prototype, we may not be able to retain our current customers or attract new customers, and our business and prospects, operating results and financial condition would suffer as a result. In addition, because our performance electric vehicles to date have been sold largely through word of mouth marketing efforts, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers, and use more traditional advertising techniques. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date, we have limited experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. For example, a significant number of our stores have been open for less than one year and a portion of our sales team come from backgrounds other than automotive. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

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

We have not yet commenced production of our Model S sedan which we currently plan for mid-2012. For customers interested in reserving the Model S, we require an initial refundable reservation payment of at least $5,000. As of December 31, 2010, we had collected reservation payments for Model S sedans in an aggregate amount of $28.3 million. At this time, we do not plan to hold reservation payments separately or in an escrow or trust fund or pay any interest on reservation payments except to the extent applicable state laws require us to do so. We generally use these funds for working capital and other general corporate purposes.

California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV), which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. We expect that if the DMV determines that we may have violated the law, it would initially discuss its concerns with us and request voluntary compliance. If we are ultimately found to be in violation of California law, we might be precluded from taking reservation payments, and the DMV could take other actions against us, including levying fines and requiring us to refund reservation payments. Resolution of any inquiry may also involve restructuring certain aspects of the reservation program. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California may be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

Certain states may have specific laws which apply to reservation payments accepted by dealers, or manufacturers selling directly to consumers, or both. For example, the state of Washington requires that reservation payments or other payments received from residents in the state of Washington must be placed in a segregated account until delivery of the vehicle, which account must be unencumbered by any liens from creditors of the dealer and may not be used by the dealer. Consequently, we established a segregated account for reservation payments in the state of Washington in January 2010. There can be no assurance that other state or foreign jurisdictions will not require similar segregation of reservation payments received from customers. Our inability to access these funds for working capital purposes could harm our liquidity.

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

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. As of December 31, 2010, we had opened 16 Tesla stores in major metropolitan areas throughout the United States, Europe and Japan. We plan to open additional stores during 2011, with a goal of establishing approximately 50 stores globally within the next several years in connection with the planned Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles.

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

We began offering a leasing alternative to customers of our Tesla Roadster in the United States market in February 2010 through our wholly owned subsidiary Tesla Motors Leasing, Inc. During the latter half of 2010, we began offering a leasing alternative in Canada through our Canadian subsidiary. Under our program, we currently permit qualifying customers to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a predetermined residual value. We retain responsibility for the timely collection of payments from our customers, and are therefore exposed to the possibility of loss from a customer’s failure to make payments according to contract terms.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in Australia, Canada, Denmark, France, Germany, Hong Kong, Italy, Japan, Monaco, Singapore, Switzerland, Taiwan and the United Kingdom that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

We also face the risk that costs denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. A portion of our costs and expenses for the years ended December 31, 2010, 2009 and 2008 were denominated in foreign currencies such as the British pound and the euro. This is primarily due to the contract with Lotus in the United Kingdom to assemble the Tesla Roadster vehicles and gliders and other parts sourced in Europe. In addition, our international sales and marketing operations incur expenses denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. If the value of the United States dollar depreciates significantly against these currencies, our costs as measured in United States dollars will correspondingly increase and our operating results will be adversely affected. In addition, our battery cell purchases from Asian suppliers are subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results.

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

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota are currently the only customers of our electric powertrain sales and development services. In May 2009, we formalized a development agreement with Daimler as a result of which we performed specified research and development services. In addition, we have been selected by Daimler to supply it with up to 1,800 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. We began shipping the first of these battery packs and chargers in November 2009 and started to recognize revenue for these sales in the fourth quarter of 2009. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011 and we entered into a formal agreement for this arrangement in May 2010. There is no guarantee that we will be able to secure future business with Daimler or its affiliates as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a joint venture with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. If Daimler goes through with its production plans with Evonik, we are likely to lose this portion of our powertrain sales. Recently, Daimler has indicated that there may be an opportunity for us to continue supplying electric powertrain components, including battery packs, in 2012 and beyond, but we have not entered into any agreements with Daimler for these arrangements and we may never do so. In October 2010, we and Toyota entered into an agreement to develop a validated electric powertrain for the Toyota RAV4. However, we may not be able to enter into additional agreements with Toyota in the future. Other than our agreements with Daimler and Toyota, we have no significant development or sales agreements in place to drive our electric powertrain revenues. Even if we do develop such relationships, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

Our relationship with Daimler is subject to various risks which could adversely affect our business and future prospects.

Daimler has agreed to purchase components of our electric powertrain to support a trial of the Smart fortwo electric drive in at least five European cities and a pilot fleet of its A-Class electric vehicles to be introduced in Europe. In addition, we are negotiating agreements for Daimler to provide us with access to various parts, automotive support and engineering for the Model S and regarding various other areas of strategic cooperation with Daimler although there are no assurances that we will be able to enter into any such agreements. However, our relationship with Daimler poses various risks to us including:

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

In addition, our exclusivity and intellectual property agreement, or EIP Agreement, with Daimler North America Corporation (DNAC), an affiliate of Daimler provides that, if a Daimler competitor offers to enter into a competitive strategic transaction with us, we are required to give DNAC notice of such offer and DNAC will have a specified period of time in which to notify us whether it wishes to enter into such transaction with us on the same terms as offered by the third party. Because we will be able to enter into such a transaction with a third party only if DNAC declines to do so, this may decrease the likelihood that we will receive offers from third parties to enter into strategic arrangements in the future.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations significantly, increasing our total number of employees from 268 as of December 31, 2007 to 899 as of December 31, 2010 and further significant expansion will be required, especially in connection with the planned establishment of our Model S manufacturing facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect, Chairman of our Board of Directors and largest stockholder. While Mr. Musk has historically provided a significant amount of the funds required for our operations, we have not received any funding from Mr. Musk since March 2009 and are no longer dependent on the financial resources of Mr. Musk to fund our expected growth given the funds available under DOE Loan Facility and the proceeds from our IPO and private placements. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies, a developer and manufacturer of space launch vehicles, and Chairman of SolarCity, a solar equipment installation company.

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

Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether this integration will be successful. We have recently experienced significant changes in our management team and expect to continue to experience significant growth in our management team. Our senior management team has only limited experience working together as a group. Specifically, three of the six members of our senior management team have joined us within the last two years. For example, Gilbert Passin, our Vice President of Manufacturing, joined us in January 2010, George Blankenship, our Vice President of

Sales and Customer Experience, joined us in July 2010, and Eric Whitaker, our General Counsel, joined us in October 2010. This lack of long-term experience working together may impact the team’s ability to collectively quickly and efficiently respond to problems and effectively manage our business. Although we are taking steps to add senior management personnel that have significant automotive experience, many of the members of our current senior management team have limited or no prior experience in the automobile or electric vehicle industries.

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

Contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our planned manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

New United Motor Manufacturing, Inc. (NUMMI) has previously identified environmental conditions at the Fremont Site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues at the Fremont Site, we cannot currently determine with certainty the total potential costs to remediate pre-existing contamination, and we may be exposed to material liability as a result of the existence of any environmental contamination at the Fremont Site.

As the owner of the Fremont Site, we may be responsible under federal and state laws and regulations for the entire investigation and remediation of any environmental contamination at the Fremont Site, whether it occurred before or after the date we purchase the property. We have reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the closing of the purchase for any known or unknown environmental conditions (Remediation Activities), and NUMMI has agreed to pay the next $15.0 million for such Remediation Activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing.

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

Our performance electric vehicles, the sale of motor vehicles in general and the electronic components used in our vehicles are subject to substantial regulation under international, federal, state, and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. For example, the Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board with respect to emissions for our vehicles. We received a

Certificate of Conformity for sales of our Tesla Roadsters in 2008 and 2010, but did not receive a Certificate of Conformity for sales of the Tesla Roadster in 2009 until December 21, 2009. In January 2010, we and the EPA entered into an Administrative Settlement Agreement and Audit Policy Determination in which we agreed to pay a civil administrative penalty in the sum of $275,000 for failing to obtain a Certificate of Conformity for sales of our vehicles in 2009 prior to December 21, 2009.

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

•

the amendment or rescission of the federal law mandating increased fuel economy in the United States, referred to as the “Corporate Average Fuel Economy” (“CAFE”) standards could reduce new business opportunities for our powertrain sales and development activities;

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. We maintain product liability insurance for all our vehicles with annual limits of approximately $21 million on a claims-made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

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

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. The cost of fixing this most recent recall is not material. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of December 31, 2010, we had warranty reserves of $5.4 million. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our existing warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

We currently sell and market our vehicles in the European Union under the Tesla trademark. We have three trademark applications in the European Union for the Tesla trademark. These are subject to an outstanding opposition proceeding brought by a prior owner of trademarks consisting of the word Tesla. If we cannot resolve these remaining oppositions and thereby secure registered rights in the European Union, this will reduce our ability to challenge third party users of the Tesla trademark and dilute the value of the mark as our exclusive brand name in the European Union. In addition, there is a risk that the remaining prior rights owner could in the future take action to challenge our use of the Tesla mark in the European Union. This would have a severe impact on our position in the European Union and may inhibit our ability to use the Tesla mark in the European Union. If we were prevented from using the Tesla trademark in the European Union, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

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

In November 2010, a case was filed against us relating to the crash in California Superior Court. In that case, plaintiffs allege claims for negligence, negligent infliction of emotional distress, trespass, and violations of federal and state aviation laws and regulations against all defendants, and seek compensation for real property damage and loss of use, as well as personal property and emotional distress/bodily injury claims. In December 2010, the plaintiffs settled claims for real property damage but retained her claims for emotional distress, bodily injury and personal property damage. We believe that these remaining claims are covered by insurance.

As a result of the accident, other claims, including but not limited to those arising from loss of or damage to personal property, business interruption losses or damage to the electrical tower and surrounding area, may be asserted against various parties including us. The time and attention of our management may also be diverted in defending such claims. We may also incur costs both in defending against any claims and for any judgments if such claims are adversely determined.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our corporate headquarters and planned manufacturing facilities are located in California, a region known for seismic activity. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, our lease for our Palo Alto facility permits the landlord to terminate the lease following a casualty event if the needed repairs are in excess of certain thresholds and we do not agree to pay for any uninsured amounts. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

In the past material weaknesses in our internal control over financial reporting have been identified. If we fail to remediate any material weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, operating results, and financial condition.

In connection with the audit of our consolidated financial statements for the year ended and as of December 31, 2007, our independent registered public accounting firm identified two control deficiencies that represented material weaknesses in our internal control over financial reporting for the year ended and as of December 31, 2007. In connection with the audit of our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, our independent registered public accounting firm did not identify any material weaknesses in our internal control over financial reporting for the year ended and as of December 31, 2010, 2009 and 2008. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of these material weaknesses, there is heightened risk that a material misstatement of our financial statements relating to the years ended and as of December 31, 2007 was not prevented or detected. While no material weaknesses were identified during the course of our audit for the years ended December 31, 2010, 2009 and 2008, we cannot assure you that these or other similar issues will not arise in future periods.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission (SEC), and The Nasdaq Stock Market. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

As of December 31, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 54.7% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 29.1% of our outstanding shares of common stock as of December 31, 2010. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on effectiveness of our internal controls over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

The trading price of our common stock is likely to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17.00 per share at the IPO, our common stock has experienced an intra-day trading high of $36.42 per share and a low of $14.98 per share through February 28, 2011.

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

A substantial majority of our total outstanding shares are held by insiders and may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock.

Stockholders owning an aggregate of approximately 75,000,000 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144.

In addition, as of December 31, 2010, we have registered approximately 24,879,437 shares previously issued or reserved for future issuance under our equity compensation plans and agreements of which 13,804,788 were related to outstanding option awards. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our corporate headquarters and powertrain production operations are based in Palo Alto, California. We have a lease with Stanford University for 350,000 square feet which expires in January 2016 and houses our headquarters and powertrain activities. The Palo Alto facility serves as our production facility for the electric vehicle components we utilize in the Tesla Roadster and for our powertrain component and systems development and sales.

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI), which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land. The total cash paid was $42.0 million. The purchase totals 210 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon totaling approximately 5.4 million square feet. We intend to use the facility and manufacturing assets for the production of our planned Model S vehicle and to build our future vehicles. We are currently in an early stage of planning and building out this facility. We are required to comply with environmental regulations in connection with our planned Model S manufacturing facility in Fremont, California. In October 2010, we and NUMMI amended the May 2010 purchase agreement to include the transfer to us of certain operating permits, or emission credits, for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010.

Outside of our Fremont, California facility, we do not currently own any of our facilities. The following table sets forth the location, approximate size and primary use of our significant leased facilities:

Location (1)	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Palo Alto, California	350,000	Administration, engineering services and manufacturing services	January 2016
Hawthorne, California	132,250	Vehicle engineering and design services	December 2022
Maidenhead, United Kingdom	8,870	Administration, sales, service and marketing services	November 2015

(1)	We also lease a number of facilities for our retail locations around the world, most of which are 5,000 square feet or smaller, and we are leasing building space at Lotus’ facilities in the United Kingdom for administration.

We anticipate that the build out of both our Palo Alto facility and our planned Model S manufacturing facility in Fremont, California will be partially financed by our DOE Loan Facility.

We currently intend to add new facilities or expand our existing facilities as we add employees and expand our production organization. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at $17.00 per share on June 28, 2010. The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as reported on The NASDAQ Global Select Market.

	2010
	High	Low
Second Quarter (from June 29, 2010)	$23.89	$23.83
Third Quarter	21.98	15.80
Fourth Quarter	35.47	20.05

As of January 31, 2011, there were 365 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common or convertible preferred stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and compliance with certain covenants under our loan facility with the United States Department of Energy, which restrict or limit our ability to pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Tesla Motors, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from June 29, 2010 through December 31, 2010, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of all public companies sharing the same SIC code as us which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on June 29, 2010 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

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

We paid to the underwriters underwriting discounts and commissions totaling approximately $13.1 million in connection with the offering. In addition, we incurred additional costs of approximately $4.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $17.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $184.5 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through December 31, 2010, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and other operating expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

The following selected consolidated financial data table also reflects the 1-for-3 reverse stock split of our outstanding common stock effected in May 2010.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Automotive sales	$97,078	$111,943	$14,742	$73	$—
Development services	19,666	—	—	—	—

Total revenues	116,744	111,943	14,742	73	—
Cost of revenues (1):
Automotive sales	79,982	102,408	15,883	9	—
Development services	6,031	—	—	—	—

Total cost of revenues	86,013	102,408	15,883	9	—
Gross profit (loss)	30,731	9,535	(1,141)	64	—
Operating expenses (1):
Research and development (net of development compensation of $23,249 for the year ended December 31, 2009)	92,996	19,282	53,714	62,753	24,995
Selling, general and administrative	84,573	42,150	23,649	17,244	5,436

Total operating expenses	177,569	61,432	77,363	79,997	30,431

Loss from operations	(146,838)	(51,897)	(78,504)	(79,933)	(30,431)
Interest income	258	159	529	1,749	938
Interest expense	(992)	(2,531)	(3,747)	—	(423)
Other income (expense), net (2)	(6,583)	(1,445)	(963)	137	59

Loss before income taxes	(154,155)	(55,714)	(82,685)	(78,047)	(29,857)
Provision for income taxes	173	26	97	110	100

Net loss	$(154,328)	$(55,740)	$(82,782)	$(78,157)	$(29,957)

Net loss per share of common stock, basic and diluted (3)	$(3.04)	$(7.94)	$(12.46)	$(22.69)	$(10.18)

Weighted average shares used in computing net loss per share of common stock, basic and diluted (3)	50,718,302	7,021,963	6,646,387	3,443,806	2,941,411

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
Cost of revenues	$243	$61	$26	$—	$—
Research and development	4,139	376	125	95	17
Selling, general and administrative	16,774	997	286	103	6

Total	$21,156	$1,434	$437	$198	$23

(2)	In January 2010, we issued a warrant to the Department of Energy (DOE) in connection with the closing of our DOE loan facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our initial public offering (IPO) in July 2010. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will become exercisable in quarterly amounts depending on the average outstanding balance of our the DOE loan facility during the prior quarter. Since the number of shares of common stock ultimately issuable under the warrant will vary, this warrant will be carried at its estimated fair value with changes in the fair value of this common stock warrant liability reflected in other income (expense), net, until its expiration or vesting. Potential shares of common stock issuable upon exercise of the DOE warrant will be excluded from the calculation of diluted net loss per share of common stock until at least such time as we generate a net profit in a given period.
(3)	Diluted net loss per share of common stock is computed excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of stock options to purchase shares of our common stock and warrants to purchase shares of our convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the if-converted method). For purposes of these calculations, potential shares of common stock have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive since we generated a net loss in each period.

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$99,558	$69,627	$9,277	$17,211	$35,401
Restricted cash—current (1)	73,597	—	—	—	—
Property, plant and equipment, net (2)	114,636	23,535	18,793	11,998	7,512
Working capital (deficit)	150,321	43,070	(56,508)	(28,988)	8,458
Total assets	386,082	130,424	51,699	34,837	44,466
Convertible preferred stock warrant liability (3)	—	1,734	2,074	191	227
Common stock warrant liability (3)	6,088	—	—	—	—
Capital lease obligations, less current portion	496	800	888	18	—
Long-term debt (4)	71,828	—	—	—	—
Convertible preferred stock	—	319,225	101,178	101,178	60,173
Total stockholders’ equity (deficit)	207,048	(253,523)	(199,714)	(117,846)	(43,923)

(1)	Upon the completion of our IPO and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund a restricted dedicated account as required under the provisions of our DOE loan facility. Through December 31, 2010, we transferred $26.4 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE loan facility.
(2)	In October 2010, we completed the purchase of our Fremont, California facility and certain of the manufacturing assets located thereon.
(3)	In January 2010, we issued a warrant to the DOE in connection with the closing of our DOE loan facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our initial public offering in July 2010.
(4)	In January 2010, we closed our DOE loan facility and began making draw downs under the loan facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview and 2010 Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network, and market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We were incorporated in Delaware in 2003, opened our first store in Los Angeles, California in May 2008, and introduced our first vehicle, the Tesla Roadster, in early 2008. In July 2009, we introduced a new Roadster model, the Tesla Roadster 2, and its higher performance option package Roadster Sport, as well as launched the Tesla Roadster in Europe. On July 1, 2010, we introduced the Roadster 2.5, with new styling and an upgraded interior.

During the year ended December 31, 2010, we experienced solid performance from sales of the Tesla Roadster, especially considering that the automotive sales recognized in 2009 were driven primarily from the fulfillment of a significant reservations list that had accumulated prior to and through 2009. Our automotive sales revenues in 2010 were primarily driven by retail store expansion globally and higher sales and marketing activities, higher average selling prices from an expanded offering of vehicle options to our customers, as well as higher average selling prices outside of the United States. During 2010, we continued to expand our presence in Europe and introduced the Tesla Roadster in Canada and in Asia. Our network of stores increased to 16 stores by the end of 2010 and as of December 31, 2010, we had sold over 1,500 Tesla Roadsters to customers in 31 countries, with sales volume being concentrated in the United States and in Europe.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster and during the latter half of 2010, we began offering a leasing alternative in Canada. Under our program, we permit qualifying customers to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a predetermined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases. Lease revenues for the year ended December 31, 2010 were $0.8 million and are recorded as part of our automotive sales revenue. Approximately 14% of the Tesla Roadsters delivered during 2010 were under operating leases.

We continued to expand our electric powertrain component and development activities with other automotive manufacturers. By the end of 2009, we had completed the development of a battery pack and charger for Daimler AG’s (Daimler) Smart fortwo electric drive and were selected by Daimler to supply it initially with up to 1,000 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. In 2010, we made significant deliveries of the Smart fortwo battery packs and chargers to Daimler which contributed approximately $21 million to our automotive sales revenue. Since 2009, Daimler has increased its orders under this program, with the current total order at 1,800 battery packs and chargers. Production of the battery packs and chargers is expected to continue through mid-2011. During the year, Daimler also engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. A formal agreement for this arrangement was entered into with Daimler in May 2010 and upon completion of the A-Class battery pack and charger in October, we started recognizing revenue from the delivery of production battery packs and chargers for the Daimler A-Class program, which we expect to continue through the balance of 2011.

In May 2010, we and Toyota Motor Corporation (Toyota) announced our intention to cooperate on the development of electric vehicles, and for us to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. In July 2010, we and Toyota entered into an early Phase 0 agreement to develop an electric powertrain for the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes would be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We began developing and delivering prototypes to Toyota for evaluation during the latter half of the year. In connection with this program, in October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to our agreements, Toyota will pay us up to $69 million for the anticipated development services to be provided by us over the expected term of our performance. We expect to achieve our deliverables through late 2011 or early 2012.

As a result of solid sales of the Tesla Roadster, as well as increased powertrain component sales and the commencement of development services revenues from both Daimler and Toyota, total revenues for 2010 were $116.7 million, an increase over total revenues of $111.9 million in 2009.

We are designing our second vehicle, the planned Model S, for a significantly broader customer base than the Tesla Roadster and plan to manufacture the Model S in higher volumes than our current volumes for the Tesla Roadster. Model S development progressed well during 2010, culminating in the completion of our first drivable alpha prototype in December. Expenses related to the Model S alpha prototype build, increased production and engineering headcount and other important engineering, design and testing work being undertaken at several of our suppliers to support Model S readiness, contributed to the $73.7 million increase in research and development expenses from 2009 to $93.0 million in 2010.

Alongside Model S engineering and manufacturing engineering development, we also completed the purchase of our Fremont manufacturing facility in October, which we intend to use for the production of our planned Model S and future vehicles. In May 2010, we entered into an agreement to purchase an existing automobile production facility in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI), which is a joint venture between Toyota and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land. The purchase totals 210 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon. In October 2010, we and NUMMI amended the facility purchase agreement to include the transfer to us of certain operating permits for additional consideration. The aggregate purchase price that we paid to NUMMI was $48.5 million, including the operating permits.

In August 2010, we entered into an additional purchase agreement with NUMMI for the purchase of certain manufacturing equipment and spare parts located at the Fremont facility. This purchase agreement was subsequently amended to include additional manufacturing equipment and spare parts and in October 2010, we completed this purchase concurrent with the completion of the facility purchase. The aggregate purchase price that we paid for these assets was $16.7 million. The purchase of the Fremont manufacturing facility and assets, along with other Model S related investments and investments that we made at our Palo Alto, California corporate headquarters and powertrain facility, brought our capital expenditures up to $105.4 million in 2010 from $11.9 million for 2009.

We completed several significant financing transactions in 2010 to help progress our Model S and powertrain development activities, as well as support our capital investments in manufacturing infrastructure:

•

In January 2010, we entered into our Department of Energy Loan Facility (DOE Loan Facility) for $465.0 million to support the expansion of our manufacturing operations, subject to certain draw conditions. Up to an aggregate principal amount of $101.2 million is available under the first term loan facility to finance the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components. Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 91.5% of the costs eligible for funding for the development of, and to build out the manufacturing facility for our Model S sedan.

•

In July 2010, we closed our initial public offering (IPO) pursuant to which we sold 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we incurred offering costs of $4.4 million related to the IPO. Concurrent with the closing of our IPO, we sold 2,941,176 shares of our common stock to Toyota and received proceeds of $50.0 million.

•	In November 2010, we sold 1,418,573 shares of our common stock to an entity affiliated with Panasonic Corporation (Panasonic) for aggregate proceeds of $30.0 million.

Management Opportunities, Challenges and Risks—2011 Outlook

Our focus for 2011 continues to be on the disciplined development and preparation for the launch of the planned Model S in mid-2012, as well as the continued growth of revenues through sales of the Tesla Roadster and our powertrain sales and development activities with our strategic partners.

We expect sales of the Tesla Roadster to grow over 2010, but expect some seasonality during the winter months. We have a supply agreement with Lotus to purchase a minimum of 2,400 Tesla Roadster vehicles or gliders. Through December 31, 2010, we have delivered over 1,500 vehicles. We currently intend to manufacture the majority of our gliders with Lotus for our current generation Tesla Roadster until January 2012, and we intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a limited number of Tesla Roadsters for sale in 2012. To the extent we wish to sell additional Tesla Roadsters with the Lotus gliders beyond the number of vehicles we have contracted for, we will need to negotiate a new or amended supply agreement with Lotus but may be unable to do so on terms and conditions favorable to us, if at all. We do not currently plan to begin selling our next generation Tesla Roadster until at least one year after the launch of the Model S and we intend to perform such manufacturing entirely in our own facilities. Continued difficult economic conditions, competition from third parties and the planned availability of the Model S in 2012 could result in depressed sales of the Tesla Roadster in 2011. We expect to continue to experience seasonality for sales of the Tesla Roadster. We also anticipate that we will place greater sales emphasis on the generation of Model S reservations during the second half of 2011 as we work towards the launch of our planned Model S in mid-2012.

As a result of our expanded electric powertrain supply and development services activities with our strategic partners in 2010, we will have significant deliveries and milestones to achieve in 2011. Along with the supply of battery packs and chargers for Daimler’s Smart fortwo EV and A-Class programs, we will also have important development milestones and prototypes to deliver to Toyota as part of our Toyota RAV4 agreements. Although our current agreements with Daimler and Toyota provide us with increased revenue potential in 2011 from powertrain-related activities, we do not yet have finalized any agreements with Daimler or Toyota for significant sales or services beyond 2011.

Model S development will continue to be a primary focus for 2011. Ensuring that our engineering, operations and manufacturing engineering teams execute on all significant activities will be critical to a timely launch of our Model S in mid-2012. Our progress towards our beta prototype activities as well as readiness of our manufacturing capabilities, will influence our ability to achieve the manufacturing cost per unit that we are currently projecting.

In 2011, we publicly announced the Tesla Model X as the first vehicle we intend to develop by leveraging the Model S platform. We are designing the Model X as a crossover vehicle. We intend to develop a prototype of the Model X by the end of 2011. The acceleration of the development of future vehicles, including the Tesla Model X, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

Our operating expenses are expected to increase in 2011 as we continue to execute on the Model S program, systematically and strategically expand our sales and marketing activities globally to support the launch of the Model S, as well as to maintain and support the overall activities of a growing public company. As we continue to make significant investments in research and development and our infrastructure to launch the Model S, we expect to continue generating a net loss despite anticipated growth in revenues and improvements in margin. Cost control within our operations, especially in general and administrative, continues to be an important objective.

Capital spending for the Model S program is anticipated to be at its highest level in 2011, as we plan to purchase much of the tooling and manufacturing equipment required for production. Inclusive of non-Model S related investments, aggregate capital expenditures for 2011 are expected to be in the range of $190 million to $215 million. The majority of these capital investments should be reimbursable under the terms of our DOE Loan Facility. With this level of capital spending, we can execute on our strategic decision to increase in-sourcing, primarily in stampings and plastics. We have also elected to invest incrementally in new technologies, primarily in our paint and body shops, to produce vehicles at a higher quality at an affordable cost.

Furthermore, we are investing in additional plant automation which provides us with the flexibility to expand capacity to produce up to 20,000 units on just one shift. This investment would have a relatively short payback in terms of saved labor and overhead costs. Additionally, plant automation will allow us to accommodate either higher Model S production or the efficient introduction of future models. As significant capital investment is required to bring our Fremont facility and Model S manufacturing assets to a state of production readiness, all depreciation of our capital expenditures related to the Fremont facility will begin with the start of Model S production.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

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

Development Services

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs and chargers to meet a customer’s specifications. Beginning in the quarter ended March 31, 2010, we started entering into such contracts with the expectation that our development services would constitute a viable revenue-generating activity. Revenue is recognized as a development arrangement is finalized, the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheet. As of December 31, 2010, we had deferred $4.0 million in revenue related to development services being performed for Toyota. Increased complexity to our development agreements or changes in our judgments and estimates regarding application of these revenue recognition guidelines could result in a change in the timing or amount of revenue recognized in future periods.

Costs of development services are expensed as incurred. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of development services.

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

Once inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the years ended December 31, 2010 and 2009, we recorded write-downs of $1.0 million and $1.4 million, in cost of automotive sales, respectively. During the year ended December 31, 2008, we recorded write-downs of $3.7 million to research and development expenses and $0.6 million to cost of automotive sales.

The inventory amounts are based on our current estimates of demand, selling prices and production costs. Should our estimates of future selling prices or production costs change, material changes to these reserves may be required. Further, a small change in our estimates may result in a material charge to our reported financial results.

Warranties

We accrue warranty reserves at the time a vehicle or powertrain component is delivered to a customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a new vehicle or powertrain component and accordingly, the adjustments that we record may be material. As of December 31, 2010 and 2009, we had $5.4 million and $3.8 million in warranty reserves, respectively. Adjustments to warranty reserves are recorded in cost of automotive sales.

It is likely that as we sell additional Tesla Roadsters and powertrain components, we will acquire additional information on the projected costs to repair or to replace items under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

Valuation of Stock-Based Awards, Common Stock and Warrants

Stock-Based Compensation

We use the fair value method of accounting for our stock options granted to employees which requires us to measure the cost of employee services received in exchange for the stock options, based on the grant date fair value of the award. The fair value of the awards is estimated using the Black-Scholes option-pricing model. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period which is generally four years. Stock-based compensation expense is recognized on a straight-line basis, net of forfeitures.

The fair value of each new employee option awarded was estimated on the grant date for the periods below using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2010	2009	2008
Risk-free interest rate	2.0%	2.2%	2.2%
Expected term (in years)	5.3	4.6	4.6
Expected volatility	71%	64%	53%
Dividend yield	0%	0%	0%

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

Common Stock Valuation

Upon the completion of our IPO on July 2, 2010, our common stock has been valued by reference to its publicly traded price. Prior to the IPO, we historically granted stock options with exercise prices equal to the fair value of our common stock as determined at the date of grant by our Board of Directors. Because there has been no public market for our common stock, our Board of Directors determined the fair value of our common stock by considering a number of objective and subjective factors, including the following:

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

Our projected cash flows have been primarily derived from our Tesla Roadster, Model S and powertrain revenue streams. In more recent valuations, these cash flow projections take into account the fact that we have been selling the Tesla Roadster since 2008, that we began selling powertrain components in the quarter ended December 31, 2009 and our anticipation of Model S production in mid-2012.

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

For those reports that relied on the fundamental analysis, we prepared a financial forecast to be used in the computation of the enterprise value for both the market approach and the income approach. The financial forecasts took into account our past experience and future expectations. The risks associated with achieving these forecasts were assessed in selecting the appropriate discount rate. As discussed below, there is inherent uncertainty in these estimates. Second, we allocated the resulting equity value among the securities that comprise our capital structure using the Option-Pricing Method. The aggregate value of the common stock derived from the Option-Pricing Method was then divided by the number of common shares outstanding to arrive at the per common share value. For those reports before our IPO that relied on the recent round of financing, we back-solved for the total equity value such that the value of the instrument sold in the recent round as calculated by the option pricing model was consistent with the observed transaction price.

Our Board of Directors considered the valuations derived from the approaches above, the probability and timing of completing an IPO as of those dates, as well as other qualitative factors in arriving at our common stock valuations, including the following:

•	significant operating losses since inception;

•	macroeconomic uncertainty in 2008;

•	the absence of a significant IPO market throughout 2008 and continuing through the second quarter of 2009; and

•	other market developments that influence forecasted revenue.

Valuations that we have performed require significant use of estimates and assumptions. If different estimates and assumptions had been used, our common stock valuations could be significantly different and related stock-based compensation expense may be materially impacted.

Warrants

We have accounted for our freestanding warrants to purchase shares of our convertible preferred stock as liabilities at fair value upon issuance. We have recorded the warrants as a liability because the underlying shares of convertible preferred stock are contingently redeemable and, therefore, may obligate us to transfer assets at some point in the future. The warrants are subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized as a component of other expense, net on the consolidated statements of operations.

In January 2010, we issued a warrant to the DOE in connection with the closing of the DOE Loan Facility to purchase shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. This convertible preferred stock warrant became a warrant to purchase shares of our common stock at an exercise price of $7.54 per share upon the closing of our IPO in July 2010. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will become exercisable in quarterly amounts depending on the average outstanding balance of the DOE Loan Facility during the prior quarter. The warrant may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrant will be reduced. Since the number of shares of common stock ultimately issuable under the warrant will vary, this warrant will be carried at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. Our ability to prepay the DOE Loan Facility and consequently, the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative is inherently valued and accounted for as part of the warrant.

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

The significant assumptions that we use in the valuation of the DOE warrant include similar assumptions used in the valuation of otherwise featureless stock warrants at various simulated stock prices, as well as the interest rate differential between the interest rates under our DOE Loan Facility and market interest rates for companies comparable to us. The estimated value of our stock warrant requires us to use a Black-Scholes option-pricing model, which incorporates several assumptions that are subject to significant management judgment as is the case for stock-based compensation discussed above. The differential between the interest rates under our DOE Loan Facility and market interest rates is derived from the credit spread data of several unrelated public companies within industries related to our business. As the average simulated value of our stock warrant increases relative to the credit spread of our comparator companies, the fair value of our DOE warrant decreases since the economic cost of prepaying our outstanding loans under the DOE Loan Facility and replacing the funds with market interest rate debt, would be lower than the economic cost associated with the dilution caused by the vesting of warrants. Similarly, as the credit spread of our comparator companies increases relative to the average simulated value of our stock warrant, the fair value of our DOE warrant increases since the economic cost associated with prepaying our outstanding loans under the DOE Loan Facility and replacing the funds with market interest rate debt is higher than the economic cost associated with the dilution caused by the vesting of warrants, and therefore, we would not prepay our outstanding DOE debt and we would allow a higher number of warrants to vest. Prior to completion of our IPO, the fair value of the DOE warrant was included within the convertible preferred stock warrant liability on the consolidated balance sheet. Upon the completion of our IPO on July 2, 2010, this warrant was reclassified on our consolidated balance sheet from convertible preferred stock warrant liability to common stock warrant liability. The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of December 31, 2010, the fair value of the DOE warrant was $6.1 million. The relative movements in our stock price as compared to the credit spread of our comparator companies will result in fair value changes being recorded in other expense, net, in future periods which may be significant.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2010, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The guidance is effective beginning January 1, 2011 with early application permitted. We are currently evaluating the impact of the standard on our consolidated financial statements.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenues
Automotive sales	$97,078	$111,943	$14,742
Development services	19,666	—	—

Total revenues	116,744	111,943	14,742
Cost of revenues
Automotive sales	79,982	102,408	15,883
Development services	6,031	—	—

Total cost of revenues	86,013	102,408	15,883
Gross profit (loss)	30,731	9,535	(1,141)
Operating expenses
Research and development (net of development compensation of $23,249 for the year ended December 31, 2009)	92,996	19,282	53,714
Selling, general and administrative	84,573	42,150	23,649

Total operating expenses	177,569	61,432	77,363

Loss from operations	(146,838)	(51,897)	(78,504)
Interest income	258	159	529
Interest expense	(992)	(2,531)	(3,747)
Other expense, net	(6,583)	(1,445)	(963)

Loss before income taxes	(154,155)	(55,714)	(82,685)
Provision for income taxes	173	26	97

Net loss	$(154,328)	$(55,740)	$(82,782)

Revenues

Automotive Sales

Automotive sales consisted of the following for the periods presented:

	Year Ended December 31,
	2010	2009	2008
Vehicle, options and related sales	$75,459	$111,555	$14,742
Powertrain component and related sales	21,619	388	—

Total automotive sales	$97,078	$111,943	$14,742

Automotive sales during the year ended December 31, 2010 were $97.1 million, a decrease from $111.9 million during the year ended December 31, 2009. Automotive sales for the year ended December 31, 2010 consisted of $75.5 million of vehicle, options and related sales, and $21.6 million of powertrain component and related sales, compared to $111.6 million of vehicle, options and related sales and $0.4 million of powertrain component and related sales for the year ended December 31, 2009. Automotive sales for the year ended December 31, 2008 were $14.7 million, comprised primarily of sales of the Tesla Roadster which we began to deliver in the fourth quarter of 2008 as well as related zero emission vehicle, or ZEV, credits. Almost all of the revenue recognized during the year ended December 31, 2008, came from fulfilling reservations placed in prior periods.

During the first three quarters of 2009, we continued to fulfill reservations for the Tesla Roadster and we had made a significant effort to increase our production capacity in order to accelerate deliveries to customers who had been on our waitlist for a significant amount of time. As a result, a significant portion of the revenue recognized during the first three quarters of 2009 came from fulfilling reservations placed prior to 2009. Beginning with the fourth quarter of 2009, sales of the Tesla Roadster began more closely approximating the level of orders placed during the quarter. Consequently, the comparison of revenue for the year ended December 31, 2010 versus the year ended December 31, 2009 may not be meaningful. As such, vehicle, options and related sales for the year ended December 31, 2010 were more reflective of current demand as compared to the prior year. Similarly, ZEV credit sales which are included in vehicle, options and related sales, were higher during the year ended December 31, 2009 as the fulfillment of a significant number of reservations allowed us to sell a larger number of ZEV credits. The year over year decrease in vehicle deliveries was partially offset by higher selling prices from an expanded offering of vehicle options to our customers as well as higher average selling prices outside of the United States.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases. Lease revenues are recorded in vehicle, options and related sales within automotive sales revenue and for the year ended December 31, 2010, we recognized $0.8 million. During the year ended December 31, 2010, approximately 14% of the vehicles delivered during the year were under operating leases. As of December 31, 2010, we had deferred revenues of $1.1 million of down payments which will be recognized over the term of the individual leases.

Powertrain component and related sales were comprised primarily of battery packs and chargers that we delivered to supply Daimler’s Smart fortwo program. We have been selected by Daimler to supply it with up to 1,800 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities. We began delivering and recognizing revenue for these production battery packs and chargers at the end of 2009.

Prior to 2010, most of our revenues had been generated through sales of our vehicles in the United States and we had no revenues from sales outside of the United States prior to the third quarter of 2009. Our international sales commenced with the launch of the Tesla Roadster in Europe in July 2009 and since then, we have recognized revenue from sales of the Tesla Roadster in additional countries including Canada, Japan and Hong Kong. For the years ended December 31, 2010 and 2009, 55% and 19% of our revenue from vehicle, options and related sales, respectively, were derived outside of the United States. All of our powertrain component and related sales were derived outside of the United States. As we continue to expand into additional new markets, we expect our international automotive sales to increase in aggregate dollar amounts but to remain relatively consistent as a percentage of total revenues.

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

During the first quarter of 2010, Daimler also engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the first quarter of 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler to that point. In May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples. As of December 31, 2010, we had completed our deliverables under this agreement and for the year ended December 31, 2010, we recognized $14.4 million in development services revenue.

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. During the year ended December 31, 2010, we began producing and delivering prototypes to Toyota and recognized $1.0 million in development services revenue.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to this agreement, Toyota will pay us up to $60.0 million for the anticipated development services to be provided by us over the expected term of our performance, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the year ended December 31, 2010, we completed the first milestone and along with the amortization of our upfront payment, we recognized $3.3 million in development services revenue.

We intend to grow our development services revenue over time by establishing additional commercial arrangements with Daimler, Toyota and other automobile manufacturers. Additionally, we expect our development services revenue may fluctuate in future periods based on the timing of cash receipts as compared to the timing of meeting revenue recognition criteria.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended December 31, 2010 was $86.0 million, a decrease from $102.4 million for the year ended December 31, 2009. The decrease in cost of revenues was driven primarily by the significant number of vehicles delivered during the first three quarters of 2009 from fulfilling customer reservations placed prior to 2009.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we record cost of automotive sales equal to the depreciation of the leased vehicles on a straight-line basis over the term of the individual leases. Cost of automotive sales related to leased vehicles was $0.4 million for the year ended December 31, 2010.

The decrease in cost of revenues from automotive sales for the year ended December 31, 2010 was partially offset by the increase in cost of revenues from development services. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. During the quarter ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. As of March 31, 2010, a development agreement had yet to be finalized and as such, the related development services costs of $0.5 million that we incurred during the quarter ended March 31, 2010 were expensed in research and development. In May 2010, we finalized the agreement and began recording the costs related to this program in cost of revenues.

Gross profit for the year ended December 31, 2010 was $30.7 million, an increase from $9.5 million for the year ended December 31, 2009. The increase was driven primarily by the gross profit contributed by our development services revenues which we began to recognize in 2010; an expanded offering of vehicle options to our customers; the continued launch of the Tesla Roadster internationally, where in certain markets, we have experienced higher selling prices; and cost improvements associated with the model changeover from the Tesla Roadster to the Tesla Roadster 2 during the second half of 2009. Gross profit for the year ended December 31, 2010 was also favorably impacted by the fact that certain of the A-Class development services revenue that we recognized during the year ended December 31, 2010 did not have any corresponding cost of revenues, since these costs were recorded in research and development expenses prior to us finalizing the development agreement in May 2010.

Cost of revenues of $102.4 million for the year ended December 31, 2009 increased from $15.9 million for the year ended December 31, 2008. The significant increase in cost of revenues was due to the increase in Tesla Roadster sales from which we began to recognize revenue during the fourth quarter of 2008; higher warranty expense; and the model changeover from the Tesla Roadster to the Tesla Roadster 2 as well as significant part changes implemented to improve the design and reduce per unit costs, for which we recorded charges to cost of revenues in the amount of $1.4 million for excess and obsolete inventory during the year ended December 31, 2009.

Gross loss for the year ended December 31, 2008 was $1.1 million due to the lower average selling prices for our initial vehicles, the high materials and manufacturing costs associated with our first generation Tesla Roadster and limited economies of scale from low vehicle production volumes. Gross profit for the year ended December 31, 2009 of $9.5 million benefited from higher per unit revenue and reduced manufacturing cost from increased volume and component re-design.

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

Research and development expenses for the year ended December 31, 2010 were $93.0 million, an increase from $19.3 million for the year ended December 31, 2009. Research and development expenses during the year ended December 31, 2009 included $23.2 million in Daimler Smart fortwo development compensation which was recorded as an offset to research and development expenses. The $73.7 million increase in research and development expenses during the year ended December 31, 2010 consisted primarily of a $25.0 million increase in employee cash and stock-based compensation expenses primarily associated with significantly higher headcount to support our Model S and powertrain development activities, the $23.2 million Daimler development compensation offset recognized during the year ended December 31, 2009, a $10.5 million increase in materials and prototyping expenses primarily to support our Model S alpha build as well as powertrain development activities; a $10.7 million increase in professional and outside services costs related to Model S engineering, design and testing activities; and a $1.6 million increase in office, information technology and facilities-related costs to support the growth of our business, including our transition to our Palo Alto headquarters.

During the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. As of March 31, 2010, a development agreement had yet to be finalized and as such, the related development services costs of $0.5 million that we incurred during the quarter ended March 31, 2010 were expensed in research and development. In May 2010, we finalized the agreement and began recording the costs associated with this program in cost of revenues.

Research and development expenses of $19.3 million for the year ended December 31, 2009 decreased from $53.7 million for the year ended December 31, 2008. The $34.4 million decrease in research and development expenses was a result of the $23.2 million Daimler development compensation offset recognized during the year ended December 31, 2009, a $13.3 million decrease resulting from the allocation of various manufacturing-related costs to inventory and cost of sales once we transitioned into commercial production, a $3.2 million decrease in charges related to excess and obsolescence, adverse purchase commitments and materials and tooling expense due both to the classification of production-related costs to cost of sales once we transitioned into commercial production as well as lower outside professional services, partially offset by a $5.5 million increase in employee compensation expenses associated with higher headcount for the year ended December 31, 2009.

We began receiving payments under the Smart fortwo development arrangement with Daimler in the year ended December 31, 2008 to compensate us for the cost of our development activities. We deferred recognition for these payments received in advance of the execution of the final agreement because a number of significant contractual terms were not in place prior to that time. Upon entering into the final agreement in May 2009, we began recognizing, as an offset to our research and development expenses, the deferred development compensation of $14.5 million on a straight-line basis. This amount was recognized over the expected life of the agreement, beginning in May 2009 and continuing through November 2009. Payments that we received upon the achievement of development milestones subsequent to contract execution in May 2009, were recognized, as an offset to our research and development expenses, upon achievement and acceptance of the respective milestones. We did not recognize any development compensation from Daimler during the year ended December 31, 2008.

Since the commercial launch of the Tesla Roadster, our investment in related research and development has decreased significantly. We have, however, significantly increased our research and development efforts for the Model S, which has resulted in an increase in our research and development expenses in both aggregate dollar amounts and as a percentage of our revenues. We anticipate that this trend will continue on an annual basis as we incur additional costs to develop the Model S and to operate our planned Model S manufacturing facility in Fremont, California prior to the start of Model S production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses for the year ended December 31, 2010 were $84.6 million, an increase from $42.2 million for the year ended December 31, 2009. The $42.4 million increase in our selling, general and administrative expenses during the year ended December 31, 2010 consisted primarily of a $15.8 million increase in stock-based compensation expense related to a larger number of outstanding equity awards, expense related to performance-based awards, an increasing common stock valuation applied to new grants made in 2010, and the $2.4 million correction of additional stock-based compensation expense that should have been recorded during the year ended December 31, 2009; a $13.4 million increase in employee cash compensation expenses related to higher sales and marketing headcount to support a larger number of stores in the United States and Europe and higher general and administrative headcount to support the expansion of the business; a $7.1 million increase in office, information technology and facilities-related costs to support the growth of our business, including the opening of new stores and service locations and our transition to our Palo Alto headquarters; a $3.2 million increase in travel and expenses related to our sales and marketing activities; and a $1.0 million increase in professional services costs related to ongoing trademark and patent work, recruiting, as well as general corporate development activities.

Selling, general and administrative expenses of $42.2 million for the year ended December 31, 2009 increased from $23.6 million for the year ended December 31, 2008. The $18.6 million increase in our selling, general and administrative expenses during the year ended December 31, 2009 consisted primarily of an $8.4 million increase in employee compensation expenses related to higher sales and marketing headcount to support our opening of additional stores in the United States and Europe, as well as higher general and administrative headcount to support the expansion of the business and our efforts to become a public company; a $4.7 million increase in office, information technology and facilities costs to support the growth of our business, including the opening of new stores; a $2.0 million increase in legal services and legal settlements and accounting and other consulting services to support our growth; and a $1.3 million increase in costs principally related to increased marketing activities.

We expect selling, general and administrative expenses to increase both in aggregate dollar amounts and as a percentage of revenue in future periods as we continue to grow and expand our operations, increase our sales and marketing activities to handle our expanding market presence and prepare for the planned Model S commercial launch in mid-2012, and as we support the requirements of being a public company. We also expect an increase in our selling, general and administrative expenses as a result of our planned increase in the number of Tesla stores. As of December 31, 2010, we had opened Tesla stores in the United States, Europe and Japan. We plan to open additional stores during 2011.

Interest Expense

Interest expense for the year ended December 31, 2010 was $1.0 million, a decrease from $2.5 million for the year ended December 31, 2009. Interest expense during the year ended December 31, 2009 was primarily related to our convertible notes which were converted into shares of our Series E convertible preferred stock in May 2009, while interest expense during the year ended December 31, 2010 was primarily due to our loans under the DOE Loan Facility which we began accessing in 2010. During the year ended December 31, 2010, we capitalized $0.8 million of interest expense to assets under construction.

Interest expense of $2.5 million for the year ended December 31, 2009 decreased from $3.7 million for the year ended December 31, 2008. The decrease in interest expense was due to the conversion of our convertible notes into shares of our Series E convertible preferred stock in May 2009.

We expect interest expense to increase as we continue to draw down on the DOE Loan Facility to fund our Model S and powertrain activities.

Other Expense, Net

Other expense, net consists primarily of the change in the fair value of our warrant liabilities and transaction gains and losses on our foreign currency-denominated assets and liabilities. We expect our transaction gains and losses will vary depending upon movements in the underlying exchange rates. Income or charges resulting from the change in the fair value of our convertible preferred stock warrant liability, excluding the DOE warrant liability, was eliminated after July 2, 2010, as these warrants were net exercised at the completion of our IPO. The DOE convertible preferred stock warrant which we issued in January 2010, became a common stock warrant on July 2 and is carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net, until its expiration or vesting.

Other expense, net, for the year ended December 31, 2010 was $6.6 million, an increase in expense compared to other expense, net, of $1.4 million for the year ended December 31, 2009. The increase in expense for the year ended December 31, 2010 was primarily due to the fair value changes in our warrant liabilities as well as the liability related to common stock warrants to certain of our stockholders which we issued in May 2010, both of which increased significantly in conjunction with the increase in our common stock valuation.

Other expense, net, for the year ended December 31, 2009 increased from $1.0 million for the year ended December 31, 2008. The increase was primarily a result of a $1.8 million increase in foreign currency transaction losses associated with a higher level of foreign currency denominated purchases as well as the strengthening of foreign currencies against the U.S. dollar, partially offset by a $1.6 million decrease in the fair value change of our outstanding convertible preferred stock warrants during the year ended December 31, 2009.

Provision for Income Taxes

Our provision for income taxes for the year ended December 31, 2010 was $0.2 million, an increase from the provision for income taxes of $26,000 during the year ended December 31, 2009. The increase was due primarily to the launch of the Tesla Roadster in Europe in July 2009 and the ensuing increase in taxable income in our international jurisdictions in subsequent periods. Additionally, during the year ended December 31, 2009, we recognized research and development benefits from our foreign operations which decreased our provision for income taxes.

Our provision for income taxes for the year ended December 31, 2009 decreased from the provision for income taxes of $0.1 million for the year ended December 31, 2008. The decrease was due primarily to the research and development benefits that we recognized in 2009 from our foreign operations.

Liquidity and Capital Resources

As of December 31, 2010, we had $566.4 million principal sources of liquidity available from our cash and cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes cash and cash equivalents in the amount of $99.6 million which included investments in money market funds, cash of $73.6 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $393.2 million available under the DOE Loan Facility, which is primarily intended to cover spending related to the development of the Model S and our powertrain activities.

Our primary source of cash historically has been proceeds from the sales of convertible preferred stock and convertible notes, and through December 31, 2009, we had raised an aggregate of $319.2 million from convertible preferred stock and convertible note financings. During the year ended December 31, 2010, we entered into our $465.0 million DOE Loan Facility from which we have begun to make draw downs, as well as completing our IPO and private placements with Toyota and Panasonic. Other sources of cash have also included reservation payments from customers for the Tesla Roadster and more recently from sales of the Tesla Roadster, cash from the provision of electric powertrain development services, sales of powertrain components, draw downs from the DOE Loan Facility and refundable reservation payments for our Model S.

We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities, will be sufficient to fund our operations through the anticipated initial customer deliveries of the Model S. This capital will fund our ongoing operations, continue research, development and design efforts, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S. The acceleration of the development of future vehicles, investments in new technologies, increased insourcing of manufacturing capabilities, investments to expand our powertrain activities or further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We may also choose to opportunistically raise additional funds if market conditions are favorable. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

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

Through December 31, 2010, we had received loans under the DOE Loan Facility for an aggregate of $71.8 million with interest rates ranging from 1.7% to 3.4%. In February 2011, we received additional loans under the DOE Loan Facility for $15.6 million at interest rates ranging from 2.6% to 3.0%. Interest on advances under the DOE Loan Facility is payable quarterly in arrears. Advances under the Powertrain Facility are repayable in 28 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 26 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Powertrain Facility will be due and payable on the maturity date of September 15, 2019. Advances under the Model S Facility are repayable in 40 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 38 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Model S Facility will be due and payable on the maturity date of September 15, 2022. Advances under the loan facilities may be voluntarily prepaid at any time. All obligations under the DOE Loan Facility are secured by substantially all of our property.

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

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from our IPO and the concurrent Toyota private placement and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under our DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Upon the completion of our IPO and concurrent private placement on July 2, 2010, we transferred $100.0 million of the net proceeds from the IPO and the concurrent private placement to fund the dedicated account. During third and fourth quarters of 2010, we transferred $26.4 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of December 31, 2010, $73.6 million remained in the dedicated account. As we expect to transfer the remainder of this balance within one year, we have recorded such cash as current restricted cash. In February 2011, we transferred an additional $15.6 million from the dedicated account.

For additional information related to our DOE Loan Facility, please see Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Panasonic Private Placement

In November 2010, we entered into a common stock purchase agreement with an entity affiliated with Panasonic Corporation (Panasonic) pursuant to which we issued and sold an aggregate of 1,418,573 shares of our common stock for aggregate proceeds of $30.0 million.

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

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our planned leasing operations will materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We intend to require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the year ended December 31, 2010, approximately 14% of the vehicles delivered during the period were under operating leases. As of December 31, 2010, we had deferred revenues of $1.1 million of down payments which will be recognized over the term of the individual leases. Through December 31, 2010, our leasing activity has not had a significant adverse impact on our liquidity.

Reservation Payments

A source of our cash flows from operations has been through our receipt of reservation payments from our customers. Reservation payments consist of reservation payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For the Model S, we require an initial reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. Prior to the second quarter of 2010, our reservation policy was to accept reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the second quarter of 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. The full payment of the purchase price of the vehicle is required only upon delivery of the vehicle to the customer. We do not believe that these changes will materially impact our liquidity or capital resources. Reservation payments for a vehicle are recorded as a current liability when received. No later than upon the delivery of a vehicle, the reservation payments collected on a customer’s account are applied against the total purchase price of the vehicle. Reservation payments are expected to fluctuate as the number of reservation holders on the Tesla Roadster reservation list decreases, while the number of reservation holders on the Model S reservation list increases.

Summary of Cash Flows

	2010	2009	2008
	(in thousands)
Net cash used in operating activities	$(127,817)	$(80,825)	$(52,412)
Net cash used in investing activities	(180,297)	(14,244)	(11,590)
Net cash provided by financing activities	338,045	155,419	56,068

Cash Flows from Operating Activities

We continue to experience negative cash flows from operations as we expand our business and build our infrastructure both in the United States and internationally. Since inception, we have incurred significant losses and have used approximately $330.6 million of cash in operations through December 31, 2010. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net cash used in operating activities was $127.8 million during the year ended December 31, 2010. The largest component of our cash used during this period related to our net loss of $154.3 million, which included non-cash charges of $21.2 million related to stock-based compensation expense, $10.6 million related to depreciation and amortization and $5.0 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $177.6 million of operating expenses, $86.0 million of cost of revenues, a $20.1 million increase in inventory, an $8.4 million increase in operating lease vehicles, and a $5.0 million increase in prepaid expenses and other current assets, partially offset by a $13.3 million increase in accrued liabilities and a $3.5 million increase in other long-term liabilities. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales while the increase in prepaid expenses and other current assets and accrued liabilities was due to both the growth of our business, as well as our increased manufacturing and Model S development activities. Operating lease vehicles increased with the introduction of our leasing program in 2010. Other long-term liabilities increased as a result of higher warranty liability from sales of the Tesla Roadster.

Significant operating cash inflows for the year ended December 31, 2010 were derived primarily from automotive sales of $97.1 million, $19.7 million of development services revenue, a $4.8 million increase in deferred revenues and a $4.7 million increase in reservation payments, partially offset by a $3.2 million increase in accounts receivable. In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Upon execution of the agreement, we received a $5.0 million upfront payment for which revenue is being recognized over the expected term of our performance. Deferred revenues also increased from our vehicle leasing activities as we are recognizing the lease down-payments over the term of the operating leases. The increase in accounts receivable was related primarily to powertrain component sales in relation to Daimler’s Smart fortwo program as well as $2.3 million receivable from Toyota for the achievement of the first milestone under the Phase 1 contract services agreement. During the year ended December 31, 2010, we received $10.4 million of net new reservation payments for the Model S while reservation payments for the Tesla Roadster decreased by $5.7 million.

Net cash used in operating activities was $80.8 million during the year ended December 31, 2009. The largest component of our cash used during this year was the $55.7 million net loss, which included non-cash charges of $6.9 million related to depreciation and amortization, $2.7 million related to interest on convertible notes and $1.4 million related to inventory write-downs, as well as a non-cash gain of $1.5 million from the extinguishment of convertible notes and warrants. Significant operating cash outflows were primarily related to $102.4 million of cost of revenues, $61.4 million of operating expenses, a $7.9 million increase in inventory and a $2.0 million increase in our prepaid expenses and other current assets, partially offset by a $3.4 million increase in accrued liabilities and a $0.9 million increase in accounts payable. Inventory increased to meet our production requirements while the increase in prepaid expenses and other current assets reflect a higher level of annual operating costs such as insurance, licenses and taxes from the growth of the business. The increases in accrued liabilities and accounts payable were also primarily due to the growth in our business.

Significant operating cash inflows for the year ended December 31, 2009 were derived primarily from the sales of the Tesla Roadster as well as development compensation related to the Daimler development agreement. Cash inflows related to automotive sales activity were $88.5 million comprised of $111.9 million of automotive sales, partially offset by a $22.0 million decrease in refundable reservation payments and a $1.5 million decrease in deferred revenues. The decrease in the refundable reservation payments was due to the launch of the Tesla Roadster during the year ended December 31, 2008. As we continued to deliver the Tesla Roadster to our customers in 2009, we applied the related reservation payments to the respective customers’ purchase cost. Cash inflows from the Daimler development agreement were $13.2 million comprised primarily of $23.2 million of development compensation partially offset by a $10.0 million decrease in deferred development compensation. The decrease in deferred development compensation was the result of the amortization of deferred development compensation that we received during the year ended December 31, 2008.

Net cash used in operating activities was $52.4 million during the year ended December 31, 2008. The largest component of our cash used during this period, was the $82.8 million net loss, which included non-cash charges of $4.3 million related to inventory write-downs, $4.2 million related to depreciation and amortization, $3.7 million related to interest on convertible notes and $2.8 million related to the fair value change in our convertible preferred stock warrant liability, as well as a non-cash gain of $1.2 million from the extinguishment of convertible notes and warrants. Significant operating cash outflows were driven primarily by $77.4 million of operating expenses, $15.9 million of cost of sales, and an $18.8 million increase in inventory, partially offset by an $8.8 million increase in accounts payable and a $2.6 million increase in accrued liabilities. We had increased inventory in anticipation of the commercial introduction of the Tesla Roadster. Accrued liabilities and accounts payable increased primarily due to the significant increase in activities to bring the Tesla Roadster to production.

We benefited from operating cash inflows related to Tesla Roadster reservation activity and our development efforts. Cash inflows derived from Tesla Roadster sales and reservation activity were $29.4 million comprised primarily of $14.7 million of automotive sales, a $10.7 million increase in refundable reservation payments and a $4.1 million increase in deferred revenues. Refundable reservation payments increased reflecting new reservation activity received during the year partially offset by the reservation payments we applied to our customers’ purchase cost as we began delivering Tesla Roadsters during the year ended December 31, 2008. Deferred revenues increased primarily from customer payments we collected for certain Tesla Roadsters that we had delivered but as to which we had unfulfilled obligations related to powertrain upgrades. We received cash from Daimler of $8.6 million for our development efforts during the year ended December 31, 2008 although the amounts were deferred entirely until we executed a final agreement in May 2009, which is reflected in the related increase in deferred development compensation of $10.2 million partially offset by an increase in accounts receivable of $1.6 million.

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

Net cash used in investing activities was $180.3 million during the year ended December 31, 2010 primarily related to capital purchases of $105.4 million and a net increase in restricted cash of $74.9 million. The increase in capital purchases was driven primarily by $65.2 million of payments made in relation to our purchase of the manufacturing facility located in Fremont, California from NUMMI, and certain manufacturing assets located thereon to be used for our planned Model S manufacturing, as well as $40.2 million primarily related to other Model S capital expenditures, our transition to and build out of our powertrain manufacturing facility and corporate headquarters in Palo Alto, California, and purchases of manufacturing equipment. Our purchase transactions with NUMMI were completed in October 2010. The increase in restricted cash was primarily related to $100.0 million of net proceeds from our IPO and concurrent Toyota private placement that we transferred to a dedicated account as required by our DOE Loan Facility, partially offset by $26.4 million that was transferred out of the dedicated account during the third and fourth quarters of 2010 in accordance with the provisions of the DOE Loan Facility.

Net cash used in investing activities was $14.2 million during the year ended December 31, 2009 primarily related to capital purchases of $11.9 million and an increase in restricted cash of $2.4 million. The increase in restricted cash was primarily related to standard credit policies required by our online payment vendor and security deposits related to lease agreements and equipment financing.

Net cash used in investing activities was $11.6 million during the year ended December 31, 2008 primarily related to capital purchases of $10.6 million and an increase in restricted cash of $1.0 million.

Net cash used in investing activities is expected to increase substantially in 2011 as we build out and tool our Model S manufacturing facility in Fremont, California, and our powertrain manufacturing facility in Palo Alto, California. We currently anticipate making aggregate capital expenditures of $190 million to $215 million during 2011.

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from issuances of convertible preferred stock and convertible notes, which provided us with aggregate net proceeds of $296.8 million on a cumulative basis through December 31, 2009, from loans under the DOE Loan Facility beginning in 2010, and more recently, from the net proceeds from our IPO and private placements.

Cash provided by financing activities was $338.0 million during the year ended December 31, 2010 comprised primarily of $188.8 million in proceeds from our IPO, $71.8 million we received from our loans under the DOE Loan Facility, $50.0 million in proceeds from the Toyota private placement, $30.0 million in proceeds from the Panasonic private placement, partially offset by $3.7 million of issuance costs we incurred in relation to our DOE Loan Facility and our IPO.

Cash provided by financing activities was $155.4 million during the year ended December 31, 2009 comprised primarily of $82.4 million in net proceeds from the issuance of Series E convertible preferred stock, $49.4 million in net proceeds from the issuance of Series E convertible preferred stock and $25.5 million in proceeds received from the issuance of convertible notes and warrants.

Cash provided by financing activities was $56.1 million during the year ended December 31, 2008 comprised primarily of $54.8 million from the issuance of convertible promissory notes.

Contractual Obligations

The following table sets forth, as of December 31, 2010 certain significant cash obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2011	2012	2013	2014	2015	2016 and thereafter
Operating lease obligations	$53,431	$6,793	$6,625	$6,561	$6,431	$5,893	$21,128
Capital lease obligations	823	318	286	219	—	—	—
Long-term debt	71,828	—	2,198	8,791	8,791	8,791	43,257
Purchase obligations (1)	15,400	15,400	—	—	—	—	—

	$141,482	$22,511	$9,109	$15,571	$15,222	$14,684	$64,385

(1)	Obligations include significant agreements or purchase orders to purchase goods or services that are enforceable, legally binding and where the significant terms are specified. Where a minimum purchase obligation is stipulated, as in the case of our supply agreement with Lotus Cars Limited (Lotus), the amounts included in the table reflect the minimum purchase amounts. Our minimum purchase obligations related to Lotus are based on the December 31, 2010 exchange rate for the British pound and reflect our most current supply terms. Purchase obligations that are cancelable without significant penalty, are not included in the table.

In October 2010, we completed the purchase of our Fremont, California manufacturing facility from NUMMI. NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we cannot determine with certainty the potential costs to remediate any pre-existing contamination. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million, which is not reflected in the table above as the timing of any potential payments cannot be reasonably determined at this time. As NUMMI continues with its decommissioning activities and as we continue with our planned construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

As of December 31, 2010 and 2009, we held reservation payments of $30.8 million and $26.0 million from potential customers, respectively, which are not reflected in the table above. As of December 31, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.5 million and reservation payments for Model S sedans in an aggregate amount of $28.3 million. As of December 31, 2009, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $8.2 million and reservation payments for Model S sedans in an aggregate amount of $17.9 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A portion of our revenues, costs and expenses for the years ended December 31, 2010, 2009 and 2008 were denominated in foreign currencies. This is primarily due to the contract with Lotus Cars Limited, or Lotus, in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders and other parts sourced in Europe. In addition, our international sales and marketing operations incur expenses denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. This cost exposure is partially offset by our recent sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases from Asian suppliers are also subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency, it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results. To date, the foreign currency effect on our cash and cash equivalents has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $99.6 million as of December 31, 2010. A portion of these amounts were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

As of December 31, 2010, we have received loans under the DOE Loan Facility for an aggregate of $71.8 million with interest rates ranging from 1.7% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $0.8 million as of December 31, 2010 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tesla Motors, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla Motors, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tesla Motors, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2011

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$99,558	$69,627
Restricted cash	73,597	—
Accounts receivable	6,710	3,488
Inventory	45,182	23,222
Prepaid expenses and other current assets	10,839	4,222

Total current assets	235,886	100,559
Operating lease vehicles, net	7,963	—
Property, plant and equipment, net	114,636	23,535
Restricted cash	4,867	3,580
Other assets	22,730	2,750

Total assets	$386,082	$130,424

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$28,951	$15,086
Accrued liabilities	20,945	14,532
Deferred development compensation	—	156
Deferred revenue	4,635	1,377
Capital lease obligations, current portion	279	290
Reservation payments	30,755	26,048

Total current liabilities	85,565	57,489
Common stock warrant liability	6,088	—
Convertible preferred stock warrant liability	—	1,734
Capital lease obligations, less current portion	496	800
Deferred revenue, less current portion	2,783	1,240
Long-term debt	71,828	—
Other long-term liabilities	12,274	3,459

Total liabilities	179,034	64,722

Commitments and contingencies (Note 14)
Convertible preferred stock; $0.001 par value; 221,903,982 shares authorized
Series A convertible preferred stock; 0 and 7,213,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively (Liquidation value: $3,556)	—	3,549
Series B convertible preferred stock; 0 and 17,459,456 shares issued and outstanding as of December 31, 2010 and 2009, respectively (Liquidation value: $12,920)	—	12,899
Series C convertible preferred stock; 0 and 35,242,290 shares issued and outstanding as of December 31, 2010 and 2009, respectively (Liquidation value: $40,000)	—	39,789
Series D convertible preferred stock; 0 and 18,440,449 shares issued and outstanding as of December 31, 2010 and 2009, respectively (Liquidation value: $45,000)	—	44,941
Series E convertible preferred stock; 0 and 102,776,779 shares issued and outstanding as of December 31, 2010 and 2009, respectively (Liquidation value: $258,175)	—	135,669
Series F convertible preferred stock; 0 and 27,785,263 shares issued and outstanding as of December 31, 2010 and 2009, respectively (Liquidation value: $82,500)	—	82,378

Total convertible preferred stock	—	319,225

Stockholders’ equity (deficit)
Common stock; $0.001 par value; 2,000,000,000 and 106,666,667 shares authorized as of December 31, 2010 and 2009, respectively; 94,908,370 and 7,284,200 shares issued and outstanding as of December 31, 2010 and 2009, respectively	95	7
Additional paid-in capital	621,935	7,124
Accumulated deficit	(414,982)	(260,654)

Total stockholders’ equity (deficit)	207,048	(253,523)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$386,082	$130,424

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Automotive sales	$97,078	$111,943	$14,742
Development services	19,666	—	—

Total revenues	116,744	111,943	14,742
Cost of revenues
Automotive sales	79,982	102,408	15,883
Development services	6,031	—	—

Total cost of revenues	86,013	102,408	15,883
Gross profit (loss)	30,731	9,535	(1,141)
Operating expenses
Research and development (net of development compensation of $23,249 for the year ended December 31, 2009) (Note 2)	92,996	19,282	53,714
Selling, general and administrative	84,573	42,150	23,649

Total operating expenses	177,569	61,432	77,363

Loss from operations	(146,838)	(51,897)	(78,504)
Interest income	258	159	529
Interest expense	(992)	(2,531)	(3,747)
Other expense, net	(6,583)	(1,445)	(963)

Loss before income taxes	(154,155)	(55,714)	(82,685)
Provision for income taxes	173	26	97

Net loss	$(154,328)	$(55,740)	$(82,782)

Net loss per share of common stock, basic and diluted	$(3.04)	$(7.94)	$(12.46)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	50,718,302	7,021,963	6,646,387

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	78,355,195	$101,178	6,325,229	$6	$4,280	$(122,132)	$(117,846)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	675,202	1	455	—	456
Issuance of common stock to consultant	—	—	10,000	0	21	—	21
Stock-based compensation	—	—	—	—	437	—	437
Net loss	—	—	—	—	—	(82,782)	(82,782)

Balance as of December 31, 2008	78,355,195	101,178	7,010,431	7	5,193	(204,914)	(199,714)
Issuance of Series E convertible preferred stock in May 2009 (inclusive of conversion of note payable) at $2.51 per share, net of issuance cost of $556	102,776,779	135,669	—	—	—	—	—
Issuance of Series F convertible preferred stock in August 2009 at $2.97 per share, net of issuance cost of $122	27,785,263	82,378	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	273,769	0	497	—	497
Stock-based compensation	—	—	—	—	1,434	—	1,434
Net loss	—	—	—	—	—	(55,740)	(55,740)

Balance as of December 31, 2009	208,917,237	319,225	7,284,200	7	7,124	(260,654)	(253,523)
Issuance of common stock in July 2010 initial public offering at $17.00 per share, net of issuance costs of $17,497	—	—	11,880,600	12	184,461	—	184,473
Issuance of common stock in July 2010 concurrent private placement at $17.00 per share	—	—	2,941,176	3	49,997	—	50,000
Issuance of common stock in November 2010 private placement at $21.15 per share, net of issuance costs of $42	—	—	1,418,573	1	29,957	—	29,958
Conversion of preferred stock into shares of common stock	(208,917,237)	(319,225)	70,226,844	70	319,155	—	319,225
Issuance of common stock upon net exercise of warrants	—	—	445,047	1	8,662	—	8,663
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	711,930	1	1,349	—	1,350
Tax benefits from employee equity awards	—	—	—	—	74	—	74
Stock-based compensation	—	—	—	—	21,156	—	21,156
Net loss	—	—	—	—	—	(154,328)	(154,328)

Balance as of December 31, 2010	—	$—	94,908,370	$95	$621,935	$(414,982)	$207,048

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(154,328)	$(55,740)	$(82,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,623	6,940	4,157
Change in fair value of warrant liabilities	5,022	1,128	2,800
Gain on extinguishment of convertible notes and warrants	—	(1,468)	(1,245)
Stock-based compensation	21,156	1,434	437
Excess tax benefits from stock-based compensation	(74)	—	—
Loss on abandonment of fixed assets	8	385	—
Inventory write-downs	951	1,353	4,297
Interest on convertible notes	—	2,686	3,692
Changes in operating assets and liabilities
Accounts receivable	(3,222)	(168)	(3,261)
Inventory	(20,115)	(7,925)	(18,839)
Prepaid expenses and other current assets	(4,977)	(2,042)	750
Operating lease assets	(8,398)	—	—
Other assets	(463)	(445)	12
Accounts payable	(212)	902	8,815
Accrued liabilities	13,345	3,387	2,633
Deferred development compensation	(156)	(10,017)	10,173
Deferred revenue	4,801	(1,456)	4,073
Reservation payments	4,707	(21,971)	10,684
Other long-term liabilities	3,515	2,192	1,192

Net cash used in operating activities	(127,817)	(80,825)	(52,412)

Cash flows from investing activities
Payments related to acquisition of Fremont manufacturing facility and related assets	(65,210)	—	—
Purchases of property and equipment excluding capital leases	(40,203)	(11,884)	(10,630)
Transfer of restricted cash into our dedicated Department of Energy account	(100,000)	—	—
Withdrawals out of our dedicated Department of Energy account	26,403	—	—
Increase in other restricted cash	(1,287)	(2,360)	(960)

Net cash used in investing activities	(180,297)	(14,244)	(11,590)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering	188,842	—	—
Proceeds from issuance of common stock in Toyota private placement	50,000	—	—
Proceeds from issuance of common stock in Panasonic private placement	30,000	—	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs of $122	—	82,378	—
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs of $556	—	49,444	—
Principal payments on capital leases and other debt	(315)	(322)	(191)
Proceeds from long-term debt and other long-term liabilities	71,828	—	1,000
Proceeds from issuance of convertible notes and warrants	—	25,468	54,782
Proceeds from exercise of stock options	1,350	497	477
Excess tax benefits from stock-based compensation	74	—	—
Common stock and loan facility issuance costs	(3,734)	(2,046)	—

Net cash provided by financing activities	338,045	155,419	56,068

Net increase (decrease) in cash and cash equivalents	29,931	60,350	(7,934)
Cash and cash equivalents at beginning of period	69,627	9,277	17,211

Cash and cash equivalents at end of period	$99,558	$69,627	$9,277

Supplemental Disclosures
Interest paid	$1,138	$70	$41
Income taxes paid	9	171	—
Supplemental noncash investing and financing activities
Conversion of preferred stock to common stock	319,225	—	—
Issuance of common stock upon net exercise of warrants	6,962	—	—
Issuance of convertible preferred stock warrant	6,294	—	—
Issuance of common stock warrant	1,701	—	—
Conversion of notes payable to Series E convertible preferred stock	—	86,225	—
Exchange of convertible notes payable	—	19,073	16,751
Exchange of accrued interest for convertible notes payable	—	1,791	1,328
Property and equipment acquired under capital lease	—	183	322

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Notes to Consolidated Financial Statements

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components.

Since inception, we have incurred significant losses and have used approximately $330.6 million of cash in operations through December 31, 2010. As of December 31, 2010, we had approximately $99.6 million in cash and cash equivalents. We are currently selling the Tesla Roadster automobile and are developing the Model S sedan. To the extent we do not meet our planned sales volumes or future product releases or our existing cash and cash equivalents balances are insufficient to fund our future activities, we will need to raise additional funds. We cannot be certain that additional financing, if and when needed, will be available at terms satisfactory to us, or at all. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In January 2010, we entered into a loan agreement with the United States Federal Financing Bank and United States Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing Loan Program (ATVM), authorizing the commitment from the DOE to arrange loans for up to $465.0 million. See Note 8 for additional details.

In May 2010, we effected a 1-for-3 reverse stock split of our outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock was made at the time of the effectiveness of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratio.

Initial Public Offering and Toyota Concurrent Private Placement

On June 28, 2010, our registration statement on Form S-1 relating to our initial public offering (IPO) was declared effective by the Securities and Exchange Commission (SEC) and our IPO closed on July 2, 2010, at which time we received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Additionally, we incurred offering costs of $4.4 million related to the IPO (see Note 9).

Concurrent with the closing of our IPO in July 2010, we closed a private placement transaction for the sale of our common stock to Toyota Motor Corporation (Toyota) pursuant to which we received proceeds of $50.0 million from Toyota (see Note 9).

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

To correct this error, we recorded additional stock-based compensation of $2.4 million in the three months ended June 30, 2010. We considered the impact of the error on reported operating expenses and trends in operating results and determined that the impact of the error was not material to previously reported financial information as well as those related to the year ended December 31, 2010.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Tesla and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, and deposits approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist only of cash equivalents and current restricted cash. Our liabilities that are measured at fair value on a recurring basis consist of our common stock warrant liability, and previously, our convertible preferred stock warrant liability.

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

As of December 31, 2010 and 2009, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	December 31, 2010				December 31, 2009
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$145,708	$145,708	$—	$—	$64,420	$64,420	$—	$—

Common stock warrant liability	6,088	—	—	6,088	—	—	—	—

Convertible preferred stock warrant liability	—	—	—	—	1,734	—	—	1,734

The changes in the fair value of the common stock and convertible preferred stock warrant liabilities were as follows (in thousands):

	2010	2009
Fair value, beginning of period	$1,734	$2,074
Issuances	6,294	—
Settlements and extinguishments	(6,962)	(1,468)
Change in fair value	5,022	1,128

Fair value, end of period	$6,088	$1,734

The valuation of the common stock and convertible preferred stock warrants is discussed in Notes 6 and 7.

Revenue Recognition

We recognize revenues from sales of the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of zero emission vehicle (ZEV) credits, and sales of electric vehicle powertrain components. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Automotive Sales

Automotive sales consisted of the following for the periods presented (in thousands):

	2010	2009	2008
Vehicle, options and related sales	$75,459	$111,555	$14,742
Powertrain component and related sales	21,619	388	—

	$97,078	$111,943	$14,742

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

In regards to the sale of Tesla Roadsters, revenue is generally recognized upon delivery of the vehicle. Concurrent with a purchase order for a Roadster that is manufactured to specification, customers must remit a reservation payment (see Note 5). For vehicles purchased directly from our showrooms, no deposit is required. Approximately three months prior to production of a Tesla Roadster manufactured to specification, the reservation payment becomes nonrefundable when the customer enters into a purchase agreement. In a limited number of circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer if the options do not limit the functionality of the vehicle. This may happen, for example, in an instance where the customer orders an additional hard top which is not ready at the time the vehicle is delivered. In such cases, we will continue to defer the related revenue based on the undelivered item’s fair value, as evidenced by the contractual price of the option in stand-alone transactions.

While sales of vehicle options and accessories may take place separately from a vehicle sale, they are often part of one vehicle sales agreement resulting in multiple element arrangements. We are able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicle accessories and options separately, outside of any multiple element arrangements. As each of these items has stand alone value to the customer, revenue from sales of vehicle accessories and options are recognized when those specific items are delivered to the customer. We record revenue for destination charges billed to our customers. Revenue from destination charges totaled $1.0 million, $1.9 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The related costs are recorded in cost of automotive sales.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, Tesla Motors Leasing, Inc., qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases and record cost of sales equal to the depreciation of the leased vehicles. As of December 31, 2010, we had deferred revenues of $1.1 million of down payments which will be recognized over the term of the individual leases. Lease revenues are recorded in automotive sales and for the year ended December 31, 2010, we recognized $0.8 million.

Zero Emission Vehicle Credit Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws provide that a manufacturer of zero emission vehicles may earn credits, referred to as ZEV credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we have earned ZEV credits on vehicles sold in such states, and we expect to continue to earn these credits in the future. Since our only commercial vehicle is electric, we do not receive any benefit from the generation of ZEV credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our ZEV credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits is transferred to the purchasing party by the governmental agency issuing the credits. Revenue from the sale of ZEV credits totaled $2.8 million, $8.2 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Extended Service and Battery Replacement Plans

We provide customers with the opportunity to purchase an extended warranty for the period after the end of our initial New Vehicle Limited Warranty to extend coverage for an additional three years or 36,000 miles, whichever comes first. We refer to this program as our Extended Service Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales over the extended warranty period. Through December 31, 2010, we have deferred $1.2 million related to the Extended Service Plan and have not yet recognized any related revenues.

Additionally, within three months of purchasing a vehicle, we provide customers with a one-time option to replace the battery packs in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. We refer to this program as our Battery Replacement Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our obligation to replace the battery packs. Through December 31, 2010, we have deferred $0.9 million related to the Battery Replacement Plan and have not yet recognized any related revenues.

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

Prior to 2010, compensation from the Smart fortwo development arrangement with Daimler AG (Daimler) (see Note 13), was recorded as an offset to research and development expenses. This early arrangement was motivated primarily by the opportunity to engage Daimler and at the same time, jointly progress our own research and development activities with the associated development compensation. All amounts received under the Smart fortwo agreement were recognized as an offset to research and development expenses, as we were performing development activities on behalf of Daimler, were being compensated for the cost of these activities and could not practicably separate the efforts or costs related to these activities from our own research and development.

Freestanding Stock Warrants

We accounted for freestanding warrants to purchase shares of our convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The convertible preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were contingently redeemable which therefore, may have obligated us to transfer assets at some point in the future (see Note 7). The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in other expense, net, on the consolidated statements of operations. For our Series C and other Series E convertible preferred stock warrants, excluding the DOE warrant, we adjusted the liability for changes in fair value through the completion of our IPO on July 2, 2010. At that time, the convertible preferred stock warrants were net exercised and the related liability was reclassified to additional paid-in capital. For the Series E convertible preferred stock warrants issued to the DOE (see Note 8), we adjust the liability for changes in fair value until the earlier of vesting or expiration of the warrants. Upon the completion of our IPO, the DOE warrant converted into a warrant to purchase our common stock and the related liability will continue to be adjusted for changes in fair value until the earlier of vesting or expiration of the warrants. If the warrants are exercised, the warrant liability will be reclassified to common stock or additional paid-in capital, as applicable.

Cash and Cash Equivalents

All highly liquid investments with an original or remaining maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently deposit excess cash primarily in money market funds.

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. We maintained total restricted cash of approximately $78.5 million and $3.6 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, current restricted cash was comprised primarily of $73.6 million of net proceeds from the IPO and the concurrent Toyota private placement that we were required to set aside to fund a separate, dedicated account as required under our DOE loan facility (see Note 8) partially offset by authorized transfers out of the dedicated account into our cash and cash equivalents during the year. Noncurrent restricted cash was comprised primarily of security held by a vendor as part of the vendor’s standard credit policies, security deposits related to lease agreements and equipment financing, and certain refundable reservation payments segregated in accordance with state consumer protection regulations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to sales of powertrain components and the performance of powertrain development services. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we provide an allowance against amounts receivable to reduce the net recognized receivable to the amount we reasonably believes will be collected. As of December 31, 2010 and 2009, we determined that no allowance for doubtful accounts was required. We typically do not carry accounts receivable related to our vehicle and related sales as customer payments are due prior to vehicle delivery.

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Our cash and cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. To date, we have not experienced any losses on our deposits of cash and cash equivalents. During the year ended December 31, 2010, our accounts receivable were derived primarily from sales of powertrain components and the performance of powertrain development services to Daimler and to Toyota (see Note 13). Accounts receivable balances from Daimler and Toyota represented 51% and 42% as of December 31, 2010, and 82% and 0% as of December 31, 2009 of total accounts receivable, respectively. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral.

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

Adverse Purchase Commitments

To the extent future inventory purchases under non-cancellable purchase orders are for excess or obsolete parts or the related inventory is deemed to be in excess of its net realizable value, we record a provision for adverse purchase commitments. Charges are recorded as a component of cost of sales. We did not record significant charges during the year ended December 31, 2010. During the year ended December 31, 2009, we recorded charges of $0.4 million to cost of sales. During the year ended December 31, 2008, we recorded charges of $1.0 million to research and development expenses and $0.4 million to cost of sales.

Property, Plant and Equipment

Property, plant and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment and software	3 years
Office furniture and equipment	3 to 7 years
Tooling	3 to 5 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life. Land is not depreciated.

In October 2010, we completed the purchase of our Fremont, California facility and certain manufacturing assets and spare parts located thereon. As these assets are not yet ready for their intended use, they are classified within construction in progress and the depreciation has not yet commenced (see Note 4).

Operating Lease Vehicles

Vehicles that are leased as part of our leasing program, are classified as operating lease vehicles. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the term of operating leases of three years. The total cost of operating lease vehicles recorded in the consolidated balance sheet as of December 31, 2010 was $8.4 million. Accumulated depreciation related to leased vehicles was $0.4 million as of December 31, 2010.

Intangible Assets

Intangible assets with finite useful lives are amortized over their estimated useful lives. As of December 31, 2010, intangible assets are comprised of emission credits (see Note 4).

Long-lived Assets

We evaluate our long-lived assets, including intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2010, we have not recorded any impairment losses on our long-lived assets.

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

Advertising and Promotion Costs

Advertising and sales promotion costs are expensed as incurred. During the years ended December 31, 2010, 2009 and 2008, advertising, promotion and related marketing expenses were $3.1 million, $1.7 million and $0.7 million, respectively.

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

We record liabilities related to uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense.

Stock-based Compensation

We recognize compensation expense for costs related to all share-based payments, including stock options. The fair value of share-based payment awards are estimated on the grant date using an option pricing model. Stock-based compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures.

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

Foreign Currency Remeasurement and Transactions

For each of our foreign subsidiaries, the functional currency is the U.S. Dollar. For these foreign subsidiaries, monetary assets and liabilities denominated in non-U.S. currencies are re-measured to U.S. Dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. Dollar exchange rates. Revenues and expenses are re-measured at average U.S. Dollar monthly rates.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other expense, net in the consolidated statements of operations and have not been significant for any periods presented.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Through December 31, 2010, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented. We do not have any foreign currency translation adjustments as a component of other comprehensive loss through December 31, 2010, as the functional currency of all our foreign subsidiaries is the U.S. Dollar.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. More recently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	2010	2009
Accrued warranty—beginning of period	$3,757	$858
Warranty costs incurred	(2,231)	(1,508)
Provision for warranty	3,891	4,407

Accrued warranty—end of period	$5,417	$3,757

We provide a warranty on all vehicle and production powertrain component sales, and we accrue warranty reserves at the time a vehicle is delivered to a customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Environmental Liabilities

We are subject to federal and state laws and regulations for the protection of the environment, including those related to the discharge of hazardous materials and remediation of contaminated sites. In October 2010, we completed the purchase of our Fremont, California manufacturing facility from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater. As the owner of the Fremont site, we may be responsible for the entire investigation and remediation of any environmental contamination at the Fremont site, whether it occurred before or after the date we purchased the property. Upon the completion of the purchase in October 2010, we recorded the estimated fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. Estimated potential costs are not discounted to present value as the timing of payments cannot be reasonably estimated.

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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	2010	2009	2008
Convertible preferred stock	—	70,226,844	26,706,184
Stock options to purchase common stock	13,804,788	11,640,700	2,929,090
Common stock subject to repurchase	2,669	46,421	92,449
Common stock warrant	3,090,111	—	—
Convertible preferred stock warrants	—	516,506	1,830,352
Convertible notes payable	—	—	13,575,287

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The guidance is effective beginning January 1, 2011 with early application permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

3. Balance Sheet Components

As of December 31, 2010 and 2009, our inventory consisted of the following components (in thousands):

	December 31,
	2010	2009
Inventory
Raw material	$15,936	$10,001
Work in process	4,538	3,403
Finished goods	20,125	7,038
Service	4,583	2,780

	$45,182	$23,222

We write down inventory as a result of excess and obsolete inventories and when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2010 and 2009, we recorded write-downs of $1.0 million and $1.4 million, respectively, in cost of automotive sales. During the year ended December 31, 2008, we recorded write-downs of $3.7 million in research and development expenses and $0.6 million in cost of automotive sales.

As of December 31, 2010 and 2009, our property, plant and equipment consisted of the following components (in thousands):

	December 31,
	2010	2009
Property, Plant and Equipment, net
Computer equipment and software	$8,864	$5,376
Office furniture, machinery and equipment	12,551	7,935
Tooling	15,913	15,010
Leasehold improvements	13,993	5,325
Land	26,391	—
Construction in progress	58,917	2,619

	136,629	36,265
Less: Accumulated depreciation and amortization	(21,993)	(12,730)

	$114,636	$23,535

As of December 31, 2010, land of $26.4 million, as well as construction in progress of $30.3 million related to building, site improvements, manufacturing assets and spare parts, were purchased as part of our facility in Fremont, California (see Note 4). Capitalized interest on construction in progress is included in property, plant and equipment. During the year ended December 31, 2010, we capitalized $0.8 million of interest expense to construction in progress.

Depreciation and amortization expense during the years ended December 31, 2010, 2009 and 2008, was $10.0 million, $6.9 million and $4.2 million, respectively. Total property and equipment assets under capital lease at December 31, 2010 and 2009, were $0.4 million and $0.6 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $0.2 million and $0.1 million, respectively.

As of December 31, 2010 and 2009, our other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Other Assets
Loan facility issuance costs, net	$7,053	$709
Common stock issuance costs	—	1,337
Emission credits	14,508	—
Others	1,169	704

	$22,730	$2,750

As of December 31, 2010 and 2009, our accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued Liabilities
Payroll and related costs	$6,516	$2,192
Accrued purchases	10,030	9,920
Taxes payable	2,674	452
Accrued warranty	1,725	1,445
Adverse purchase commitments	—	523

	$20,945	$14,532

As of December 31, 2010 and 2009, our other long-term liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Other Long-Term Liabilities
Accrued warranty, long-term	$3,692	$2,312
Deferred rent liability	2,919	1,147
Environmental liabilities	5,300	—
Other	363	—

	$12,274	$3,459

4. Purchase of Fremont Facility and Assets

Fremont Facility

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI), which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land. The total cash paid was $42.0 million. The purchase totals 210 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon. In October 2010, we and NUMMI amended the facility purchase agreement to include the transfer to us of certain operating permits, or emission credits, for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010. We intend to use the facility and manufacturing assets for the production of our planned Model S vehicle and to build our future vehicles.

NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we cannot determine with certainty the total potential costs to remediate pre-existing contamination. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. As NUMMI continues with its decommissioning activities and we continue with our planned construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially. We have reached an agreement with NUMMI in terms of how we and NUMMI will take responsibility for any costs related to governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions (see Note 14).

The purchase consideration for the Fremont facility consisted of cash paid of $48.5 million and liabilities assumed of $5.3 million for an aggregate purchase price of $53.8 million. The aggregate purchase price of $53.8 million was allocated to land, building, site improvements and emission credits based on their relative fair values as the total estimated fair values of these assets were greater than the total purchase price. The following table summarizes the allocation of the purchase price to the tangible and intangible assets purchased as of the date of purchase (in thousands):

Building and site improvements	$13,556
Land	25,736
Emission credits	14,508

$53,800

Building and site improvements are classified within construction in progress and together with land, are recorded in property, plant and equipment, net, on the consolidated balance sheet. The estimated fair value of land was determined using the market approach. Although the market approach compares the subject asset purchase to similar transactions which would otherwise classify these inputs within Level II of the fair value hierarchy, adjustments we made to comparable sales both qualitatively and quantitatively caused us to classify these inputs within Level III of the fair value hierarchy. The fair value of the building and site improvements were estimated using the cost approach and therefore, the inputs are classified within Level III of the fair value hierarchy. Incremental due diligence costs of $0.7 million related to the purchase of the land have been capitalized to land.

Emission credits are classified as intangible assets and are recorded in other noncurrent assets on the consolidated balance sheet. The estimated fair value of emission credits was determined using market data related to traded emission credits and as such, these inputs are classified within Level I of the fair value hierarchy. The utility of the emission credits are related to the operation of the purchased facility and therefore, will be amortized over the same useful life. As the facility is not yet ready for its intended use, we have not yet commenced the depreciation of the facility or the amortization the emission credits. We currently estimate that building and building improvements, as well as the emission credits, will have an estimated useful life of 25 years.

Manufacturing Assets

In August 2010, we entered into a separate purchase agreement with NUMMI for the purchase of certain manufacturing equipment and spare parts located at the Fremont facility. This purchase agreement was subsequently amended to include additional manufacturing equipment and spare parts. In October 2010, we completed this purchase concurrent with the completion of the facility purchase. The aggregate purchase price for these assets was $16.7 million reflecting the estimated fair value of these assets. As these manufacturing assets and spare parts are not yet ready for their intended use, they are classified within construction in progress and recorded in property, plant and equipment, net, on the consolidated balance sheet. We have not yet commenced the depreciation of these assets. We currently estimate that manufacturing and related assets will have an estimated useful life of 15 years.

5. Reservation Payments

Reservation payments consist of reservation and membership payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. For our 2010 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For the Model S, we require an initial refundable reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept refundable reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We now require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of December 31, 2010 and 2009, reservation payments in the amount of $30.8 million and $26.0 million, respectively, were recorded as current liabilities on the consolidated balance sheets. As of December 31, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.5 million and reservation payments for Model S sedans in an aggregate amount of $28.3 million. As of December 31, 2009, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $8.2 million and reservation payments for Model S sedans in an aggregate amount of $17.9 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

6. Convertible Preferred Stock

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC and on July 2, 2010, we closed our IPO. As a result of the IPO, our convertible preferred stock was automatically converted into common stock.

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

7. Convertible Preferred Stock Warrants

In March 2006, we issued warrants to purchase 650,882 shares of Series C convertible preferred stock in conjunction with the conversion of previously issued convertible notes payable into Series C convertible preferred stock. The warrants had an exercise price of $1.14 per share and expired on the earlier of March 30, 2011 or an initial public offering. As a result of our IPO which closed on July 2, 2010, these warrants were net exercised for 184,359 shares of common stock. The fair value of these warrants as of July 2, 2010 in the amount of $3.6 million was recorded in equity on the consolidated balance sheet. Through the net exercise of the Series C convertible preferred stock warrants in July 2010, we recognized a charge from the change in the fair value of these warrants during 2010 in the amount of $2.6 million through other expense, net, on the consolidated statement of operations.

As of December 31, 2009, the fair value of warrants to purchase shares of the Series C convertible preferred stock in the amount of $1.0 million was included within the convertible preferred stock warrant liability on the consolidated balance sheet. During the years ended December 31, 2009 and 2008, we recognized charges from the change in the fair value of these warrants in the amounts of $0.7 million and $0.1 million, respectively, through other expense, net, on the consolidated statements of operations.

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

On December 24, 2008, warrants to purchase 3,439,305 of the shares of Series D convertible preferred stock were extinguished as a result of the election of certain holders of the February 2008 convertible notes to exchange their notes and warrants for December 2008 convertible notes. On the date of the exchange, we recognized a gain in the amount of $1.3 million through other expense, net, in connection with the extinguishment of these warrants.

During the year ended December 31, 2009, warrants to purchase an additional 3,967,152 shares of Series D convertible preferred stock were extinguished as a result of the election of certain remaining holders of the February 2008 convertible notes as part of an exchange of their notes and warrants for December 2008 convertible notes. On the date of the exchange, we recognized a gain in the amount of $1.5 million through other expense, net, in connection with the extinguishment of these warrants.

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

As a result of our IPO which closed on July 2, 2010, these warrants which exclude the DOE warrant (see Note 8), were net exercised for 160,688 shares of common stock. The fair value of these warrants as of July 2, 2010 in the amount of $3.4 million was recorded in equity on the consolidated balance sheet. Through the net exercise of the Series E convertible preferred stock warrants in July 2010, we recognized a charge from the change in the fair value of these warrants during 2010 in the amount of $2.7 million through other expense, net, on the consolidated statement of operations.

As of December 31, 2009, excluding the DOE warrant, the fair value of warrants to purchase 866,091 shares of the Series E convertible preferred stock in the amount of $0.7 million was included within the convertible preferred stock warrant liability on the consolidated balance sheet. During the year ended December 31, 2009, we recognized charges from the change in the fair value of these Series E warrants in the amounts of $0.4 million through other expense, net, on the consolidated statement of operations.

8. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the ATVM Incentive Program (the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us to date for the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. Our obligations for the development of, and the build-out of our manufacturing facility for, the Model S is budgeted to be an aggregate of $33 million or approximately 8.5% of the ongoing budgeted cost, plus any cost overruns for the projects. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore expect to receive 100% reimbursement from the DOE Loan Facility for ongoing budgeted costs, but will continue to be responsible for cost overruns. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million. From February through December 2010, we received loans under the DOE Loan Facility for an aggregate of $71.8 million at interest rates ranging from 1.7% to 3.4%. As of December 31, 2010, $393.2 million remained available under the DOE Loan Facility for future draw downs.

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

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) through December 15, 2012, a minimum cash balance, and (ii) after December 15, 2012, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a limit on capital expenditures and, after March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We are currently in compliance with these financial covenants.

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

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from our initial public offering and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Upon the completion of our IPO and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund the dedicated account. Through December 31, 2010, we transferred $26.4 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of December 31, 2010, $73.6 million remained in the dedicated account. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the consolidated balance sheet.

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

Since the number of shares ultimately issuable under the warrants will vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date. The prepayment feature which allows us to prepay the DOE Loan Facility and consequently, affect the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative is inherently valued and accounted for as part of the warrant liability on our consolidated balance sheets. Changes to the fair value of the embedded derivative are reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date.

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the year ended December 31, 2010, we amortized $0.6 million to interest expense.

Prior to completion of our IPO, the fair value of the DOE warrant was included within the convertible preferred stock warrant liability on the consolidated balance sheet. Upon the completion of our IPO on July 2, 2010, this warrant was reclassified on our consolidated balance sheet from convertible preferred stock warrant liability to common stock warrant liability. The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of December 31, 2010, the fair value of the DOE warrant was $6.1 million. During the year ended December 31, 2010, we recognized income from the change in the fair value of the DOE warrant in the amount of $0.2 million through other expense, net, on the consolidated statement of operations.

9. Common Stock

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

Panasonic Private Placement

In November 2010, we entered into a common stock purchase agreement with an entity affiliated with Panasonic Corporation (Panasonic) pursuant to which we issued and sold an aggregate of 1,418,573 shares of our common stock at a price of $21.15 per share, which was the average of the trading highs and lows of our common stock from October 25 to October 29, 2010. Upon completion of the private placement transaction on November 2, we received aggregate proceeds of $30.0 million. Concurrently with the sale and issuance of the shares to Panasonic, we amended our investors’ rights agreement as of November 2, 2010 to grant Panasonic registration rights on a pari passu basis with certain other holders of registration rights with respect to the shares of common stock purchased in the private placement.

Early Exercise of Employee Options

Stock options granted under our stock option plan on or prior to October 29, 2008 provide employee option holders the right to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 2,669 and 46,421 as of December 31, 2010 and 2009, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. Due to the administrative burden and cost, we abandoned the practice of granting options with a right to early exercise. To date, we have always exercised our right to repurchase unvested restricted shares upon the termination of an employee.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our consolidated balance sheets. As of December 31, 2010 and 2009, these amounts are not significant.

Stockholder Settlement

During the three months ended March 31, 2010, three of our stockholders who are affiliated with one of our Board members asserted a claim regarding the conversion of such stockholders’ convertible promissory notes into shares of our Series E convertible preferred stock at the time of our Series E preferred stock financing in May 2009. In May 2010, we entered into a settlement agreement with these stockholders and pursuant to the terms of the settlement agreement, we issued warrants to such stockholders which, upon the closing of our IPO in July 2010, were automatically net exercised for an aggregate of 100,000 shares of our common stock. During the three months ended June 30, 2010, the fair value of these warrants in the amount of $1.7 million was recorded in equity on the consolidated balance sheet based on a Black-Scholes valuation. In conjunction with the settlement of our liability to issue such warrants, we recognized a charge of $1.1 million during the year ended December 31, 2010, through other expense, net, on the consolidated statement of operations.

10. Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 9), we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options and stock purchase rights to employees, directors and consultants of Tesla. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. As of December 31, 2010, there were 9,407,975 shares of common stock reserved for issuance under the Plan.

The following table summarizes option activity under the Plan:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2007	741,359	4,279,646	$1.23
Repurchased restricted stock	125,082	—	0.67
Granted	(1,445,756)	1,445,756	2.70
Exercised	—	(733,604)	0.37
Canceled	2,129,374	(2,129,374)	1.64

Balance, December 31, 2008	1,550,059	2,862,424	1.88
Additional options reserved	8,366,666	—	—
Repurchased restricted stock	4,836	—	0.90
Granted	(10,275,974)	10,275,974	5.98
Exercised	—	(195,264)	1.19
Canceled	1,369,100	(1,369,100)	2.70

Balance, December 31,2009	1,014,687	11,574,034	5.44
Additional options reserved	11,269,286	—	—
Repurchased restricted stock	9,170	—	0.90
Granted	(3,328,705)	3,328,705	17.96
Exercised	—	(721,080)	1.84
Canceled	443,537	(443,537)	6.61

Balance, December 31, 2010	9,407,975	13,738,122	8.62

In addition to stock options issued from the Plan, as of December 31, 2010, 2009 and 2008, were 66,666 stock options that we had previously granted to non-employees outside of the Plan. These non-employee options outstanding had a weighted average exercise price of $1.80 as of each year end.

Additional information regarding all stock options outstanding and exercisable as of December 31, 2010 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15 - $2.10	517,493	$1.31		463,216	$1.23
$2.70 - $2.70	1,568,473	2.70		772,729	2.70
$2.94 - $6.15	549,642	4.99		180,599	4.80
$6.63 - $6.63	7,943,740	6.63		2,050,354	6.63
$9.96 - $13.23	627,112	11.24		18,245	11.10
$14.17 - $14.17	1,090,915	14.17		14,987	14.17
$20.24 - $20.24	216,614	20.24		3,084	20.24
$20.72 - $20.72	564,752	20.72		4,446	20.72
$24.98 - $24.98	455,580	24.98		369	24.98
$30.55 - $30.55	270,467	30.55		1,250	30.55

	13,804,788	8.59	6.06	3,506,279	5.05	5.19

Additional information regarding all stock options outstanding and exercisable as of December 31, 2009 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15—$6.63	11,640,700	$5.42	6.16	2,184,200	$3.72	5.22

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2010 and 2009 was $250.1 million and $13.8 million, respectively. The intrinsic value of options exercisable was $75.7 million and $6.1 million, and the intrinsic value of options vested and expected to vest was $203.0 million and $12.3 million as of December 31, 2010 and 2009, respectively. The total intrinsic value of options exercised was $10.0 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively.

Fair Value Adoption

We adopted the fair value method on January 1, 2006 in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award on the grant date using the Black-Scholes option pricing model and the weighted average assumptions noted in the following table.

	2010	2009	2008
Risk-free interest rate	2.0%	2.2%	2.2%
Expected term (in years)	5.3	4.6	4.6
Expected volatility	71%	64%	53%
Dividend yield	0%	0%	0%

The weighted-average grant-date fair value for option awards granted during the years ended December 31, 2010, 2009 and 2008, was $10.99, $3.00 and $0.68 per share, respectively.

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

Due to the significant number of stock options granted to our Chief Executive Officer, we valued these December 2009 grants by using the following grant-specific Black-Scholes assumptions: risk-free interest rate of

1.7%, expected term of 4.1 years, expected volatility of 70% and dividend yield of 0%. Stock-based compensation expense related to Mr. Musk’s grants was $9.2 million for the year ended December 31, 2010.

Included in our June 2010 and September 2010 stock option grants were 666,300 and 20,000, respectively, of stock options granted to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for Mr. Musk above. As of December 31, 2010, the first performance milestone was achieved and the remaining performance milestones were considered probable of achievement. For the year ended December 31, 2010, we recognized $8.9 million of stock-based compensation expense related to the attainment of performance objectives.

The following table summarizes the consolidated stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	2010	2009	2008
Cost of sales	$243	$61	$26
Research and development	4,139	376	125
Selling, general and administrative	16,774	997	286

Total	$21,156	$1,434	$437

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As required, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of December 31, 2010, we had $34.6 million of total unrecognized compensation expense, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 9), we established the 2010 Employee Stock Purchase Plan (the ESPP) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each six-month offering period. Through December 31, 2010, no shares have yet been issued under the ESPP. A total of 1,666,666 shares of common stock have been reserved for issuance under the ESPP as of December 31, 2010.

11. Income Taxes

No provision for U.S. income taxes has been made due to cumulative losses since the commencement of operations.

A provision for income taxes of $0.2 million, $26,000 and $0.1 million, has been recognized for the years ended December 31, 2010, 2009 and 2008, respectively, related primarily to our subsidiaries located outside of the United States. Our net loss before provision for income taxes for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	2010	2009	2008
Domestic	$154,734	$56,983	$82,963
International	(579)	(1,269)	(278)

Loss before income taxes	$154,155	$55,714	$82,685

The components of the provision for income taxes for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008
Current:
Federal	$—	$—	$—
State	9	4	1
Foreign	177	(53)	181

Total current	186	(49)	182

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(13)	75	(85)

Total deferred	(13)	75	(85)

Total provision for income taxes	$173	$26	$97

Deferred tax assets (liabilities) as of December 31, 2010 and 2009, consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$140,642	$96,022
Research and development credits	13,344	8,826
Deferred revenue	160	123
Inventory and warranty reserves	2,609	2,024
Depreciation and amortization	1,125	—
Accruals and others	2,940	1,382

Total deferred tax assets	160,820	108,377
Valuation allowance	(160,803)	(108,271)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	—	(65)
Depreciation and amortization	—	(29)

Net deferred tax assets	$17	$12

Reconciliation of statutory federal income taxes to our effective taxes for the years ended December 31, 2010, 2009 and 2008, is as follows:

	2010	2009	2008
Tax at statutory federal rate	$(52,413)	$(18,943)	$(28,113)
State tax—net of federal benefit	(5,842)	(2,825)	(4,252)
Nondeductible expenses	9,310	514	211
Foreign income rate differential	254	(72)	2
U.S. tax credits	(4,406)	(2,498)	(3,763)
Prior period adjustment	736	4,809	5,789
Change in valuation allowance	52,534	19,041	30,223

Provision for income taxes	$173	$26	$97

Management believes that based on the available information, it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets.

As of December 31, 2010, we had approximately $369 million of federal and $278 million of California operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2024 for federal and 2019 for state if unused. Additionally, we have research and development tax credits of approximately $8.0 million and $8.1 million for federal and state income tax purposes, respectively. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2019. However, the state credits can be carried forward indefinitely.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Prior to our IPO, we performed a study and had determined that no significant limitation will be placed on the utilization of our net operating loss and tax credit carry-forwards. We do not believe that our IPO would constitute an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards; however, we have not yet performed a study subsequent to our IPO to determine whether such limitations exist.

Uncertain Tax Positions

Effective January 1, 2007, we adopted new accounting guidance related to the recognition, measurement and presentation of uncertain tax positions. As a result, we recorded net unrecognized tax benefits of $11.5 million with an offset to the deferred tax assets with a full valuation allowance.

The aggregate changes in the balance of our gross unrecognized tax benefits during the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

January 1, 2008	$14,480
Increases in balances related to tax positions taken during current year	575

December 31, 2008	15,055
Increases in balances related to tax positions taken during current year	541

December 31, 2009	15,596
Increases in balances related to tax positions taken during current year	797

December 31, 2010	$16,393

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was zero. As of December 31, 2010, unrecognized tax benefits of $16.4 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various states, the United Kingdom and other foreign jurisdictions. Tax years 2007 to 2010 remain subject to examination for federal purposes, and tax years 2006 to 2010 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2005 to 2010 remain open for examination in other U.S. state and foreign jurisdictions.

12. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands). Revenue by geography is based on the billing address of the customer.

Revenues

	2010	2009	2008
North America	$41,866	$90,833	$14,742
Europe	70,542	21,110	—
Asia	4,336	—	—

	$116,744	$111,943	$14,742

North American revenues are comprised primarily of U.S. revenues.

Long-lived Assets

	December 31,
	2010	2009
United States	$119,014	$22,667
International	3,585	868

Total	$122,599	$23,535

13. Strategic Partnerships

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

We recognized the $14.5 million paid in advance of the execution of the final agreement as deferred development compensation on a straight-line basis. This amount was recognized over the expected life of the agreement, beginning in May 2009 and continuing through November 2009. Payments received upon the achievement of development milestones subsequent to the execution of the final agreement in May 2009 were recognized upon achievement and acceptance of the respective milestones. All amounts received under this agreement were recognized as an offset to research and development expenses, as we were performing development activities on behalf of Daimler, were being compensated for the cost of these activities and could not practicably separate the efforts or costs related to these activities from our own research and development. During the year ended December 31, 2009, we recognized $23.2 million in development compensation, as an offset to research and development expenses. As of December 31, 2009, all development work related to the development agreement had been completed, and we had recognized the full $23.2 million under the development agreement. During the year ended December 31, 2009, we received total payments from Daimler in the amount of $11.1 million. As of December 31, 2010 and 2009, there were amounts receivable of $0 and $2.9 million from Daimler related to this agreement.

Upon completion of the development activities, we began selling powertrain components to Daimler for the Smart fortwo program. Powertrain component sales are recorded in automotive sales revenue and during the years ended December 31, 2010 and 2009, we recognized revenue of $21.1 million and $0.4 million, respectively. During the year ended December 31, 2010, we received total payments from Daimler in the amount of $18.3 million. As of December 31, 2010 and 2009, there were amounts receivable of $3.2 million and $0.4 million, respectively, from Daimler related to the sales of powertrain components.

Daimler A-Class Program

During the three months ended March 31, 2010, Daimler also engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler to that point. In May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples. As of December 31, 2010, all development work related to the development agreement had been completed, and we had recognized the full $14.4 million under the development agreement. During the year ended December 31, 2010, we received total payments from Daimler in the amount of $14.4 million. As of December 31, 2010, there were no amounts receivable from Daimler related to this agreement.

Costs of development services incurred prior to the finalization of the A-Class agreement were recorded as research and development expenses. During the three months ended March 31, 2010, we recorded $0.5 million of such costs in research and development.

Toyota Motor Corporation

In July 2010, concurrent with the closing of our IPO, we sold 2,941,176 shares of our common stock to Toyota at a price per share equal to the IPO price, in a private placement transaction pursuant to which we received proceeds of $50.0 million. As we are providing development services to Toyota, these transactions are considered related party transactions.

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. We began producing and delivering prototypes to Toyota during the three months ended September 30, 2010. Pursuant to the agreement, Toyota will pay us up to $9 million for the anticipated development services to be provided by us and during the year ended December 31, 2010, we recognized $1.0 million in development services revenue. During the year ended December 31, 2010, we received total payments from Toyota of $0.5 million. As of December 31, 2010, there were amounts receivable of $0.5 million from Toyota related to this agreement.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota will pay us up to $60.0 million for the successful completion of certain development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the year ended December 31, 2010, we completed the first milestone and along with the amortization of our upfront payment, we recognized $3.3 million in development services revenue. As of December 31, 2010, we had deferred $4.0 million of the upfront payment in deferred revenues. During the year ended December 31, 2010, we received total payments from Toyota of $5.0 million and as of December 31, 2010, there were amounts receivable of $2.3 million from Toyota related to this agreement.

Panasonic Corporation

In November 2010, we sold 1,418,573 shares of our common stock to Panasonic at a price of $21.15 per share, which was the average of the trading highs and lows of our common stock from October 25 to October 29, 2010. As we are purchasing battery cells from Panasonic and its subsidiaries, these transactions are considered related party transactions. During the year ended December 31, 2010, we made total payments to Panasonic and its subsidiaries of $23.0 million and as of December 31, 2010, there were amounts payable or accrued of $2.3 million to Panasonic.

14. Commitments and Contingencies

Operating Leases

Our corporate headquarters and powertrain production operations are based in Palo Alto, California where we have leased a facility consisting of 350,000 square feet. This lease expires in January 2016. We also lease office space under non-cancelable operating leases with various expiration dates through December 2022. Rent expense for the years ended December 31, 2010, 2009 and 2008, was $6.3 million, $3.2 million, and $1.5 million, respectively.

Capital Leases

We have entered into various agreements to lease equipment under capital leases over terms between 36 and 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment, net, on the consolidated balance sheets under the categories of computer equipment and software and office furniture and equipment.

Future minimum commitments for leases as of December 31, 2010 are as follows (in thousands):

	Operating Leases	Capital Leases
2011	$6,793	$318
2012	6,625	286
2013	6,561	219
2014	6,431	—
2015 and thereafter	27,021	—

Total minimum lease payments	$53,431	823

Less: Amounts representing interest not yet incurred		48

Present value of capital lease obligations		775
Less: Current portion		279

Long-term portion of capital lease obligations		$496

Pursuant to a supply agreement with Lotus Cars Limited, we are required to purchase a minimum of 2,400 partially assembled vehicles or gliders over the term of the agreement regardless of whether we are able to market and distribute the Tesla Roadster. Based on the foreign exchange rate for the British Pound as of December 31, 2010 and the most recent price per vehicle, the estimated obligation for the remaining purchase is approximately $15 million which will occur through January 2012.

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI (see Note 4). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we have not yet performed an in-depth environmental assessment on this facility, and we cannot determine the potential costs to remediate any pre-existing contamination with any certainty at this time. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. As NUMMI continues with its decommissioning activities and we continue with our planned construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of December 31, 2010, we have accrued $5.3 million related to these environmental liabilities (see Note 4).

15. Subsequent Events

DOE Loan Facility Draw-Down

In February 2011, we received additional loans under the DOE Loan Facility for $15.6 million at interest rates ranging from 2.6% to 3.0%.

16. Quarterly Results of Operations (Unaudited)

The following table includes selected quarterly results of operations data for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2010
Total revenues	$20,812	$28,405	$31,241	$36,286
Gross profit	3,852	6,261	9,296	11,321
Net loss	(29,519)	(38,517)	(34,935)	(51,358)
Net loss per share, basic and diluted	(4.04)	(5.04)	(0.38)	(0.54)

2009
Total revenues	$20,886	$26,945	$45,527	$18,585
Gross profit (loss)	(2,046)	2,101	7,699	1,781
Net loss	(16,016)	(10,867)	(4,615)	(24,242)
Net loss per share, basic and diluted	(2.31)	(1.56)	(0.66)	(3.43)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K that is found in our 2011 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders (2011 Proxy Statement) is incorporated by reference to our 2011 Proxy Statement. The 2011 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 15 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010

4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	4.3	May 27, 2010

4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333-164593	4.3A	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333-164593	4.4	May 27, 2010

4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333-164593	4.5	May 27, 2010

10.1	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-164593	10.1	June 15, 2010

10.2	2003 Equity Incentive Plan	S-1/A	333-164593	10.2	May 27, 2010

10.3	Form of Stock Option Agreement under 2003 Equity Incentive Plan	S-1	333-164593	10.3	January 29, 2010

10.3A	Grant Notice and Stock Option Agreement between the Registrant and Elon Musk	S-1/A	333-164593	10.3A	March 29, 2010

10.4	2010 Equity Incentive Plan	S-1/A	333-164593	10.4	May 27, 2010

10.5	Form of Stock Option Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.5	March 29, 2010

10.6	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.6	March 29, 2010

10.7	2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.7	May 27, 2010

10.8	Form of Purchase Agreement under 2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.8	June 15, 2010

10.9	Offer Letter between the Registrant and Elon Musk dated October 13, 2008	S-1	333-164593	10.9	January 29, 2010

10.10	Offer Letter between the Registrant and Deepak Ahuja dated June 13, 2008, and amended June 4, 2009	S-1	333-164593	10.10	January 29, 2010

10.11	Relocation Agreement between the Registrant and Deepak Ahuja effective October 31, 2008 and amended June 4, 2009	S-1	333-164593	10.11	January 29, 2010

10.12	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004	S-1	333-164593	10.12	January 29, 2010

10.13	Offer Letter between the Registrant and Michael F. Donoughe dated June 4, 2008, and amended December 10, 2008	S-1	333-164593	10.13	January 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.14	Offer Letter between the Registrant and John Walker dated August 17, 2009	S-1	333-164593	10.14	January 29, 2010

10.15	Relocation Agreement between the Registrant and John Walker dated January 26, 2010	S-1	333-164593	10.15	January 29, 2010

10.16	Offer Letter between the Registrant and Jon Sobel dated August 30, 2009	S-1	333-164593	10.16	January 29, 2010

10.17	Offer Letter between the Registrant and Gilbert Passin dated January 1, 2010	S-1	333-164593	10.17	January 29, 2010

10.18	Commercial Single-Tenant Lease between the Registrant and Russell A. and Deborah B. Margiotta, Trustees of the Margiotta Family Trust UTA May 26, 1981 dated June 7, 2005	S-1	333-164593	10.18	January 29, 2010

10.19	Commercial Single-Tenant Lease between the Registrant and James R. Hull dated August 16, 2006	S-1	333-164593	10.19	January 29, 2010

10.20	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated July 25, 2007	S-1	333-164593	10.20	January 29, 2010

10.21	License Agreement between the Registrant and MS Kearny Northrop Avenue, LLC dated July 23, 2009	S-1	333-164593	10.21	January 29, 2010

10.22	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated August 6, 2009	S-1	333-164593	10.22	January 29, 2010

10.23†	Supply Agreement for Products and Services between Lotus Cars Limited and the Registrant dated July 11, 2005	S-1	333-164593	10.23	January 29, 2010

10.23A†	Amendment No. 1 to Supply Agreement between Lotus Cars Limited and the Registrant dated August 4, 2009	S-1	333-164593	10.23A	January 29, 2010

10.23B†	Amendment No. 2 to Supply Agreement between Lotus Cars Limited and the Registrant dated March 22, 2010	S-1/A	333-164593	10.23B	March 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.24†	Supply Agreement between Eberspacher (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.24	March 29, 2010

10.25†	Supply Agreement between Perei Group (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.25	March 29, 2010

10.26†	Supply Agreement between Burgaflex (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.26	March 29, 2010

10.27†	Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company, Sanyo Energy (USA) Corporation and the Registrant dated February 1, 2007	S-1	333-164593	10.27	January 29, 2010

10.27A†	Amendment No. 1 to Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company and Sanyo Energy (USA) Corporation and the Registrant effective as of February 1, 2007	S-1	333-164593	10.27A	January 29, 2010

10.28†	Supply Agreement by and between Taiway Ltd. and the Registrant dated February 12, 2007	S-1	333-164593	10.28	March 29, 2010

10.29†	Supply Agreement between Chroma ATE Inc. and the Registrant dated April 19, 2007	S-1/A	333-164593	10.29	March 29, 2010

10.30†	Supply Agreement between Polytec Holden Ltd. and the Registrant dated April 13, 2007	S-1/A	333-164593	10.30	March 29, 2010

10.31†	Modification to Terms and Conditions between BorgWarner TorqTransfer Systems Inc. and the Registrant dated September 22, 2008	S-1	333-164593	10.31	January 29, 2010

10.32†	ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 12, 2009	S-1/A	333-164593	10.32	May 27, 2010

10.32A	Addendum to ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 20, 2009	S-1/A	333-164593	10.32A	May 27, 2010

10.32B†	Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated March 20, 2009	S-1/A	333-164593	10.32B	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.32C†	Second Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 8, 2010	S-1/A	333-164593	10.32C	May 27, 2010

10.33†	Supply Agreement by and among Panasonic Industrial Company, Panasonic Corporation, acting through Energy Company, and the Registrant dated July 21, 2009	S-1	333-164593	10.33	January 29, 2010

10.34†	Exclusivity and Intellectual Property Agreement between Daimler North America Corporation and the Registrant dated May 11, 2009	S-1/A	333-164593	10.34	March 29, 2010

10.35	Side Agreement between the Registrant and Blackstar Investco LLC dated May 11, 2009	S-1	333-164593	10.35	January 29, 2010

10.36	Letter Agreement between the Elon Musk Revocable Trust dated July 22, 2003 and Blackstar Investco LLC, dated May 11, 2009	S-1	333-164593	10.36	January 29, 2010

10.37	Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	10.37	May 27, 2010

10.38	Note Purchase Agreement by and among the Federal Financing Bank, the Registrant and the Secretary of Energy dated as of January 20, 2010	S-1/A	333-164593	10.38	May 27, 2010

10.39	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.39	May 27, 2010

10.40	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.40	May 27, 2010

10.41	Pledge and Security Agreement made by the Registrant and the Grantors party thereto in favor of Midland Loan Services, Inc. dated as of January 20, 2010	S-1/A	333-164593	10.41	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.42	Guarantee made by the Guarantors party thereto in favor of the United States Department of Energy, the Federal Financing Bank and the holders of the notes described therein dated as of January 20, 2010	S-1/A	333-164593	10.42	May 27, 2010

10.43†	Development Contract between Daimler AG and Tesla Motors Ltd. dated May 10, 2010	S-1/A	333-164593	10.43	May 27, 2010

10.44	Settlement Agreement between the Registrant and entities affiliated with Valor Equity Partners dated May 20, 2010	S-1/A	333-164593	10.44	May 27, 2010

10.45	Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated May 26, 2010	S-1/A	333-164593	10.45	May 27, 2010

10.45A	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010	10-Q	333-164593	10.3	November 12, 2010

10.45B	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010	10-Q	333-164593	10.4	November 12, 2010

10.45C	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010	10-Q	333-164593	10.5	November 12, 2010

10.45D	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010	10-Q	333-164593	10.6	November 12, 2010

10.45E	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010	10-Q	333-164593	10.7	November 12, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.45F†	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010	10-Q	333-164593	10.8	November 12, 2010

10.46	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010	10-Q	333-164593	10.1	November 12, 2010

10.46A	Addendum No. 1 to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010	10-Q	333-164593	10.2	November 12, 2010

10.47†	Phase 1 Contract Services Agreement between the Registrant and Toyota Motor Corporation dated October 6, 2010	—	—	—	—	X

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—
*	Furnished herewith
†	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: March 3, 2011	/s/ Elon Musk Elon Musk Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/s/ Deepak Ahuja Deepak Ahuja	Chief Financial Officer (Principal Financial Officer)	March 3, 2011

/s/ Brad Buss Brad Buss	Director	March 3, 2011

/s/ Ahmed Saif Al Darmaki Ahmed Saif Al Darmaki	Director	March 3, 2011

/s/ Ira Ehrenpreis Ira Ehrenpreis	Director	March 3, 2011

/s/ Antonio Gracias Antonio Gracias	Director	March 3, 2011

/s/ Stephen Jurvetson Stephen Jurvetson	Director	March 3, 2011

/s/ Herbert Kohler Herbert Kohler	Director	March 3, 2011

/s/ Kimbal Musk Kimbal Musk	Director	March 3, 2011