Form 10-Q
period 2011-03-31
TESLA MOTORS INC
filed 2011-05-13
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 95,632,704 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$100,655	$99,558
Restricted cash	42,943	73,597
Accounts receivable	20,260	6,710
Inventory	50,823	45,182
Prepaid expenses and other current assets	12,225	10,839

Total current assets	226,906	235,886

Operating lease vehicles, net	9,141	7,963
Property, plant and equipment, net	143,372	114,636
Restricted cash	4,934	4,867
Other assets	22,936	22,730

Total assets	$407,289	$386,082

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,660	$28,951
Accrued liabilities	19,809	20,945
Deferred revenue	3,820	4,635
Capital lease obligations, current portion	275	279
Reservation payments	39,412	30,755

Total current liabilities	112,976	85,565

Common stock warrant liability	7,509	6,088
Capital lease obligations, less current portion	421	496
Deferred revenue, less current portion	3,089	2,783
Long-term debt	102,484	71,828
Other long-term liabilities	13,072	12,274

Total liabilities	239,551	179,034

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value; 221,903,982 shares authorized; no shares issued and outstanding	—	—

Common stock; $0.001 par value; 2,000,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 95,554,840 and 94,908,370 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	96	95
Additional paid-in capital	631,564	621,935
Accumulated deficit	(463,922)	(414,982)

Total stockholders’ equity	167,738	207,048

Total liabilities and stockholders’ equity	$407,289	$386,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Automotive sales	$33,628	$20,585
Development services	15,402	227

Total revenues	49,030	20,812
Cost of revenues
Automotive sales	26,961	16,858
Development services	4,041	102

Total cost of revenues	31,002	16,960
Gross profit	18,028	3,852
Operating expenses
Research and development	41,162	13,265
Selling, general and administrative	24,212	16,585

Total operating expenses	65,374	29,850

Loss from operations	(47,346)	(25,998)
Interest income	40	48
Interest expense	—	(230)
Other expense, net	(1,485)	(3,221)

Loss before income taxes	(48,791)	(29,401)
Provision for income taxes	150	118

Net loss	$(48,941)	$(29,519)

Net loss per share of common stock, basic and diluted	$(0.51)	$(4.04)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	95,187,345	7,301,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(48,941)	$(29,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,517	2,141
Change in fair value of warrant liabilities	1,421	2,332
Stock-based compensation	5,926	3,387
Inventory write-downs	383	141
Other	11	—
Changes in operating assets and liabilities
Accounts receivable	(13,550)	(2,443)
Inventories	(5,481)	(5,507)
Prepaid expenses and other current assets	(1,423)	(316)
Operating lease assets	(1,482)	—
Other assets	(366)	253
Accounts payable and accrued liabilities	7,742	(3,507)
Deferred development compensation	—	(156)
Deferred revenue	(509)	5,521
Reservation payments	8,657	(59)
Other long-term liabilities	798	403

Net cash used in operating activities	(43,297)	(27,329)

Cash Flows From Investing Activities
Purchases of property and equipment	(20,476)	(5,472)
Withdrawals out of our dedicated Department of Energy account	30,654	—
Increase in other restricted cash	(67)	(3,907)

Net cash provided by (used in) investing activities	10,111	(9,379)

Cash Flows From Financing Activities
Principal payments on capital leases and other debt	(79)	(77)
Proceeds from long-term debt	30,656	29,920
Proceeds from exercise of stock options and other stock issuances	3,706	358
Deferred common stock and loan facility issuance costs	—	(1,574)

Net cash provided by financing activities	34,283	28,627

Net increase (decrease) in cash and cash equivalents	1,097	(8,081)
Cash and cash equivalents at beginning of period	99,558	69,627

Cash and cash equivalents at end of period	$100,655	$61,546

Supplemental noncash investing and financing activities
Issuance of convertible preferred stock warrant	—	6,293

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We have fifteen wholly-owned subsidiaries. The primary purpose of these subsidiaries is to market and/or service our vehicles.

Since inception, we have incurred significant losses and have used approximately $374 million of cash in operations through March 31, 2011. As of March 31, 2011, we had $100.7 million in cash and cash equivalents. We are currently selling the Tesla Roadster automobile and are developing the Model S sedan which we currently expect to introduce commercially in 2012. To the extent we do not meet our planned sales volumes or future product releases or our existing cash and cash equivalents balances are insufficient to fund our future activities, we will need to raise additional funds. We cannot be certain that additional financing, if and when needed, will be available at terms satisfactory to us, or at all. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Initial Public Offering

In July 2010, we completed the initial public offering (IPO) of common stock in which a total of 11,880,600 shares of our common stock were issued. Concurrent with the closing of our IPO, we also issued 2,941,176 shares of common stock to Toyota Motor Corporation (Toyota) in a private placement. Upon the completion of the IPO, all convertible preferred stock automatically converted into 70,226,844 shares of common stock. Additionally, 445,047 shares of common stock were issued upon the net exercise of all outstanding warrants, excluding the Department of Energy warrant.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Tesla and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Revenue Recognition

We recognize revenues from sales of the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of zero emission vehicle credits, and sales of electric vehicle powertrain components. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Effective January 1, 2011, we adopted amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after January 1, 2011. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. For fiscal 2011 and future periods, when a sales arrangement contains multiple elements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have been able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicles accessories and options separately, outside of any multiple element arrangements. Therefore, there were no material differences between total revenue reported and pro forma total revenues that would have been reported during the three months ended March 31, 2011, if the transactions entered into or materially modified after January 1, 2011 were subject to previous accounting guidance.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. More recently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Accrued warranty - beginning of period	$5,417	$3,757
Warranty costs incurred	(576)	(375)
Provision for warranty	963	625

Accrued warranty - end of period	$5,804	$4,007

We provide a warranty on all vehicle sales, and we accrue warranty reserves at the time a vehicle is delivered to a customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the condensed consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

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

During the three months ended March 31, 2011, our accounts receivable were derived primarily from the development of powertrain systems for Toyota (see Note 9) and sales of powertrain components to Daimler AG (Daimler).

The following summarizes the accounts receivable in excess of 10% of total accounts receivable:

	March 31, 2011	December 31, 2010
Toyota	64%	42%
Daimler	31%	51%

Single source suppliers provide us with a number of components that meet our manufacturing requirements. For example, Lotus Cars, Limited is the only manufacturer for certain components, such as the chassis of our Tesla Roadster. In other instances, although there may be multiple suppliers available, many of the components used in our vehicles are purchased by us from a single source. If these single source suppliers fail to satisfy our requirements on a timely basis at competitive prices, we could suffer manufacturing delays, a possible loss of revenues, or incur higher cost of sales, any of which could adversely affect our operating results.

Net Loss per Share of Common Stock

Our basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included as their effect is antidilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Three Months Ended March 31,
	2011	2010
Convertible preferred stock	—	70,226,844
Convertible preferred stock warrants	—	516,506
Stock options to purchase common stock	14,654,270	11,564,717
Common stock subject to repurchase	1,112	25,294
Common stock warrant	3,090,111	—

Income Taxes

We estimate our income taxes in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. Income taxes are completed using the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carryforwards and temporary differences.

Valuation allowances are established when necessary to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. Because of the uncertainty of the realization of the deferred tax assets, we have recorded a full valuation allowance against our domestic net deferred tax assets.

Unrecognized tax benefits relate to uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of significant legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We currently do not believe there will be any material changes in our unrecognized tax benefits within the next 12 months.

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standard update which requires companies to allocate revenue in multiple element arrangements based on an element’s estimated selling price if vendor specific or other third party evidence of value is not available. The guidance is effective beginning January 1, 2011 with early application permitted. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using Level III inputs, a reporting entity will be required to disclose information about purchases, sales, issuances and settlements on a gross rather than on a net basis. The updated guidance will also require fair value disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level II and Level III fair value measurements. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this updated guidance did not have a material impact on our condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

As of March 31, 2011 and December 31, 2010, our inventory consisted of the following components (in thousands):

	March 31,	December 31,
	2011	2010
Raw material	$18,091	$15,936
Work in process	5,611	4,538
Finished goods	21,375	20,125
Service	5,746	4,583

Total inventories	$50,823	$45,182

Property, Plant and Equipment, net

As of March 31, 2011 and December 31, 2010, our property, plant and equipment consisted of the following components (in thousands):

	March 31,	December 31,
	2011	2010
Computer equipment and software	$9,639	$8,864
Office furniture, machinery and equipment	13,951	12,551
Tooling	15,985	15,913
Leasehold improvements	20,475	13,993
Land	26,391	26,391
Construction in progress	81,749	58,917

	168,190	136,629
Less: Accumulated depreciation and amortization	(24,818)	(21,993)

	$143,372	$114,636

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our facility in Fremont, California, as well as tooling and manufacturing equipment. We will start depreciating these assets upon commencement of our Model S production. Capitalized interest on construction in progress related to our Model S assets is included in construction in progress and during the three months ended March 31, 2011, we capitalized $0.7 million of interest expense.

Depreciation and amortization expense during the three months ended March 31, 2011 and 2010 was $3.1 million and $2.1 million, respectively.

Other Assets

As of March 31, 2011 and December 31, 2010, our other assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Emission credits	$14,531	$14,508
Loan facility issuance costs, net	6,894	7,053
Others	1,511	1,169

	$22,936	$22,730

Accrued Liabilities

As of March 31, 2011 and December 31, 2010, our accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued purchases	$11,895	$10,030
Payroll and related costs	4,912	6,516
Accrued warranty	1,920	1,725
Taxes payable	962	2,674
Other	120	—

	$19,809	$20,945

Other Long-Term Liabilities

As of March 31, 2011 and December 31, 2010, our other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Environmental liabilities	$5,300	$5,300
Accrued warranty, long-term	3,884	3,692
Deferred rent liability	3,230	2,919
Other	658	363

	$13,072	$12,274

4. Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, and deposits approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist only of cash equivalents. Our liabilities that are measured at fair value on a recurring basis consist of our common stock warrant liability during the three months ended March 31, 2011, and additionally our convertible preferred stock warrant liability during the three months ended March 31, 2010.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. We do not have any Level II instruments, or instruments valued based on other observable inputs. Our common stock warrant liability (see Note 6) is classified within Level III of the fair value hierarchy.

As of March 31, 2011 and December 31, 2010, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	March 31, 2011				December 31, 2010
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$111,085	$111,085	$—	$—	$145,708	$145,708	$—	$—

Common stock warrant liability	$7,509	$—	$—	$7,509	$6,088	$—	$—	$6,088

The changes in the fair value of the common stock and convertible preferred stock warrant liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Fair value, beginning of period	$6,088	$1,734
Issuances	—	6,293
Change in fair value	1,421	2,332

Fair value, end of period	$7,509	$10,359

5. Reservation Payments

Reservation payments allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. Beginning with our 2010 model year Tesla Roadsters manufactured to specification, our purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial refundable reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of March 31, 2011, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.1 million and reservation payments for Model S sedans in an aggregate amount of $37.3 million. As of December 31, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.5 million and reservation payments for Model S sedans in an aggregate amount of $28.3 million.

6. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us prior to the execution of the DOE Loan Facility and related to the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore expect to receive 100% reimbursement from the DOE Loan Facility for ongoing budgeted costs, but will continue to be responsible for cost overruns. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million. During the three months ended March 31, 2011, we received additional loans for $30.7 million. Through March 2011, we received loans under the DOE Loan Facility for an aggregate of $102.5 million at interest rates ranging from 1.7% to 3.4%. As of March 31, 2011, $362.5 million remained available under the DOE Loan Facility for future draw downs.

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

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from an initial public offering and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Upon the completion of our Initial Public Offering and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund the dedicated account. Through March 31, 2011, we have transferred $57.1 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of March 31, 2011 and December 31, 2010, $42.9 million and $73.6 million remained in the dedicated account, respectively. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheets.

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

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the three months ended March 31, 2011, we amortized $0.6 million to interest expense.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other income (expense), net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of March 31, 2011 and December 31, 2010, the fair value of the DOE warrant was $7.5 million and $6.1 million, respectively. During the three months ended March 31, 2011, we recognized income for the change in the fair value of the DOE warrant in the amount of $1.4 million and during the three months ended March 31, 2010, we recognized expense of $0.2 million through other income (expense), net, in the condensed consolidated statements of operations.

7. Equity Incentive Plans

Effective January 1, 2006, we adopted the fair value method of accounting for stock options granted to employees which requires the recognition of compensation expense for costs related to all share-based payments, including stock options.

Prior to the completion of our IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors as there was no public market for our common stock. The Board of Directors has determined fair value of the common stock at the time of each grant of options by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and trends in the broader automobile industry.

Subsequent to the completion of our IPO, we account for stock-based compensation by measuring and recognizing the fair value of all stock-based payment awards made to employees based on the estimated grant date fair values, including employee stock options and the employee stock based purchase plan. We use the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of the stock’s market price, the expected term of the stock-based awards, the expected risk free rate of interest and any dividend yields. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. As we have been operating as a public company for a period of time that is shorter than our estimated expected option life, we concluded that our historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. As a result, our expected volatility is based on the historical volatility of a peer group of publicly traded companies.

The following table summarizes the consolidated stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of sales	$154	$42
Research and development	2,299	281
Selling, general and administrative	3,473	3,064

Total	$5,926	$3,387

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended
	March 31,
	2011	2010
North America	$24,409	$9,219
Europe	20,998	11,593
Asia	3,623	—

Total	$49,030	$20,812

Long-lived Assets

	March 31,	December 31,
	2011	2010
United States	$141,008	$119,014
International	11,505	3,585

Total	$152,513	$122,599

9. Strategic Partnerships

Daimler AG

Daimler A-Class Program

During the three months ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler until execution of a final agreement in May 2010.

No development services revenue from the A-Class development program was recorded for the three months ended March 31, 2010. Costs of development services incurred prior to the finalization of the A-Class agreement were recorded as research and development expenses. During the three months ended March 31, 2010, we recorded $0.5 million of such costs in research and development.

As of December 31, 2010 all development work related to the A-Class development program had been completed and as such, no further development services revenue are recorded during the three months ended March 31, 2011.

Toyota Motor Corporation

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. Pursuant to the agreement, Toyota will pay us up to $9 million for the anticipated development services to be provided by us. During the three months ended March 31, 2011, we recognized $1.2 million in development services revenue. Through March 31, 2011, we received total payments from Toyota of $3.5 million under the Phase 0 contract service agreement.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota will pay us up to $60.0 million for the successful completion of certain development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the three months ended March 31, 2011, we completed two milestones and along with the amortization of our upfront payment and the delivery of certain prototype samples, we recognized $14 million in development services revenue. Through March 31, 2011, we have received total payments from Toyota of $7.3 million under the Phase 1 contract service agreement.

10. Commitments and Contingencies

Environmental Liabilities

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from New United Motor Manufacturing, Inc (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we have not yet performed an in-depth environmental assessment on this facility, and we cannot determine the potential costs to remediate any pre-existing contamination with any certainty at this time. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. As the decommissioning activities are completed and as we continue with our planned construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2011, we have accrued $5.3 million related to these environmental liabilities.

11. Subsequent Events

DOE Loan Facility Draw-Down

In April 2011, we received additional loans under the DOE Loan Facility for $8.7 million at interest rates ranging from 2.2% to 2.7%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects plans and objectives of management and the statements made below under the heading “Management Opportunities, Challenges and Risks.” The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network, and market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We were incorporated in Delaware in 2003, opened our first store in Los Angeles, California in May 2008, and introduced our first vehicle, the Tesla Roadster, in early 2008. In July 2009, we introduced a new Roadster model, the Tesla Roadster 2, and its higher performance option package Roadster Sport, as well as launched the Tesla Roadster in Europe. On July 1, 2010, we introduced the Roadster 2.5, with new styling and an upgraded interior. We are designing our second vehicle, the Model S, for a significantly broader customer base than the Tesla Roadster and plan to manufacture the Model S in higher volumes than our current volumes for the Tesla Roadster.

During the quarter ended March 31, 2011, we experienced higher automotive sales and development services revenues. Total revenues for the quarter ended March 31, 2011 were $49.0 million, an increase of 136% over total revenues of $20.8 million for the quarter ended March 31, 2010. Automotive sales revenues increased 63% from the quarter ended March 31, 2010, driven by significantly higher deliveries of battery packs and chargers to Daimler AG (Daimler), as well as higher sales of the Tesla Roadster. In 2010, we were selected by Daimler to initially supply it with up to 1,000 battery packs and chargers to support a trial of the Smart fortwo electric drive in at least five European cities and we began supplying these battery packs and chargers at the end of the first quarter of 2010. During the first quarter of 2011, Daimler increased its total orders under this program by another 300 units to 2,100 battery packs and chargers. The quarter ended March 31, 2011 also represented our first full quarter of deliveries of battery packs and chargers for Daimler’s A-Class program. Production for both the Smart fortwo and A-Class programs is expected to continue through 2011.

We continued to support sales of the Tesla Roadster with increased sales and marketing activities. Our network of stores increased to 17 stores by the end of the first quarter. In April 2011, we opened our newest store at Santana Row in San Jose, California. The opening of our Santana Row store launched what we believe to be a new retail experience designed to engage and inform potential customers about electric vehicles in general and the advantages of the Tesla experience in particular. At the store, Tesla customers can learn about electric vehicles, explore Tesla’s innovations, and configure their cars through hands-on interactive touchscreens.

Development services revenue increased to $15.4 million for the quarter ended March 31, 2011 driven primarily by our development activities for the Toyota Motor Corporation (Toyota) RAV4 EV program. We continued to progress as planned, with the completion of initial milestones and deliveries of samples and prototype vehicles to Toyota. Pursuant to our agreements with Toyota, we expect to recognize up to an additional $45 million for the remaining development services which we currently expect to complete in the fourth quarter of 2011 or the first quarter of 2012. Toyota anticipates bringing the RAV4 EV to market in the United States in 2012, and we are negotiating with Toyota to finalize a separate agreement to supply production parts for that project; however, no agreement has yet been executed and there are no assurances that we will be able to enter into any such agreement.

During the quarter ended March 31, 2011, we completed the construction of our Model S alpha prototypes and continued to put those prototypes through numerous rounds of testing. Detailed testing of systems integration, performance and safety, including cold weather brakes testing, has provided us with significant reliability and systems integration data and we expect that our iterative alpha testing will continue to influence our final part designs. Preparations for the beta build in our Fremont facility later this year are underway and we are working closely with suppliers to design, develop and test components that will meet our anticipated production design specifications. As a result of expenses related to the Model S alpha prototype build, increased production and engineering headcount, significant engineering, design and testing work being undertaken at several of our suppliers to support Model S readiness, along with our other research and development activities, research and development expenses increased to $41.2 million for the quarter ended March 31, 2011 from $13.3 million for the quarter ended March 31, 2010. We anticipate that this trend will continue as we incur additional costs to develop the Model S and to operate our planned Model S manufacturing facility prior to the start of Model S production.

Alongside Model S engineering and manufacturing engineering development, we also experienced significant activity at our Fremont manufacturing facility, where we intend to produce our planned Model S and future vehicles. Significant construction continued to take place and work has been completed to prepare each shop for the delivery of manufacturing equipment. Equipment in plastics and stamping has been run in manual operation modes and further automation installation will continue throughout the summer. As a result of investments being made in our Fremont manufacturing facility and assets, along with our Palo Alto, California corporate headquarters and powertrain facility, capital expenditures increased to $20.5 million for the quarter ended March 31, 2011, compared to $8.5 million for the quarter ended March 31, 2010. We anticipate that this trend will continue and capital expenditures for the remainder of the year will be significant as our aggregate capital expenditures for 2011 are currently expected to be in the range of $190 million and $215 million.

Our Model S and powertrain development activities, as well as our capital investments in manufacturing infrastructure, continued to be supported by draw-downs under our Department of Energy Loan Facility (DOE Loan Facility) and other sources of cash including cash from the sales of the Tesla Roadster, cash from the provision of development services and sales of powertrain components and cash received from refundable reservation payments for our Model S. During the quarter ended March 31, 2011, we received $30.7 million in draw-downs under the DOE Loan Facility bringing our total long-term debt under the facility to $102.5 million. As we continue to progress on our Model S and powertrain activities, we expect to continue making draw-downs under the DOE Loan Facility.

As of March 31, 2011, we had $506 million in principal sources of liquidity available from our cash and cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $100.7 million which included investments in money market funds, cash of $42.9 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $362.5 million available under the DOE Loan Facility.

Management Opportunities, Challenges and Risks

Our focus for the remainder of 2011 continues to be on the disciplined development and preparation for the first customer deliveries of the planned Model S in mid-2012, as well as the continued growth of revenues through sales of the Tesla Roadster, and powertrain component sales and development services activities with our strategic partners.

We expect 2011 sales of the Tesla Roadster to grow over 2010, but expect some seasonality during the winter months. We have a supply agreement with Lotus to purchase 2,400 Tesla Roadster vehicles or gliders, and through March 31, 2011, we have delivered approximately 1,650 vehicles to customers. We currently intend to manufacture the majority of our gliders with Lotus for our current generation Tesla Roadster until December 2011, and we intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a limited number of Tesla Roadsters for sale in 2012. We currently anticipate that sales of the Tesla Roadster in North America may end by the end of 2011.

As we have a limited number of the Tesla Roadster left for sale, we anticipate our automotive sales may decline, potentially significantly, just prior to the launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles.

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

As a result of our electric powertrain supply and development services activities with our strategic partners, we will have significant deliveries and milestones to achieve in 2011. Along with the supply of battery packs and chargers for Daimler’s Smart fortwo EV and A-Class programs, we will also have important development milestones and prototypes to deliver to Toyota as part of our Toyota RAV4 EV agreements. Although our current agreements with Daimler and Toyota provide us with increased revenue potential in 2011 from powertrain-related activities, we do not yet have finalized agreements with Daimler or Toyota for significant sales or services beyond 2011.

Model S development will continue to be a primary focus for 2011. We anticipate that we will place greater sales emphasis on the generation of Model S reservations during the second half of 2011 as we work towards the launch of our planned Model S in mid-2012. Ensuring that our engineering, operations and manufacturing engineering teams execute on all significant activities will be critical to a timely launch of first customer deliveries of our Model S in mid-2012. Our progress towards our beta prototype activities as well as readiness of our manufacturing capabilities will influence our ability to achieve the manufacturing cost per unit that we are currently projecting.

In 2011, we publicly announced the Tesla Model X as the first vehicle derivative we intend to develop by leveraging the Model S platform. We are designing the Model X as a crossover vehicle. We intend to develop a prototype of the Model X by the end of 2011. The acceleration of the development of future vehicles, including the Tesla Model X, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

Our operating expenses are expected to increase in 2011 as we continue to execute on the Model S program, systematically and strategically expand our sales and marketing activities globally to support the launch of the Model S, as well as to maintain and support the overall activities of a growing public company. As we continue to make significant investments in research and development and our infrastructure to launch the Model S, we expect to continue generating a net loss despite anticipated year-over-year growth in revenues. Cost control within our operations, especially in general and administrative, continues to be an important objective.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our condensed consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

For revenue arrangements that were entered into or materially modified after January 1, 2011, implementation of new revenue accounting guidance had no material impact on our reported revenue for the three months ended March 31, 2011 as compared to revenue that would have been reported if the related arrangements were subject to the accounting requirements in effect in the prior year.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenues
Automotive sales	$33,628	$20,585
Development services	15,402	227

Total revenues	49,030	20,812
Cost of revenues
Automotive sales	26,961	16,858
Development services	4,041	102

Total cost of revenues	31,002	16,960
Gross profit	18,028	3,852
Operating expenses
Research and development	41,162	13,265
Selling, general and administrative	24,212	16,585

Total operating expenses	65,374	29,850
Loss from operations	(47,346)	(25,998)
Interest income	40	48
Interest expense	—	(230)
Other expense, net	(1,485)	(3,221)

Loss before income taxes	(48,791)	(29,401)
Provision for income taxes	150	118

Net loss	$(48,941)	$(29,519)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2011	2010
Vehicle, options and related sales	$20,467	$18,095
Powertrain component and related sales	13,161	2,490

Total automotive sales	$33,628	$20,585

Automotive sales during the three months ended March 31, 2011 was $33.6 million, an increase from $20.6 million during the three months ended March 31, 2010.

Vehicle, options and related sales represent sales of the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle credits. Powertrain component and related sales represent the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other manufacturers. Vehicle, options and related sales during the three months ended March 31, 2011 was $20.5 million, an increase from $18.1 million for the three months ended March 31, 2010. The $2.4 million increase in vehicle, options and related sales was primarily attributable to an increase in the number of Tesla Roadsters that we sold and in particular in Asia, where we began selling the Tesla Roadster in 2010. Powertrain component and related sales for the three months ended March 31, 2011 was $13.2 million, an increase from $2.5 million for the three months ended March 31, 2010. The increase of $10.7 million in powertrain component and related sales was primarily due to significant shipments of batteries and chargers to Daimler. We began substantively delivering battery packs and chargers for the Daimler Smart fortwo program at the end of the first quarter of 2010, and the first quarter of 2011 represented the first full quarter of shipments of batteries and chargers for the Daimler A-Class program.

Development Services

Beginning in the first quarter of 2010, we started entering into development services arrangements with the expectation that our development services would constitute a viable revenue-generating activity. We began recognizing development services revenue during the first quarter of 2010 with the development and delivery of modular battery packs for Freightliner Custom Chassis Corporation, an affiliate of Daimler. During the three months ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program as of March 31, 2010, we deferred the $5.5 million of payments that had been received from Daimler until a final agreement was subsequently executed in May 2010. We have completed our deliverables under these agreements in 2010.

In July 2010, we entered into an agreement with Toyota to initiate development of an electric powertrain for the Toyota RAV4. Under this Phase 0 development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. In October 2010, we also entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. During the three months ended March 31, 2011, we completed two milestones under the Phase 1 agreement and delivered several samples and prototype vehicles. Development services revenue under these arrangements with Toyota for the three months ended March 31, 2011 was $15.2 million.

We intend to grow our development services revenue over time by establishing additional commercial arrangements with Daimler, Toyota and other automobile manufacturers. We do not yet have agreements for significant sales or services beyond 2011.

Additionally, we expect our development services revenue may fluctuate in future periods based on the timing of cash receipts as compared to the timing of meeting revenue recognition criteria.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and cost of revenues related to our development services. Cost of revenues during the three months ended March 31, 2011 was $31.0 million, an increase from $17.0 million during the three months ended March 31, 2010. The increase in cost of automotive sales for the three months ended March 31, 2011 was driven primarily by an increase in the number of vehicles that we sold and the significant shipments of batteries and chargers to Daimler. We began substantively delivering battery packs and chargers for the Daimler Smart fortwo program at the end of the first quarter of 2010, and the first quarter of 2011 represented the first full quarter of shipments of batteries and chargers for the Daimler A-Class program. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. The increase in cost of development services was driven primarily by our activities for the Toyota RAV4 program which began in the second half of 2010.

Gross profit for the three months ended March 31, 2011 was $18.0 million, an increase from $3.9 million for the three months ended March 31, 2010. The increase was driven primarily by the gross profit contributed by our development services revenues which we substantively began to recognize in the second quarter of 2010 and a significant increase in Tesla Roadster sales.

We expect our development services revenue may fluctuate in future periods based on the timing of cash receipts as compared to the timing of meeting revenue recognition criteria. This may cause our gross profit and gross margin to be similarly impacted. We currently do not expect a significant change in the production cost of the Tesla Roadster through 2011.

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

Research and development expenses during the three months ended March 31, 2011 were $41.2 million, an increase from $13.3 million during the three months ended March 31, 2010. The $27.9 million increase in research and development expenses during the three months ended March 31, 2011 consisted primarily of a $10.6 million increase in professional and outside services costs related to Model S engineering, design and testing activities, a $7.5 million increase in materials and prototyping expenses primarily to support our Model S alpha build as well as powertrain development activities, a $5.9 million increase in employee compensation expenses from higher headcount, and a $2.1 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and a higher common stock valuation applied to new grants made in 2010.

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

Since the commercial launch of the Tesla Roadster, our investment in research and development related to the Tesla Roadster has decreased significantly. We have, however, significantly increased our research and development efforts for the Model S, which has resulted in an increase in our research and development expenses in both aggregate dollar amounts and as a percentage of our revenues. We anticipate that this trend will continue on an annual basis as we incur additional costs to develop the Model S and to operate our planned Model S manufacturing facility in Fremont, California prior to the start of Model S production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended March 31, 2011 were $24.2 million, an increase from $16.6 million during the three months ended March 31, 2010. The $7.6 million increase in our selling, general and administrative expenses during the three months ended March 31, 2011 consisted primarily of a $3.8 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $1.4 million increase in costs principally related to increased marketing activities, and a $0.9 million increase in office, information technology and facilities-related costs to support the growth of our business.

We expect selling, general and administrative expenses to increase both in aggregate dollar amounts and as a percentage of revenue in future periods as we continue to grow and expand our operations, and increase our sales and marketing activities to handle our expanding market presence and prepare for the planned Model S commercial launch in mid-2012. We also expect an increase in our selling, general and administrative expenses as a result of our planned increase in the number of Tesla stores. As of March 31, 2011, we had opened Tesla stores in the United States, Europe and Japan. We plan to open additional stores during 2011.

Interest Expense

Our interest expense is primarily due to our loans under the DOE Loan Facility which we began accessing in 2010. During the three months ended March 31, 2011, we capitalized $0.7 million of interest expense to construction in progress. Although interest expense will increase as we continue to draw down on the DOE Loan Facility to fund our Model S and powertrain activities, we expect to capitalize this interest to construction in progress through 2011.

Other Expense, Net

Other expense, net consists primarily of the change in the fair value of our warrant liabilities and transaction gains and losses on our foreign currency-denominated assets and liabilities. We expect our transaction gains and losses will vary depending upon movements in the underlying exchange rates. Income or charges resulting from the change in the fair value of our stock warrant liability, excluding the DOE warrant liability, was eliminated after July 2, 2010, as these warrants were net exercised at the completion of our IPO. The DOE convertible preferred stock warrant became a common stock warrant on July 2 and is carried at its estimated fair value with changes in its fair value continuing to be reflected in other income (expense), net, until its expiration or vesting.

Other expense, net, during the three months ended March 31, 2011 was $1.5 million, a decrease in expense compared to other expense, net, of $3.2 million during the three months ended March 31, 2010. The decrease in other expense, net, for the three months ended March 31, 2011 was primarily due to the elimination of warrant liabilities, excluding the DOE warrant liability, after the completion of our IPO, partially offset by a higher charge from the fair value change in our DOE warrant liability during the three months ended March 31, 2011 resulting from a higher stock price.

Provision for Income Taxes

Our provision for income taxes during the three months ended March 31, 2011 was $0.2 million, compared to $0.1 million during the three months ended March 31, 2010. The increase for the three months ended March 31, 2011 was due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through the three months ended March 31, 2011, we had accumulated net operating losses of $463.9 million and have used $373.9 million of cash in operations. As of March 31, 2011, we had approximately $506 million in principal sources of liquidity available from our cash and cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $100.7 million which included investments in money market funds, cash of $42.9 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $362.5 million available under the DOE Loan Facility, which is primarily intended to cover spending related to the development of the Model S and our powertrain activities. Other sources of cash also include cash from the sales of the Tesla Roadster, cash from the provision of development services, sales of powertrain components and refundable reservation payments for our Model S.

We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities, will be sufficient to fund our operations through the anticipated initial customer deliveries of the Model S. This capital will fund our ongoing operations, continue research, development and design efforts, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S. The acceleration of the development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We may also choose to opportunistically raise additional funds if market conditions are favorable.

We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us prior to execution of the DOE Loan Facility and related to the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore expect to receive 100% reimbursement from the DOE Loan Facility for ongoing budgeted costs, but will continue to be responsible for cost overruns. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million. Through March 2011, we received loans under the DOE Loan Facility for an aggregate of $102.5 million at interest rates ranging from 1.7% to 3.4%. As of March 31, 2011, $362.5 million remained available under the DOE Loan Facility for future draw downs.

On April 28, 2011, we received additional loans under the DOE Loan Facility for $8.7 million at interest rates ranging from 2.2% to 2.7%.

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

In addition to our obligation to fund a portion of the project costs as described above, we have agreed to set aside 50% of the net proceeds from our IPO and the concurrent Toyota private placement and any subsequent offerings of stock occurring before the completion of the projects, up to an aggregate of $100 million, to fund a separate, dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and will also be used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Upon the completion of our Initial Public Offering and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund the dedicated account. Through March 31, 2011, we have transferred $57.1 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of March 31, 2011 and December 31, 2010, $42.9 million and $73.6 million remained in the dedicated account, respectively. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheets.

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

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our planned leasing operations will materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We intend to require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the three months ended March 31, 2011, approximately 10% of the vehicles delivered during the period were under operating leases. As of March 31, 2011, we had deferred revenues of $1.2 million of down payments which will be recognized over the term of the individual leases. Through March 31, 2011, our leasing activity has not had a significant adverse impact on our liquidity.

Reservations Payments

Reservation payments allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. Beginning with our 2010 model year Tesla Roadsters manufactured to specification, our purchase agreement requires the payment of an initial $9,900, €11,500 or £10,000 deposit, depending on the location of the customer. For the Model S, we require an initial refundable reservation payment of at least $5,000. For vehicles purchased directly from our showrooms, no deposit is required. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

Summary of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(43,297)	$(27,329)
Net cash provided by (used in) investing activities	10,111	(9,379)
Net cash provided by financing activities	34,283	28,627

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

Net cash used in operating activities was $43.3 million during the three months ended March 31, 2011. The largest component of our cash used during this period related to our net loss of $48.9 million, which included non-cash charges of $5.9 million related to stock-based compensation expense, $3.5 million related to depreciation and amortization and $1.4 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $65.4 million of operating expenses, $31.0 million of cost of revenues, a $5.5 million increase in inventory, a $1.5 million increase in operating lease vehicles and a $1.4 million increase in prepaid expenses and other current assets, partially offset by a $7.7 million increase in accounts payable and accrued liabilities. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales while the net increase in accounts payable was due to both the growth of our business and the timing of vendor payments. Operating lease vehicles continued to increase with the introduction of our leasing program in 2010.

Significant operating cash inflows for the three months ended March 31, 2011 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Significant operating cash inflows were comprised primarily of automotive sales of $33.6 million, $15.4 million of development services revenue and an $8.7 million increase in reservation payments, partially offset by a $13.6 million increase in accounts receivable. The increase in accounts receivable was related primarily to receivables from Toyota for the achievement of two milestones under the Toyota RAV4 Phase 1 contract services agreement.

Net cash used in operating activities was $27.3 million during the three months ended March 31, 2010. The largest component of our cash used during this period was a net loss of $29.5 million, which included non-cash charges of $3.4 million related to stock-based compensation expense, $2.3 million related to the fair value change in our convertible preferred stock warrant liability and $2.1 million related to depreciation and amortization. Significant operating cash outflows were primarily related to $29.9 million of operating expenses, $17.0 million of cost of revenues, a $5.5 million increase in inventory and a $3.5 million net decrease in accounts payable and accrued liabilities. Inventory increased to meet our production requirements while the net decrease in accounts payable and accrued liabilities was driven primarily by the timing of payments. Significant operating cash inflows for the three months ended March 31, 2010 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Cash inflows were $23.9 million comprised primarily of automotive sales of $20.6 million, $0.2 million of development services revenue, a $5.5 million increase in deferred revenues, partially offset by a $2.4 million increase in accounts receivable. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. The increase in deferred revenues was primarily driven by payments that we had received from Daimler in relation to this development arrangement for which an agreement had yet to be finalized and therefore, revenue was deferred. The increase in accounts receivable was related primarily to powertrain component sales during the three months ended March 31, 2010 in relation to Daimler’s Smart fortwo program.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash provided by investing activities was $10.1 million during the three months ended March 31, 2011 primarily related to $30.6 million that was transferred out of our dedicated DOE account in accordance with the provisions of the DOE Loan Facility, partially offset by capital purchases of $20.5 million. The increase in capital purchases was primarily due to significant development and construction activities at our Models S manufacturing facility as well as purchases of manufacturing equipment.

Net cash used in investing activities was $9.4 million during the three months ended March 31, 2010. The uses of cash for investing activities during the three months ended March 31, 2010 consisted of $5.5 million in purchases of capital equipment and a $3.9 million increase in restricted cash. The increase in restricted cash was primarily related to a $3.0 million deposit paid into escrow for the purchase of manufacturing equipment as well as certain refundable reservation payments segregated in accordance with state consumer protection regulations in Washington State.

Cash Flows from Financing Activities

Cash provided by financing activities was $34.3 million during the three months ended March 31, 2011 and was comprised primarily of $30.7 million received from our draw-downs under the DOE Loan Facility and $3.7 million received from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

Cash provided by financing activities was $28.6 million during the three months ended March 31, 2010 and was comprised primarily of the $29.9 million we received from our draw-downs under the DOE Loan Facility, partially offset by $1.6 million of issuance costs we incurred in relation to our DOE Loan Facility and preparation of our initial public offering.

Contractual Obligations

The following table sets forth, as of March 31, 2011 certain significant cash obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2011	2012	2013	2014	2015	2016 and thereafter
Operating lease obligations	$52,262	$5,352	$6,615	$6,611	$6,481	$5,943	$21,260
Capital lease obligations	738	233	286	219	—	—	—
Purchase obligations (1)	11,923	11,923	—	—	—	—	—

Total contractual obligations	$64,923	$17,508	$6,901	$6,830	$6,481	$5,943	$21,260

(1)	Obligations include significant agreements or purchase orders to purchase goods or services that are enforceable, legally binding and where the significant terms are specified. Where a minimum purchase obligation is stipulated, as in the case of our supply agreement with Lotus Cars Limited, the amounts included in the table reflect the minimum purchase amounts based on the March 31, 2011 exchange rate for the British pound. Purchase obligations that are cancelable without significant penalty, are not included in the table.

As of March 31, 2011 and December 31, 2010, we held reservation payments of $39.4 million and $30.8 million from potential customers, respectively, which are not reflected in the table above. As of March 31, 2011, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.1 million and reservation payments for Model S sedans in an aggregate amount of $37.3 million. As of December 31, 2010, we held reservation payments for undelivered Tesla Roadsters in an aggregate amount of $2.5 million and reservation payments for Model S sedans in an aggregate amount of $28.3 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A portion of our revenues, costs and expenses for the three months ended March 31, 2011 and 2010 were denominated in foreign currencies. This is primarily due to the contract with Lotus Cars Limited in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders, and other parts sourced in Europe. In addition, our international sales and marketing operations incur expense denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. This cost exposure is partially offset by our recent sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases from Asian suppliers are also subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency, it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results. To date, the foreign currency effect on our cash and cash equivalents has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $100.7 million as of March 31, 2011. A portion of these amounts were invested in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

As of March 31, 2011, we have received loans under the DOE Loan Facility for an aggregate of $102.5 million with interest rates ranging from 1.7% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $0.7 million as of March 31, 2011 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Securities and Exchange Commission, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of March 31, 2011, we had only sold approximately 1,650 production vehicles to customers, almost all of which were sold in the United States and Europe. Our revenues for the three months ended March 31, 2011 and 2010 were $49.0 million and $20.8 million, respectively. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.

To date, we have derived our revenues principally from sales of the Tesla Roadster and related sales of zero emission vehicle credits, and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of our planned Model S sedan electric vehicle which is at an early stage of development and which we do not expect to be in production until mid-2012. We have no operating history with respect to the Model S electric vehicle and have not yet completed the component procurement process for the Model S, which limits our ability to accurately forecast the cost of the vehicle. In addition, we only recently completed the purchase of a manufacturing facility in Fremont, California to produce such vehicles, and we have not yet completely finalized the full vehicle design or our engineering, manufacturing or component supply plans for the Model S. In addition, as of March 31, 2011 our powertrain sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) for the development and sale of a battery pack and charger for Daimler’s Smart fortwo electric drive and for the development of a battery pack for Daimler’s A-Class vehicle as well as with Toyota Motor Corporation (Toyota) for the development of a validated powertrain system which will be integrated into an electric vehicle version of the Toyota RAV4. Blackstar Investco LLC (Blackstar), an affiliate of Daimler, holds more than 5% of our outstanding capital stock. In October 2010, Tesla and Toyota entered into an agreement to develop a validated electric powertrain for the Toyota RAV4. Toyota also purchased 2,941,176 shares of our common stock in a private placement transaction that occurred concurrently with the closing of our IPO. We have also announced our intention for Tesla to receive Toyota’s support with sourcing parts and production and engineering expertise for the Model S. However, we have not entered into any agreements with Toyota for any such assistance, including any purchase orders, and we may never do so. There are no assurances that we will be able to secure future business with Daimler, Toyota, or any of their affiliates.

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

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle (ZEV) credits to other automobile manufacturers, pursuant to certain state regulations. We have entered into two contracts for the sale of ZEV credits with two separate automotive manufacturers. For the three months ended March 31, 2011 and 2010, we earned revenue from the sale of ZEV credits of $0.6 million and $0.5 million, respectively. Our current agreement with American Honda Co., Inc. (Honda) provides for the sale of ZEV credits that we earn from the sale of vehicles that we manufacture through December 31, 2011. As of March 31, 2011, we had sold credits for 521 vehicles under this agreement and Honda has an obligation to purchase credits for up to 135 additional vehicles that Tesla will manufacture prior to the expiration of the agreement. We may not be able to enter into new agreements to sell any additional credits we may earn in excess of the current contractual amounts on equivalent terms and if this occurs, our financial results will be harmed.

We are significantly dependent upon revenue generated from the sale of our electric vehicles, specifically the Tesla Roadster, in the near term, and our future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, and specifically the Model S.

We currently generate the majority of our revenue from the sale of our Tesla Roadsters and the sale of the related ZEV credits. We began production of our Tesla Roadster in 2008 and will end the production run of the Tesla Roadster in December 2011. We expect to see seasonality in the sales of the Tesla Roadster through 2011, with higher deliveries in the summer months. Beyond 2011, our sales of the Tesla Roadster will be limited to any vehicles available from our 2011 production.

Our second planned vehicle, our Model S, is not expected to be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to design future models of performance electric vehicles that will meet the expectations of our customers or that our future models, including the Model S, will become commercially viable. In particular, it is common in the automotive industry for the production vehicle to have a styling and design different from that of the concept vehicle, which may happen with the Model S. We believe the design of the early prototype Model S is one of the key reasons why we have received approximately 4,300 reservations for the vehicle as of March 31, 2011. To the extent that we are not able to build the production Model S to the expectations created by the early prototype and our anticipated specifications, customers may cancel their reservations and our future sales could be harmed. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling our electric vehicles.

We anticipate that we will experience an increase in losses and may experience a decrease in automotive sales revenues prior to the launch of the Model S.

Prior to the launch of our Model S, we anticipate our automotive sales may decline, potentially significantly. We currently produce the Tesla Roadster gliders, which are partially assembled vehicles that do not contain our electric powertrain, with Lotus Cars Limited (Lotus) in Hethel, England. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until December 2011. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Through March 31, 2011, we have delivered over 1,650 vehicles. We do not currently plan to begin selling our next generation Tesla Roadster until at least one year after the launch of the Model S, which is expected to be in production in mid-2012. As a result, we anticipate that we will generate limited revenue from selling electric vehicles in 2012 until the launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles. The potential decrease in automotive sales revenue for the periods prior to the launch of the Model S may be significant and could materially and adversely affect our business, prospects, operating results and financial condition and our ability to fund operating losses could seriously constrain our growth.

Furthermore, except for our arrangements with Daimler and its affiliates, we do not currently have any arrangements in place with third parties for the purchase of powertrain components. There are no assurances that we will be able to secure future business with Daimler or its affiliates as Daimler has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Evonik Industries AG and has announced it has entered into a joint venture with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. We do not have any signed agreements for powertrain component sales after 2011.

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

•

that we will be able to engage suppliers for the necessary components on terms and conditions acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities and at acceptable prices;

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

We have no experience to date in high volume manufacturing of our electric vehicles. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market the Model S. Even if we are successful in developing our high volume manufacturing capability and processes and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. To date, we have experienced cost increases from our suppliers in order to meet our quality targets and development timelines. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

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

In January 2010, we entered into a loan facility with the Federal Financing Bank (FFB) that is guaranteed by the DOE (DOE Loan Facility). Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program (ATVM Program) to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the planned build out and operation of our electric powertrain manufacturing facility. We intend to fund the build out of the planned manufacturing facility principally by using existing cash and cash obtained through the DOE Loan Facility. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. These draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility as well as financial covenants. If we are unable to draw down the anticipated funds under the DOE Loan Facility on the timeline that we anticipate, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

We incurred a net loss of $48.9 million for the three months ended March 31, 2011 and have incurred net losses of approximately $463.9 million from our inception through March 31, 2011. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of the Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013, and may occur later. Even if we are able to successfully develop the Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as the Model S, which may not occur.

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

In addition, as of March 31, 2011, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Although we do not believe that our initial public offering (IPO) would constitute an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, utilization of these assets could be significantly reduced.

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

Our business is dependent on the continued supply of battery cells for our vehicles and for the battery pack we produce for other automobile manufacturers. While we believe several sources of the battery cell we have selected for the Tesla Roadster are available, we have fully qualified only one supplier for the cells used in the Tesla Roadster. The same is also true for the battery cells used for battery packs that we supply to other OEMs. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of the Tesla Roadster and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Moreover, battery cell manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us by our battery cell manufacturers would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also already announced an estimated price for the base model of our planned Model S but do not anticipate announcing the final pricing of the other variants of the Model S until at least 2011. However, any attempts to increase the announced or expected prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

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

Our success could be harmed by negative publicity regarding our company or products.

From time to time, our vehicles are evaluated by third parties. For example, the show Top Gear which airs on the British Broadcasting Corporation, did a review of the Tesla Roadster. Top Gear is one of the most watched automotive shows in the world with an estimated 350 million viewers worldwide and is broadcast in over 100 countries. Since originally airing in the fall of 2008, the show has been rebroadcast repeatedly around the world. The review of the Tesla Roadster included a number of significant falsehoods regarding the car’s performance, range and safety. Such criticisms create a negative public perception about the Tesla Roadster, and to the extent that these comments are believed by the public, may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

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

Our plan for manufacturing the Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the planned build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only over a period of up to three years through periodic draws as eligible costs are incurred. Through March 31, 2011, we have received loans under our DOE Loan Facility for an aggregate of $102.5 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility. For the electric powertrain manufacturing facility, the draw conditions include our achievement of progress milestones relating to the successful development of commercial arrangements with third parties for the supply of powertrain components. Additionally, the DOE Loan Facility will require us to comply with certain operating and financial covenants and will place additional restrictions on our ability to operate our business. We are unaccustomed to managing our business with such restrictions and others that are associated with a significant credit agreement. If we are unable to draw down the anticipated funds under the DOE Loan Facility, or our ability to make such draw downs is delayed, we may need to obtain additional or alternative financing to operate our Model S and electric powertrain manufacturing facilities to the extent our cash on hand is insufficient. Any failure to obtain the DOE funds or secure other alternative funding could materially and adversely affect our business and prospects. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. As a result, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

As of March 31, 2011, we had opened 17 Tesla stores in the United States, Europe and Japan, six of which have been open for less than one year. We have only limited experience distributing and selling our performance vehicles through our Tesla stores. As of March 31, 2010 we had only sold approximately 1,650 Tesla Roadsters to customers, primarily in the United States and Europe. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. In April 2011, we opened our newest store at Santana Row in San Jose, California. The opening of our Santana Row store launched what we believe to be a new retail experience designed to engage and inform potential customers about electric vehicles in general and the advantages of the Tesla experience in particular. We do not know whether our store strategy will meet our anticipated objectives and we may incur additional costs in order to improve or change this strategy.

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

As of March 31, 2011, we had sold approximately 1,650 Tesla Roadsters to customers of which a large number were delivered in 2009 as we made a significant effort to fulfill reservations placed in prior years. Since 2009, we have not experienced and in the future, we do not expect to have a significant wait list of orders for our Tesla Roadster, and we may not be able to maintain or increase our vehicle sales revenue in future quarters. This may be the case even though we will make significant investments to expand our network of Tesla stores and sales personnel. Furthermore, potential customers may decide to defer purchasing the Tesla Roadster in anticipation of our planned next generation Tesla Roadster or Model S. All reservation payments for the Model S are fully refundable.

Reservations for Model S sedans are fully refundable to customers.

As of March 31, 2011, we had unfilled reservations for approximately 4,300 Model S sedans, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. Historically, all of our reservations have been refundable and we have had a significant number of customers who submitted reservations for the Tesla Roadster cancel those reservations and we have refunded their deposits.

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

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the EPA’s, combined city and highway testing cycles. The EPA recently announced that it would develop and establish new energy efficiency testing methodologies for electric vehicles. Based on initial indications from the EPA, we believe it is likely that the EPA will modify its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. However, there can be no assurance that the modified EPA testing cycles will not result in a greater reduction. To the extent that the FTC adopts these procedures in place of the current procedures from the SAE, this could impair our ability to advertise the Tesla Roadster as a vehicle that is capable of going in excess of 200 miles. Moreover, such changes could impair our ability to deliver the Model S with the initially advertised range, which could result in the cancellation of a number of the approximately 4,300 reservations that have been placed for the Model S as of March 31, 2011. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. Since inception through March 31, 2011, we had incurred net losses of approximately $463.9 million and had used approximately $373.9 million of cash in operations and while recognizing only approximately $292.5 million in revenue. As of March 31, 2011, we had $100.7 million in cash and cash equivalents, which excludes the $42.9 million in restricted cash we have set aside principally to fund the dedicated account under the provisions of our DOE Loan Facility. We expect that our current sources of liquidity, including cash and cash equivalents, cash held in our DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities, will be sufficient to fund our operations through the initial customer deliveries of the Model S. However, if there are delays in the launch of the Model S, if we are unable to draw down the anticipated funds under the DOE Loan Facility for any reason, including our failure to meet operating or financial covenants, or if the costs in building our Model S and powertrain manufacturing facilities exceed our expectations or if we incur any significant unplanned expenses, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts including those for our planned Model X vehicle, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. For example, during the economic downturn of 2008, we had difficulty raising the necessary funding for our operations and, as a result, in the fourth quarter of 2008 we had to lay off approximately 60 employees and curtail our expansion plans. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

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

We have very limited experience servicing our vehicles. As of March 31, 2011 we had sold only approximately 1,650 Tesla Roadsters to customers, primarily in the United States and Europe. We do not plan to begin production of any Model S vehicles until mid-2012 with higher volume production not occurring until 2013, and do not have any experience servicing these cars as they do not exist currently. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

We plan to service our performance electric vehicles through our company-owned Tesla stores and through our mobile service technicians known as the Tesla Rangers. As of March 31, 2011, we had opened 17 Tesla stores, most of which are equipped to actively service our performance electric vehicles. However, six stores have been open for less than one year, and to date we have only limited experience servicing our performance vehicles through our Tesla stores. Going forward, we intend to build separate sales and service locations in several markets, but to date have limited experience with separate sales and service locations within a geographic market. We will need to open additional Tesla stores with service capabilities and standalone service locations, as well as hire and train significant numbers of new employees to staff these centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

In July 2005, we entered into a supply agreement with Lotus, which was amended in March 2010, pursuant to which Lotus agreed to assist with the design and manufacture of our Tesla Roadster. Although we complete the final assembly of our Tesla Roadster in our Menlo Park facility for vehicles destined for the United States market, currently we are dependent upon Lotus to complete the initial portion of the assembly process of the Tesla Roadster for us in Hethel, England and we expect this to continue until we discontinue sales of our current generation Tesla Roadster. The partially assembled vehicles manufactured by Lotus do not contain our electric powertrain and are referred to as gliders. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until January 2012. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Accordingly, we intend to offer a limited number of Tesla Roadsters for sale in the second half of 2011 and in 2012. We anticipate that our next generation Tesla Roadster, which we plan to launch at least one year after we begin production of the Model S, will be manufactured in our own facilities.

Pursuant to the supply agreement with Lotus, we are obligated to purchase 2,400 partially assembled or fully assembled vehicles over the term of the agreement. If we are unable to meet this volume requirement, we are still responsible for payment to Lotus of the lesser of (i) the sum of Lotus’ actual incurred costs and an agreed upon profit margin per vehicle up to the minimum volume requirement or (ii) £5,400,000. To the extent we would like to produce more than the number of vehicles that we have contracted for, we will need to negotiate a new or amended supply agreement with Lotus but may be unable to do so on terms and conditions favorable to us, if at all. In such event, we may be required to contract with another third party to replace Lotus which would entail redesign of the Tesla Roadster chassis, adjustments to our supply chain and establishment of a light manufacturing facility. The expense and time required to complete this transition, and to assure that the vehicles and gliders manufactured at that facility comply with all relevant regulatory requirements, may turn out to be higher than anticipated. Entry into any such contract with another third party might also require us to agree to terms with Lotus on which Lotus would license certain intellectual property rights necessary for the manufacture of the Tesla Roadster to such third party. There can be no assurance that we will be able to find a third party to complete partial manufacture of the Tesla Roadster on terms favorable to us, if at all. In addition, there can be no assurance that we will be able to enter into an intellectual property rights license with Lotus on terms favorable to us, if at all. Additionally, because we are dependent upon our relationship with Lotus for the manufacturing of the Tesla Roadster, our business depends on Lotus continuing to operate as a viable and solvent entity and to continue to produce the Tesla Roadster vehicles and gliders pursuant to our supply agreement. Any delay or discontinuance by Lotus of delivery of the Tesla Roadster vehicles and gliders or failure by Lotus to produce the vehicles and gliders in accordance with quality standards would have a material adverse effect on our business, prospects, operating results and financial condition.

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

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. As of March 31, 2011 we had sold approximately 1,650 Tesla Roadsters to customers, almost all of which were sold in the United States and Europe, and had accepted reservations for approximately 4,300 Model S sedans. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, or if the final production version of the Model S is not sufficiently similar to the drivable design prototype, we may not be able to retain our current customers or attract new customers, and our business and prospects, operating results and financial condition would suffer as a result. In addition, because our performance electric vehicles to date have been sold largely through word of mouth marketing efforts, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers, and use more traditional advertising techniques. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date, we have limited experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. For example, a significant number of our stores have been open for less than one year and a portion of our sales team come from backgrounds other than automotive. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

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

We have not yet commenced production of our Model S sedan which we currently plan for mid-2012. For customers interested in reserving the Model S, we require an initial refundable reservation payment of at least $5,000. As of March 31, 2011, we had collected reservation payments for Model S sedans in an aggregate amount of $37.3 million. At this time, we do not plan to hold reservation payments separately or in an escrow or trust fund or pay any interest on reservation payments except to the extent applicable state laws require us to do so. We generally use these funds for working capital and other general corporate purposes.

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

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. As of March 31, 2011, we had opened 17 Tesla stores in major metropolitan areas throughout the United States, Europe and Japan. We plan to open additional stores during the remainder of 2011, with a goal of establishing approximately 50 stores globally within the next several years in connection with the planned Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in Australia, Canada, Denmark, France, Germany, Hong Kong, Italy, Japan, Monaco, Singapore, Switzerland and the United Kingdom that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

We also face the risk that costs denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. A portion of our costs and expenses for three months ended March 31, 2011 were denominated in foreign currencies such as the British pound and the euro. This is primarily due to the contract with Lotus in the United Kingdom to assemble the Tesla Roadster vehicles and gliders and other parts sourced in Europe. In addition, our international sales and marketing operations incur expenses denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. If the value of the United States dollar depreciates significantly against these currencies, our costs as measured in United States dollars will correspondingly increase and our operating results will be adversely affected. In addition, our battery cell purchases from Asian suppliers are subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations significantly, increasing our total number of employees from 268 as of December 31, 2007 to 1,010 as of March 31, 2011 and further significant expansion will be required, especially in connection with the planned establishment of our Model S manufacturing facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont Site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2011, we have accrued $5.3 million related to these environmental liabilities.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. We self insure against the risk of product liability claims. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

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

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of March 31, 2011, we had warranty reserves of $5.8 million. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our existing warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

As of March 31, 2011, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 50.6% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 29.0% of our outstanding shares of common stock as of March 31, 2011. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17.00 per share at the IPO, our common stock has experienced an intra-day trading high of $36.42 per share and a low of $14.98 per share through March 31, 2011.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. As of March 31, 2011, we had 95,554,840 shares of common stock outstanding.

Stockholders owning an aggregate of approximately 75,000,000 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144.

In addition, as of March 31, 2011, we have registered approximately 24,232,967 shares previously issued or reserved for future issuance under our equity compensation plans and agreements, of which 14,654,270 were related to outstanding option awards. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

Use of Proceeds

Our initial public offering (IPO) of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) which was declared effective by the Securities and Exchange Commission on June 28, 2010, which registered an aggregate of 15,295,000 shares of our common stock, including 1,995,000 shares that the underwriters had the option to purchase. On July 2, 2010, we sold 11,880,600 shares on for gross proceeds of $202.0 million. We paid the underwriters underwriting discounts and commissions of $13.1 million and incurred additional offering costs of approximately $4.4 million. After deducting the underwriting discounts and commissions and the offering costs, we received net proceeds of approximately $184.5 million. There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through March 31, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and other operating expenses.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: May 13, 2011	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2C	June 15, 2010

4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333- 164593	4.3	May 27, 2010

4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333- 164593	4.3A	May 27, 2010

4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333- 164593	4.4	May 27, 2010

4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333- 164593	4.5	May 27, 2010

4.6	Form of Warrant to Purchase Shares of Common Stock dated as of May 20, 2010	S-1/A	333- 164593	4.6	May 27, 2010

4.7	Common Stock Purchase Agreement, dated as of May 20, 2010, between the Registrant and Toyota Motor Corporation	S-1/A	333- 164593	4.7	May 27, 2010

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

*	Furnished herewith