Form 10-Q
period 2011-06-30
TESLA MOTORS INC
filed 2011-08-12
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, there were 104,018,274 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$319,380	$99,558
Restricted cash	11,251	73,597
Accounts receivable	23,308	6,710
Inventory	54,312	45,182
Prepaid expenses and other current assets	9,507	10,839

Total current assets	417,758	235,886

Operating lease vehicles, net	10,533	7,963
Property, plant and equipment, net	189,647	114,636
Restricted cash	5,433	4,867
Other assets	22,784	22,730

Total assets	$646,155	$386,082

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$57,199	$28,951
Accrued liabilities	24,993	20,945
Deferred revenue	3,070	4,635
Capital lease obligations, current portion	287	279
Reservation payments	53,187	30,755

Total current liabilities	138,736	85,565

Common stock warrant liability	7,849	6,088
Capital lease obligations, less current portion	359	496
Deferred revenue, less current portion	3,225	2,783
Long-term debt	134,177	71,828
Other long-term liabilities	13,357	12,274

Total liabilities	297,703	179,034

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value; 221,903,982 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 103,980,989 and 94,908,370 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	104	95
Additional paid-in capital	871,174	621,935
Accumulated deficit	(522,826)	(414,982)

Total stockholders’ equity	348,452	207,048

Total liabilities and stockholders’ equity	$646,155	$386,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Automotive sales	$39,028	$23,971	$72,656	$44,556
Development services	19,143	4,434	34,545	4,661

Total revenues	58,171	28,405	107,201	49,217
Cost of revenues
Automotive sales	30,528	20,266	57,489	37,124
Development services	9,135	1,878	13,176	1,980

Total cost of revenues	39,663	22,144	70,665	39,104
Gross profit	18,508	6,261	36,536	10,113
Operating expenses
Research and development	52,531	15,416	93,693	28,681
Selling, general and administrative	24,716	22,207	48,928	38,792

Total operating expenses	77,247	37,623	142,621	67,473

Loss from operations	(58,739)	(31,362)	(106,085)	(57,360)
Interest income	46	47	86	95
Interest expense	—	(464)	—	(694)
Other expense, net	(71)	(6,729)	(1,556)	(9,950)

Loss before income taxes	(58,764)	(38,508)	(107,555)	(67,909)
Provision for income taxes	139	9	289	127

Net loss	$(58,903)	$(38,517)	$(107,844)	$(68,036)

Net loss per share of common stock, basic and diluted	$(0.60)	$(5.04)	$(1.12)	$(9.10)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	97,757,266	7,643,465	96,478,256	7,473,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(107,844)	$(68,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,835	4,624
Change in fair value of warrant liabilities	1,761	8,682
Stock-based compensation	12,852	9,502
Inventory write-downs	652	351
Other	229	—
Changes in operating assets and liabilities
Accounts receivable	(16,598)	(2,978)
Inventories and operating lease vehicles	(12,964)	(9,032)
Prepaid expenses and other current assets	158	(856)
Other assets	(375)	(506)
Accounts payable and accrued liabilities	26,118	1,484
Deferred development compensation	—	(156)
Deferred revenue	(1,123)	7,599
Reservation payments	22,431	198
Other long-term liabilities	1,083	1,548

Net cash used in operating activities	(65,785)	(47,576)

Cash Flows From Investing Activities
Purchases of property and equipment	(74,790)	(15,287)
Withdrawals out of our dedicated Department of Energy account	62,348	—
Increase in other restricted cash	(569)	(1,781)

Net cash used in investing activities	(13,011)	(17,068)

Cash Flows From Financing Activities
Proceeds from issuance of common stock in a follow-on offering	172,423	—
Proceeds from issuance of common stock in private placements	59,058	—
Principal payments on capital leases and other debt	(129)	(155)
Proceeds from long-term debt	62,349	45,419
Proceeds from exercise of stock options and other stock issuances	4,917	580
Deferred common stock and loan facility issuance costs	—	(3,523)

Net cash provided by financing activities	298,618	42,321

Net increase (decrease) in cash and cash equivalents	219,822	(22,323)
Cash and cash equivalents at beginning of period	99,558	69,627

Cash and cash equivalents at end of period	$319,380	$47,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We have sixteen wholly-owned subsidiaries. The primary purpose of these subsidiaries is to market and/or service our vehicles.

Since inception, we have incurred significant losses and have used approximately $396 million of cash in operations through June 30, 2011. As of June 30, 2011, we had $319.4 million in cash and cash equivalents. We are currently selling the Tesla Roadster automobile and are developing the Model S sedan which we currently expect to introduce commercially in 2012. We also currently plan to reveal a prototype of the Model X crossover by the end of 2011.

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

Public Offerings and Concurrent Private Placements

In July 2010, we completed the initial public offering (IPO) of common stock in which we sold a total of 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Concurrent with the closing of our IPO, we also sold 2,941,176 shares of our common stock to Toyota Motor Corporation (Toyota) in a private placement and received cash proceeds of $50.0 million.

In June 2011, we completed a follow-on offering of common stock in which we sold a total of 6,095,000 shares of our common stock and received cash proceeds of $172.7 million from this transaction, net of underwriting discounts. Concurrent with this offering, we also sold 1,416,000 shares of our common stock to Elon Musk, our Chief Executive Officer and cofounder, and 637,475 shares of our common stock to Blackstar Investco LLC, an affiliate of Daimler AG (Daimler) and received total cash proceeds of $59.1 million in the private placements. No underwriting discounts or commissions were paid in connection with these private placements.

Revised Presentation of Prior Year Amounts

The presentation of cash flows related to the change in operating lease vehicles of $2.4 million for the six months ended June 30, 2010 has been revised from investing activities to operating activities in our condensed consolidated statement of cash flows to conform to the current period’s presentation. The change in presentation was not material to prior periods and had no impact on previously reported total cash and cash equivalents.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Tesla and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Multiple Deliverable Revenue Arrangements

Effective January 1, 2011, we adopted amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after January 1, 2011. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. For fiscal 2011 and future periods, when a sales arrangement contains multiple elements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence

(TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have been able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicles accessories and options separately, outside of any multiple element arrangements. Therefore, there were no material differences between total revenue reported and pro forma total revenues that would have been reported during the three and six months ended June 30, 2011, if the transactions entered into or materially modified after January 1, 2011 were subject to previous accounting guidance.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. Subsequently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accrued warranty - beginning of period	$5,804	$4,007	$5,417	$3,757
Warranty costs incurred	(650)	(527)	(1,227)	(902)
Provision for warranty	1,135	868	2,099	1,493

Accrued warranty - end of period	$6,289	$4,348	$6,289	$4,348

We provide a warranty on all vehicle and production powertrain component sales, and we accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the condensed consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. Our cash and cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. To date, we have not experienced any losses on our deposits of cash and cash equivalents.

As of June 30, 2011 and December 31, 2010, our accounts receivable were derived primarily from sales of powertrain components to Daimler and the development of powertrain systems for Toyota (see Note 9).

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	June 30, 2011	December 31, 2010
Daimler	49%	51%
Toyota	48%	42%

Single source suppliers provide us with a number of components that meet our manufacturing requirements. For example, Lotus Cars Limited (Lotus) is the only manufacturer for certain components, such as the chassis of our Tesla Roadster. In other instances, although there may be multiple suppliers available, many of the components used in our vehicles are purchased by us from a single source. If these single source suppliers fail to satisfy our requirements on a timely basis at competitive prices, we could suffer manufacturing delays, a possible loss of revenues, or incur higher cost of sales, any of which could adversely affect our operating results.

Net Loss per Share of Common Stock

Our basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included as their effect is antidilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible preferred stock	—	70,226,844	—	70,226,844
Convertible preferred stock warrants	—	516,506	—	516,506
Stock options to purchase common stock	15,108,559	12,806,336	15,108,559	12,806,336
Common stock subject to repurchase	695	15,632	695	15,632
Common stock warrant	3,090,111	—	3,090,111	—

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of the guidance to have a material impact on our condensed consolidated financial statements.

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

3. Balance Sheet Components

Inventories

As of June 30, 2011 and December 31, 2010, our inventory consisted of the following components (in thousands):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Raw materials	$19,155	$15,936
Work in process	4,010	4,538
Finished goods	24,971	20,125
Service parts	6,176	4,583

Total inventories	$54,312	$45,182

Property, Plant and Equipment, net

As of June 30, 2011 and December 31, 2010, our property, plant and equipment consisted of the following components (in thousands):

	June 30, 2011	December 31, 2010
Computer equipment and software	$7,990	$8,864
Office furniture, machinery and equipment	16,777	12,551
Tooling	16,054	15,913
Leasehold improvements	22,975	13,993
Land	26,391	26,391
Construction in progress	124,079	58,917

	214,266	136,629
Less: Accumulated depreciation and amortization	(24,619)	(21,993)

	$189,647	$114,636

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our facility in Fremont, California, as well as tooling and manufacturing equipment. We will start depreciating these assets upon commencement of our Model S production. Capitalized interest on construction in progress related to our Model S assets is included in construction in progress and during the three and six months ended June 30, 2011, we capitalized $1.0 million and $1.7 million of interest expense, respectively.

Depreciation and amortization expense during the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, was $3.8 million, $6.9 million, $2.5 million and $4.6 million, respectively.

Other Assets

As of June 30, 2011 and December 31, 2010, our other assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Emission credits	$14,508	$14,508
Loan facility issuance costs, net	6,733	7,053
Other	1,543	1,169

	$22,784	$22,730

Accrued Liabilities

As of June 30, 2011 and December 31, 2010, our accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued purchases	$14,814	$9,731
Payroll and related costs	6,426	6,516
Accrued warranty	2,405	1,725
Taxes payable	1,025	2,686
Other	323	287

	$24,993	$20,945

Other Long-Term Liabilities

As of June 30, 2011 and December 31, 2010, our other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Environmental liabilities	$5,300	$5,300
Accrued warranty, long-term	3,884	3,692
Deferred rent liability	3,309	2,919
Other	864	363

	$13,357	$12,274

4. Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, and deposits approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist only of cash equivalents. Our liabilities that are measured at fair value on a recurring basis consist of our common stock warrant liability during the three and six months ended June 30, 2011, and our convertible preferred stock warrant liability during the three and six months ended June 30, 2010.

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

As of June 30, 2011 and December 31, 2010, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	June 30, 2011				December 31, 2010
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$298,429	$298,429	$—	$—	$145,708	$145,708	$—	$—

Common stock warrant liability	$7,849	$—	$—	$7,849	$6,088	$—	$—	$6,088

The changes in the fair value of the common stock and convertible preferred stock warrant liabilities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fair value, beginning of period	$7,509	$10,359	$6,088	$1,734
Issuances	—	—	—	6,293
Change in fair value	340	6,350	1,761	8,682

Fair value, end of period	$7,849	$16,709	$7,849	$16,709

5. Reservation Payments

Reservation payments consist of reservation and membership payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. For our Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For the Model S, we require an initial refundable reservation payment of at least $5,000. For Tesla Roadsters purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept refundable reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We now require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of June 30, 2011, we held reservation payments for undelivered Model S sedans in an aggregate amount of $49.5 million and reservation payments for Tesla Roadsters in an aggregate amount of $3.7 million. As of December 31, 2010, we held reservation payments for undelivered Model S sedans in an aggregate amount of $28.3 million and reservation payments for Tesla Roadsters in an aggregate amount of $2.5 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

6. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million, which will be available to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components and the development of, and to build out the manufacturing facility for, our Model S sedan. Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date.

Our DOE Loan Facility draw-downs were as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%

Remaining Balance, June 30, 2011	$330,871

The DOE Loan Facility contains customary operational and financial covenants with which we must comply, and impose restrictions on, among other things, additional indebtedness, liens, various fundamental changes to our business (including mergers and acquisitions), payments, expenditures, investments, transactions with affiliates, and other aspects regarding the management of our finances. We are currently in compliance with these covenants.

In addition to our obligation to fund a portion of the project costs as described above, we agreed to, and upon completion of our IPO, set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs upfront, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Through June 30, 2011, we have transferred $88.7 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of June 30, 2011 and December 31, 2010, $11.3 million and $73.6 million remained in the dedicated account, respectively. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheets. Pursuant to our DOE Loan Facility, we were not required to hold any portion of the net proceeds from the public offering and the concurrent private placements completed in June 2011 in a separate dedicated account.

DOE Warrant

In connection with the closing of the DOE Loan Facility, we have also issued a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. Upon the completion of our IPO on July 2, 2010, this preferred stock warrant became a warrant to purchase up to 3,090,111 shares of common stock at an exercise price of $7.54 per share. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will vest and become exercisable in quarterly amounts depending on the average outstanding balance of the loan during the prior quarter. The warrant may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrant will be reduced.

Since the number of shares ultimately issuable under the warrants will vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date. The prepayment feature which allows us to prepay the DOE Loan Facility and consequently, affect the number of shares ultimately issuable under the DOE warrant was determined to represent an embedded derivative. This embedded derivative is inherently valued and accounted for as part of the warrant liability on our condensed consolidated balance sheets. Changes to the fair value of the embedded derivative are reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date.

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the three and six months ended June 30, 2011, we amortized $0.2 million and $0.3 million to interest expense, respectively. During the three and six months ended June 30, 2010, we amortized $0.2 million and $0.3 million to interest expense, respectively.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of June 30, 2011 and December 31, 2010, the fair value of the DOE warrant was $7.8 million and $6.1 million, respectively. During the three and six months ended June 30, 2011, we recognized expense for the change in the fair value of the DOE warrant in the amount of $0.3 million and $1.8 million, respectively. During the three and six months ended June 30, 2010, we recognized expense for the change in the fair value of the DOE warrant in the amount of $1.2 million and $1.1 million, respectively.

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

The following table summarizes the consolidated stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$181	$36	$335	$78
Research and development	3,018	551	5,317	832
Selling, general and administrative	3,727	5,528	7,200	8,592

Total	$6,926	$6,115	$12,852	$9,502

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
North America	$33,516	$9,841	$57,925	$19,519
Europe	22,149	17,485	43,147	28,619
Asia	2,506	1,079	6,129	1,079

Total	$58,171	$28,405	$107,201	$49,217

Long-lived Assets

	June 30, 2011	December 31, 2010
United States	$195,661	$119,014
International	4,519	3,585

Total	$200,180	$122,599

9. Strategic Partnerships

Daimler AG

Daimler A-Class Program

During the three months ended March 31, 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. We began providing development services for this program during the three months ended March 31, 2010 and had received an aggregate of $5.5 million in payments; however, as we had not executed a final agreement related to this program until the three months ended June 30, 2010, we deferred the $5.5 million of payments that had been received from Daimler.

In May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples. During the three months ended June 30, 2010, we received an aggregate of $5.0 million in payments and recognized $4.4 million of the total payments received to date in development services revenue. Development services revenue for the six months ended June 30, 2010 was comprised primarily of revenues from the A-Class EV development program. Costs of development services incurred prior to the finalization of the A-Class agreement were recorded as research and development expenses. During the three months ended March 31, 2010, we recorded $0.5 million of such costs in research and development.

As of December 31, 2010, all development work related to the A-Class EV development program had been completed and as such, no further development services revenue were recorded during the three and six months ended June 30, 2011.

Toyota Motor Corporation

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4 EV. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. During the three and six months ended June 30, 2011, we recognized $6.4 million and $7.6 million in development services revenue, respectively. As of June 30, 2011, we had delivered all prototypes and received total payments of $8.9 million.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota will pay us up to $60.0 million for the successful completion of certain development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the three and six months ended June 30, 2011, we completed various milestones and along with the amortization of our upfront payment and the delivery of certain prototype samples, we recognized $12.6 million and $26.6 million in development services revenue, respectively. Through June 30, 2011, we have received total payments from Toyota of $20.8 million under the Phase 1 contract services agreement.

10. Commitments and Contingencies

Environmental Liabilities

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and until recently, were undertaking efforts to address these conditions. These conditions are now being addressed by us and NUMMI. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we have not yet performed an in-depth environmental assessment on this facility, and we cannot determine the potential costs to remediate any pre-existing contamination with any certainty at this time. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. As we continue with our planned construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2011, we have accrued $5.3 million related to these environmental liabilities.

11. Subsequent Events

Toyota Supply and Service Agreement

On July 15, 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we will provide Toyota with certain services related to the supply of the electric powertrain system. We plan to begin delivery of the electric powertrain system to Toyota for installation into the Toyota RAV4 EV in 2012. Our production activities are expected to continue through 2014.

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

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network, and market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We were incorporated in Delaware in July 2003, opened our first store in Los Angeles, California in May 2008, and introduced our first vehicle, the Tesla Roadster, in early 2008. In July 2009, we introduced a new Roadster model, the Tesla Roadster 2, and its higher performance option package Roadster Sport, as well as launched the Tesla Roadster in Europe. On July 1, 2010, we introduced the Roadster 2.5, with new styling and an upgraded interior. We are designing our second vehicle, the Model S, for a significantly broader customer base than the Tesla Roadster and plan to manufacture the Model S in higher volumes than our current volumes for the Tesla Roadster.

During the three months ended June 30, 2011, total revenues were $58.2 million, an increase of 105% over total revenues of $28.4 million for the three months ended June 30, 2010. Automotive sales revenues increased 63% from the three months ended June 30, 2010, driven by strong customer demand for the Roadster globally and significantly higher deliveries of battery packs and chargers to Daimler AG (Daimler).

During the three months ended June 30, 2011, we continued to support sales of the Tesla Roadster with increased sales and marketing activities as compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, we opened new Tesla stores on Santana Row in San Jose, California and in Park Meadows near Denver, Colorado. The opening of these Tesla stores launched what we believe to be a new retail experience designed to engage and inform potential customers about electric vehicles in general and the advantages of the Tesla experience in particular. The concept and layout of these new stores, which are located in high profile retail centers, is different than what has previously been used in automotive sales. At our new stores, Tesla customers can learn about electric vehicles, explore Tesla’s innovations, and configure their cars through hands-on interactive touchscreens. Given the success of our two new stores, we plan to introduce this retail strategy more broadly. We plan to open several more stores by year end, mostly in the United States. Some of these new stores will replace existing stores which we plan to continue using as service locations.

Development services revenue increased to $19.1 million for the three months ended June 30, 2011 from $4.4 million during the three months ended June 30, 2010, due primarily to our development activities for the Toyota Motor Corporation (Toyota) RAV4 EV program. We completed various planned milestones and deliveries of samples and prototype vehicles to Toyota, and we currently expect to complete our remaining development services milestones pursuant to our agreements with Toyota by the first quarter of 2012. In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we will provide Toyota with certain services related to the supply of these components. Pursuant to the agreement, Toyota will pay us approximately $100 million from 2012 through 2014 based on our delivery of these components to Toyota for the RAV4 EV.

The Model S program remains on track for planned customer deliveries beginning in mid-2012. During the three months ended June 30, 2011, we continued to put our Model S alpha prototypes through numerous rounds of testing. Detailed testing of systems integration, performance and safety, including cold weather braking, steering and suspension testing, all of which are ongoing, has provided us with significant reliability and systems integration data and we expect that our iterative alpha testing will continue to influence our final parts designs. While testing of our Model S alpha prototypes continues, we also initiated the beta phase of our Model S development, which will allow us to further refine the overall design of the Model S and its constituent parts as well as the production and assembly process to manufacture the vehicles. Almost all of the critical parts have been sourced, resulting in further visibility of material costs and supplier availability of the Model S production parts. During the beta phase, we will use an increasing level of production parts and tooling in the build of the Model S beta prototypes as well as employing manufacturing processes that will increasingly approximate the actual processes to be used in Model S vehicle production.

As a result of expenses related to continued validation and testing of the Model S alpha prototype fleet, research and development expenses increased to $52.5 million for the three months ended June 30, 2011 from $15.4 million for the three months ended June 30, 2010. Research and development expenses included expenses related to the start of the Model S beta prototype build, development of our Model S manufacturing facility, significant engineering, design and testing work being undertaken at several of our suppliers to support Model S readiness, and other research and development activities. We anticipate that the level of research and development spending will increase moderately from the current level for the remainder of 2011 as we continue with the engineering and testing of Model S, prepare our manufacturing facility for production of the Model S next year, accelerate the advanced engineering work on Model X, and pursue additional strategic projects.

In addition to Model S engineering and manufacturing engineering development, we also experienced significant activity at our Fremont manufacturing facility, where we intend to produce our Model S and future vehicles, including our Model X crossover vehicles. Significant construction continues to take place and detailed manufacturing readiness plans are being executed. Almost all of the Model S vehicle manufacturing equipment has now been specified and ordered and some equipment has already arrived and is being installed, especially in the stamping, plastics and paint shops. As a result of investments being made in our manufacturing and powertrain facilities and related in-house and supplier tooling for the Model S, capital expenditures increased to $54.3 million for the three months ended June 30, 2011, compared to $9.8 million for the three months ended June 30, 2010. We will continue to seek opportunities to limit our capital expenditures and anticipate our aggregate capital expenditures for 2011 to be in the range of $220 million and $245 million, primarily focused on vehicle development and manufacturing activities for Model S and Model X.

Our Model S, Model X and powertrain development activities, as well as our capital investments in manufacturing infrastructure, continued to be supported by draw-downs under our Department of Energy Loan Facility (DOE Loan Facility) and other sources of cash including cash from the sales of the Tesla Roadster, cash from the provision of development services and sales of powertrain components, cash received from refundable reservation payments for our Model S and cash received in our public offerings and private placements. During the three months ended June 30, 2011, we received $31.7 million in draw-downs under the DOE Loan Facility bringing our total long-term debt under the facility to $134.2 million. As we continue to progress on our Model S and powertrain activities, we expect to continue making draw-downs under the DOE Loan Facility.

In June 2011, we completed a follow-on offering of common stock in which a total of 6,095,000 shares of our common stock were sold, and received cash proceeds of $172.7 million, net of underwriting discounts. Concurrent with this offering, we also sold 1,416,000 shares of common stock to Elon Musk, our Chief Executive Officer and 637,475 shares of common stock to Blackstar Investco LLC, an affiliate of Daimler and received total cash proceeds of $59.1 million in these private placements. No underwriting discounts or commissions were paid in connection with these private placements.

As of June 30, 2011, we had $661.5 million in principal sources of liquidity available from our cash and cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $319.4 million which includes investments in money market funds, cash of $11.3 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $330.8 million available under the DOE Loan Facility.

Management Opportunities, Challenges and Risks

Our principal focus for the remainder of 2011 continues to be on the disciplined development of the Model S so that we can achieve our plan of customer deliveries beginning in mid-2012. We are also focused on continued sales of the Tesla Roadster and powertrain components, development services activities with our strategic partners, advanced engineering work on the planned Model X and pursuing new electric powertrain opportunities with automobile manufacturers.

In June 2011, we entered into an amendment to our supply agreement with Lotus Cars Limited (Lotus) to increase our purchase from 2,400 Tesla Roadster vehicles or gliders to 2,500 vehicles or gliders. Through June 30, 2011, we have delivered approximately 1,840 vehicles to customers. We currently intend to manufacture at Lotus our current generation Tesla Roadster through January 2012. We plan to sell the last of the North American Roadsters by early next year and continue selling in Europe and Asia until inventory is fully depleted in 2012.

As we have a limited number of the Tesla Roadsters left for sale, we anticipate our automotive sales may decline, potentially significantly, just prior to the planned launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles.

As a result of our electric powertrain supply and development services activities with Toyota under the Toyota RAV4 EV program and with Daimler under the Smart fortwo and A-Class EV programs, we will have significant deliveries and milestones to achieve in 2011. Although our current agreement with Daimler provides us with increased revenue potential in 2011 compared to 2010 from powertrain-related activities, we do not have any agreement with Daimler for sales or services beyond 2011. We expect that the Toyota RAV4 EV development program, and the associated development services revenues, will be completed by early 2012. Thereafter, we plan to begin shipping RAV4 EV production powertrain systems to Toyota consistent with Toyota’s announced plan to produce the RAV4 EV for sale in 2012.

We anticipate that we will place greater sales emphasis on the generation of Model S reservations during the second half of 2011 as we work towards the launch of our Model S in mid-2012. Preparations for the Model S beta prototype build in our Fremont facility later this year are underway and we are working closely with suppliers to design, develop and test components that will meet our anticipated production design specifications and schedule. Ensuring that our design, engineering, operations and manufacturing engineering teams, and our suppliers, execute on all significant activities will be critical to a timely launch of customer deliveries of our Model S beginning in mid-2012. Our progress towards our beta prototype activities, our continuing negotiations with suppliers, and our manufacturing capabilities will influence our ability to achieve the cost per unit that we are currently projecting. Our plan to begin production of the Model S in mid-2012 is dependent upon the timely availability of funds from the DOE Loan Facility, upon our finalizing the related design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline.

In 2011, we publicly announced the Tesla Model X as the first vehicle derivative we intend to develop by leveraging the Model S platform. We are designing the Model X as a crossover vehicle. We currently plan to reveal a prototype of the Model X crossover by the end of 2011 followed by the anticipated commercial introduction of this vehicle in the fourth quarter of 2013.

Our operating expenses are expected to increase year-over-year for the remainder of 2011 as we continue to execute on the Model S program, systematically and strategically expand our sales and marketing activities globally to support the launch of the Model S as well as pursue additional strategic projects. As we continue to make significant investments in research and development and our infrastructure to launch the Model S as well as incur costs for the development of the Model X, we expect to continue generating a net loss despite anticipated year-over-year growth in revenues.

Capital spending for the Model S program is anticipated to be at its highest level in 2011, as we plan to purchase much of the tooling and manufacturing equipment required for production. We anticipate that most of the capital expenditures on the Model S will be funded by the DOE Loan Facility. We will continue to seek opportunities to limit our capital expenditures and anticipate our aggregate capital expenditures for 2011 to be in the range of $220 million and $245 million, primarily focused on vehicle development and manufacturing activities for Model S and Model X. We have also elected to invest incrementally in new technologies and additional plant automation to efficiently produce vehicles at high quality and at an affordable cost. Most of the Model S related capital investments should be reimbursable under the terms of our DOE Loan Facility. All depreciation of our capital expenditures related to the Fremont facility will begin with the start of Model S production.

See Part II — Item 1A — “Risk Factors” for a further discussion of risks associated with our business, including additional risks related to Model S and Model X.

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

For revenue arrangements that were entered into or materially modified after January 1, 2011, implementation of new revenue accounting guidance had no material impact on our reported revenue for the three and six months ended June 30, 2011 as compared to revenue that would have been reported if the related arrangements were subject to the accounting requirements in effect in the prior year.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Automotive sales	$39,028	$23,971	$72,656	$44,556
Development services	19,143	4,434	34,545	4,661

Total revenues	58,171	28,405	107,201	49,217
Cost of revenues
Automotive sales	30,528	20,266	57,489	37,124
Development services	9,135	1,878	13,176	1,980

Total cost of revenues	39,663	22,144	70,665	39,104
Gross profit	18,508	6,261	36,536	10,113
Operating expenses
Research and development	52,531	15,416	93,693	28,681
Selling, general and administrative	24,716	22,207	48,928	38,792

Total operating expenses	77,247	37,623	142,621	67,473
Loss from operations	(58,739)	(31,362)	(106,085)	(57,360)
Interest income	46	47	86	95
Interest expense	—	(464)	—	(694)
Other expense, net	(71)	(6,729)	(1,556)	(9,950)

Loss before income taxes	(58,764)	(38,508)	(107,555)	(67,909)
Provision for income taxes	139	9	289	127

Net loss	$(58,903)	$(38,517)	$(107,844)	$(68,036)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Vehicle, options and related sales	$27,573	$19,136	$48,040	$37,231
Powertrain component and related sales	11,455	4,835	24,616	7,325

Total automotive sales	$39,028	$23,971	$72,656	$44,556

Automotive sales during the three and six months ended June 30, 2011 were $39.0 million and $72.7 million, respectively, an increase from $24.0 million and $44.6 million during the three and six months ended June 30, 2010, respectively. Vehicle, options and related sales represent sales of the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle credits. Powertrain component and related sales represent the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other manufacturers.

Vehicle, options and related sales during the three and six months ended June 30, 2011 were $27.6 million and $48.0 million, respectively, an increase from $19.1 million and $37.2 million for the three and six months ended June 30, 2010, respectively. The increase in vehicle, options and related sales was primarily attributable to an increase in the number of Tesla Roadsters that we sold, particularly in North America and Asia, coupled with slightly higher average selling prices. The increase was also attributable to an increase of the cumulative number of vehicles under our leasing programs, which we introduced in 2010. Powertrain component and related sales for the three and six months ended June 30, 2011 were $11.5 million and $24.6 million, respectively, an increase from $4.8 million and $7.3 million for the three and six months ended June 30, 2010, respectively. The increase in powertrain component and related sales was primarily due to significant shipments of battery packs and chargers to Daimler. We began delivering battery packs and chargers for the Daimler Smart fortwo EV program during the first quarter of 2010, and the first quarter of 2011 represented the first full quarter of shipments of battery packs and chargers for the Daimler A-Class EV program. Production for both the Smart fortwo and A-Class EV program is expected to continue through 2011.

In response to the strong demand for the Roadster, in June 2011, we entered into an amendment to our supply agreement with Lotus to increase our purchase from 2,400 Tesla Roadster vehicles or gliders to 2,500 vehicles or gliders over the term of the amended agreement, which ends on January 31, 2012. We plan to sell the last of the North American Roadsters by early next year and continue selling in Europe and Asia until inventory is fully depleted in 2012.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs and chargers to meet customer’s specifications.

Development services revenue during the three and six months ended June 30, 2011 was $19.1 million and $34.5 million, respectively, an increase from $4.4 million and $4.7 million during the three and six months ended June 30, 2010, respectively.

In July 2010, we entered into an agreement with Toyota to initiate development of an electric powertrain for the Toyota RAV4. Under this Phase 0 development agreement, prototypes were made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. In October 2010, we also entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. During the three months ended June 30, 2011, we completed two milestones and delivered several samples under the Phase 1 agreement and delivered all remaining prototype vehicles under the Phase 0 agreement. Development services revenue under these arrangements with Toyota for the three months ended June 30, 2011 was $19.1 million. During the six months ended June 30, 2011, we completed various milestones and delivered several samples under the Phase 1 agreement and delivered all remaining prototype vehicles under the Phase 0 agreement. Development services revenue under these arrangements with Toyota for the six months ended June 30, 2011 was $34.5 million. Through June 30, 2011, we had delivered all development services under the Phase 0 contract services agreement. We expect that the Phase 1 agreement, and the associated development services revenues, will be completed by early 2012.

We intend to grow our development services revenue over time by establishing additional commercial arrangements with other automobile manufacturers. We do not, however, have agreements for significant development services after completing the remaining development services for Toyota under the Phase 1 agreement.

Additionally, we expect our development services revenue may fluctuate in future periods based on the timing of our delivery of milestones and samples, as well as the timing of meeting revenue recognition criteria.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and cost of revenues related to our development services. Cost of revenues during the three and six months ended June 30, 2011 was $39.7 million and $70.7 million, respectively, an increase from $22.1 million and $39.1 million during the three and six months ended June 30, 2010, respectively. The increase in cost of automotive sales for the three and six months ended June 30, 2011 was driven primarily by an increase in the number of vehicles that we sold and the significant shipments of battery packs and chargers to Daimler. We began delivering battery packs and chargers for the Daimler Smart fortwo EV program during the first quarter of 2010, and the first quarter of 2011 represented the first full quarter of shipments of battery packs and chargers for the Daimler A-Class EV program. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. The increase in cost of development services was driven primarily by our activities for the Toyota RAV4 EV program which began in the second half of 2010.

Gross profit for the three and six months ended June 30, 2011 was $18.5 million and $36.5 million, respectively, an increase from $6.3 million and $10.1 million for the three and six months ended June 30, 2010, respectively. The increase was driven primarily by the gross profit contributed by our development services revenues which we substantively began to recognize in the second quarter of 2010 as well as a significant increase in Tesla Roadster sales coupled with slightly higher average selling prices and ongoing cost improvement programs on the Roadster.

We expect our development services gross profit and gross margin may fluctuate in future periods as the timing of revenue recognition may not coincide with the period in which the corresponding cost of revenues is recognized.

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

Research and development expenses during the three months ended June 30, 2011 were $52.5 million, an increase from $15.4 million during the three months ended June 30, 2010. The $37.1 million increase in research and development expenses during the three months ended June 30, 2011 consisted primarily of a $15.6 million increase in costs related to Model S engineering, design and testing activities incurred by our suppliers, a $9.5 million increase in materials and prototyping expenses primarily to support our Model S alpha build as well as powertrain development activities, an $8.1 million increase in employee compensation expenses from higher headcount, a $2.6 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants, and a $1.9 million increase in office, information technology and facilities-related costs to support the growth of our business.

Research and development expenses during the six months ended June 30, 2011 were $93.7 million, an increase from $28.7 million during the six months ended June 30, 2010. The $65.0 million increase in research and development expenses during the six months ended June 30, 2011 consisted primarily of a $26.3 million increase in costs related to Model S engineering, design and testing activities incurred by our suppliers, a $17.5 million increase in materials and prototyping expenses primarily to support our Model S alpha build as well as powertrain development activities, a $13.2 million increase in employee compensation expenses from higher headcount, a $4.7 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally a higher common stock valuation applied to new grants and a $3.3 million increase in office, information technology and facilities-related costs to support the growth of our business.

We have significantly increased our research and development efforts for the Model S in recent quarters, which has resulted in an increase in our research and development expenses. We anticipate that our research and development expenses will rise moderately from our current level in the second half of 2011 as we incur additional costs to further develop the Model S, to develop the Model X and to operate our Model S manufacturing facility in Fremont, California prior to the start of Model S production, and work on strategic projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended June 30, 2011 were $24.7 million, an increase from $22.2 million during the three months ended June 30, 2010. The $2.5 million increase in our selling, general and administrative expenses during the three months ended June 30, 2011 consisted primarily of a $3.0 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business and a $1.0 million increase in costs principally related to our planned increase in the number of Tesla stores. The increase is also attributable to a $0.6 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants and a $0.6 million increase in office, information technology and facilities-related costs to support the growth of our business. The increase for the three months ended June 30, 2011 was partially offset by a one time charge of $2.4 million in stock-based compensation expense. In the fourth quarter of 2009, we granted certain stock options for which a portion of the grant was immediately vested. We erroneously accounted for the expense on a straight-line basis over the term of the award, while expense recognition should always be at least commensurate with the number of awards vesting during the period. To correct this error, we recorded additional stock-based compensation of $2.4 million in the three months ended June 30, 2010.

Selling, general and administrative expenses during the six months ended June 30, 2011 were $48.9 million, an increase from $38.8 million during the six months ended June 30, 2010. The $10.1 million increase in our selling, general and administrative expenses during the six months ended June 30, 2011 consisted primarily of a $6.5 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business and a $1.8 million increase in costs principally related to our planned increase in the number of Tesla stores. The increase is also attributable to a $1.5 million increase in office, information technology and facilities-related costs to support the growth of our business, a $1.2 million increase in professional and outside services costs and a $1.0 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants. The increase for the six months ended June 30, 2011 was partially offset by a one time charge of $2.4 million in stock-based compensation expense as described above.

We expect selling, general and administrative expenses to increase both in aggregate dollar amounts and as a percentage of revenue in future periods as we continue to grow and expand our operations, and increase our sales and marketing activities to handle our expanding market presence and prepare for the planned Model S commercial launch in mid-2012. We also expect an increase in our selling, general and administrative expenses as a result of our planned increase in the number of Tesla stores. As of June 30, 2011, we had opened 18 Tesla stores in the United States, Europe and Japan. We plan to open additional stores during 2011, mostly in the United States, and some of these stores will replace existing stores, which we may continue to use as service locations.

Interest Expense

Our interest expense is primarily due to our loans under the DOE Loan Facility which we began accessing in 2010. During the three and six months ended June 30, 2011, we capitalized $1.0 million and $1.7 million, respectively, of interest expense to construction in progress. Although interest expense will increase as we continue to draw down on the DOE Loan Facility to fund our Model S and powertrain activities, we expect to capitalize this interest to construction in progress through 2011.

Other Expense, Net

Other expense, net consists primarily of the change in the fair value of our warrant liabilities and transaction gains and losses on our foreign currency-denominated assets and liabilities. We expect our transaction gains and losses will vary depending upon movements in the underlying exchange rates. Income or charges resulting from the change in the fair value of our stock warrant liability, excluding the DOE warrant liability, was eliminated after July 2, 2010, as these warrants were net exercised at the completion of our IPO. The DOE convertible preferred stock warrant became a common stock warrant on July 2, 2010 and is carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net, until its expiration or vesting.

Other expense, net, during the three and six months ended June 30, 2011 was $71,000 and $1.6 million, respectively, a decrease in expense compared to other expense, net, of $6.7 million and $10.0 million during the three and six months ended June 30, 2010, respectively. The decrease in other expense, net, for the three and six months ended June 30, 2011 was primarily due to the elimination of warrant liabilities, excluding the DOE warrant liability, after the completion of our IPO, partially offset by a higher charge from the fair value change in our DOE warrant liability during the three and six months ended June 30, 2011 resulting from a higher stock price.

Provision for Income Taxes

Our provision for income taxes during the three and six months ended June 30, 2011 was $140,000 and $290,000, respectively, compared to $9,000 and $127,000 during the three and six months ended June 30, 2010, respectively. The increase for the three and six months ended June 30, 2011 was due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through the three and six months ended June 30, 2011, we had accumulated net losses of $522.8 million and have used $396.4 million of cash in operations. As of June 30, 2011, we had approximately $661.5 million in principal sources of liquidity available from our cash and cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $319.4 million which included investments in money market funds, cash of $11.3 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $330.8 million available under the DOE Loan Facility, which is primarily intended to cover spending related to the development of the Model S and our powertrain activities. Other sources of cash also include cash from the sales of the Tesla Roadster, cash from the provision of development services, sales of powertrain components and refundable reservation payments for our Model S.

We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities will be sufficient to develop the Model S and Model X based on our current plans. This capital will fund our ongoing operations, continue research and development projects, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S and to continue development of the Model X. The acceleration of the development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We may also choose to opportunistically raise additional funds if market conditions are favorable. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million, which will be available to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components and the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date.

The following table summarizes our DOE Loan Facility draw-down activities (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%

Remaining Balance, June 30, 2011	$330,871

The DOE Loan Facility contains customary operational and financial covenants with which we must comply, and impose restrictions on, among other things, additional indebtedness, liens, various fundamental changes to our business (including mergers and acquisitions), payments, expenditures, investments, transactions with affiliates, and other aspects regarding the management of our finances. We are currently in compliance with these covenants.

In addition to our obligation to fund a portion of the project costs as described above, we agreed to, and upon completion of our IPO, set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Through June 30, 2011, we have transferred $88.7 million from the dedicated account to our operating cash accounts in accordance with the provisions of the DOE Loan Facility. As of June 30, 2011 and December 31, 2010, $11.3 million and $73.6 million remained in the dedicated account, respectively. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheets. Pursuant to our DOE Loan Facility, we were not required to hold any portion of the net proceeds from the public offering and the concurrent private placements completed in June 2011 in a separate dedicated account.

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

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our planned leasing operations will materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We intend to require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the three and six months ended June 30, 2011, approximately 10% and 9%, respectively, of the vehicles delivered during these periods were under operating leases. As of June 30, 2011, we had deferred revenues of $1.4 million of down payments which will be recognized over the term of the individual leases. Through June 30, 2011, our leasing activity has not had a significant adverse impact on our liquidity.

Reservations Payments

A source of our cash flows from operations has been through our receipt of reservation payments from our customers. Reservation payments consist of reservation payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. We are not currently accepting reservation payments for our Model X crossover vehicle. For our Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For the Model S, we require an initial reservation payment of at least $5,000. For Tesla Roadsters purchased directly from our showrooms, no deposit is required. Prior to the second quarter of 2010, our reservation policy was to accept reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the second quarter of 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. The full payment of the purchase price of the vehicle is required only upon delivery of the vehicle to the customer. Reservation payments for a vehicle are recorded as a current liability when received. No later than upon the delivery of a vehicle, the reservation payments collected on a customer’s account are applied against the total purchase price of the vehicle. Reservation payments are expected to fluctuate as the number of reservation holders on the Tesla Roadster reservation list decreases, while the number of reservation holders on the Model S reservation list increases.

Summary of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(65,785)	$(47,576)
Net cash used in investing activities	(13,011)	(17,068)
Net cash provided by financing activities	298,618	42,321

Revised Presentation of Prior Year Amounts

The presentation of cash flows related to the change in operating lease vehicles of $2.4 million for the six months ended June 30, 2010 has been revised from investing activities to operating activities in our condensed consolidated statement of cash flows to conform to the current period’s presentation. The change in presentation was not material to prior periods and had no impact on previously reported total cash and cash equivalents.

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

Net cash used in operating activities was $65.8 million during the six months ended June 30, 2011. The largest component of our cash used during this period related to our net loss of $107.8 million, which included non-cash charges of $12.9 million related to stock-based compensation expense, $7.8 million related to depreciation and amortization and $1.8 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $142.6 million of operating expenses, $70.7 million of cost of revenues and a $13.0 million increase in inventory and operating lease vehicles, partially offset by a $26.1 million increase in accounts payable and accrued liabilities. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales while the net increase in accounts payable was due to both the growth of our business and the timing of vendor payments. Operating lease vehicles continued to increase with the introduction of our leasing program in 2010. Significant operating cash inflows for the six months ended June 30, 2011 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Significant operating cash inflows were comprised primarily of automotive sales of $72.7 million, $34.5 million of development services revenue, a $22.4 million increase in reservation payments and a $1.1 million increase in deferred revenue, partially offset by a $16.6 million increase in accounts receivable. The increase in accounts receivable was related primarily to receivables from Toyota for the achievement of two milestones in June 2011 under the Toyota RAV4 EV Phase 1 contract services agreement and significant shipments of batteries and chargers to Daimler.

Net cash used in operating activities was $47.6 million during the six months ended June 30, 2010. The largest component of our cash used during this period related to our net loss of $68.0 million, which included non-cash charges of $9.5 million related to stock-based compensation expense, $8.7 million related to the fair value change in our convertible preferred stock warrant liability and $4.6 million related to depreciation and amortization. Significant operating cash outflows were primarily related to $67.5 million of operating expenses, $39.1 million of cost of revenues and a $9.0 million increase in inventory and operating lease vehicles, partially offset by a $1.5 million increase in accounts payable and accrued liabilities. Inventory increased to meet our production requirements while the net increase in accounts payable and accrued liabilities was mostly due to the growth of our business. Significant operating cash inflows for the six months ended June 30, 2010 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Significant operating cash inflows were comprised primarily of automotive sales of $44.6 million, $4.7 million of development services revenue and a $7.6 million increase in deferred revenues, partially offset by a $3.0 million increase in accounts receivable. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011, and in May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples, of which we received $4.2 million during the three months ended June 30, 2010. The increase in deferred revenues was primarily driven by payments that we had received from Daimler in relation to this development arrangement for which revenue recognition has yet to be achieved. Deferred revenues also increased from our vehicle leasing activities as we are recognizing the lease down-payments over the term of the operating leases. The increase in accounts receivable was related primarily to powertrain component sales and development services during the six months ended June 30, 2010 in relation to Daimler’s Smart fortwo and A-Class EV programs. During the six months ended June 30, 2010, we received $5.2 million of net new reservation payments for the Model S.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $13.0 million during the six months ended June 30, 2011 primarily related to $74.8 million in purchases of capital equipment, partially offset by $62.3 million that was transferred out of our dedicated DOE account in accordance with the provisions of the DOE Loan Facility. The increase in capital purchases was primarily due to significant development and construction activities at our Models S manufacturing facility as well as purchases of manufacturing equipment.

Net cash used in investing activities was $17.1 million during the six months ended June 30, 2010 primarily related to capital purchases of $15.3 million and an increase in restricted cash of $1.8 million. The increase in capital purchases was driven primarily by our transition to and build out of our powertrain manufacturing facility and corporate headquarters in Palo Alto, California, a $3.4 million deposit paid towards the purchase of manufacturing equipment as well as a non-refundable payment of $3.0 million made to New United Motor Manufacturing, Inc. (NUMMI) in relation to the purchase of what is now our Model S manufacturing facility located in Fremont, California prior to the close of the transaction in October 2010. The increase in restricted cash was primarily related to certain refundable reservation payments segregated in accordance with state consumer protection regulations in Washington State and a deposit paid into escrow for the purchase of manufacturing equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $298.6 million during the six months ended June 30, 2011 and was comprised primarily of $231.5 million received from our public offering and concurrent private placements completed in June 2011, $62.3 million received from our draw-downs under the DOE Loan Facility and $4.9 million received from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $42.3 million during the six months ended June 30, 2010 comprised primarily of $45.4 million we received from our loans under the DOE Loan Facility, partially offset by $3.5 million of issuance costs we incurred in relation to our DOE Loan Facility and our initial public offering.

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

Foreign Currency Risk

A portion of our revenues, costs and expenses for the three months ended June 30, 2011 and 2010 were denominated in foreign currencies. This is primarily due to the contract with Lotus Cars Limited in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders, and other parts sourced in Europe. In addition, our international sales and marketing operations incur expense denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. This cost exposure is partially offset by our recent sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases as well as asset purchases for our manufacturing facility from Asian suppliers are also subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency, it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results. To date, the foreign currency effect on our cash and cash equivalents has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $319.4 million as of June 30, 2011. A portion of these amounts were invested in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

As of June 30, 2011, we have received loans under the DOE Loan Facility for an aggregate of $134.2 million with interest rates ranging from 1.7% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $0.6 million as of June 30, 2011 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of June 30, 2011, we had only sold approximately 1,840 production vehicles to customers, almost all of which were sold in the United States and Europe. Our revenues for the three months ended June 30, 2011 and 2010 were $58.2 million and $28.4 million, respectively, and for the six months ended June 30, 2011 and 2010 were $107.2 million and $49.2 million, respectively. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.

To date, we have derived our revenues principally from sales of the Tesla Roadster and related sales of zero emission vehicle credits, and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of our Model S sedan and future electric vehicles, including our Model X crossover. The Model S is in development and we do not expect to start delivering to customers until mid-2012. We have no operating history with respect to the Model S electric vehicle and have not yet fully completed the component procurement process for the Model S, which limits our ability to accurately forecast the cost of the vehicle. Further, we have not yet produced a prototype of the Model X crossover and do not expect this vehicle to be available for sale before the fourth quarter of 2013 at the earliest. We only recently completed the purchase of a manufacturing facility in Fremont, California to produce such vehicles, and we have not yet completely finalized the full vehicle design or our engineering, manufacturing or component supply plans for the Model S. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) for the development and sale of a battery pack and charger for Daimler’s Smart fortwo electric drive and for the development of a battery pack for Daimler’s A-Class electric vehicle as well as with Toyota Motor Corporation (Toyota) for the development of a validated powertrain system which will be integrated into an electric vehicle version of the Toyota RAV4. Blackstar Investco LLC (Blackstar), an affiliate of Daimler, holds more than 5% of our outstanding capital stock. There are no assurances that we will be able to secure future business with Daimler, Toyota, or any of their affiliates and we currently do not have any agreement with Daimler beyond 2011.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, during the four quarters of 2009 and 2010, we recorded quarterly revenue of as much as $45.5 million and as little as $18.6 million and quarterly operating losses of as much as $51.6 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle (ZEV) credits to other automobile manufacturers, pursuant to certain state regulations. Our current agreement with American Honda Co., Inc. (Honda) provides for the sale of ZEV credits that we earn from the sale of vehicles that we manufacture through December 31, 2011. We may not be able to enter into new agreements to sell any additional credits we may earn in excess of the current contractual amounts on equivalent terms, or at all, which would negatively impact our revenues and margin.

We are significantly dependent upon revenue generated from the sale of our electric vehicles, specifically the Tesla Roadster, in the near term, and our future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, and specifically the Model S.

We currently generate a significant percentage of our revenue from the sale of our Tesla Roadsters. We began production of our Tesla Roadster in 2008 and will end the production run of the Tesla Roadster in January 2012. Beyond January 2012, our sales of new Tesla Roadsters will be limited to any vehicles available from our remaining inventory.

Our second planned vehicle, our Model S, is not expected to be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to design future models of performance electric vehicles that will meet the expectations of our customers or that our future models, including the Model S, will become commercially viable. In particular, it is common in the automotive industry for the production vehicle to have a styling and design different from that of the concept vehicle, which may happen with the Model S. We believe the design of the early prototype Model S is one of the key reasons why we have received approximately 5,300 reservations for the vehicle as of June 30, 2011. To the extent that we are not able to build the production Model S to the expectations created by the early prototype and our anticipated specifications, customers may cancel their reservations and our future sales could be harmed. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling our electric vehicles.

We anticipate that we will experience an increase in losses and will experience a decrease in revenues prior to the launch of the Model S.

Prior to the launch of our Model S, we anticipate our revenues may decline, potentially significantly. We currently produce the Tesla Roadster gliders, which are partially assembled vehicles that do not contain our electric powertrain, with Lotus Cars Limited (Lotus) in Hethel, England. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until January 2012. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. Through June 30, 2011, we have delivered approximately 1,840 vehicles. As a result, we anticipate that we will generate limited revenue from selling electric vehicles in 2012 until the launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles. Furthermore, we do not have any agreement with Daimler for sales or services beyond 2011. The potential decrease in sales revenue prior to the launch of the Model S may be significant and could materially and adversely affect our business, prospects, operating results and financial condition and our ability to fund operating losses could seriously constrain our growth.

Our production model for the non-powertrain portion of the Model S is unproven, still evolving and is very different from the non-powertrain portion of the production model for the Tesla Roadster.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell our Model S electric vehicle. To date, our revenues have been principally derived from the sales of our Tesla Roadster. The Tesla Roadster has only been produced in low volume quantities and the body is assembled by Lotus in the United Kingdom, with the final assembly by us at our facility in Menlo Park, California for sales destined in the United States. We plan to manufacture the Model S in higher volumes than our present production capabilities in our manufacturing facility in Fremont, California. As a result, the non-powertrain portion of the production model for the Model S will be substantially different and significantly more complex than the non-powertrain portion of the production model for the Tesla Roadster. In addition, we plan to introduce a number of new manufacturing technologies and techniques, such as aluminum spot welding systems for the Model S, which have not been widely adopted in the automotive industry. Our Model S production model will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch or achieve full manufacturing capacity for the Model S, which could have a material adverse effect on our business, prospects, operating results and financial condition.

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

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our planned manufacturing facilities and our business on our projected timeline;

•

that we will be able to engage suppliers for the necessary components on terms and conditions acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities and at acceptable prices;

•	that we will be able to deliver final component designs to our suppliers in a timely manner;

•	that we will be able to attract, recruit, hire and train skilled employees, including employees on the production line, to operate our Model S manufacturing facility in Fremont, California;

•	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and

•	that we will not experience any significant delays or disruptions in our supply chain.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to successfully launch the Model S on time and on budget if at all, and our business prospects, operating results and financial condition may be materially and adversely impacted.

We have no experience to date in high volume manufacturing of our electric vehicles.

We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market the Model S. Even if we are successful in developing our high volume manufacturing capability and processes and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. We have, and may in the future, experience cost increases from certain of our suppliers in order to meet our quality targets and development timelines. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

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

We may experience similar delays in launching the Model S, and any such delays could be significant. In addition, final designs for the Model S and plans for the build out of the manufacturing facility are still in process, and various aspects of the Model S component procurement and manufacturing plans have not yet been determined. If we do not finalize the design of Model S and do not execute on the Model S manufacturing plans in a timely manner, we may be unable to meet our mid-2012 production plan or the Model S that we do produce may be lower in quality.

In addition, we are currently evaluating, qualifying and selecting certain remaining suppliers for the planned production of the Model S. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. In addition, we will also need to do extensive testing to ensure that the Model S is in compliance with applicable National Highway Traffic Safety Administration (NHTSA) safety regulations and United States Environmental Protection Agency (EPA) and California Air Resources Board (CARB) emission regulations prior to beginning mass production and delivery of the vehicles. Our plan to begin production of the Model S in mid-2012 is dependent upon the timely availability of funds from our DOE Loan Facility, upon our finalizing the related design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner, and upon our ability to execute these plans within the current timeline.

We completed the purchase of our manufacturing facility in Fremont, California in October 2010 and selected it in part because it was recently used for automobile manufacturing, was located within 20 miles of our Palo Alto engineering facility, and we believe its size may allow us to adapt our internal manufacturing plans quickly. We expect that all these factors will support the timely start of production for the Model S. However, because we have only recently acquired this facility and have just begun to implement our manufacturing plans, we may experience unexpected delays in completing the build out of this facility for the production of our Model S.

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

We face significant barriers as we attempt to produce our first mass produced vehicle, our Model S. We currently have drivable early prototypes of the Model S, but do not have a full production intent prototype, a final design, a built-out manufacturing facility or manufacturing processes. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of only electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for fully electric vehicles. In addition, while we are designing the Model S to have the capability to rapidly swap out its battery pack, there are no specialized facilities today to perform such swapping. Also, while we expect to be able to achieve a 300 mile range, our ability to do so will depend on the feasibility and availability of appropriate battery cell technologies and improvements that we are able to achieve in reducing energy consumption. While we may offer this service in the future, no assurance can be provided that we will do so, or that any other third party will offer such services. We must successfully overcome these barriers as we move from producing the low volume Tesla Roadster to the Model S which we plan to produce at much higher volumes. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We have a history of losses and we expect significant increases in our costs and expenses to result in continuing losses for at least the foreseeable future.

We incurred a net loss of $58.9 million and $107.8 million for the three and six months ended June 30, 2011, respectively. In addition, we have accumulated net losses of $522.8 million from our inception through June 30, 2011. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of the Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013, and may occur later. Even if we are able to successfully develop the Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as the Model S, which may not occur.

We expect the rate at which we will incur losses to increase significantly in future periods from current levels as we:

•	design, develop and manufacture our Model S and our planned Model X crossover;

•	design, develop and manufacture components of our electric powertrain;

•	develop and equip our manufacturing facility in Fremont, California to produce our Model S;

•	build up inventories of parts and components for our Model S;

•	develop and equip manufacturing facilities to produce our electric powertrain components;

•	open new Tesla stores;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities; and

•	increase our general and administrative functions to support our growing operations.

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

In addition, as of June 30, 2011, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code.

Although we do not believe that either our IPO or subsequent follow-on offering or private placements constituted an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, our subsequent follow-on offering, or private placements, utilization of these assets could be significantly reduced.

If we are unable to adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our electric vehicles. When we first began delivering our Tesla Roadster in early 2008, our marginal costs of producing the Tesla Roadster exceeded our revenue from selling those vehicles. Revenue from the sales of our Tesla Roadster as well as from ZEV credits did not exceed cost of revenues related to our Tesla Roadster until the second quarter of 2009. There can be no assurances that our costs of producing and delivering the Model S will be less than the revenue we generate from sales at the time of the Model S launch or that we will achieve our expected gross margin on sales of the Model S.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We will also incur substantial costs in constructing and building out our Model S and powertrain manufacturing facilities, each of which could potentially face cost overruns or delays in construction. Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components, such as lithium-ion battery cells or carbon fiber and aluminum body panels used in our vehicles, could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us.

We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

The Tesla Roadster uses over 2,000 purchased parts, which we source globally from over 150 suppliers, many of whom are currently single source suppliers for these components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We refer to these component suppliers as our single source suppliers. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our single source suppliers.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for the Tesla Roadster, our powertrain component sales activities and the Model S. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model S and we intend to establish dual suppliers and multiple manufacturing locations for some suppliers for several key components of the Model S, although we expect that a number of components for the Model S will be single sourced. We have in the past experienced source disruptions in our supply chains, which have caused delays in our production process and we may experience additional delays in the future with respect to the Tesla Roadster, the Model S and any other future vehicle we may produce.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel, carbon fiber, non-ferrous metals such as copper, as well as cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

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

Our business is dependent on the continued supply of battery cells for our vehicles and for the battery pack we produce for other automobile manufacturers. While we believe several sources of the battery are available for the Tesla Roadster and Model S, we have fully qualified only one supplier for the cells used in each of the Tesla Roadster and Model S. The same is also true for the battery cells used for battery packs that we supply to other OEMs. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of the Tesla Roadster and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Moreover, battery cell manufacturers may not supply us at reasonable prices or on reasonable terms or may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also already announced an estimated price for the base model of our Model S but have not announced the final pricing of the other variants of the Model S. Any attempts to increase the announced or expected prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	the limited range over which electric vehicles may be driven on a single battery charge;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

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

From time to time, our vehicles are evaluated by third parties. For example, the show Top Gear which airs on the British Broadcasting Corporation did a review of the Tesla Roadster in 2008. Top Gear is one of the most watched automotive shows in the world with an estimated 350 million viewers worldwide and is broadcast in over 100 countries. Since originally airing in the fall of 2008, the episode about the Tesla Roadster has been rebroadcast repeatedly around the world. The review of the Tesla Roadster included a number of significant falsehoods regarding the car’s performance, range and safety. Such criticisms create a negative public perception about the Tesla Roadster, and to the extent that these comments are believed by the public, may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

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

Our plan for manufacturing the Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only through periodic draws through January 2013 as eligible costs are incurred. Through June 30, 2011, we have received loans under our DOE Loan Facility for an aggregate of $134.2 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon several draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility. Additionally, the DOE Loan Facility requires us to comply with certain operating and financial covenants and places additional restrictions on our ability to operate our business. If we do not comply with such covenants, such failure, if not waived by the DOE, could cause a default under the DOE Loan Facility. In the event of a default, we would not be eligible to draw funds under the DOE Loan Facility and existing outstanding loan amounts would become due immediately.

Additionally, if we are unable to draw down the anticipated funds under the DOE Loan Facility, or our ability to make such draw downs is delayed, we may need to obtain additional or alternative financing to operate our Model S and electric powertrain manufacturing facilities to the extent our cash on hand is insufficient. Any failure to obtain the remaining DOE funds or secure other alternative funding could materially and adversely affect our business and prospects. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. As a result, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

In addition, our DOE Loan Facility requires Mr. Musk and certain of his affiliates, until one year after we complete the project relating to the Model S Facility, to own at least 65% of the Tesla capital stock held by them as of the date of the DOE Loan Facility, and a failure to comply would be an event of default that could result in an acceleration of all obligations under the DOE Loan Facility documents and the exercise of other remedies by the DOE.

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

We have opened 18 Tesla stores in the United States, Europe and Japan, six of which have been open for less than one year. We have only limited experience distributing and selling our performance vehicles through our Tesla stores. As of June 30, 2011 we had only sold approximately 1,840 Tesla Roadsters to customers, primarily in the United States and Europe. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. In April 2011, we began the roll out of our new interactive store strategy. The concept and layout of these new stores, which are located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our new store strategy will be successful, if consumers will be willing to purchase vehicles in this manner or if these locations will be deemed to comply with applicable zoning restrictions as well as approval and acceptance from the specific high profile retail centers in which we seek to locate our stores. As a result, we may incur additional costs in order to improve or change our retail strategy.

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

We sell our vehicles from our Tesla stores as well as over the internet. We may not be able to sell our vehicles through this sales model in each state in the United States as many states have laws that may be interpreted to prohibit internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. For example, the state of Texas prohibits a manufacturer from being licensed as a dealer or to act in the capacity of a dealer, which would prohibit us from operating a store in the state of Texas and may restrict our ability to sell vehicles to Texas residents over the internet from out of state altogether without altering our sales model. The state of Kansas provides that a manufacturer cannot deliver a vehicle to a Kansas resident except through a dealer licensed to do business in the state of Kansas, which may be interpreted to require us to open a store in the state of Kansas in order to sell vehicles to Kansas residents. In some states where we have opened a gallery, which is a location where potential customers can view our vehicles but is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. For example, the state of Colorado required us to obtain dealer and manufacturer licenses in the state in order to operate our gallery in Colorado. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

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

Reservations for Model S sedans are fully refundable to customers, and significant cancellations could harm our financial condition, business, prospects and operating results.

As of June 30, 2011, we had unfilled reservations for approximately 5,300 Model S sedans, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. Historically, all of our reservations have been refundable and we have had a significant number of customers who submitted reservations for the Tesla Roadster cancel those reservations and we have refunded their deposits.

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

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of high-performance electric vehicles and have targeted relatively affluent consumers. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend the Model S to appeal to the customers of premium vehicles, which is a much larger and different demographic from that of the Tesla Roadster. Successfully offering a vehicle in this vehicle class requires delivering a vehicle with a higher standard of fit and finish in the interior and exterior than currently exists in the Tesla Roadster, at a price that is competitive with other premium vehicles. We have not completed the design, component sourcing or manufacturing process for the Model S, so it is difficult to forecast its eventual cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a vehicle that is ultimately competitive in the premium vehicle market. In 2011, we publicly announced the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have also previously announced our intent to develop a third generation electric vehicle which we expect to produce at our manufacturing facility in Fremont, California after the introduction of the Model S. However, we have not yet finalized the design, engineering or component sourcing plans for these vehicles and there are no assurances that we will be able to bring these vehicles to market at a lower price point and in higher volumes than our Model S as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

Any changes to the Federal Trade Commission’s electric vehicle range testing procedure and recent changes made by the United States Environmental Protection Agency’s energy consumption regulations for electric vehicles could result in a reduction to the advertised range of our vehicles which could negatively impact our sales and harm our business.

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the EPA’s combined city and highway testing cycles. The EPA recently announced new requirements for the fuel economy stickers that appear on new cars offered for sale (i.e., the Monroney label). In addition to the new labels and as part of that final rule published on July 6, 2011, EPA has also modified its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. While we intend to demonstrate to the EPA that a more appropriate derating factor applies to our vehicles, there is no guarantee that the EPA would approve such a factor. These new requirements apply to all model year 2013 and later vehicles. Following EPA’s announcement, the FTC also issued an Advanced Notice of Proposed Rulemaking seeking comment from interested stakeholders as to whether that Federal Agency should adopt procedures similar to EPA’s under its labeling requirements. If FTC moves forward with harmonizing their requirements with EPA’s new requirements, this could impair our ability to deliver the Model S with the initially advertised range, which could result in the cancellation of reservations that have been placed for the Model S. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

If we are unable to effectively leverage the benefits of using an adaptable common platform architecture in the design and manufacture of our vehicles, our business prospects, operating results and financial condition would be adversely affected.

We intend to design the Model S with an adaptable platform architecture and common electric powertrain so that we can use the platform of the Model S to create future electric vehicles, including, as examples, a crossover/sport utility vehicle, a van and a cabriolet. In 2011, we publicly announced the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. However, we have no experience with using common platforms in the design and manufacture of our vehicles and the design of the Model S is not complete. We may make changes to the design of the Model S that may make it more difficult to use the Model S platform for future electric vehicles. There are no assurances that we will be able to use the Model S platform to bring future vehicle models, including the Model X crossover, to market faster or more inexpensively by leveraging use of this common platform or that there will be sufficient customer demand for the Model X crossover or additional vehicle variants of this platform.

We may experience significant delays in the design, manufacture and launch of the Model X which could harm our business and prospects.

We currently intend to introduce our Model X crossover in the fourth quarter of 2013. Any delay in the design, manufacture and launch of the Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. We may experience similar delays, cost overruns and adverse publicity in launching the Model X, any of which could be significant. We are in the initial design and development stages and currently do not have a drivable early prototype of the Model X or a Model X manufacturing plan. Furthermore, we have not yet begun to evaluate, qualify or select suppliers for the planned production of the Model X and cannot begin to do so until the design of the Model X is finalized. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that the Model X is in compliance with applicable NHTSA safety regulations and EPA and CARB emission regulations prior to beginning mass production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such resources are devoted to the manufacture and production of the Model S, we may have difficulty producing and delivering our Model X vehicle in a timely manner. If we are not able to manufacture and deliver our Model X in a timely manner and consistent with our budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Other automobile manufacturers entered the electric vehicle market at the end of 2010 and we expect additional competitors to enter this market within the next several years and as they do so we expect that we will experience significant competition. With respect to our Tesla Roadster, we currently face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Porsche and Ferrari. In addition, upon the launch of our Model S sedan, we will face competition from existing and future automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. In December 2010, Nissan introduced in the United States the Nissan Leaf, a fully electric vehicle and Ford has announced that it plans to introduce an electric vehicle in 2011. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

Moreover, it has been reported that many of the large OEMs such as BMW, Daimler, Lexus, Audi, Renault and Volkswagen are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. We only began offering a leasing program in February 2010 which is currently only available to qualified Tesla Roadster customers in the United States and Canada. We do not currently offer, or plan to offer, any form of direct financing on our vehicles. We have not in the past, and do not currently, offer customary discounts on our vehicles. The lack of our direct financing options and the absence of customary vehicle discounts could put us at a competitive disadvantage.

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

Demand in the automobile industry is highly volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

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

Difficult economic conditions may negatively affect consumer purchases of luxury items, such as our performance electric vehicles.

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

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for our Tesla Roadster or reservations for our Model S or future vehicles such as Model X, any of which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results.

Our financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry in general, and for high-performance sports vehicles such as the Tesla Roadster in particular, typically decline over the winter season, while sales are generally higher as compared to the winter season during the spring and summer months. Sales of the Tesla Roadster have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of the Model S, the Model X and other models we introduce may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our Model S, Model X and electric powertrain components, build and equip new manufacturing facilities to produce the Model S and electric powertrain components, open new Tesla stores with maintenance and repair capabilities, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

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

•

the prospect or actual emergence of direct, sustained competitive pressure from more established automakers, which may be more likely if our initial efforts are perceived to be commercially successful.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. Since inception through June 30, 2011, we had accumulated net losses of $522.8 million and had used $396 million of cash in operations and while recognizing only $350.7 million in revenue. As of June 30, 2011, we had $319.4 million in cash and cash equivalents, which excludes the $11.3 million in restricted cash we have remaining in the dedicated account under the provisions of our DOE Loan Facility. We expect that our current sources of liquidity, including cash and cash equivalents, cash held in our DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities and the proceeds of our recent public offering and the concurrent private placements that we completed in June 2011, will be sufficient to develop the Model S and Model X based on our current plans. However, if there are delays in the launch of the Model S or Model X, if we are unable to draw down the anticipated funds under the DOE Loan Facility for any reason, including our failure to meet operating or financial covenants, or if the costs in building our Model S, Model X and powertrain manufacturing facilities exceed our expectations or if we incur any significant unplanned expenses or embark on new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S and Model X. In particular, we have not yet begun to accept customer reservation payments on our Model X crossover, can provide no assurance that customers will be willing to make such payments and accordingly may be reliant on other financing sources to fund the development of this vehicle. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

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

We have very limited experience servicing our vehicles. As of June 30, 2011 we had sold only approximately 1,840 Tesla Roadsters to customers, primarily in the United States and Europe. We do not plan to begin production of any Model S vehicles until mid-2012 with higher volume production not occurring until 2013, and do not have any experience servicing these cars as they do not exist currently. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

We plan to service our performance electric vehicles through our company-owned Tesla stores and through our mobile service technicians known as the Tesla Rangers. We have opened 18 Tesla stores, most of which are equipped to actively service our performance electric vehicles. However, six stores have been open for less than one year, and to date we have only limited experience servicing our performance vehicles through our Tesla stores. Going forward, we intend to build separate sales and service locations in several markets, but to date have limited experience with separate sales and service locations within a geographic market. We will need to open additional Tesla stores with service capabilities and standalone service locations, as well as hire and train significant numbers of new employees to staff these centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

Traditional automobile manufacturers in the United States do not provide maintenance and repair services directly. Consumers must rather service their vehicles through franchised dealerships or through third party maintenance service providers. We do not have any such arrangements with third party service providers and it is unclear when or even whether such third party service providers will be able to acquire the expertise to service our vehicles. At this point, we anticipate that we will be providing substantially all of the service for our vehicles for the foreseeable future. As our vehicles are placed in more locations, we may encounter negative reactions from our consumers who are frustrated that they cannot use local service stations to the same extent as they have with their conventional automobiles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects.

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

Pursuant to the supply agreement with Lotus, we are obligated to purchase 2,500 partially assembled or fully assembled vehicles over the term of the agreement. If we are unable to meet this volume requirement, we are still responsible for payment to Lotus of the lesser of (i) the sum of Lotus’ actual incurred costs and an agreed upon profit margin per vehicle up to the minimum volume requirement or (ii) £5,400,000. Our present plans do not call for the purchase of more than 2,500 vehicles and gliders from Lotus. Because we are dependent upon our relationship with Lotus for the manufacturing of the Tesla Roadster, our business depends on Lotus continuing to operate as a viable and solvent entity and to continue to produce the Tesla Roadster vehicles and gliders pursuant to our supply agreement. Any delay or discontinuance by Lotus of delivery of the Tesla Roadster vehicles and gliders or failure by Lotus to produce the vehicles and gliders in accordance with quality standards would have a material adverse effect on our business, prospects, operating results and financial condition.

Our recent agreement with Toyota contains risks and uncertainties that, if realized, could have a materially adverse impact on our operating results.

On July 15, 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to this agreement, we expect that Toyota will pay us approximately $100 million between 2012 and 2014 based on our delivery of electric powertrain systems. The payments to us are not guaranteed and will only occur upon the delivery of powertrain systems that meet Toyota’s specifications. Toyota has no obligation to buy any systems from us, and if Toyota does not order the anticipated systems from us, we will not receive the revenues we anticipate from this agreement. The agreement further requires that we meet customary obligations such as timely deliveries, warranty and product defect obligations. Our failure to meet these obligations could have a materially adverse impact on our operating results.

Additionally, although we have discussed new business opportunities with Toyota, there is no guarantee that we will be able to reach agreement with Toyota regarding such opportunities at all or on terms and conditions that are favorable to us.

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

If our vehicle owners customize our vehicles or change the charging infrastructure with aftermarket products, the vehicle may not operate properly, which could harm our business.

Automobile enthusiasts may seek to “hack” our vehicles to modify its performance which could compromise vehicle safety systems. Also, we are aware of customers who have customized their vehicles with after-market parts that may compromise driver safety. For example, some customers have installed seats that elevate the driver such that airbag and other safety systems could be compromised. Other customers have changed wheels and tires, while others have installed large speaker systems that may impact the electrical systems of the vehicle. We have not tested, nor do we endorse, such changes or products. In addition, customer use of improper external cabling or unsafe charging outlets can expose our customers to injury from high voltage electricity. Such unauthorized modifications could reduce the safety of our vehicles and any injuries resulting from such modifications could result in adverse publicity which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. As of June 30, 2011 we had sold approximately 1,840 Tesla Roadsters to customers, almost all of which were sold in the United States and Europe, and, as of June 30, 2011, had accepted reservations for approximately 5,300 Model S sedans. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, or if the final production version of the Model S is not sufficiently similar to the drivable design prototype, we may not be able to retain our current customers or attract new customers, and our business and prospects, operating results and financial condition would suffer as a result. In addition, because our performance electric vehicles to date have been sold largely through word of mouth marketing efforts, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers, and use more traditional advertising techniques. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date, we have limited experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. For example, a significant number of our stores have been open for less than one year and a portion of our sales team come from backgrounds other than automotive. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

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

We have not yet commenced production of our Model S sedan which we currently plan for mid-2012. For customers interested in reserving the Model S, we require an initial refundable reservation payment of at least $5,000. As of June 30, 2011, we had collected reservation payments for Model S sedans in an aggregate amount of $49.5 million. At this time, we do not plan to hold reservation payments separately or in an escrow or trust fund or pay any interest on reservation payments except to the extent applicable state laws require us to do so. We generally use these funds for working capital and other general corporate purposes.

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

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened 18 Tesla stores in major metropolitan areas throughout the United States, Europe and Japan. We plan to open additional stores during the remainder of 2011, with a goal of establishing approximately 50 stores globally within the next several years in connection with the Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles.

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

We began offering a leasing alternative to customers of our Tesla Roadster in the United States market in February 2010 through our wholly owned subsidiary Tesla Motors Leasing, Inc. During the latter half of 2010, we began offering a leasing alternative for the Tesla Roadster in Canada through our Canadian subsidiary. Under our program, we currently permit qualifying customers to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a predetermined residual value. We retain responsibility for the timely collection of payments from our customers, and are therefore exposed to the possibility of loss from a customer’s failure to make payments according to contract terms.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in Australia, Canada, Denmark, France, Germany, Hong Kong, Italy, Japan, Monaco, Netherlands, Singapore, Switzerland and the United Kingdom that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

Foreign currency movements relative to the U.S. dollar could harm our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three and six months ended June 30, 2011 were denominated in foreign currencies, principally the British pound. This is primarily due to the contract with Lotus in the United Kingdom to assemble the Tesla Roadster vehicles and gliders. If the value of the U.S. dollar depreciates significantly against the British pound, our costs as measured in U.S. dollars will correspondingly increase. Similarly, a weakening of the U.S. dollar against the yen could cause our Asian suppliers to significantly raise their prices. However, we do not currently have sufficient revenues denominated in these currencies to fully offset the impact of such cost increases. As a result, our operating results could be adversely affected. Conversely, we have greater revenues than costs denominated in other currencies, principally the euro. In this case, a strengthening of the dollar against the euro from current levels would tend to reduce our revenues as measured in U.S. dollars.

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

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, our competitors have more experience and greater resources in working with legislators than we do, and so there is no guarantee that our vehicles would be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California recently renewed a rebate program for the purchase of qualified alternative technology vehicles, but reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster and our Model S, could be adversely affected. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States and the European Union. This provides us with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in each of the United States and the European Union, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense. We do not anticipate that we will be able to take advantage of these exemptions with respect to the Model S which we plan to produce at significantly higher volumes than the Tesla Roadster.

If we are unable to grow our sales of electric vehicle components to original equipment manufacturers our financial results may suffer. In addition, if Daimler proceeds with its plans to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Deutsche Accumotive GmbH & Co. KG or if we are unable to identify additional business with Daimler, we are likely to lose a significant customer of our powertrain business.

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota and its affiliates are currently the only customers of our electric powertrain sales and development services. In May 2009, we formalized a development agreement with Daimler as a result of which we performed specified research and development services. In addition, we have been selected by Daimler to supply it with up to 2,100 battery packs and chargers to support a trial of the Smart fortwo electric drive. We began shipping the first of these battery packs and chargers in November 2009. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011 and we entered into a formal agreement for this arrangement in May 2010. There is no guarantee that we will be able to secure future business with Daimler or its affiliates as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Deutsche Accumotive GmbH & Co. KG and has announced it has entered into a joint venture with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. If Daimler goes through with its production plans with Deutsche Accumotive GmbH & Co. KG, we will lose this portion of our powertrain sales. Even if we can attract and retain powertrain customers, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

Our relationship with Daimler is subject to various risks which could adversely affect our business and future prospects.

Daimler is purchasing components of our electric powertrain to support a trial of the Smart fortwo electric drive and a pilot fleet of its A-Class electric vehicles in Europe. However, our relationship with Daimler poses various risks to us including:

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

Strategic business relationships will be an important factor in the growth and success of our business. For example, our strategic relationship with Daimler has provided us with various benefits and we have entered into an agreement for the supply of a validated electric powertrain for the Toyota RAV4 with Toyota. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Our strategic relationship with Daimler involved Blackstar, an affiliate of Daimler, making a significant equity investment in us as well as a representative from Daimler, Dr. Herbert Kohler, joining our Board. In addition, Toyota made a significant equity investment in us concurrent with the closing of our IPO in July 2010. We may not be able to offer similar benefits to other companies that we would like to establish and maintain strategic relationships with which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

If we fail to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations significantly, and further significant expansion will be required, especially in connection with the planned establishment of our Model S manufacturing facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

If we are unable to attract and/or retain key employees and hire qualified management, technical vehicle engineering, and manufacturing personnel, our ability to compete could be harmed.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, and JB Straubel, our Chief Technical Officer. None of our key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team as well as technical, vehicle engineering and manufacturing personnel. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones.

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

Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether this integration will be successful. We have recently experienced significant changes in our management team and expect to continue to experience significant growth in our management team. Our senior management team has only limited experience working together as a group. Specifically, three of the six members of our senior management team have joined us within the last two years. For example, Gilbert Passin, our Vice President of Manufacturing, joined us in January 2010, George Blankenship, our Vice President of Sales and Ownership Experience, joined us in July 2010, and Eric Whitaker, our General Counsel, joined us in October 2010. This lack of long-term experience working together may impact the team’s ability to collectively quickly and efficiently respond to problems and effectively manage our business. Although we are taking steps to add senior management personnel that have significant automotive experience, many of the members of our current senior management team have limited or no prior experience in the automobile or electric vehicle industries.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental, health and safety laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.

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

New United Motor Manufacturing, Inc. (NUMMI) has previously identified environmental conditions at our Fremont facility which affect soil and groundwater, and has undertaken efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues at the Fremont site, we cannot currently determine with certainty the total potential costs to remediate pre-existing contamination, and we may be exposed to material liability as a result of the existence of any environmental contamination at the Fremont site.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2011, we have accrued $5.3 million related to these environmental liabilities.

There are no assurances that NUMMI will perform its obligations under our agreement and NUMMI’s failure to perform would require us to undertake these obligations at a potentially significant cost and risk to our ability to build, equip, and operate our Model S facility at the Fremont site. Any Remediation Activities or other environmental conditions at the Fremont site could harm our operations and the future use and value of the Fremont site and could delay our production plans for the Model S.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. We recently purchased an existing automobile production facility in Fremont, California from NUMMI and we plan to produce our Model S at such facility. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. For example, certain employees at the sea freight companies through which we ship our Tesla Roadster gliders to the United States after assembly in England may be represented by unions, as may be employees at certain of our suppliers. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Additionally, the unionization of our labor force could increase our employee costs and decrease our profitability, both of which could adversely affect our business, prospects, financial condition and results of operations.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Our performance electric vehicles, the sale of motor vehicles in general and the electronic components used in our vehicles are subject to substantial regulation under international, federal, state, and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. For example, the Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the CARB with respect to emissions for our vehicles. We received a Certificate of Conformity for sales of our Tesla Roadsters in 2008 and 2010, but did not receive a Certificate of Conformity for sales of the Tesla Roadster in 2009 until December 21, 2009. In January 2010, we and the EPA entered into an Administrative Settlement Agreement and Audit Policy Determination in which we agreed to pay a civil administrative penalty in the sum of $275,000 for failing to obtain a Certificate of Conformity for sales of our vehicles in 2009 prior to December 21, 2009.

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

•

changes to the regulations governing the assembly and transportation of lithium-ion batteries, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) could increase the cost of lithium-ion batteries;

•

the amendment or rescission of the federal law and regulations mandating increased fuel economy in the United States, referred to as the Corporate Average Fuel Economy (CAFE) standards could reduce new business opportunities for our powertrain sales and development activities;

•

amendment or rescission of federal greenhouse gas tailpipe emission regulations administered by EPA under the authority of the Clean Air Act could reduce new business opportunities for our powertrain sales and development activities;

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

Certain safety requirements may limit our ability to sell our Tesla Roadster in the United States, which could cause our revenues to decrease.

The Roadster is, or will be, subject to new safety standards in the United States that have been phased in over the past several years. To the extent that we do not secure, or continue to secure, exemptions from non-compliance with these standards from NHTSA, we will be unable to sell Roasters produced for sale in the United States after the date of any such exemption denial. These regulations will not prohibit us from selling Roadsters in other countries and would not prohibit us from selling vehicles existing in our inventory at the time of any exemption denial.

The Roadster currently has an exemption from the requirement to install advanced airbags. In November 2010, we filed a request for renewal of this exemption with NHTSA. NHTSA has published notice of receipt of the extension request and at least one adverse comment has been filed against this request by a safety advocacy group. While our request is pending, the existing exemption is automatically extended and we are therefore currently able to sell Roadsters in the United States. If NHTSA denies our request for renewal, our exemption would expire and we would no longer be able to sell Roadsters in the United States that were produced after the date of the denial as the Roadster will not meet the advanced airbag requirements. We currently expect that if this were to occur, we would need to redirect a certain number of Roadsters from the United States to other countries.

In addition, the new electronic stability control (ESC) requirements enacted by NHTSA apply to all new vehicles manufactured on or after September 1, 2011. Tesla was previously excused from these requirements as a small quantity manufacturer during the phase-in of ESC requirements. Starting September 1, 2011, however, all manufacturers, regardless of quantity must ensure their vehicles comply with the new ESC requirements. The Tesla Roadster will not meet the new standard. We have applied for a temporary exemption from these requirements, but NHTSA may not grant that exemption. Without a NHTSA granted exemption, we will not be able to sell any Roadsters in the United States that were produced on or after September 1, 2011. If we are unable to obtain this exemption, we would need to redirect a certain number of Roadsters from the United States to other countries.

We retain certain personal information about our customers and may be subject to various privacy and consumer protection laws.

We use our vehicles’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits. Our customers may object to the use of this data, which may harm our business. Possession and use of our customers’ personal information in conducting our business may subject us to federal and/or state legislative and regulatory burdens in the United States and foreign jurisdictions that could require notification of data breach, restrict our use of such personal information and hinder our ability to acquire new customers or market to existing customers. For example, we are subject to local data protection laws in Europe. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

Our vehicles make use of lithium-ion battery cells, which on rare occasions have been observed to catch fire or vent smoke and flame.

The battery pack in the Tesla Roadster makes use of lithium-ion cells, which have been used for years in laptops and cell phones. We also currently intend to make use of lithium-ion cells in the battery pack for the Model S and any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. The events have also raised questions about the suitability of these lithium-ion cells for automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed our battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells and we are not aware of any such incident in our customers’ vehicles. We have tested the batteries and subjected them to damaging treatments such as baking, overcharging, crushing or puncturing to assess our battery pack’s response to deliberate and sometimes destructive abuse. However, we have delivered only a limited number of Tesla Roadsters to customers and have limited field experience with our vehicles. Accordingly, there can be no assurance that a field failure of our battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. In addition, we store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle, especially those that use a high volume of commodity cells similar to the Tesla Roadster or the Model S, may cause indirect adverse publicity for us and our electric vehicles. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

In connection with the development and sale of our Model S, we will need to comply with various additional safety regulations and requirements that were not applicable to the sales of our Tesla Roadsters, with which it may be expensive or difficult to comply. For example, we will need to pass a range of impact tests for the Model S. We performed similar tests on the Tesla Roadster based on European Union testing standards in connection with sales exceeding certain volume thresholds in Australia and Japan, and two criteria were not met in the test. We may experience difficulties in meeting all the criteria for these or similar tests for our Model S, which may delay our ability to sell the Model S in high volumes in certain jurisdictions.

We may be compelled to undertake product recalls, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. The cost of fixing this most recent recall is not material. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of June 30, 2011, we had warranty reserves of $6.3 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will result in issued patents. Furthermore, even if these patent applications do result in issued patents, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

Three of our trademark applications in the European Union remain subject to three outstanding opposition proceedings.

We currently sell and market our vehicles in the European Union under the Tesla trademark. We have three trademark applications in the European Union for the Tesla trademark. These are each subject to an outstanding opposition proceeding brought by a prior owner of trademarks consisting of the word Tesla. If we cannot resolve these remaining oppositions and thereby secure registered rights in the European Union, this will reduce our ability to challenge third party users of the Tesla trademark and dilute the value of the mark as our exclusive brand name in the European Union. In addition, there is a risk that the remaining prior rights owner could in the future take action to challenge our use of the Tesla mark in the European Union. This would have a severe impact on our position in the European Union and may inhibit our ability to use the Tesla mark in the European Union. If we were prevented from using the Tesla trademark in the European Union, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

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

In November 2010, a case was filed against us relating to the crash in California Superior Court. In that case, plaintiffs allege claims for negligence, negligent infliction of emotional distress, trespass, and violations of federal and state aviation laws and regulations against all defendants, and seek compensation for real property damage and loss of use, as well as personal property and emotional distress/bodily injury claims. In December 2010, the plaintiffs settled claims for real property damage but retained their claims for emotional distress, bodily injury and personal property damage. We believe that these remaining claims are covered by insurance.

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

Our corporate or manufacturing facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our corporate headquarters in Palo Alto and manufacturing facilities Fremont are located in Northern California, a region known for seismic activity. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, our lease for our Palo Alto facility permits the landlord to terminate the lease following a casualty event if the needed repairs are in excess of certain thresholds and we do not agree to pay for any uninsured amounts. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

We are in the process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting for the year ended December 31, 2007 which have been remediated, and they or we may identify other material weaknesses in the future. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2011, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 48.5% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 28.2% of our outstanding shares of common stock as of June 30, 2011. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17.00 per share at the IPO, our common stock has experienced an intra-day trading high of $36.42 per share and a low of $14.98 per share through June 30, 2011.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following this offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A majority of our total outstanding shares are held by insiders and may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. Stockholders owning a majority of our total outstanding shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, as of June 30, 2011, we have registered shares previously issued or reserved for future issuance under our equity compensation plans and agreements, a portion of which are related to outstanding option awards. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Mr. Musk has borrowed funds from an affiliate of our underwriter and pledged shares of our common stock to secure this borrowing. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

In addition, Goldman Sachs Bank USA, an affiliate of Goldman, Sachs & Co., made a loan in the amount of $35 million to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust. Interest on the loan accrues at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with this loan. Goldman Sachs Bank USA made additional extensions of credit in an aggregate amount of $50 million to Elon Musk and the Trust and Mr. Musk used a portion of the proceeds of such loans to purchase shares in the June 2011 private placement. Interest on the loans will accrue at market rates. Goldman Sachs Bank USA will receive customary fees and expense reimbursements in connection with these loans. As a regulated entity, Goldman Sachs Bank USA makes decisions regarding making and managing its loans independent of Goldman, Sachs & Co. Mr. Musk and Goldman have a long-standing relationship of almost a decade. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by a pledge of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust. The terms of these loans were negotiated directly between Mr. Musk and Goldman Sachs Bank USA.

If the price of our common stock declines, Mr. Musk may be forced by Goldman Sachs Bank USA to provide additional collateral for the loans or to sell shares of Tesla common stock in order to remain within the margin limitations imposed under the terms of his loans. The loans between Goldman Sachs Bank USA and Mr. Musk and the Trust prohibit the non-pledged shares currently owned by Mr. Musk and the Trust from being pledged to secure other loans. In addition, our DOE Loan Facility requires Mr. Musk and certain of his affiliates, until one year after we complete the project relating to the Model S Facility, to own at least 65% of the Tesla capital stock held by them as of the date of the DOE Loan Facility, and a failure to comply would be an event of default that could result in an acceleration of all obligations under the DOE Loan Facility documents and the exercise of other remedies by the DOE. These factors may limit Mr. Musk’s ability to either pledge additional shares of Tesla common stock or sell shares of Tesla common stock as a means to avoid or satisfy a margin call with respect to his pledged Tesla common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further.

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

If securities or industry analysts publishing research or reports about us, our business or our market change their recommendations regarding our stock adversely or cease to publish research or reports about us, our stock price and trading volume could decline.

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

Use of Proceeds

Our initial public offering (IPO) of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) which was declared effective by the Securities and Exchange Commission on June 28, 2010, which registered an aggregate of 15,295,000 shares of our common stock, including 1,995,000 shares that the underwriters had the option to purchase. On July 2, 2010, we sold 11,880,600 shares on for gross proceeds of $202.0 million. We paid the underwriters underwriting discounts and commissions of $13.1 million and incurred additional offering costs of approximately $4.4 million. After deducting the underwriting discounts and commissions and the offering costs, we received net proceeds of approximately $184.5 million. There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through June 30, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and other operating expenses.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: August 12, 2011	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010
4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010
4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010
4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010
4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010
4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010
4.2E	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-174466	4.2E	June 2, 2011
4.2F	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	June 1, 2011
4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	4.3	May 27, 2010
4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333-164593	4.3A	May 27, 2010
4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333-164593	4.4	May 27, 2010
4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333-164593	4.5	May 27, 2010
4.6	Form of Warrant to Purchase Shares of Common Stock dated as of May 20, 2010	S-1/A	333-164593	4.6	May 27, 2010
4.7	Common Stock Purchase Agreement, dated as of May 20, 2010, between the Registrant and Toyota Motor Corporation	S-1/A	333-164593	4.7	May 27, 2010
10.1†	Amendment No. 3 to Supply Agreement between Lotus Cars Limited and the Registrant dated June 13, 2011					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X
32.1*	Section 1350 Certifications	—	—	—	—
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
†	Confidential treatment has been requested for portions of this exhibit