Form 10-Q
period 2011-09-30
TESLA MOTORS INC
filed 2011-11-14
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 104,298,634 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$213,328	$99,558
Short-term marketable securities	65,060	—
Restricted cash	55,305	73,597
Accounts receivable	18,250	6,710
Inventory	49,216	45,182
Prepaid expenses and other current assets	10,962	10,839

Total current assets	412,121	235,886

Operating lease vehicles, net	11,672	7,963
Property, plant and equipment, net	248,122	114,636
Restricted cash	5,754	4,867
Other assets	22,581	22,730

Total assets	$700,250	$386,082

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53,627	$28,951
Accrued liabilities	32,685	20,945
Deferred revenue	2,266	4,635
Capital lease obligations, current portion	388	279
Reservation payments	65,215	30,755

Total current liabilities	154,181	85,565

Common stock warrant liability	8,189	6,088
Capital lease obligations, less current portion	661	496
Deferred revenue, less current portion	3,536	2,783
Long-term debt	225,000	71,828
Other long-term liabilities	14,565	12,274

Total liabilities	406,132	179,034

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value; 221,903,982 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 104,188,831 and 94,908,370 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	104	95
Additional paid-in capital	881,941	621,935
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(587,903)	(414,982)

Total stockholders’ equity	294,118	207,048

Total liabilities and stockholders’ equity	$700,250	$386,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Automotive sales	$43,235	$23,350	$115,891	$67,906
Development services	14,431	7,891	48,976	12,552

Total revenues	57,666	31,241	164,867	80,458
Cost of revenues
Automotive sales	32,752	19,457	90,241	56,581
Development services	7,690	2,488	20,866	4,467

Total cost of revenues	40,442	21,945	111,107	61,048
Gross profit	17,224	9,296	53,760	19,410
Operating expenses
Research and development	54,083	26,698	147,776	55,379
Selling, general and administrative	27,618	20,432	76,545	59,224

Total operating expenses	81,701	47,130	224,321	114,603

Loss from operations	(64,477)	(37,834)	(170,561)	(95,193)
Interest income	80	100	166	195
Interest expense	—	(298)	—	(992)
Other income (expense), net	(594)	3,180	(2,150)	(6,770)

Loss before income taxes	(64,991)	(34,852)	(172,545)	(102,760)
Provision for income taxes	87	83	377	210

Net loss	$(65,078)	$(34,935)	$(172,922)	$(102,970)

Net loss per share of common stock, basic and diluted	$(0.63)	$(0.38)	$(1.75)	$(2.86)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	104,076,830	92,270,721	99,039,709	36,051,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(172,922)	$(102,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,115	7,733
Change in fair value of warrant liabilities	2,101	5,610
Stock-based compensation	20,737	13,313
Inventory write-downs	1,420	652
Other	30	—
Changes in operating assets and liabilities
Accounts receivable	(11,540)	(4,575)
Inventories and operating lease vehicles	(10,831)	(22,869)
Prepaid expenses and other current assets	(1,185)	(3,109)
Other assets	(335)	(818)
Accounts payable and accrued liabilities	37,999	5,862
Deferred development compensation	—	(156)
Deferred revenue	(1,616)	3,374
Reservation payments	34,460	1,821
Other long-term liabilities	2,291	2,599

Net cash used in operating activities	(87,276)	(93,533)

Cash Flows From Investing Activities
Purchases of marketable securities	(64,952)	—
Payments related to acquisition of Fremont manufacturing facility and related assets	—	(58,710)
Purchases of property and equipment	(143,634)	(23,055)
Withdrawals out of (transfer into) our dedicated Department of Energy account	18,292	(88,130)
Increase in other restricted cash	(887)	(1,852)

Net cash used in investing activities	(191,181)	(171,747)

Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offerings	172,410	188,842
Proceeds from issuance of common stock in private placements	59,058	50,000
Principal payments on capital leases and other debt	(225)	(233)
Proceeds from long-term debt	153,172	56,557
Proceeds from exercise of stock options and other stock issuances	7,812	741
Deferred common stock and loan facility issuance costs	—	(3,691)

Net cash provided by financing activities	392,227	292,216

Net increase in cash and cash equivalents	113,770	26,936
Cash and cash equivalents at beginning of period	99,558	69,627

Cash and cash equivalents at end of period	$213,328	$96,563

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment	568	2,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market and/or service our vehicles.

Since inception, we have incurred significant losses and have used approximately $418 million of cash in operations through September 30, 2011. As of September 30, 2011, we had $278.4 million in cash and cash equivalents and short-term marketable securities. We are currently selling the Tesla Roadster and are developing the Model S sedan which we currently expect to introduce commercially in 2012. We also currently plan to hold a limited showing of the prototype of the Model X crossover by the end of 2011 and to reveal it publicly early in 2012.

To the extent we do not meet our planned sales volumes or future product releases or our existing cash and cash equivalents or short-term marketable securities balances are insufficient to fund our future activities, we will need to raise additional funds. We cannot be certain that additional financing, if and when needed, will be available at terms satisfactory to us, or at all. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Revenue Recognition

We recognize revenues from sales of the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of zero emission vehicle credits, and sales of electric vehicle powertrain components, such as battery packs and battery chargers. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Multiple Deliverable Revenue Arrangements

Effective January 1, 2011, we adopted amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after January 1, 2011. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. For fiscal 2011 and future periods, when a sales arrangement contains multiple elements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have been able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicles accessories and options separately, outside of any multiple element arrangements. Therefore, there were no material differences between total revenue reported and pro forma total revenues that would have been reported during the three and nine months ended September 30, 2011, if the transactions entered into or materially modified after January 1, 2011 were subject to previous accounting guidance.

Marketable Securities

During the three months ended September 30, 2011, we purchased marketable securities including commercial paper and corporate debt of $65.1 million. All marketable securities are designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included in stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense), net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other income (expense), net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

We regularly review all of our marketable securities for other-than-temporary declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the impairment, (ii) the creditworthiness of the security issuers, (iii) the length of time a security is in an unrealized loss position, and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. Subsequently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accrued warranty – beginning of period	$6,289	$4,348	$5,417	$3,757
Warranty costs incurred	(851)	(496)	(2,078)	(1,398)
Provision for warranty	973	1,342	3,072	2,835

Accrued warranty – end of period	$6,411	$5,194	$6,411	$5,194

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

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. Our cash and cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. We invest cash not required for use in operations in high credit quality securities based on our investment policy. Our investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that we believe will provide liquidity while reducing risk of loss of capital. Investments are of a short-term nature and include investments in corporate debt securities.

As of September 30, 2011 and December 31, 2010, our accounts receivable were derived primarily from sales of powertrain components to Daimler and the development of powertrain systems for Toyota Motor Corporation (Toyota) (see Note 9).

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	September 30, 2011	December 31, 2010
Toyota	53%	42%
Daimler	46%	51%

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

Net Loss per Share of Common Stock

Our basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included when their effect is antidilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Period-end stock options to purchase common stock	15,496,749	13,207,367
Period-end DOE warrant to purchase common stock	3,090,111	3,090,111
Period-end common stock subject to repurchase	486	7,278

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of unrealized gains and losses on our available-for-sale marketable securities that have been excluded from the determination of net loss. Other comprehensive loss for the three and nine months ended September 30, 2011 was $24,000.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. We anticipate adopting the guidance in fiscal 2012. We do not expect the adoption of the guidance to have a material impact on our condensed consolidated financial statements.

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

3. Balance Sheet Components

Inventory

As of September 30, 2011 and December 31, 2010, our inventory consisted of the following components (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$15,675	$15,936
Work in process	6,848	4,538
Finished goods	20,025	20,125
Service parts	6,668	4,583

Total	$49,216	$45,182

Property, Plant and Equipment, net

As of September 30, 2011 and December 31, 2010, our property, plant and equipment consisted of the following components (in thousands):

	September 30, 2011	December 31, 2010
Computer equipment and software	$8,953	$8,864
Office furniture, machinery and equipment	18,983	12,551
Tooling	16,166	15,913
Leasehold improvements	25,654	13,993
Land	26,391	26,391
Construction in progress	180,354	58,917

	276,501	136,629
Less: Accumulated depreciation and amortization	(28,379)	(21,993)

Total	$248,122	$114,636

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our manufacturing facility, the Tesla Factory, in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. We will start depreciating these assets upon commencement of our Model S production. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and nine months ended September 30, 2011, we capitalized $1.1 million and $2.8 million of interest expense, respectively.

Depreciation and amortization expense during the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, was $3.7 million, $10.5 million, $2.7 million and $7.3 million, respectively.

Other Assets

As of September 30, 2011 and December 31, 2010, our other assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Emission credits	$14,508	$14,508
Loan facility issuance costs, net	6,570	7,053
Other	1,503	1,169

Total	$22,581	$22,730

Accrued Liabilities

As of September 30, 2011 and December 31, 2010, our accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued purchases	$22,424	$9,731
Payroll and related costs	6,123	6,516
Accrued warranty	2,056	1,725
Taxes payable	1,962	2,686
Other	120	287

Total	$32,685	$20,945

Other Long-Term Liabilities

As of September 30, 2011 and December 31, 2010, our other long-term liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Environmental liabilities	$5,300	$5,300
Accrued warranty, long-term	4,355	3,692
Deferred rent liability	3,623	2,919
Other	1,287	363

Total	$14,565	$12,274

4. Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents and marketable securities. Our liabilities that are measured at fair value on a recurring basis consist of our common stock warrant liability.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our short-term marketable securities are classified within Level II of the fair value hierarchy. Our common stock warrant liability (see Note 6) is classified within Level III of the fair value hierarchy.

As of September 30, 2011 and December 31, 2010, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	September 30, 2011				December 31, 2010
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$235,381	$235,381	$—	$—	$145,708	$145,708	$—	$—
Corporate note	10,111	—	10,111	—	—	—	—	—
Commercial paper	54,949	—	54,949	—	—	—	—	—

Total	$300,441	$235,381	$65,060	$—	$145,708	$145,708	$—	$—

Common stock warrant liability	$8,189	$—	$—	$8,189	$6,088	$—	$—	$6,088

Total	$8,189	$—	$—	$8,189	$6,088	$—	$—	$6,088

Our available-for-sale marketable securities classified by security type as of September 30, 2011 consisted of the following (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate note	$10,116	$—	$(5)	$10,111
Commercial paper	54,968	—	(19)	54,949

Total	$65,084	$—	$(24)	$65,060

All of our marketable securities with continuous unrealized losses have been in an unrealized loss position for less than twelve months as of September 30, 2011. We have determined that the gross unrealized losses on our marketable securities as of September 30, 2011 were temporary in nature.

The changes in the fair value of our common stock and convertible preferred stock warrant liability were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fair value, beginning of period	$7,849	$16,709	$6,088	$1,734
Issuances	—	—	—	6,293
Settlements and Extinguishments	—	(6,962)	—	(6,962)
Change in fair value	340	(3,072)	2,101	5,610

Fair value, end of period	$8,189	$6,675	$8,189	$6,675

The estimated fair value of our long-term debt was approximately $171.7 million (par value of $225.0 million) and $53.4 million (par value of $71.8 million) as of September 30, 2011 and December 31, 2010, respectively.

5. Reservation Payments

Reservation payments consist of payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. For our Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For the Model S, we require an initial refundable reservation payment of at least $5,000. For Tesla Roadsters purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept refundable reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of September 30, 2011, we held reservation payments for undelivered Model S sedans in an aggregate amount of $62.1 million and reservation payments for Tesla Roadsters in an aggregate amount of $3.1 million. As of December 31, 2010, we held reservation payments for undelivered Model S sedans in an aggregate amount of $28.3 million and reservation payments for Tesla Roadsters in an aggregate amount of $2.5 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S are fully refundable until such time that a customer enters into a purchase agreement.

6. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million, which will be available to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components and the development of, and to build out the manufacturing facility for, our Model S sedan. Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date. All outstanding amounts under the Loan Facility will be due and payable in September 2019 and September 2022.

Our DOE Loan Facility draw-downs were as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%

Remaining Balance, September 30, 2011	$240,049

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

In addition to our obligation to fund a portion of the project costs as described above, we agreed to, and upon completion of our IPO in 2010, set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account can be used by us to fund any cost overruns for our powertrain and Model S manufacturing facility projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs upfront, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be then required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of September 30, 2011 and December 31, 2010, $55.3 million and $73.6 million were held in the dedicated account, respectively. As we expect to transfer the current balance out of the dedicated account within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheets. Pursuant to our DOE Loan Facility, we were not required to hold any portion of the net proceeds from our follow-on public offering and the concurrent private placements completed in June 2011 in the dedicated account.

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

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the three and nine months ended September 30, 2011, we amortized $0.2 million and $0.5 million to interest expense, respectively. During the three and nine months ended September 30, 2010, we amortized $0.2 million and $0.4 million to interest expense, respectively.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of shares of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of September 30, 2011 and December 31, 2010, the fair value of the DOE warrant was $8.2 million and $6.1 million, respectively. During the three and nine months ended September 30, 2011, we recognized expense for the change in the fair value of the DOE warrant in the amount of $0.3 million and $2.1 million, respectively. During the three months ended September 30, 2010, we recognized income for the change in the fair value of the DOE warrant in the amount of $0.7 million and during the nine months ended September 30, 2010, we recognized expense for the change in the fair value of $0.4 million through other income (expense), net, in the condensed consolidated statements of operations.

7. Equity Incentive Plans

Effective January 1, 2006, we adopted the fair value method of accounting for stock options granted to employees which requires the recognition of compensation expense for costs related to all share-based payments, including stock options.

Prior to the completion of our IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors as there was no public market for our common stock. The Board of Directors has determined fair value of the common stock at the time of each grant of options by considering a number of objective and subjective factors including the valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and trends in the broader automobile industry.

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

The following table summarizes the consolidated stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$171	$72	$506	$150
Research and development	3,588	1,256	8,904	2,088
Selling, general and administrative	4,127	2,483	11,327	11,075

Total	$7,886	$3,811	$20,737	$13,313

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North America	$31,357	$8,586	$89,282	$28,105
Europe	24,619	21,317	67,766	49,936
Asia	1,690	1,338	7,819	2,417

Total	$57,666	$31,241	$164,867	$80,458

During the three and nine months ended September 30, 2011 and 2010, we recognized revenues of $30.9 million, $87.5 million, $7.1 million and $24.4 million in the United States, respectively.

Long-lived Assets

	September 30, 2011	December 31, 2010
United States	$254,903	$119,014
International	4,891	3,585

Total	$259,794	$122,599

9. Development Services

Daimler AG

Daimler A-Class Program

In 2010, Daimler AG engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. Through September 30, 2010, we invoiced $14.1 million and recognized $11.4 million of the total payments received to date in development services revenue.

As of December 31, 2010, all development work related to the A-Class EV development program had been completed and as such, no further development services revenue were recorded during the nine months ended September 30, 2011.

Toyota Motor Corporation

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4 EV. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. We began producing and delivering prototypes to Toyota during the three months ended September 30, 2010. During the three months ended September 30, 2010, we recognized $0.5 million in development services revenue and recorded $0.2 million in deferred revenues. As of June 30, 2011, we had delivered all prototypes and as such no further development services revenue under the Phase 0 agreement was recorded during the three months ended September 30, 2011. During the nine months ended September 30, 2011, we recognized $7.6 million in development services revenue under this agreement.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota will pay us up to $60.0 million for the successful completion of certain development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the three and nine months ended September 30, 2011, we completed various milestones and along with the amortization of our upfront payment and the delivery of certain prototype samples, we recognized $14.3 million and $40.9 million in development services revenue, respectively. Through September 30, 2011, we have received total payments from Toyota of $35.5 million under the Phase 1 contract services agreement under this agreement.

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we will provide Toyota with certain services related to the supply of the electric powertrain system. We plan to begin delivery of the electric powertrain system to Toyota for installation into the Toyota RAV4 EV in 2012 and as such, no payments have been received and no revenue has been recognized to date under this agreement. Future revenue to be recognized under this agreement will be recorded in automotive sales. Our production activities under this program are expected to continue through 2014.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2011, we have accrued $5.3 million related to these environmental liabilities.

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

11. Subsequent Events

Panasonic Supply Agreement

On October 5, 2011, we entered into a supply agreement with Panasonic for the supply of lithium ion battery cells. Pursuant to the agreement, we will purchase from Panasonic a certain portion of our lithium ion battery cell needs for our batteries at long-term preferential pricing. The agreement generally provides for the purchase of lithium ion battery cells through December 31, 2015 and also contains standard warranty, indemnification and other provisions.

DOE Loan Facility Draw-Down

On November 10, 2011, we received additional loans under the DOE Loan Facility for $20.4 million at interest rates ranging from 1.0% to 1.4%.

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

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network, and market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We were incorporated in Delaware in July 2003, opened our first store in Los Angeles, California in May 2008, and introduced our first vehicle, the Tesla Roadster, in early 2008. In July 2009, we introduced a new Roadster model, the Tesla Roadster 2, and its higher performance option package Roadster Sport, as well as launched the Tesla Roadster in Europe. In July 2010, we introduced the Roadster 2.5, with new styling and an upgraded interior. We are designing our second vehicle, the Model S sedan, for a significantly broader customer base than the Tesla Roadster and plan to manufacture the Model S in higher volumes than our current volumes for the Tesla Roadster.

During the three months ended September 30, 2011, we recognized total revenues of $57.7 million, an increase of 85% over total revenues of $31.2 million for the three months ended September 30, 2010. Automotive sales revenue of $43.2 million increased 85% from the three months ended September 30, 2010, driven by strong customer demand for the Tesla Roadster globally and significantly higher powertrain component sales.

During the three months ended September 30, 2011, we continued our efforts in expanding our company-owned retail network with the opening of a new store in Eindhoven. We plan to open several more stores by year end in the United States utilizing the new store concept embodied by our Santana Row and Park Meadows Tesla stores. We believe this new store concept provides a unique retail experience designed to engage and inform potential customers about electric vehicles in general, learn about Tesla’s innovations and configure their cars through hands-on interactive screens. Some of these new stores will replace existing stores which we plan to continue using as service locations. As a result of our continued activities to support the sales of the Tesla Roadster, the opening and operation of new stores, higher store-related and marketing activities, as well as the growth of the business, we incurred higher selling, general and administrative expenses of $27.6 million for the three months ended September 30, 2011 when compared to expenses of $20.4 million for the three months ended September 30, 2010.

Development services revenue increased to $14.4 million for the three months ended September 30, 2011 from $7.9 million during the three months ended September 30, 2010, due primarily to our development activities for the Toyota Motor Corporation (Toyota) RAV4 EV program. We completed planned milestones and deliveries of samples to Toyota during the quarter, and we currently expect to complete our remaining development services milestones and sample deliveries by early 2012.

The Model S program remains on track for planned first customer deliveries no later than July 2012. During the three months ended September 30, 2011, we continued to make progress on the build of the beta phase of our Model S prototypes. Detailed testing of systems integration, performance and safety, all of which are ongoing, has allowed us to further refine the overall design of the Model S and its constituent parts as well as the production and assembly processes to manufacture the vehicle. In October 2011, we finalized a long term supply contract with Panasonic Corporation for cells to be used in our products, which gives us increased visibility into our variable costs.

Research and development expenses included expenses related to Model S beta prototype build, development of the Tesla Factory, significant engineering, design and testing work being undertaken at several of our suppliers to support Model S readiness, design and engineering activities related to Model X prototyping, and other research and development activities. Research and development expenses were $54.1 million for the three months ended September 30, 2011, compared to $26.7 million for the three months ended September 30, 2010. We anticipate that the level of research and development spending will increase slightly from the current level for the remainder of 2011 as we continue with the engineering and testing of Model S, prepare the Tesla Factory for production of the Model S next year, and accelerate the advanced engineering work on Model X.

In addition to Model S engineering, we also experienced significant activity at the Tesla Factory, where we intend to produce our Model S and future vehicles, including our Model X crossover. Significant construction continues to take place and detailed manufacturing readiness plans are being executed. Most of our Model S vehicle manufacturing equipment has been installed at the Tesla Factory, especially in the stamping, plastics, paint, body and final assembly shops. As a result of investments being made in the Tesla Factory and related supplier tooling for the Model S, capital expenditures increased to $68.8 million for the three months ended September 30, 2011, compared to $66.5 million for the three months ended September 30, 2010 which was comprised primarily of payments we had made towards the purchase of the Tesla Factory from New United Motor Manufacturing, Inc. (NUMMI). We will continue to seek opportunities to limit our capital expenditures and anticipate our aggregate capital expenditures for 2011 to be in the range of $220 million and $245 million, primarily focused on vehicle development and manufacturing activities for Model S and Model X.

Our Model S, Model X and powertrain development activities, as well as our capital investments in manufacturing infrastructure, continued to be supported by draw-downs under our Department of Energy Loan Facility (DOE Loan Facility) and other sources of cash including cash from the sales of the Tesla Roadster, cash from the provision of development services and sales of powertrain components, cash received from refundable reservation payments for our Model S and cash received from our public offerings and private placements. During the three months ended September 30, 2011, we received $90.8 million in draw-downs under the DOE Loan Facility bringing our total long-term debt under the facility to $225.0 million. As we continue to progress on our Model S and powertrain activities, we expect to continue making draw-downs under the DOE Loan Facility.

As of September 30, 2011, we had $573.7 million in principal sources of liquidity available from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $213.3 million which includes investments in money market funds, short-term marketable securities of $65.1 million, cash of $55.3 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $240.0 million available under the DOE Loan Facility.

Management Opportunities, Challenges and Risks

Our principal focus continues to be on the disciplined development of the Model S so that we can achieve our plan of first customer deliveries no later than July 2012. We are also focused on the continued sales of the Tesla Roadster and powertrain components, development services activities with our strategic partners, advanced engineering work on the planned Model X and pursuing new electric powertrain opportunities with automobile manufacturers.

In June 2011, we entered into an amendment to our supply agreement with Lotus Cars Limited (Lotus) to increase our purchase from 2,400 Tesla Roadster vehicles or gliders to 2,500 vehicles or gliders. Through September 30, 2011, we have delivered over 2,000 vehicles to customers. We currently intend to manufacture at Lotus our current generation Tesla Roadster through January 2012. We plan to sell the last of the North American Roadsters by early next year and continue selling in Europe and Asia until inventory is fully depleted in 2012.

Powertrain component sales in 2011 have increased when compared with 2010. While we anticipate entering into a new development services program with Daimler AG (Daimler), all our powertrain component sales under current agreements with Daimler will be completed by the end of 2011. We expect to resume sales of powertrain components in 2012 with the start of production of the Toyota RAV4 EV program. In July 2011, we entered into a supply and services agreement with Toyota for the production of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software, which will be integrated into the Toyota RAV4 EV. Additionally, we will provide Toyota with certain services related to the supply of these components. Pursuant to the agreement, Toyota will pay us approximately $100 million from 2012 through 2014 based on our delivery of these components for the RAV4 EV. We plan to begin shipping RAV4 EV production powertrain systems to Toyota consistent with Toyota’s announced plan to produce the RAV4 EV for sale in 2012.

As we have a limited number of the Tesla Roadsters left for sale and as we expect powertrain component sales to decline until the start of production for the Toyota RAV4 EV program, we anticipate our automotive sales will decline, potentially significantly, just prior to the planned launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles.

Remaining development services revenue for 2011 will be derived primarily from our electric powertrain development activities with Toyota under the Toyota RAV4 EV program. We expect that the Toyota RAV4 EV development program, and the associated development services revenue, will be completed by early 2012. We recently received a letter of intent from Daimler for a full powertrain program for a vehicle in the Mercedes line and anticipate negotiating a development services agreement with Daimler to implement such a program in the upcoming months. Due to timing differences that may arise between the recognition of future milestone revenue and the underlying costs of development services, the gross margin from our development services activities may vary from period to period.

The build of the Model S beta prototypes in the Tesla Factory is continuing to progress and we are working closely with suppliers to design, develop and test components that will meet our anticipated production design specifications and schedule. Ensuring that our design, engineering, operations and manufacturing engineering teams, and our suppliers, execute on all significant activities will be critical to a timely launch of first customer deliveries of our Model S no later than July 2012. Our continuing negotiations with suppliers, and our manufacturing capabilities will influence our ability to achieve the cost per unit that we are currently projecting. Our plan to begin first deliveries of the Model S no later than July 2012 is also dependent upon the timely availability of funds from the DOE Loan Facility, upon our finalizing the related design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline.

Earlier in 2011, we publicly announced the Tesla Model X as the first vehicle derivative we intend to develop by leveraging the Model S platform. We are designing the Model X as a crossover vehicle. We currently plan to hold a limited showing of the prototype of the Model X crossover by the end of 2011 and to reveal it publicly early in 2012 followed by the anticipated commercial introduction of this vehicle in the fourth quarter of 2013.

Our operating expenses in 2011 have been significant as we continue to execute on the Model S program and systematically and strategically expand our sales and service infrastructure globally to support the launch of the Model S. As we continue to make significant investments in research and development and our infrastructure to launch the Model S as well as incur costs for the development of the Model X, we expect to continue generating a net loss until we reach volume sales of the Model S. As pre-production development and prototyping costs cannot be capitalized, we expect our operating expenses to continue increasing due to our ongoing activities to prepare the Tesla Factory for production, refine the Model S and continue the advanced engineering work on Model X. Once we start recognizing revenue from the sales of Model S, our Model S production costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, will begin to be reflected in cost of automotive sales.

Capital spending for the Model S program is anticipated to be at its highest level over the next few quarters, as we make final payments for much of the tooling and manufacturing equipment required for production. We anticipate that most of the capital expenditures on the Model S will be funded by the DOE Loan Facility. We will continue to seek opportunities to limit our capital expenditures and anticipate our aggregate capital expenditures for 2011 to be in the range of $220 million and $245 million, primarily focused on vehicle development and manufacturing activities for Model S and Model X. We have also elected to invest incrementally in new technologies and additional plant automation to efficiently produce vehicles at high quality and at an affordable cost. Depreciation of our capital expenditures related to the Fremont facility will begin with the start of Model S production.

See Part II — Item 1A — “Risk Factors” for a further discussion of risks associated with our business, including additional risks related to the Model S and Model X.

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

For revenue arrangements that were entered into or materially modified after January 1, 2011, implementation of new revenue accounting guidance had no material impact on our reported revenue for the three and nine months ended September 30, 2011 as compared to revenue that would have been reported if the related arrangements were subject to the accounting requirements in effect in the prior year.

During the three months ended September 30, 2011, we purchased marketable securities including commercial paper and corporate debt of $65.1 million. All marketable securities are designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included in stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense), net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other income (expense), net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

We regularly review all of our marketable securities for other-than-temporary declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the impairment, (ii) the creditworthiness of the security issuers, (iii) the length of time a security is in an unrealized loss position, and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Automotive sales	$43,235	$23,350	$115,891	$67,906
Development services	14,431	7,891	48,976	12,552

Total revenues	57,666	31,241	164,867	80,458
Cost of revenues
Automotive sales	32,752	19,457	90,241	56,581
Development services	7,690	2,488	20,866	4,467

Total cost of revenues	40,442	21,945	111,107	61,048
Gross profit	17,224	9,296	53,760	19,410
Operating expenses
Research and development	54,083	26,698	147,776	55,379
Selling, general and administrative	27,618	20,432	76,545	59,224

Total operating expenses	81,701	47,130	224,321	114,603
Loss from operations	(64,477)	(37,834)	(170,561)	(95,193)
Interest income	80	100	166	195
Interest expense	—	(298)	—	(992)
Other income (expense), net	(594)	3,180	(2,150)	(6,770)

Loss before income taxes	(64,991)	(34,852)	(172,545)	(102,760)
Provision for income taxes	87	83	377	210

Net loss	$(65,078)	$(34,935)	$(172,921)	$(102,970)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Vehicle, options and related sales	$28,403	$18,221	$76,443	$55,452
Powertrain component and related sales	14,832	5,129	39,448	12,454

Total automotive sales	$43,235	$23,350	$115,891	$67,906

Automotive sales during the three and nine months ended September 30, 2011 were $43.2 million and $115.9 million, respectively, an increase from $23.4 million and $67.9 million during the three and nine months ended September 30, 2010, respectively. Vehicle, options and related sales represent sales of the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle credits. Powertrain component and related sales represent the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other manufacturers.

Vehicle, options and related sales during the three and nine months ended September 30, 2011 were $28.4 million and $76.4 million, respectively, an increase from $18.2 million and $55.4 million for the three and nine months ended September 30, 2010, respectively. The increase in vehicle, options and related sales was primarily attributable to an increase in the number of Tesla Roadsters that we sold, particularly in North America and Asia, coupled with slightly higher average selling prices. Under our supply agreement with Lotus, we will build 2,500 Roadster gliders, the last of which we should receive early next year. We plan to sell the last of the North American Roadsters by early next year and continue selling in Europe and Asia until inventory is fully depleted in 2012. Powertrain component and related sales for the three and nine months ended September 30, 2011 were $14.8 million and $39.4 million, respectively, an increase from $5.1 million and $12.5 million for the three and nine months ended September 30, 2010, respectively. The increase in powertrain component and related sales was primarily due to significant shipments of battery packs and chargers to Daimler. We began delivering battery packs and chargers for the Daimler Smart fortwo EV program during the first quarter of 2010, and for the Daimler A-Class EV program late in the fourth quarter of 2010. Production for both the Smart fortwo and A-Class EV programs is expected to continue through the end of 2011.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs and chargers to meet customer’s specifications.

Development services revenue during the three and nine months ended September 30, 2011 was $14.4 million and $49.0 million, respectively, an increase from $7.9 million and $12.6 million during the three and nine months ended September 30, 2010, respectively.

In July 2010, we entered into an agreement with Toyota to initiate development of an electric powertrain for the Toyota RAV4 EV. Under this Phase 0 development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. Through June 30, 2011, we had delivered all remaining prototype vehicles under the Phase 0 agreement and as such, we did not recognize further development services revenue during the three months ended September 30, 2011.

In October 2010, we also entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. During the three months ended September 30, 2011, we completed two milestones and delivered several samples under the Phase 1 agreement. Development services revenue under this arrangement with Toyota for the three months ended September 30, 2011 was $14.4 million. During the nine months ended September 30, 2011, we completed various milestones and delivered several samples under the Phase 1 agreement and delivered all remaining prototype vehicles under the Phase 0 agreement. Development services revenue under these arrangements with Toyota for the nine months ended September 30, 2011 was $49.0 million. We expect that the Phase 1 agreement, and the associated development services revenues, will be completed by early 2012.

We intend to grow our development services revenue over time by establishing additional commercial arrangements with other automobile manufacturers and by looking for new development opportunities with existing strategic partners.

Additionally, we expect our development services revenue may fluctuate in future periods based on the timing of our delivery of milestones and samples, as well as the timing of meeting revenue recognition criteria.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services. Cost of revenues during the three and nine months ended September 30, 2011 was $40.4 million and $111.1 million, respectively, an increase from $21.9 million and $61.0 million during the three and nine months ended September 30, 2010, respectively. The increase in cost of automotive sales for the three and nine months ended September 30, 2011 was driven primarily by an increase in the number of vehicles that we sold and the increased shipments of battery packs and chargers to Daimler. We began delivering battery packs and chargers for the Daimler Smart fortwo EV program during the first quarter of 2010 and for the Daimler A-Class EV program late in the fourth quarter of 2010. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. The increase in cost of development services was driven primarily by our activities for the Toyota RAV4 EV program which began in the second half of 2010.

Gross profit for the three and nine months ended September 30, 2011 was $17.2 million and $53.8 million, respectively, an increase from $9.3 million and $19.4 million for the three and nine months ended September 30, 2010, respectively. The increase for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was driven primarily by higher sales of the Tesla Roadster coupled with higher average selling prices, as well as gross profit from our development services activities. The increase for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was driven primarily by the gross profit contributed by our development services activities which we expanded in the latter half of 2010 with the Toyota RAV4 EV program, as well as a significant increase in Tesla Roadster sales coupled with slightly higher average selling prices and ongoing cost improvement programs on the Roadster.

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

Research and development expenses during the three months ended September 30, 2011 were $54.1 million, an increase from $26.7 million during the three months ended September 30, 2010. The $27.4 million increase in research and development expenses during the three months ended September 30, 2011 consisted primarily of a $10.0 million increase in materials and prototyping expenses primarily to support our Model S alpha and beta builds as well as powertrain development activities, an $8.7 million increase in employee compensation expenses from higher headcount, a $4.3 million increase in costs related to Model S engineering, design and testing activities incurred by our suppliers, a $2.4 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants, and a $2.1 million increase in office, information technology and facilities-related costs to support the growth of our business.

Research and development expenses during the nine months ended September 30, 2011 were $147.8 million, an increase from $55.4 million during the nine months ended September 30, 2010. The $92.4 million increase in research and development expenses during the nine months ended September 30, 2011 consisted primarily of a $30.6 million increase in costs related to Model S engineering, design and testing activities incurred by our suppliers, a $29.5 million increase in materials and prototyping expenses primarily to support our Model S alpha and beta builds as well as powertrain development activities, a $23.4 million increase in employee compensation expenses from higher headcount, a $7.2 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally a higher common stock valuation applied to new grants, and a $5.9 million increase in office, information technology and facilities-related costs to support the growth of our business.

We have significantly increased our research and development efforts for the Model S in recent quarters, which has resulted in an increase in our research and development expenses. We anticipate that our research and development expenses will rise moderately from our current level in the fourth quarter of 2011 as we incur additional costs to further develop the Model S, to develop the Model X and to operate our Model S manufacturing facility in Fremont, California prior to the start of Model S production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended September 30, 2011 were $27.6 million, an increase from $20.4 million during the three months ended September 30, 2010. The $7.2 million increase in our selling, general and administrative expenses during the three months ended September 30, 2011 consisted primarily of a $3.0 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $1.6 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants, a $1.3 million increase in office, information technology and facilities-related costs to support the growth of our business, a $0.7 million increase in professional and outside services costs, and a $0.4 million increase in costs principally related to our planned Tesla store and gallery openings.

Selling, general and administrative expenses during the nine months ended September 30, 2011 were $76.5 million, an increase from $59.2 million during the nine months ended September 30, 2010. The $17.3 million increase in our selling, general and administrative expenses during the nine months ended September 30, 2011 consisted primarily of a $9.4 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $4.2 million increase in office, information technology and facilities-related costs to support the growth of our business, a $2.1 million increase in professional and outside services costs, a $1.3 million increase in costs principally related to the operation of new Tesla stores openings and a $0.3 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants.

We expect selling, general and administrative expenses to increase in future periods as we continue to grow and expand our operations, and increase our sales and marketing activities to handle our expanding market presence and prepare for the planned Model S launch scheduled for no later than July 2012. We also expect an increase in our selling, general and administrative expenses as a result of our planned increase in the number of Tesla stores. We plan to open additional stores during 2011, mostly in the United States, and some of these stores will replace existing stores, which we may continue to use as service locations.

Interest Expense

Our interest expense is primarily due to our loans under the DOE Loan Facility which we began accessing in 2010. Although interest expense will increase as we continue to draw down on the DOE Loan Facility to fund our Model S and powertrain activities, we expect to capitalize this interest to construction in progress until the start of Model S production. During the three and nine months ended September 30, 2011, we capitalized $1.1 million and $2.8 million, respectively, of interest expense to construction in progress.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in the fair value of our warrant liabilities and gains and losses on our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. Income or charges resulting from the change in the fair value of our stock warrant liability, excluding the DOE warrant liability, was eliminated after July 2, 2010, as these warrants were net exercised at the completion of our IPO. The DOE convertible preferred stock warrant became a common stock warrant on July 2, 2010 and is carried at its estimated fair value with changes in its fair value continuing to be reflected in other income (expense), net, until its expiration or vesting.

Other expense, net, during the three months ended September 30, 2011 was $0.6 million, an increase in expense compared to other income, net of $3.2 million during the three months ended September 30, 2010. Other expense, net, during the nine months ended September 30, 2011 was $2.2 million, a decrease in expense compared to other expense, net, of $6.8 million during the nine months ended September 30, 2010. The increase in expense for the three months ended September 30, 2011 was primarily due to a more significant fair value change in our warrant liabilities during the three months ended September 30, 2010 resulting from a lower stock price. The decrease in expense for the nine months ended September 30, 2011 was primarily due to the elimination of warrant liabilities, excluding the DOE warrant liability, upon the completion of our IPO in July 2010.

Provision for Income Taxes

Our provision for income taxes during the three and nine months ended September 30, 2011 was $0.1 million and $0.4 million, respectively, compared to $0.1 million and $0.2 million during the three and nine months ended September 30, 2010, respectively. The increase for the three and nine months ended September 30, 2011 was due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through the three and nine months ended September 30, 2011, we had accumulated net losses of $587.9 million and have used approximately $418 million of cash in operations. As of September 30, 2011, we had approximately $574 million in principal sources of liquidity available from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $213.3 million which included investments in money market funds, our short-term marketable securities in the amount of $65.1 million, cash of $55.3 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and approximately $240.0 million available under the DOE Loan Facility, which is primarily intended to cover spending related to the development of the Model S and our powertrain activities. Other sources of cash also include cash from the sales of the Tesla Roadster, cash from the provision of development services, sales of powertrain components and refundable reservation payments for our Model S.

We expect that our current sources of liquidity, including cash, cash equivalents, short-term marketable securities, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities will be sufficient to develop the Model S and Model X based on our current plans. This capital will fund our ongoing operations, continue research and development projects, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S and to continue development of the Model X. The acceleration of the development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We may also choose to opportunistically raise additional funds if market conditions are favorable. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million, which will be available to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components and the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. Loans may be requested under the facilities until January 22, 2013, and we have committed to complete the projects being financed prior to such date. All outstanding amounts under the Loan Facility will be due and payable in September 2019 and September 2022.

The following table summarizes our DOE Loan Facility draw-down activities (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%

Remaining Balance, September 30, 2011	$240,049

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

In addition to our obligation to fund a portion of the project costs as described above, we agreed to, and upon completion of our IPO, set aside $100.0 million to fund a separate dedicated account under our DOE Loan Facility. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of September 30, 2011 and December 31, 2010, $55.3 million and $73.6 million were held in the dedicated account, respectively. As we expect to transfer the current balance out of the dedicated account within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheets. Pursuant to our DOE Loan Facility, we were not required to hold any portion of the net proceeds from our follow-on public offering and the concurrent private placements completed in June 2011 in the dedicated account.

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

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our planned leasing operations will materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We intend to require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the three and nine months ended September 30, 2011, approximately 5% and 7%, respectively, of the vehicles delivered during these periods were under operating leases. As of September 30, 2011, we had deferred revenues of $1.4 million of down payments which will be recognized over the term of the individual leases. Through September 30, 2011, our leasing activity has not had a significant adverse impact on our liquidity.

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

Summary of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(87,276)	$(93,533)
Net cash used in investing activities	(191,181)	(171,747)
Net cash provided by financing activities	392,227	292,216

Cash Flows used in Operating Activities

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

Net cash used in operating activities was $87.3 million during the nine months ended September 30, 2011. The largest component of our cash used during this period related to our net loss of $172.9 million, which included non-cash charges of $20.7 million related to stock-based compensation expense, $12.1 million related to depreciation and amortization and $2.1 million related to the fair value change in our warrant liability. Significant operating cash outflows were primarily related to $224.3 million of operating expenses, $111.1 million of cost of revenues and a $10.8 million increase in inventory and operating lease vehicles, partially offset by a $38.0 million increase in accounts payable and accrued liabilities. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales as well as leasing activities while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. Significant operating cash inflows for the nine months ended September 30, 2011 were comprised primarily of automotive sales of $115.9 million, $49.0 million of development services revenue and a $34.5 million net increase in reservation payments, partially offset by an $11.5 million increase in accounts receivable and a $1.6 million increase in deferred revenue. The increase in accounts receivable was related primarily to receivables from Toyota for the achievement of two milestones in September 2011 under the Toyota RAV4 EV Phase 1 contract services agreement and shipments of batteries and chargers to Daimler under the Daimler Smart fortwo and A-Class EV programs.

Net cash used in operating activities was $93.5 million during the nine months ended September 30, 2010. The largest component of our cash used during this period related to our net loss of $103.0 million, which included non-cash charges of $13.3 million related to stock-based compensation expense, $7.7 million related to depreciation and amortization and $5.6 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $114.6 million of operating expenses, $61.0 million of cost of revenues, a $22.8 million increase in inventory and operating lease vehicles, a $3.1 million increase in prepaid expenses and other current assets, partially offset by an $5.9 million increase in accounts payable and accrued liabilities. Inventory and operating lease vehicles increased to meet our production requirements for the Tesla Roadster and powertrain component sales as well as the introduction of our leasing program in 2010 while the net increase in accounts payable and accrued liabilities was due to both the growth of our business as well as our increased manufacturing activities. Significant operating cash inflows for the nine months ended September 30, 2010 were comprised primarily of automotive sales of $67.9 million, $12.6 million of development services revenue, a $3.4 million increase in deferred revenues, partially offset by a $4.6 million increase in accounts receivable. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011, and in May 2010, we executed a final agreement under which Daimler would make additional payments to us for the successful completion of certain development milestones and the delivery of prototype samples. The increase in deferred revenues was primarily driven by payments that we had received from Daimler in relation to this development arrangement for which revenue recognition has yet to be achieved. Deferred revenues also increased from our vehicle leasing activities as we are recognizing the lease down-payments over the term of the operating leases. The increase in accounts receivable was related primarily to powertrain component sales and development services during the nine months ended September 30, 2010 in relation to Daimler’s Smart fortwo and A-Class EV programs. During the nine months ended September 30, 2010, we received $7.6 million of net reservation payments for the Model S.

Cash Flows used in Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $191.2 million during the nine months ended September 30, 2011 primarily related to $143.6 million in purchases of capital equipment and $65.0 million in purchases of short-term marketable securities, partially offset by an $18.3 million of net transfers out of our dedicated DOE account in accordance with the provisions of the DOE Loan. The increase in capital purchases was primarily due to significant development and construction activities at the Tesla Factory as well as purchases of manufacturing equipment.

Net cash used in investing activities was $171.7 million during the nine months ended September 30, 2010 primarily related to capital purchases of $81.8 million and an increase in restricted cash of $90.0 million. The increase in capital purchases was driven primarily by nonrefundable payments of $8.0 million and a further $52.1 million of escrow payments made in relation to our purchase of an existing automobile production facility located in Fremont, California from NUMMI, and certain manufacturing assets located thereon to be used for our planned Model S manufacturing, as well as expenditures related to our transition to and build out of our powertrain manufacturing facility and corporate headquarters in Palo Alto, California, and purchases of manufacturing equipment. Our purchase transactions with NUMMI were completed in October 2010. The increase in restricted cash was primarily related to $100.0 million of net proceeds from our IPO and concurrent private placement that we transferred to a dedicated account as required by our DOE Loan Facility, partially offset by $11.9 million that was transferred out of the dedicated account during the three months ended September 30, 2010 in accordance with the provisions of the DOE Loan Facility. To a lesser extent, the increase in restricted cash was also related to certain refundable reservation payments segregated in accordance with state consumer protection regulations in Washington State.

Cash Flows from Financing Activities

Net cash provided by financing activities was $392.2 million during the nine months ended September 30, 2011 and was comprised primarily of $231.5 million received from our follow-on public offering and concurrent private placements completed in June 2011, $153.2 million received from our draw-downs under the DOE Loan Facility and $7.8 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $292.2 million during the nine months ended September 30, 2010 comprised primarily of $188.8 million in proceeds from our IPO, $50.0 million in proceeds from the Toyota private placement, $56.6 million we received from our loans under the DOE Loan Facility, partially offset by $3.7 million of issuance costs we incurred in relation to our DOE Loan Facility and our IPO.

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

Foreign Currency Risk

A portion of our revenues, costs and expenses for the three and nine months ended September 30, 2011 and 2010 were denominated in foreign currencies. This is primarily due to the contract with Lotus Cars Limited in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders, and other parts sourced in Europe. In addition, our international sales and marketing operations incur expenses denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. This cost exposure is partially offset by our sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases as well as asset purchases for the Tesla Factory from Asian suppliers are also subject to currency risk. Although our present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency, it could cause our Asian suppliers to significantly raise their prices, which could harm our financial results. To date, the foreign currency effect on our cash and cash equivalents has not been significant.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities totaling $278.4 million as of September 30, 2011. A portion of our cash and cash equivalents were invested in money market funds. Our cash and cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income.

As of September 30, 2011, we have received loans under the DOE Loan Facility for an aggregate of $225.0 million with interest rates ranging from 1.0 % to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $1.0 million as of September 30, 2011 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of September 30, 2011, we had only sold approximately 2,000 production vehicles to customers, almost all of which were sold in the United States and Europe. Our revenues for the three months ended September 30, 2011 and 2010 were $57.7 million and $31.2 million, respectively, and for the nine months ended September 30, 2011 and 2010 were $164.9 million and $80.5 million, respectively. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.

To date, we have derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of our Model S sedan and future electric vehicles, including our Model X crossover. The Model S is in development and we may not start delivering to customers until July 2012. We have no operating history with respect to the Model S electric vehicle and have not yet fully completed the component procurement process for the Model S, which limits our ability to accurately forecast the cost of the vehicle. Further, we have not yet produced a prototype of the Model X crossover and do not expect this vehicle to be available for sale before the fourth quarter of 2013 at the earliest. We only completed the purchase of our manufacturing facility in Fremont, California in October 2010 to produce such vehicles, and we have not yet completely finalized the full vehicle design or our engineering, manufacturing or component supply plans for the Model S. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota). While we recently received a letter of intent from Daimler for a full powertrain program for a vehicle in the Mercedes line, we have not yet entered into any development services agreement with Daimler for such program and may never do so. Furthermore, while we have executed a supply and services agreement with Toyota related to the Toyota RAV4 EV program, there are no assurances that we will be able to secure future business with Daimler, Toyota or any of their affiliates.

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

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle (ZEV) credits to other automobile manufacturers, pursuant to certain state regulations. While we continue to sign agreements with automakers to sell ZEV and other regulatory credits, we may not be able to enter into new agreements to sell any additional credits related to the Model S or our other future vehicles, which would negatively impact our revenues and margin targets in the long term.

We are significantly dependent upon revenue generated from the sale of our electric vehicles, specifically the Tesla Roadster, in the near term, and our future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, and specifically the Model S.

We currently generate a significant percentage of our revenue from the sale of our Tesla Roadsters. We will end the production run of the Tesla Roadster at 2,500 vehicles in January 2012 and beyond that date, our sales of new Tesla Roadsters will be limited to any vehicles available from our remaining inventory.

Our second planned vehicle, our Model S, is not expected to be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to design future models of performance electric vehicles that will meet the expectations of our customers or that our future models, including the Model S, will become commercially viable. To the extent that we are not able to build the production Model S to the expectations created by the early prototypes and our anticipated specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling our electric vehicles.

We anticipate that we will experience a significant increase in losses and will experience a significant decrease in revenues prior to the launch of the Model S.

Prior to the launch of our Model S, we anticipate our revenues will decline significantly. We currently produce the Tesla Roadster gliders, which are partially assembled vehicles that do not contain our electric powertrain, with Lotus Cars Limited (Lotus) in Hethel, England. We currently intend to manufacture gliders with Lotus for our current generation Tesla Roadster until January 2012. We intend to use these gliders in the manufacturing of the Tesla Roadster to both fulfill orders placed in 2011 as well as new orders placed in 2012 until our supply of gliders is exhausted. As a result, we anticipate that we will generate limited revenue from selling electric vehicles in 2012 until the launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles. Furthermore, although we recently received a letter of intent from Daimler for a full powertrain program for a vehicle in the Mercedes line we do not have any agreement with Daimler for sales or services beyond 2011. In addition to the limited number of the Tesla Roadsters left for sale, we also expect powertrain component sales to decline until the start of production for the Toyota RAV4 EV program. The potential decrease in sales revenue prior to the launch of the Model S due to declines in both Roadster and powertrain component sales could materially and adversely affect our business, prospects, operating results and financial condition and our ability to fund operating losses could seriously constrain our growth.

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

Our production model for the Model S is based on many key assumptions, which may turn out to be incorrect, including:

•	that we will be able to complete changes to the late stage design of Model S in a timely manner that meets our targeted production date and allows for high quality manufacturing;

•

that we will be able to engage suppliers for all the necessary components on terms and conditions acceptable to us and that we will be able to obtain all components on a timely basis and in the necessary quantities and at acceptable prices;

•	that we will not experience any significant delays or disruptions in our supply chain;

•

that our internal crash testing and computer aided design process can accurately predict the performance of our vehicle for passing relevant safety standards and that we will be able to meet our safety goals without changing materials or designs in a way that would impact our anticipated start of production;

•

that we will be able to secure the funding necessary to build out and equip our manufacturing facility in Fremont, California (the Tesla Factory) in a timely manner, including meeting milestones and other conditions necessary to draw down funds under our loan facility with the United States Department of Energy (DOE);

•	that we will be able to develop and equip the Tesla Factory exceeding our projected costs and on our projected timeline;

•	that the equipment which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances;

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our planned manufacturing facilities and our business on our projected timeline;

•	that we will be able to attract, recruit, hire and train skilled employees, including employees on the production line, to operate the Tesla Factory; and

•	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process.

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

Any delay in the financing, design, manufacture and launch of the Model S, including in the build out of the Tesla Factory could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster. We initially announced that we would begin delivering the Tesla Roadster in June 2007, but due to various design and production delays, we did not physically deliver our first Tesla Roadster until February 2008, and we only achieved higher production of this vehicle in the fourth quarter of 2008. These delays resulted in additional costs and adverse publicity for our business.

We may experience similar delays in launching the Model S, and any such delays could be significant. In addition, final designs for the Model S and plans for the build out of the manufacturing facility are still in process, and various aspects of the Model S component procurement and manufacturing plans have not yet been determined. We continue to make adjustments to the design of the Model S to create the highest quality electric vehicle in the world. If we do not complete these late stage changes to the design of Model S however, and do not execute on the Model S manufacturing plans in a timely manner, we may be unable to meet our plan to deliver first customer vehicles no later than July 2012, our costs may rise and/or the Model S that we do produce may be lower in quality. Additionally, detailed testing of systems integration, performance and safety are ongoing and any negative results from such testing could cause production delays in the Model S, cost increases or lower quality Model S vehicles.

In addition, we are currently evaluating, qualifying and selecting certain remaining suppliers for the planned production of the Model S. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. Furthermore, even if we are able to engage needed suppliers, such suppliers may not be ready or able to supply us with needed Model S components in a timely manner or may be unable to provide us with the necessary level of quality components that we require.

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

We completed the purchase of our manufacturing facility in Fremont, California in October 2010 and selected it in part because it was recently used for automobile manufacturing, was located within 20 miles of our Palo Alto engineering facility, and we believe its size may allow us to adapt our internal manufacturing plans quickly. We expect that all these factors will support the timely start of production for the Model S. However, because we have only recently acquired this facility and have just begun to implement our manufacturing plans, including the purchasing and installment of needed tooling, we may experience unexpected delays in completing the build out of this facility for the production of our Model S.

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

We face significant barriers as we attempt to produce our first mass produced vehicle, our Model S. We currently have drivable prototypes of the Model S, but do not have a final full production intent prototype, a final design, a built-out manufacturing facility or manufacturing processes. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of only electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for fully electric vehicles. In addition, while we are designing the Model S to have the capability to rapidly swap out its battery pack, there are no specialized facilities today to perform such swapping. While we may offer this service in the future, no assurance can be provided that we will do so, or that any other third party will offer such services. Also, while we expect to be able to achieve a 300 mile range, our ability to do so will depend on the feasibility and availability of appropriate battery cell technologies and improvements that we are able to achieve in reducing energy consumption. We must successfully overcome these barriers as we move from producing the low volume Tesla Roadster to the Model S which we plan to produce at much higher volumes. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We have a history of losses and we expect significant increases in our costs and expenses to result in continuing losses for at least the foreseeable future.

We incurred a net loss of $65.1 million and $172.9 million for the three and nine months ended September 30, 2011, respectively. In addition, we have accumulated net losses of $587.9 million from our inception through September 30, 2011. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of the Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013, and may occur later. Even if we are able to successfully develop the Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as the Model S, which may not occur.

We expect the rate at which we will incur losses to increase significantly in future periods from current levels as we:

•	conclude Roadster sales;

•	complete the development services contract for the Toyota RAV4 EV program;

•	experience a drop in powertrain component sales until we commence powertrain component sales for the Toyota RAV4 EV in 2012;

•	design, develop and manufacture our Model S and our planned Model X crossover;

•	design, develop and manufacture components of our electric powertrain;

•	develop and equip the Tesla Factory to produce our Model S;

•	build up inventories of parts and components for our Model S;

•	develop and equip manufacturing facilities to produce our electric powertrain components;

•	open new Tesla stores;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities; and

•	increase our general and administrative functions to support our growing operations.

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

In addition, as of September 30, 2011, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Although we do not believe that either our IPO or subsequent follow-on offering or private placements constituted an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, subsequent follow-on offering, or private placements, utilization of these assets could be significantly reduced.

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

We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

The Tesla Roadster and our Model S each contain numerous purchased parts which we source globally from over 150 suppliers, many of whom are currently single source suppliers for these components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We refer to these component suppliers as our single source suppliers. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our single source suppliers.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single sourced components on a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our vehicles may be time consuming and costly.

In addition, Lotus is the only manufacturer for certain components, such as the chassis of our Tesla Roadster. We therefore refer to it as a sole source supplier. Replacing the components from Lotus that are sole sourced may require us to reengineer our vehicles, which would be time consuming and costly.

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for the Tesla Roadster and Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model S and we intend to establish dual suppliers and multiple manufacturing locations for some suppliers for several key components of the Model S, although we expect that most components for the Model S will be single sourced. We have in the past experienced source disruptions in our supply chains, which have caused delays in our production process and we may experience additional delays in the future with respect to the Tesla Roadster, the Model S and any other future vehicle we may produce.

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

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. For example, a change in our supplier for our carbon fiber body panels contributed to the delay in our ability to ramp our production of the Tesla Roadster. A failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our performance electric vehicles such as our Model S could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results. In addition, since we have no fixed pricing arrangements with any of our component suppliers other than Lotus, our component suppliers could increase their prices with little or no notice to us, which could harm our financial condition and operating results if we are unable to pass such price increases along to our customers.

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

•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;

•	an increase in the cost of raw materials, such as nickel and cobalt used in lithium-ion cells, or aluminum used in the body of the Model S; and

•	fluctuations in the value of the Japanese yen against the U.S. dollar.

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

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about overly quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. New standards must be proposed by mid-2012 for implementation within three years of the Act’s enactment date of January 3, 2011.

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

Our plan for manufacturing the Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of the Model S, including the planned build out and operation of a manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only through periodic draws through January 2013 as eligible costs are incurred. Through September 30, 2011, we have received loans under our DOE Loan Facility for an aggregate of $225.0 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon specified draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of the Model S and the Model S manufacturing facility. Additionally, the DOE Loan Facility requires us to comply with certain operating and financial covenants and places additional restrictions on our ability to operate our business. If we do not comply with such requirements of the DOE Loan Facility, such failure, if not waived by the DOE, could cause a default. In the event of a default, we would not be eligible to draw funds under the DOE Loan Facility and existing outstanding loan amounts would become due immediately.

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

We have opened Tesla stores in the United States, Europe and Japan, many of which have been open for less than one year. We have only limited experience distributing and selling our performance vehicles through our Tesla stores. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. In April 2011, we began the roll out of our new interactive store strategy. The concept and layout of these new stores, which are located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our new store strategy will be successful, if consumers will be willing to purchase vehicles in this manner or if these locations will be deemed to comply with applicable zoning restrictions as well as approval and acceptance from the specific high profile retail centers in which we seek to locate our stores. As a result, we may incur additional costs in order to improve or change our retail strategy.

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

We sell our vehicles from our Tesla stores as well as over the internet. We may not be able to sell our vehicles through this sales model in each state in the United States as many states have laws that may be interpreted to prohibit internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. For example, the state of Kansas provides that a manufacturer cannot deliver a vehicle to a Kansas resident except through a dealer licensed to do business in the state of Kansas, which may be interpreted to require us to open a store in the state of Kansas in order to sell vehicles to Kansas residents. In some states where we have opened a gallery, which is a location where potential customers can view our vehicles but is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. For example, the state of Colorado required us to obtain dealer and manufacturer licenses in the state in order to operate our gallery in Colorado. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

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

As of September 30, 2011, we had unfilled reservations for approximately 6,500 Model S sedans, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. Historically, all of our reservations have been refundable and we have had a significant number of customers who submitted reservations for the Tesla Roadster cancel those reservations and we have refunded their deposits.

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

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the EPA’s combined city and highway testing cycles. The EPA recently established new requirements for the fuel economy stickers that appear on new cars offered for sale (i.e., the Monroney label). In addition to the new labels and as part of that final rule published on July 6, 2011, EPA has also modified its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. While we intend to demonstrate to the EPA that a more appropriate derating factor applies to our vehicles, there is no guarantee that the EPA would approve such a factor. These new requirements apply to all model year 2013 and later vehicles. Following EPA’s announcement, the FTC also issued an Advanced Notice of Proposed Rulemaking seeking comment from interested stakeholders as to whether that Federal Agency should adopt procedures similar to EPA’s under its labeling requirements. In the meantime, the FTC has also published an Enforcement Policy noticing that the FTC would forebear enforcement against any vehicle manufacturer that utilized labels meeting the new EPA requirements versus the existing FTC requirements. This indicates FTC’s inclination to move towards harmonization of their labeling requirements with EPA’s new requirements. If the FTC continues in this direction, this could impair our ability to deliver the Model S with the initially advertised range, which could result in the cancellation of reservations that have been placed for the Model S. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. As of September 30, 2011, we had $278.4 million in cash and cash equivalents and short-term marketable securities, which excludes the $55.3 million in restricted cash we have remaining in the dedicated account under the provisions of our DOE Loan Facility. We expect that our current sources of liquidity, including cash and cash equivalents, short-term marketable securities, cash held in our DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities and the proceeds of our recent public offering and the concurrent private placements that we completed in June 2011, will be sufficient to develop the Model S and Model X based on our current plans. However, if there are delays in the launch of the Model S or Model X, if we are unable to draw down the anticipated funds under the DOE Loan Facility for any reason, including our failure to meet operating or financial covenants, or if the costs in building our Model S, Model X and powertrain manufacturing facilities exceed our expectations or if we incur any significant unplanned expenses or embark on new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce the Model S and Model X. In particular, we have not yet begun to accept customer reservation payments on our Model X crossover, can provide no assurance that customers will be willing to make such payments and accordingly may be reliant on other financing sources to fund the development of this vehicle. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

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

We plan to service our performance electric vehicles through our company-owned Tesla stores and through our mobile service technicians known as the Tesla Rangers. Most of our Tesla stores are equipped to actively service our performance electric vehicles. However, certain stores have been open for less than one year, and to date we have only limited experience servicing our performance vehicles through our Tesla stores. Going forward, we intend to build separate sales and service locations in several markets, but to date have limited experience with separate sales and service locations within a geographic market. We will need to open additional Tesla stores with service capabilities and standalone service locations, as well as hire and train significant numbers of new employees to staff these centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Tesla Roadster and Model S and future planned electric vehicles, including the Model X, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. In addition, we expect that our ability to develop, maintain and strengthen the Tesla brand will also depend heavily on the success of our marketing efforts. To date, we have limited experience with marketing activities as we have relied primarily on the internet, word of mouth and attendance at industry trade shows to promote our brand. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in Detroit, Japan and the European Union, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. As September 30, 2011, we had accepted reservations for approximately 6,500 Model S sedans. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, or if the final production version of the Model S is not sufficiently similar to the drivable design prototype, we may not be able to retain our current customers or attract new customers, investors may lose confidence in us, and our business and prospects, operating results and financial condition may suffer as a result. In addition, because our performance electric vehicles to date have been sold largely through word of mouth marketing efforts, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers, and use more traditional advertising techniques. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date, we have limited experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. For example, a significant number of our stores have been open for less than one year and a portion of our sales team come from backgrounds other than automotive. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

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

We have not yet commenced production of our Model S sedan which we currently plan for mid-2012. For customers interested in reserving the Model S, we require an initial refundable reservation payment of at least $5,000. As of September 30, 2011, we had collected reservation payments for Model S sedans in an aggregate amount of $62.1 million. At this time, we do not plan to hold reservation payments separately or in an escrow or trust fund or pay any interest on reservation payments except to the extent applicable state laws require us to do so. We generally use these funds for working capital and other general corporate purposes.

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

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores in major metropolitan areas throughout the United States, Europe and Japan. We plan to open additional stores, with a goal of establishing approximately 50 stores globally within the next several years in connection with the Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles.

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

We offer a leasing alternative to customers, which exposes us to risks commonly associated with the prolonged ownership of vehicles and the extension of consumer credit.

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three and nine months ended September 30, 2011 was denominated in foreign currencies, principally the British pound. This is primarily due to the contract with Lotus in the United Kingdom to assemble the Tesla Roadster vehicles and gliders. If the value of the U.S. dollar depreciates significantly against the British pound, our costs as measured in U.S. dollars will correspondingly increase. Similarly, a weakening of the U.S. dollar against the yen could cause our Asian suppliers to significantly raise their prices. However, we do not currently have sufficient revenues denominated in these currencies to fully offset the impact of such cost increases. As a result, our operating results could be adversely affected. Conversely, we have greater revenues than costs denominated in other currencies, principally the euro. In this case, a strengthening of the dollar against the euro from current levels would tend to reduce our revenues as measured in U.S. dollars.

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

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance electric vehicles specifically. For example, in December 2009, we finalized an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority that will result in an exemption from California state sales and use taxes for up to $320 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $31 million over a three year period starting in December 2009. This exemption is only available for equipment that would otherwise be subject to California sales and use taxes and that would be used only for the following three purposes: to establish our production facility for the Model S sedan, to upgrade our Palo Alto powertrain production facility, and to expand our current Tesla Roadster assembly operations at our Menlo Park facility. If we fail to meet these conditions, we would be unable to take full advantage of this tax incentive and our financial position could be harmed. Moreover, events outside of Tesla’s control can impact this program. California is currently re-examining this program and if it were to implement changes that limit the available tax incentives, Tesla’s ability to continue realization of tax savings would be adversely impacted.

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, our competitors have more experience and greater resources in working with legislators than we do, and so there is no guarantee that our vehicles would be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California recently renewed a rebate program for the purchase of qualified alternative technology vehicles, but reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including the Tesla Roadster and Model S. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster and our Model S, could be adversely affected. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States and the European Union. This provides us with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in each of the United States and the European Union, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense. We do not anticipate that we will be able to take advantage of these exemptions with respect to the Model S which we plan to produce at significantly higher volumes than the Tesla Roadster.

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

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota and its affiliates are currently the only customers of our electric powertrain sales and development services. In May 2009, we formalized a development agreement with Daimler as a result of which we performed specified research and development services. In addition, we have been selected by Daimler to supply it with up to 2,100 battery packs and chargers to support a trial of the Smart fortwo electric drive. We began shipping the first of these battery packs and chargers in November 2009. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011 and we entered into a formal agreement for this arrangement in May 2010. While we recently received a letter of intent from Daimler for a full powertrain program for a vehicle in the Mercedes line, there is no guarantee that we will be able to secure future business with Daimler or its affiliates as it has indicated its intent to produce all of its lithium-ion batteries by 2012 as part of a joint venture with Deutsche Accumotive GmbH & Co. KG and has announced it has entered into a joint venture with BYD Auto to collaborate on the development of an electric car under a jointly owned new brand for the Chinese market. If Daimler goes through with its production plans with Deutsche Accumotive GmbH & Co. KG, we will lose this portion of our powertrain sales. Even if we can attract and retain powertrain customers, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

Our relationship with Daimler is subject to various risks which could adversely affect our business and future prospects.

Daimler is purchasing components of our electric powertrain to support a trial of the Smart fortwo electric drive and a pilot fleet of its A-Class electric vehicles in Europe. However, our relationship with Daimler poses various risks to us including:

•	potential loss of access to parts that Daimler is providing for the Model S; and

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the planned establishment of our Model S manufacturing facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2011, we have accrued $5.3 million related to these environmental liabilities.

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

The battery pack in the Tesla Roadster makes use of lithium-ion cells. We also currently intend to make use of lithium-ion cells in the battery pack for the Model S and any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. The events have also raised questions about the suitability of these lithium-ion cells for automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed our battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells and we are not aware of any such incident in our customers’ vehicles. We have tested the batteries and subjected them to damaging treatments such as baking, overcharging, crushing or puncturing to assess our battery pack’s response to deliberate and sometimes destructive abuse. However, we have delivered only a limited number of Tesla Roadsters to customers and have limited field experience with our vehicles, especially Model S. Accordingly, there can be no assurance that a field failure of our battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits.

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

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of September 30, 2011, we had warranty reserves of $6.4 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

As of September 30, 2011, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 49.3% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 28.9% of our outstanding shares of common stock as of September 30, 2011. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17.00 per share at the IPO, our common stock has experienced an intra-day trading high of $36.42 per share and a low of $14.98 per share through September 30, 2011.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. Stockholders owning a majority of our total outstanding shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, we have registered shares previously issued or reserved for future issuance under our equity compensation plans and agreements, a portion of which are related to outstanding option awards. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

Use of Proceeds

Our initial public offering (IPO) of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) which was declared effective by the Securities and Exchange Commission on June 28, 2010, which registered an aggregate of 15,295,000 shares of our common stock, including 1,995,000 shares that the underwriters had the option to purchase. On July 2, 2010, we sold 11,880,600 shares on for gross proceeds of $202.0 million. We paid the underwriters underwriting discounts and commissions of $13.1 million and incurred additional offering costs of approximately $4.4 million. After deducting the underwriting discounts and commissions and the offering costs, we received net proceeds of approximately $184.5 million. There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through September 30, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and other operating expenses.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: Novmber 14, 2011	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010

4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.2E	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-174466	4.2E	June 2, 2011

4.2F	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	June 1, 2011

4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333- 164593	4.3	May 27, 2010

4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333- 164593	4.3A	May 27, 2010

4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333- 164593	4.4	May 27, 2010

4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333- 164593	4.5	May 27, 2010

4.6	Form of Warrant to Purchase Shares of Common Stock dated as of May 20, 2010	S-1/A	333- 164593	4.6	May 27, 2010

4.7	Common Stock Purchase Agreement, dated as of May 20, 2010, between the Registrant and Toyota Motor Corporation	S-1/A	333- 164593	4.7	May 27, 2010

10.1†	Supply and Services Agreement between Toyota Motor Engineering & Manufacturing North America, Inc. and the Registrant dated as of July 15, 2011					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Furnished herewith
†	Confidential treatment has been requested for portions of this exhibit