Form 10-K
period 2011-12-31
TESLA MOTORS INC
filed 2012-02-27
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2011, the last day of registrant’s most recently completed second fiscal quarter, was $1,854,208,453 (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2011). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2012, there were 104,604,044 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

TESLA MOTORS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

Forward-Looking Statements

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

We are the first company to commercially produce a federally-compliant electric vehicle, the Tesla Roadster, which achieves a market-leading range on a single charge combined with attractive design, driving performance and zero tailpipe emissions. Our Tesla Roadster offers impressive acceleration and performance without producing any tailpipe emissions. The Tesla Roadster’s proprietary electric vehicle powertrain system is the foundation of our business and, with design enhancements, will also form the basis for our Model S sedan, our Model X crossover, as well as future vehicles.

Model S is in an advanced stage of development and is currently scheduled to commence customer deliveries by July 2012. We expect that Model S will be manufactured with an adaptable platform architecture upon which other future vehicles, including our Model X crossover, will be based. We revealed a prototype of the Model X crossover in February 2012. We plan to start Model X production in late 2013 and ramp up to significant customer deliveries in early 2014. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system.

In addition to developing our own vehicles, we provide services for the development of electric powertrain components and sell electric powertrain components to other automotive manufacturers. We have provided development services and powertrain components to Daimler AG (Daimler) for its Smart fortwo and A-Class electric vehicles. We recently announced the receipt of an initial purchase order for the development of a full powertrain system for an additional Mercedes Benz vehicle from Daimler. We also have almost completed a development services program to produce a full electric powertrain system for Toyota Motor Corporation (Toyota) for use in its RAV4 EV. We anticipate beginning to ship these systems to Toyota during the first half of 2012 under our supply and services agreement.

The commercial production of a highway capable, fully electric vehicle that meets consumers’ range and performance expectations requires substantial design, engineering, and integration work on almost every system of our vehicles. Our roots in Silicon Valley have enabled us to recruit engineers with strong skills in electrical engineering, power electronics and software engineering. We have complemented this talent base with automotive engineers with substantial expertise in vehicle engineering and manufacturing. Our ability to combine expertise in electric powertrain and vehicle engineering provides a broad capability in electric vehicle design and systems integration. We believe these capabilities, coupled with our focus solely on electric vehicle technology as well as our strong inhouse engineering and manufacturing capacity, will enable us to sustain the electric vehicle industry leadership we created through the production of the Tesla Roadster.

We sell and service our Tesla Roadster though our company-owned sales and service network in the North America, Europe and Asia. Our intent is to offer a compelling customer experience while gathering rapid customer feedback and achieving operating efficiencies, better control over the costs of inventory, warranty service, pricing, and the development of the Tesla brand. Our Tesla stores do not carry large vehicle inventories and, as a result, do not require corresponding large floor spaces. We believe the benefits we receive from distribution ownership, combined with our product design based on modularity and common platforms, will enable us to improve the speed of product development and improve the capital efficiency of our business. We believe that this approach provides us with a competitive advantage as compared to incumbent automobile manufacturers.

Our first vehicle, the Tesla Roadster, can accelerate from zero to 60 miles per hour in 3.9 seconds and has a maximum speed of approximately 120 miles per hour. The Roadster Sport version can accelerate from zero to 60 miles per hour in 3.7 seconds. The Tesla Roadster has a range of 245 miles on a single charge, as determined using the United States Environmental Protection Agency’s (EPA’s), combined two-cycle city/highway test. The Tesla Roadster has a range that is almost double that of any other commercially released electric vehicle and reportedly set a new world distance record of 313 miles on a single charge for a production electric car in a rally across Australia as part of the 2009 Global Green Challenge. As of December 31, 2011, we had delivered approximately 2,150 Tesla Roadsters to customers in over 31 countries, almost all of which were sold in North America and Europe. We concluded the production run of the Tesla Roadster in January 2012. We are selling our remaining Tesla Roadsters primarily in Europe and Asia during 2012 until our inventory is depleted. To date, our customers have driven the Tesla Roadster for an estimated aggregate of almost 20 million miles.

We announced our second electric vehicle, Model S, with the public exhibition of a drivable early prototype in March 2009. In October 2011 we invited over three thousand customers and other stakeholders to see and ride in the beta prototypes of Model S at our manufacturing facility in Fremont, California, the Tesla Factory. We have completed the construction of several drivable Model S alpha and beta prototypes, which are currently undergoing detailed testing. We currently plan to begin customer deliveries of Model S by July 2012.

Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. As a fully electric vehicle, Model S will produce zero tailpipe emissions while accelerating from zero to 60 miles per hour in a targeted time of as low as 4.4 seconds in its performance version. The base Model S will have an effective base price of $49,900 in the United States with the 40 kilowatt-hour (kWh) battery pack option, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Even without the tax credit, we believe the base list price will be competitive from a pricing perspective with other premium vehicles. We believe that Model S will demonstrate our ability to produce increasingly affordable electric vehicles that offer long-range capabilities and uncompromised performance, energy efficiency, convenience and design.

We plan to offer Model S with a variety of battery pack options—40 kWh, 60 kWh and 85 kWh—which we estimate will offer a range on a single charge of 160 miles, 230 miles, and 300 miles, respectively, while traveling at a steady speed of 55 miles per hour. The EPA’s new fuel economy requirements will require us to label Model S utilizing new and different energy efficiency testing methodologies. These methodologies differ from the one we have used to estimate the range of the vehicles at a steady speed of 55 miles per hour and could reduce the range reported on the required labeling of our vehicles by up to 30% as compared to our current estimates.

We are designing Model S for a significantly broader customer base than the Tesla Roadster. Accordingly, we currently intend to target an annual production rate of approximately 20,000 cars per year beginning in 2013 from our Tesla Factory. We currently plan to commence deliveries by July 2012 and to deliver approximately 5,000 Model S sedans in 2012. As of December 31, 2011, we had received over 8,000 customer reservations with a minimum refundable payment of $5,000.

We have nearly completed the Tesla Factory, our integrated electric vehicle manufacturing facility in Fremont, California for the manufacture of Model S and its components. In October 2010, we completed the purchase of this facility from New United Motor Manufacturing, Inc. (NUMMI). We intend to use the facility for the production of our Model S vehicle, Model X crossover, and to build our future electric vehicles. We have entered into a loan agreement with the United States Federal Financing Bank and United States Department of Energy (DOE Loan Facility), to arrange loans for up to $465.0 million, $363.9 million of which is intended for the continued development of Model S and the build out of the Tesla Factory.

The electric powertrain we developed for the Tesla Roadster has provided the foundational technology for our Model S, our Model X crossover and our future vehicles, and for electric powertrain components and systems that we are selling to Daimler and its affiliates and that we intend to sell to Toyota. Our electric powertrain consists of the following components: our modular battery pack, our power electronics, gearbox, our motor and control and integration software which enables the components to operate as a system. We sell certain of these components to Daimler and intend to sell these systems to Toyota, and have secured $101.2 million of an aggregate $465.0 million from our DOE Loan Facility to fund the infrastructure for these powertrain activities. We believe that our efforts in our powertrain development will enable us to advance our technology and rapidly and cost effectively develop vehicles.

Our battery pack and electric powertrain system has enabled us to deliver market-leading range capability on our vehicles at what we believe is a compelling battery cost per kilowatt-hour. The battery pack of the Tesla Roadster uses commercially available lithium-ion battery cells and contains 53 kilowatt-hours of usable energy, almost double the energy of any other commercially available electric vehicle battery pack, thereby significantly increasing its range capability. Designing an electric powertrain and a vehicle to exploit its energy efficiency has required extensive safety testing and innovation in battery packs, motors, powertrain systems and vehicle engineering. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. These technology innovations have resulted in an extensive intellectual property portfolio—as of December 31, 2011, we had 59 issued patents and more than 230 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas.

We are designing our vehicles to enable the cost effective development of our future vehicles. For example, we are designing a common platform architecture for Model S, which compactly positions the battery pack, motor and other elements of our powertrain within the frame of the vehicle. We believe this architecture will form the basis of several future vehicles, including our planned Model X crossover, and enable us to efficiently and cost effectively launch these new vehicle models in the future.

Our design and vehicle engineering capabilities, combined with the technical advancements of our powertrain system, have enabled us to design and develop zero tailpipe emission vehicles that we believe overcome the design, styling, and performance issues that we believe have historically limited broad consumer adoption of electric vehicles. As a result, we believe our Tesla Roadster customers enjoy, and Model S customers will enjoy, several benefits, including:

•

Long Range and Recharging Flexibility. The range of the Tesla Roadster is almost double the range of any other commercially available electric vehicle. We are designing Model S to offer an even greater range option. In addition, the Tesla Roadster incorporates our proprietary on-board charging system, permitting recharging from almost any available electrical outlet, and we are designing certain battery pack versions of Model S to offer fast charging capability from our planned SuperCharger network. We believe the long-range and charging flexibility of our vehicles will help reduce consumer anxiety over range, alleviate the need for expensive, large-scale charging infrastructure, and differentiate our vehicles as compared to our competitors’ currently announced electric vehicle product offerings.

•

Energy Efficiency and Cost of Ownership. We believe our Tesla Roadster offers and our Model S will offer consumers an attractive cost of ownership when compared to similar internal combustion engine or hybrid electric vehicles. Using only a single electric powertrain enables us to create a lighter, more energy efficient vehicle that is mechanically simpler than currently available hybrid or internal combustion engine vehicles. We also expect our electric vehicles will have lower relative maintenance costs than hybrid, plug-in hybrid, or internal combustion engine vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves. Additionally, government incentives that are currently available can reduce the cost of ownership even further.

•

High-Performance Without Compromised Design or Functionality. We believe we have been able to successfully overcome the design and performance tradeoff issues that encumbered most early electric vehicle designs. We believe the Tesla Roadster delivers an unparalleled driving experience with instantaneous and sustained acceleration through an extended range of speed. In addition, our Model S is being designed to seat five adults, provide best in class storage in the trunk and hood while offering design and performance comparable to, or better than, other premium sedans.

Our Vehicles and Products

We currently design, manufacture and sell fully electric vehicles and electric powertrain components.

The Tesla Roadster

Our first vehicle, the Tesla Roadster, is the first high-performance electric sports car. The two-seat, convertible Tesla Roadster has a combination of range, style, performance and energy efficiency that we believe is unmatched in the market today. It can accelerate from zero to 60 miles per hour in 3.9 seconds and has a maximum speed of approximately 120 miles per hour. The Tesla Roadster also has a range of 245 miles on a single charge, as determined using the United States EPA’s, combined two-cycle city/highway test. This range is almost double that of any other commercially released electric vehicle.

As of December 31, 2011, we had delivered approximately 2,150 Tesla Roadsters to customers in over 31 countries, almost all of which were sold to customers in North America and Europe. The Tesla Roadster complies with, or is exempt from, all applicable vehicle safety standards in the United States, the European Union as well as select other countries. To date, our customers have driven the Tesla Roadster for an estimated aggregate of almost 20 million miles. We concluded the production run of the Tesla Roadster in January 2012. We are selling our remaining Tesla Roadsters primarily in Europe and Asia during 2012 until our inventory is depleted.

The cumulative capital expenditures and research and development costs for the Tesla Roadster from our inception to the date we delivered our first Tesla Roadster was approximately $125 million.

We have continued to rapidly develop the Tesla Roadster since its introduction. In June 2009, nine months after its commercial introduction, we launched the Tesla Roadster 2, as well as a high-performance variant, the Tesla Roadster Sport. We delivered our first right-hand drive model of the Tesla Roadster in January 2010 and have since delivered right-hand drive Roadsters into key markets such as the United Kingdom, Japan, Hong Kong, and Australia. In July 2010, we released the Roadster 2.5, an upgraded version of Roadster 2.

Model S

Our second vehicle, Model S, is currently expected to begin customer deliveries by July of 2012 and we currently plan to deliver approximately 5,000 Model S sedans in 2012. We are leveraging technologies within the electric powertrain of the Tesla Roadster to create a four-door, five-adult-passenger sedan that produces zero tailpipe emissions while accelerating from zero to 60 miles per hour in a targeted time of as low as 4.4 seconds in its performance version. Model S acceleration from zero to 60 miles per hour is targeted at 6.5 seconds, 5.9 seconds and 5.6 seconds for the 40 kWh, 60 kWh and 85 kWh battery pack options, respectively. We have designed Model S to include a third row with two rear-facing child seats, subject to applicable safety regulations and requirements, allowing us to offer a seven passenger sedan. The drivable early prototype of Model S was exhibited to the public in March 2009 and as of December 31, 2011, we had received over 8,000 customer reservations with a minimum refundable payment of $5,000.

We plan to offer Model S with a variety of battery pack options—40 kWh, 60 kWh and 85 kWh—which we estimate will offer a range on a single charge of 160 miles, 230 miles, and 300 miles, respectively, while traveling at a steady speed of 55 miles per hour. We expect that these options will allow customers to purchase an electric vehicle that best matches their personal driving needs. The EPA’s new fuel economy requirements will require us to label Model S utilizing new and different energy efficiency testing methodologies. These methodologies differ from the one we have used to estimate the range of the vehicles at a steady speed of 55 miles per hour and could reduce the range reported on the required labeling of our vehicles by up to 30% as compared to our current estimates.

To complement its range capabilities, we also are offering Model S with a package of recharging options. We are offering the capability to fast charge Model S vehicles equipped with either the 60 kWh or 85 kWh battery packs at one of Tesla’s SuperCharger facilities, which we plan to start installing at selected locations in the United States in 2012. We anticipate that the fast charge capability will allow Model S owners to replenish 50% of the battery pack in about 30 minutes. This feature would offer these drivers a rapid and convenient way to recharge their vehicles. In addition, we are designing Model S to incorporate a modular battery pack in the floor of the vehicle, enabling it to be rapidly swapped out at a specialized commercial battery exchange facility that we anticipate may be available in the future.

We are designing Model S to offer a compelling combination of functionality, convenience and styling without compromising performance and energy efficiency. With the battery pack in the floor of the vehicle and the motor and gearbox in line with the rear axle, we have designed Model S to provide best in class storage space of 36.8 cubic feet, including storage under both the tailgate and the hood. By way of comparison, this storage space exceeds the approximately 14 cubic feet of storage available in the 2009 BMW 5 Series sedan and the approximately 21 cubic feet of storage available in the 2009 Lincoln Town Car. We are also planning to equip Model S with premium luxury features, including a 17 inch touch screen driver interface, advanced wireless connectivity, such as 3G connectivity, and driver customization of the infotainment and climate control systems of the vehicle. We are designing Model S with the intent to achieve a five star safety rating. We believe the intended combination of performance, styling, convenience and energy efficiency of Model S will help position it as a compelling alternative to other vehicles in the luxury and performance segments.

We have announced that the 45 kWh, 60 kWh and 85 kWh battery pack options of Model S will have an effective base price of $49,900, $59,900, and $69,900, respectively, in the United States, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Even without the tax credit, we believe the base list price will be competitive with other premium vehicles. We have also announced a performance version of Model S. Equipped with the 85 kWh battery pack and a high performance drive inverter, we anticipate that the Model S performance version will accelerate from zero to 60 miles per hour in 4.4 seconds. The effective base price of the Model S performance version is $84,900.

We anticipate that the initial units of Model S will be introduced with a Signature Series which will have an 85 kWh battery pack and include certain colors and interior options, some of which may not be available in the general production of Model S. We also offer the Signature Series with a performance version. The effective base price of the Signature Series is $87,900 and the effective base price of the Signature Series performance version is $97,900.

We are designing Model S to provide a lower cost of ownership as compared to other vehicles in its class. We consider the purchase price, cost of fuel and the cost of maintenance over a six year ownership period in this calculation. We assume comparable residual values, warranties, insurance costs and promotions and assume that currently available consumer incentives are still available at the time of a Model S purchase. In addition to the competitive pricing of Model S relative to other premium vehicles, we estimate that customers of electric vehicles will enjoy lower fuel costs. For example, assuming an average of 12,000 miles driven per year, an average electricity cost of 11.0 cents per kilowatt-hour and an average gasoline price of $3.38 per gallon over the full ownership of the vehicle which were the average electricity cost and gasoline price in the United States, respectively, for January 2012, and based on our estimate of the energy efficiency of Model S, we estimate that our Model S could have approximately $1,900 per year less in fuel costs than a comparable premium internal combustion engine sedan. Furthermore, we expect Model S will have lower maintenance costs than comparable premium internal combustion engine sedans due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves.

Model X and Future Vehicle Roadmap

We expect that Model S will be manufactured with an adaptable platform architecture and common electric powertrain so that we can use the platform of Model S to create future electric vehicle models. In particular, by designing our electric powertrain within the chassis to accommodate different vehicle body styles, we believe that we can save significant time in future vehicle development. In addition, we believe our strategy of using commercially available battery cells will enable us to leverage improvements in cell chemistries and rapidly introduce planned vehicles with different range options. However, we may make changes to the design of Model S, including changes that may make it more difficult to use the Model S platform for future vehicles.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system. We currently plan to start production of Model X in the fourth quarter of 2013 and ramp up to significant customer deliveries in early 2014. We anticipate that we will make Model X available with 60kWh and 85 kWh battery pack options, with pricing of each version similar to those of a comparably equipped Model S. We currently intend to target an annual production rate of approximately 10,000 -15,000 cars per year from our Tesla Factory.

We have also publicly announced our intent to develop a third generation electric vehicle to be produced at the Tesla Factory. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. We expect that this vehicle will be produced a few years after the introduction of the Model X crossover.

Powertrain Development and Sales

In addition to our own vehicles, we also design, develop, manufacture and sell advanced electric vehicle powertrain components.

In May 2009, we entered into a development agreement with Daimler under which we performed specified research and development services for the development of a battery pack and charger for Daimler’s Smart fortwo electric drive. All development work related to the development agreement had been completed as of December 31, 2009. Through December 2011, we had sold over 2,100 battery packs and chargers for the Smart fortwo electric drive program.

In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. A formal agreement for this arrangement was entered into with Daimler in May 2010. In October 2010, we completed the development of the A-Class battery pack and charger and began shipping production components for a demonstration fleet in February 2011. Through December 2011, we had sold over 500 battery packs and chargers for the A-Class EV program.

In the first quarter of 2010, we completed the development and sale of modular battery packs for electric delivery vans for Freightliner Custom Chassis Corporation (Freightliner), an affiliate of Daimler. Freightliner plans to use these electric vans in a limited number of customer trials.

In May 2010, we and Toyota announced our intention to cooperate on the development of electric vehicles, and for us to receive Toyota’s support with sourcing parts and production and engineering expertise for Model S. In July 2010, we entered into an early phase agreement to develop an electric powertrain for the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes would be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We began developing and delivering prototypes to Toyota for evaluation in September 2010. In October 2010, we entered into a contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to our agreements, Toyota would pay us up to $69 million for the anticipated development services to be provided by us over the expected term of our performance. We expect to complete all of the development services for the RAV4 EV in the first quarter of 2012.

Additionally, in July 2011, we entered into an agreement to supply Toyota with an electric powertrain system for the RAV4 EV. We plan to begin delivery of these systems to Toyota for installation into the Toyota RAV4 EV in the first half of 2012. Our production activities under this program are expected to continue through 2014

In February 2012, we received an initial purchase order for the development of a full electric powertrain system for an additional Mercedes vehicle from Daimler. We are negotiating the agreement for production parts for this project; however, no agreement has yet been executed and there are no assurances that we will be able to enter into any such agreement.

We are continuing to develop our electric powertrain component and systems activities and have secured a $101.2 million loan under our DOE Loan Facility for the expansion of our engineering and production capability for these activities in our Palo Alto facility. This facility, which also serves as our corporate headquarters, houses our research and development services, including cell and component testing and prototyping, as well as manufacturing of powertrain components for sales to third parties.

Technology

We believe the core competencies of our company are powertrain and vehicle engineering. Our core intellectual property is contained within our electric powertrain. Our electric powertrain consists of the following: battery pack, power electronics, motor, gearbox and the control software which enables the components to operate as a system. We designed each of these major elements for our Tesla Roadster and plan to use much of this technology in Model S, Model X, our future electric vehicles and powertrain components that we build for other manufacturers. Our powertrain and battery pack have a modular design, enabling future generations of electric vehicles to incorporate a significant amount of this technology. Further, our powertrain is very compact and contains far fewer moving parts than the internal combustion powertrain. These features enable us to adapt it for a variety of applications, including our future vehicles and any powertrain components we build for other manufacturers.

Battery Pack

We design our battery packs to safely store significant amounts of energy and to have long lives. For example, we have designed our Tesla Roadster battery packs to store 53 kilowatt hours of useful energy and to have a life of over 100,000 miles or seven years. In addition, we have designed our battery packs to be modular so that we can leverage technology developments across our different vehicles and products. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, robotic manufacturing processes, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. We have significant experience and expertise in the safety and management systems needed to work with lithium-ion cells in the demanding automotive environment. We believe these advancements have enabled us to produce a battery pack at a low cost per kilowatt-hour.

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

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. A customer’s use of their Tesla vehicle as well as the frequency with which they charge the battery of their Tesla vehicle can result in additional deterioration of the battery’s ability to hold a charge. For example, we currently expect that the Tesla Roadster battery pack will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range. In addition, based on internal testing, we estimate that our Tesla Roadster would have a 5-10% reduction in range when operated in -20°C temperatures.

To date, we have tested hundreds of battery cells of different chemistries, form factors and designs. Based on this evaluation, we are presently using lithium-ion battery cells based on the 18650 form factor in all of our battery packs. These battery cells are commercially available in large quantities. We currently intend to use the same battery cell form factor in Model S and Model X. We recently entered into a supply agreement with Panasonic Corporation (Panasonic) for the use of Panasonic’s battery cells in Model S. We expect these battery cells to exhibit better performance and longer lifetimes than the battery cells used in the Tesla Roadster.

Power Electronics

The power electronics in our electric powertrain govern the flow of electrical current throughout the car, primarily the current that flows into and out of the battery pack. The power electronics has two primary functions, the control of torque generation in the motor while driving and the control of energy delivery back into the battery pack while charging.

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

The second function, charging the battery pack, is accomplished by the charger, which converts alternating current (usually from a wall outlet or other electricity source) into direct current which can be accepted by the battery. The charger enables us to use any available source of power to charge our vehicle. Our vehicles can recharge on any electrical outlet from a common outlet of 15 amps and 120 volts all the way up to a high power outlet of 70 amps and 240 volts, which provides faster recharging.

Since the charger system is built into our vehicles, it is possible to charge our vehicles using a variety of power outlets. For example, charging the Tesla Roadster battery pack to full capacity will take approximately 7 hours using a 240 volt, 40 amp outlet that is widely available in many homes in the United States for electric appliances. A high power connection capable of 240 volts and 70 amps reduces this charging time to about 4.5 hours. Such a connection can be installed in many homes with the assistance of a qualified electrician. For additional flexibility, the Tesla Roadster battery pack can also be charged with a 120 volt, 15 amp connection.

Using this lower power output, the Tesla Roadster battery pack can be charged to full capacity in about 42 hours. This flexibility in charging provides customers with additional mobility, while also allowing them to conveniently charge the vehicle overnight at home.

We offer a high-voltage fast charge option for Model S with the 60 kWh and 85 kWh battery pack options that will enable the vehicle to charge from Tesla’s SuperCharger network that we anticipate may be available in the future.

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

Gearbox

We have designed custom, single speed gearboxes that are manufactured in-house for the Tesla Roadster and Model S. These gearboxes combine low mass with high efficiency and can match both the speed and torque capabilities of our AC induction motors. In comparison to a gasoline-powered vehicle, the elimination of gear changes contributes to the rapid acceleration characteristics of our vehicles.

Control Software

The performance and safety systems of our vehicles and their battery packs require sophisticated control software. There are numerous processors in our vehicles to control these functions, and we write custom firmware for many of these processors. The flow of electricity between the battery pack and the motor must be tightly controlled in order to deliver the performance and behavior expected in the vehicle. For example, software algorithms enable the vehicle to mimic the “creep” feeling which drivers expect from an internal combustion engine vehicle without having to apply pressure on the accelerator. Similar algorithms control traction, vehicle stability and the sustained acceleration and regenerative braking of the vehicle. Drivers use the information systems in our vehicles to optimize performance and charging modes and times. Software also is used extensively to monitor the charge state of each of the cells of the battery pack and to manage all of its safety systems. In addition to the vehicle control software, we are also developing software for the infotainment system of Model S.

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

Additionally, our team has expertise in lightweight materials, a very important characteristic for electric vehicles given the impact of mass on range. The Tesla Roadster is built with an internally-designed carbon fiber body which provides a balance of strength and mass. We intend to build Model S with a lightweight aluminum body and have been designing the body and chassis with a variety of materials and production methods that will help optimize the weight of the vehicle. We are developing an integrated electric vehicle manufacturing facility in Fremont, California, the Tesla Factory, to assemble vehicles and manufacture components that are critical to our intellectual property and quality of Model S. Our engineering and manufacturing teams are working alongside one another in an effort to accelerate the Model S development. We believe the co-location of our engineering and manufacturing teams will help accelerate the development of new products and allow for faster introduction of product changes.

Sales and Marketing

Company-Owned Sales

We market and sell cars directly to consumers. Until we opened our first store in Los Angeles, California in May 2008, all of our sales of the Tesla Roadster were conducted via the phone and internet, or in-person at our headquarters and corporate events. Increasingly, sales are being made through our network of Tesla stores. Our Tesla stores are highly visible, premium outlets in major metropolitan markets some of which combine retail sales and service. We intend to build separate sales and service locations in several markets. In April 2011, we opened our store at Santana Row in San Jose, California. The opening of our Santana Row store launched what we believe to be a new retail experience designed to engage and inform potential customers about electric vehicles in general and the advantages of the Tesla experience in particular. We have opened five other locations modeled on this concept to complement a network of 20 sales and service locations in North America, Europe and Asia. We plan to open additional stores and service centers during 2012, with a goal of establishing approximately 50 stores and additional service centers globally within the next several years in connection with our Model S rollout.

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

Reservations

We typically carry very limited inventory of our vehicles at our Tesla stores. While some customers purchase their vehicles from this inventory, most of our Tesla Roadster customers choose to customize the appearance of their vehicle. Potential customers who purchase Tesla Roadsters manufactured to specification are required to enter into a purchase agreement and pay a nonrefundable deposit, which is applied towards the purchase price of the vehicle. For vehicles purchased directly from our showrooms, no deposit is required. For our 2011 model year Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial deposit, which varies based on the country of purchase. For Model S and Model X, we require an initial refundable reservation payment of at least $5,000. We require nonrefundable deposits for Tesla Roadsters manufactured to specification. We also occasionally accept refundable reservation payments if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. We currently require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Reservation payments and deposits are used by us to fund, in part, our working capital requirements and help us to align production with demand. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement.

As of December 31, 2011, we had received over 8,000 customer reservations for Model S. As of December 31, 2011, we held reservation payments for Model S sedans in an aggregate of $90.0 million and reservation payments for undelivered Tesla Roadsters in an aggregate of $1.8 million. All reservation payments for Model S are fully refundable until such time that a customer enters into a purchase agreement.

Leasing

We began offering a leasing alternative to customers of our Tesla Roadster in the United States and Canada in 2010 through wholly owned subsidiaries. Under this program, we have permitted qualifying customers in the United States to lease the Tesla Roadster for generally 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a predetermined residual value. We are using a third party provider to administer the back office services, including billing and collections, of the leases.

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

Company-Owned Charging Network, Service and Warranty

Tesla SuperCharger Network

During 2012, we plan to introduce a network of 90 kWh fast charging equipment, each called a Tesla SuperCharger, throughout North America for fast charging of Model S. The Tesla SuperCharger is an industrial grade, high speed charger designed to replenish 50% of the battery pack in about 30 minutes. Access to the SuperCharger network will be available to owners of Model S vehicles with the 60 kWh and 85 kWh battery pack options.

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

New Vehicle Limited Warranty Policy

We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturer’s warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. Exceptions to the New Vehicle Limited Warranty include wear items such as tires, brake pads and rotors, paint wear and tear, interior wear and tear and battery performance. We intend to announce our new vehicle limited warranty for Model S in 2012.

Battery Replacement Option

While battery failure due to defects in material or workmanship is included in the Tesla Roadster New Vehicle Limited Warranty, battery performance, specifically its ability to store electricity over time, is not covered in either the New Vehicle Limited Warranty or the Extended Service Plan. However, within three months of purchasing a vehicle, customers may purchase a one-time option to replace the battery pack at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of the vehicle. For customers that select this option, we agree to replace the original battery pack of the vehicle with a replacement battery pack which will store at least 53 kilowatt-hours of usable energy. Charges in addition to the option purchase price apply if the customer exercises the battery pack replacement option prior to the seventh anniversary of the purchase date of the vehicle. The customer is entitled to a partial refund of the option purchase price if the option is not elected by the eighth anniversary of the purchase date of the vehicle.

Manufacturing

Vehicle Assembly

We completed the production of Tesla Roadster gliders at Lotus Cars Limited in January 2012. We have a limited inventory of Roadsters for sale primarily in Europe and Asia in 2012. As of December 31, 2011, we had delivered approximately 2,150 Roadsters to customers.

We have nearly completed the Tesla Factory, an integrated electric vehicle manufacturing facility in Fremont, California to manufacture components that are critical to our intellectual property and quality of Model S, including stamping, plastics, body assembly, paint operations, battery pack manufacturing, final vehicle assembly and end-of-line testing. Certain major component systems will be purchased from suppliers. We currently intend to target an annual production rate at this facility for Model S of approximately 20,000 cars per year. We believe that we will be able to increase the annual production capacity of this plant beyond this amount through additional capital spending as well as by changing operating patterns and adding additional shifts.

Powertrain Component Manufacturing

In addition to developing our Model S and future vehicle manufacturing capabilities at the Tesla Factory, we are currently designing, developing and manufacturing lithium-ion battery packs, electric motors, gearboxes and components both for our vehicles and for our original equipment manufacturer customers. These activities occur at our electric powertrain manufacturing facility in Palo Alto, California and at the Tesla Factory.

Supply Chain

Model S uses over 2,000 purchased parts which we source globally from over 200 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of cells and certain electric powertrain components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source.

To date, we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our suppliers. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. For example, while several sources of the battery cell we have selected for our battery packs are available, we have fully qualified only one supplier for these cells. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of the vehicles until such time as a different supplier is fully qualified and there can be no assurance that we would be able to successfully retain alternative suppliers on a timely basis. Moreover, battery cell manufactures may not supply us at reasonable prices or on reasonable terms or may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe.

We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials. We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements. There are always risks and uncertainties, however, with respect to the supply of raw materials that could impact their availability in sufficient quantities or reasonable prices to meet our needs.

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

Customers and Selected Relationships

We currently sell our cars primarily to individual customers. We have strategic or commercial relationships with Daimler, Toyota, and Panasonic. We intend to expand our business by developing and selling additional powertrain components and systems to Daimler, Toyota and other third party OEMs, and have secured a $101.2 million loan under our DOE Loan Facility to fund the infrastructure these activities.

Daimler AG

Beginning in 2008, we commenced efforts on a powertrain development arrangement with Daimler. In May 2009, we entered into a development agreement with Daimler under which we have performed specified research and development services for the development of a battery pack and charger for Daimler’s Smart fortwo electric drive. All development work related to the development agreement had been completed as of December 31, 2009. Through December 2011, we had sold over 2,100 battery packs and chargers for the Smart fortwo electric drive program. In the first quarter of 2010, Daimler engaged us to assist with the development and production of a battery pack and charger for a pilot fleet of its A-Class electric vehicles to be introduced in Europe during 2011. A formal agreement for this arrangement was entered into with Daimler in May 2010. In October 2010, we completed the development of the A-Class battery pack and charger and began shipping production parts in February 2011. Through December 2011, we sold over 500 battery packs and chargers for the A-Class EV program. In the first quarter of 2010, we completed the development and sale of modular battery packs for electric delivery vans for Freightliner, an affiliate of Daimler. Freightliner plans to use these electric vans in a limited number of customer trials.

In February 2012, we received an initial purchase order for the development of a full electric powertrain system for an additional Mercedes Benz vehicle from Daimler. We are negotiating the agreement for production parts for this project; however, no agreement has yet been executed and there are no assurances that we will be able to enter into any such agreement.

In addition to the agreements described above, we have entered into an exclusivity and intellectual property agreement (EIP Agreement) with Daimler North America Corporation (DNAC), an affiliate of Daimler, in which we agreed to begin negotiating in good faith to enter into further agreements within certain strategic cooperation areas, including technology collaboration in various electric powertrain areas, automotive engineering support, joint electric vehicle development efforts and access to component parts for Tesla designed products. Under this EIP Agreement, we agreed that, until November 11, 2009, we would not negotiate or enter into any agreements with other parties that would be competitive with the arrangements contemplated for these strategic cooperation areas, unless the results of such arrangement would be marketed solely under the Tesla brand. As of that date, we had not executed any further agreements with Daimler in the areas of strategic cooperation.

The EIP Agreement provides that ending July 2013, if the company receives an offer from a strategic competitor of Daimler to enter into an agreement for development of a non-Tesla branded vehicle or an integrated electric powertrain system, DNAC would be given the right of first refusal to enter into such agreement with the company instead of, and on the same terms offered by, the third party.

The EIP Agreement also provides that if we execute a strategic cooperation agreement with DNAC to jointly engineer an electric vehicle, then additional exclusivities would apply until July 2013, provided a minimum annual volume of sales is achieved. The EIP Agreement provides that none of the restrictions set out in that agreement, or in any strategic agreement, would limit us from developing technology with any third party for use in a Tesla-branded product or service or related to the Tesla Roadster or Model S, engaging in any transaction with a company that is not a Daimler competitor, or supplying components for electric powertrains that are designed by third parties.

The EIP Agreement also provides that if the parties enter into the strategic agreements or further agreements, those agreements will allocate intellectual property rights according to certain principles outlined in the EIP Agreement. In addition, until July 2013, before licensing intellectual property generated outside the scope of any strategic cooperation area to a Daimler competitor, we would first have to offer DNAC the right to license the intellectual property on a non-exclusive, royalty-bearing basis, or on an exclusive basis in the automotive field; and if DNAC requests the latter, we must negotiate such a license in good faith. If no agreement is reached, however, we would be free to license the technology to the Daimler competitor, and DNAC could take a non-exclusive license. Both we and Daimler have the right to terminate the EIP Agreement in the event the other party undergoes, or executes an agreement to undergo, a change of control. Any strategic cooperation agreements entered into between us and Daimler prior to termination will not be affected by such termination.

To date, with the exception of the development agreement for the Smart fortwo electric drive and the agreement for the development and production of a battery pack and charger for a pilot fleet of Daimler’s A-Class electric vehicles, the strategic agreements described in the EIP Agreement have not been entered into, and there can be no assurance that the parties will ever enter into such agreements. Even if we were to enter into such agreements, the parties may negotiate and agree to terms that are different to those set forth in the EIP Agreement and outlined above. Such different or new terms may be more or less favorable to us.

In addition to these agreements, Blackstar lnvestco LLC (Blackstar), an affiliate of Daimler, beneficially owned 8,113,215 shares of our common stock as of December 31, 2011. Blackstar’s representative, Dr. Herbert Kohler, serves as a member of our Board of Directors.

Toyota Motor Corporation

In May 2010, we and Toyota announced our intention to cooperate on the development of electric vehicles, and for us to receive Toyota’s support with sourcing parts and production and engineering expertise for Model S. In July 2010, we entered into an early phase agreement to develop an electric powertrain for the Toyota RAV4. With an aim by Toyota to market the electric vehicle in the United States in 2012, prototypes would be made by combining the Toyota RAV4 model with a Tesla electric powertrain. We began developing and delivering prototypes to Toyota for evaluation in September 2010.

In October 2010, we entered into a contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to our agreements, Toyota will pay us up to $69 million for the anticipated development services to be provided by us over the expected term of our performance. We expect to complete all of the development services for the RAV4 EV in the first quarter of 2012.

Additionally, in July 2011, we entered into an agreement to supply Toyota with electric powertrain system for the RAV4 EV. We plan to begin delivery of these systems to Toyota for installation into the Toyota RAV4 EV in the first half of 2012. Our production activities under this program are expected to continue through 2014.

In addition to these agreements, in July 2010, we sold 2,941,176 shares of our common stock to Toyota at our IPO price of $17.00 per share.

Panasonic

Panasonic is a supplier of battery cells for our battery packs. In January 2010, we announced that we were collaborating with Panasonic on the development of next-generation electric vehicle cells based on the 18650 form factor and nickel-based lithium ion chemistry. In October 2011, we finalized a supply agreement for these battery cells. The agreement supplies us with battery cells to build more than 80,000 vehicles over the next four years.

In November 2010, we sold 1,418,573 shares of our common stock to an entity affiliated with Panasonic Corporation at a price of $21.15 per share, which was the average of the trading highs and lows of our common stock from October 25 to October 29, 2010.

Governmental Programs, Incentives and Regulations

United States Department of Energy Loans

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB) and the United States Department of Energy (DOE), under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program, as set forth in Section 136 of the Energy Independence and Security Act of 2007 (ATVM Program). We refer to such loan facility, including amendments thereto, as the DOE Loan Facility. Under the DOE Loan Facility, FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million and the DOE has agreed to reimburse FFB for any liabilities, losses, costs or expenses incurred by FFB with respect to the term loan facilities. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding under the ATVM Program for the powertrain engineering and the build-out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding under the ATVM Program for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project.

Through December 31, 2011, we have received draw downs under the DOE Loan Facility for an aggregate of $276.3 million, with interest rates ranging from 1.0% to 3.4%, for eligible project costs under both projects that we have incurred from December 15, 2008 through November 30, 2011. In February 2012, we received additional loans under the DOE Loan Facility for $14.4 million at interest rates ranging from 0.9% to 1.4%.

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

For more information on the DOE Loan Facility, see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

In December 2009, we finalized an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA) that will result in an exemption from California state sales and use taxes for up to $320 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $31 million over a three year period starting in December 2009. The equipment purchases may be used only for three purposes: (i) to establish our production facility for Model S in California, (ii) to upgrade our Palo Alto powertrain production facility, and (iii) to expand our current Tesla Roadster assembly operations at our Menlo Park facility. As of December 31, 2011, we have received the tax exemption for approximately $97.9 million in qualifying purchases.

In January 2012, we finalized an additional agreement with CAEATFA that will result in an exemption from California state sales and use taxes for up to $292 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $24 million over a three year period starting in December 2011. The equipment purchases may be used only for two purposes: (i) to develop the Model X crossover vehicle and its production capacity in California and, (ii) to further upgrade our powertrain production facilities in California. As of January 31, 2012, we had not begun to submit qualifying equipment for this exemption.

California Air Resources Board’s Zero Emissions Vehicle Program

In connection with the delivery and placement into service of our zero emission vehicles in a number of states, we have earned and will continue to earn tradable credits that can be sold. Under California’s Low-Emission Vehicle Regulations, and similar laws in other states, vehicle manufacturers are required to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. Currently, the states of Arizona, California, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island and Vermont have such laws in effect. These laws provide that a manufacturer of zero emission vehicles may earn credits, referred to as ZEV credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn ZEV credits on each vehicle sold in such states and have entered into agreements with other automobile manufacturers to sell the ZEV credits that we earn. Recently, California passed amendments to the ZEV mandate that would require all large volume manufacturers (those manufacturers selling 20,000 or more vehicles in California) to increase the number of zero emission vehicles sold. Under the new requirements, by 2025 up to 15.4% of each large volume manufacturers’ fleet must be made of zero emission vehicles.

We have entered into three contracts for the sale of ZEV credits with three separate automotive manufacturers. For the years ended December 31, 2011, 2010 and 2009, we earned revenue from the sale of ZEV credits of $2.7 million, $2.8 million and $8.2 million, respectively. Our current agreement with an automotive manufacturer provides for the sale of a partial quantity of the ZEV credits that we earn from the sale of vehicles that we manufacture in 2012, with an option for additional sales of uncommitted credits in future model years. We have also entered into a third contract with another automotive manufacturer to sell ZEV credits earned from the sale of Model S vehicles in 2012. To the extent we have additional ZEV credits available for sale, we may enter into new agreements with automotive manufacturers to sell such credits.

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

•

Crash avoidance requirements—including appropriate steering, braking and equipment requirements, such as, headlamps, tail lamps, and other required lamps, all of which must conform to various photometric and performance requirements;

•	Electric vehicle requirements—limitations on electrolyte spillage, battery retention, and avoidance of electric shock following specified crash tests;

•	Windshield defrosting and defogging—defined zones of the windshield must be cleared within a specified timeframe; and

•	Rearview mirror requirements—rearward areas that must be visible to the driver via the mirrors.

As a small volume manufacturer that produces only electric vehicles, we have applied for, and have been granted, exemptions from certain advanced air bag and electronic stability control requirements, which apply to Tesla Roadsters manufactured through November 7, 2011. Under U.S. law, we are required to certify compliance with, or obtain exemption from all applicable federal motor vehicle safety standards and we have done so with respect to each vehicle we have offered for sale in the United States. Based on testing, engineering analysis, and other information, we have certified that the Tesla Roadster complies with, or is exempt from all applicable NHTSA standards by affixing a certification label to each Tesla Roadster sold.

We are also required to comply with other requirements of federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

Our vehicles sold in Europe are subject to European Union safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval (WVTA), are different from the federal motor vehicle safety standards applicable in the United States and may require redesign and/or retesting. Our Tesla Roadsters are currently approved for sale on a limited basis in the European Union via the Small Series WVTA, which permits the manufacture and sale in the European Union of no more than 1,000 vehicles per year. Since we have fewer than 1,000 Tesla Roadsters left to sell, we have no plans to commence testing our Tesla Roadsters for the WVTA to assure compliance with the European Union requirements to permit unlimited sales. Similarly, Australia and Japan have additional testing regulations applicable to high volume manufacturers. We also plan to keep Australian and Japanese sales of our Tesla Roadsters at a low volume, and have no plans to comply with the Australian and Japanese requirements to permit high volume sales in these jurisdictions. In connection with the introduction of the Tesla Roadster in Australia and Japan, we conducted a frontal impact test based on European Union testing standards on the Tesla Roadster in November 2009, which is required for sales exceeding certain annual volumes outside the United States. While the Tesla Roadster met most of the criteria for occupant protection and all criteria for high voltage safety in the front impact crash test, there were two criteria that were not met in the test. Based on our analysis of additional compliance options in Australia and Japan, we believe such an outcome should not limit our ability to sell the Tesla Roadster in Australia below certain annual volumes or, subject to compliance with certain Japanese import rules, have a material impact on our ability to sell Tesla Roadsters in Japan.

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the United States EPA’s combined city and highway testing cycles. In July 2011, the EPA announced new energy efficiency testing methodologies for electric vehicles. These new requirements, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to methodologies we have used to estimate the range of the vehicles at a steady speed of 55 miles per hour. Shortly after the EPA issued their new requirements, the FTC issued a proposed rule that would harmonize current FTC label requirements with the EPA’s new fuel economy label requirements. If finalized, changes to the testing cycles previously utilized could impair our ability to deliver Model S with the previously advertised range based on the steady speed of 55 miles per hour range methodology, which could result in the cancellation of a number of the over 8,000 reservations that have been placed for Model S as of December 31, 2011. Although the real life customer experience of the range of our electric vehicles will not change due to the changes in the FTC or EPA standards, the reduction in the advertised range could negatively impact our sales and harm our business.

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

Regulation—EPA Emissions & Certificate of Conformity

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (CARB) with respect to emissions for our vehicles, including Model S. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and both the Certificate of Conformity and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles.

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

We have completed the applicable transportation tests for our prototype and production battery packs demonstrating our compliance with the UN Manual of Tests and Criteria, including:

•	Altitude simulation—simulating air transport;

•	Thermal cycling—assessing cell and battery seal integrity;

•	Vibration—simulating vibration during transport;

•	Shock—simulating possible impacts during transport; and

•	External short circuit—simulating an external short circuit.

We also subject our battery packs to the appropriate tests specified in the Society of Automotive Engineers (SAE) J2464 and J2929 which include further tests such as immersion, humidity, and exposure to fire.

We use lithium metal oxide cells in our battery packs. The cells do not contain any lead, mercury, cadmium, or other hazardous materials, heavy metals, or any toxic materials. Our battery packs include certain packaging materials which contain trace amounts of various hazardous chemicals whose use, storage and disposal is regulated under federal law. We currently have an agreement with a third party battery recycling company to recycle our battery packs. If a customer wishes to dispose of a battery pack from one of our vehicles, we anticipate accepting the depleted battery from the customer without any additional charge.

Automobile Manufacturer and Dealer Regulation

State law regulates the manufacture, distribution and sale of automobiles, and generally requires motor vehicle manufacturers and dealers to be licensed. To the extent possible, we plan to secure dealer licenses (or the equivalent of a dealer license) and engage in activities as a motor vehicle dealer in so far as we are permitted to do so as we open additional Tesla stores. Some states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer. To sell vehicles to residents of states where we are not licensed as a dealer, to the extent permitted by local law, both the actual sale and all activities related to the sale would generally have to occur out of state. In this scenario, it is possible that activities related to marketing, advertising, taking orders, taking reservations and reservation payments, and delivering vehicles could be viewed by a state as conducting unlicensed activities in the state or otherwise violating the state’s motor vehicle industry laws. Regulators in these states may require us to hold and meet the requirements of appropriate dealer or other licenses and, in states in which manufacturers are prohibited from acting as dealers, may otherwise prohibit or impact our planned activities.

In jurisdictions where we do not have a Tesla store, a customer may try to purchase our vehicles over the internet. However, some states, such as Kansas, have laws providing that a manufacturer cannot deliver a vehicle to a resident of such state except through a dealer licensed to do business in that state which may be interpreted to require us to open a store in the state of Kansas in order to sell vehicles to Kansas residents. Such laws may be interpreted to require us to open a store in such state before we sell vehicles to residents of such states. In some states where we have opened a viewing “gallery” that is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. Although we would prefer that a state regulator address any concerns by discussing such concerns with us and requesting voluntary compliance, a state could also take action against us, including levying fines or requiring that we refrain from certain activities. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

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

We believe that our vehicles compete in the market both based on their traditional segment classification as well as based on their propulsion technology. Within the electric-based vehicle segment, there are three primary means of powertrain electrification which will differentiate various competitors in this market:

•

Electric Vehicles are vehicles powered completely by a single on-board energy storage system (battery pack or fuel cell) which is refueled directly from an electricity source. Both the Tesla Roadster and Model S are examples of electric vehicles.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. For example, Nissan introduced the Nissan Leaf, a fully electric vehicle in December 2010 and Ford has announced that it plans to introduce the pure electric Ford Focus and plug-in hybrid Ford C-Max in 2012. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

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

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2011, we had 59 issued patents and more than 230 pending patent applications with the United States Patent and

Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2026. We intend to continue to file additional patent applications with respect to our technology. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

Seasonality

Sales of the Tesla Roadster have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Model S, Model X and other electric vehicles we introduce in the future may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. We do not expect our powertrain component sales and development services revenue to be impacted to a significant extent by seasonality.

Segment Information

We have determined that we operate as one reporting segment, which is the design, development, manufacturing and sales of electric vehicles and electric powertrain components. For information regarding financial data by geographic areas, see Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

Employees

As of December 31, 2011, we had 1,417 full-time employees consisting of 452 in manufacturing, 315 in powertrain research and development, 276 in sales, marketing and service, 216 in vehicle design and engineering, and 158 in general and administration. Of all of our employees, 1,088 are located in our Northern California offices (including the Tesla Factory), 81 are located at our Los Angeles facility and 48 are located at our United Kingdom offices. The other employees are located in our domestic sales and service centers and other international locations. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K; proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, amendments, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.teslamotors.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of December 31, 2011, we had only sold approximately 2,150 Roadsters to customers, almost all of which were sold in the United States and Europe. Our revenues for the years ended December 31, 2011, 2010 and 2009 were $204.2 million, $116.7 million and $111.9 million, respectively. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.

To date, we have derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of our Model S sedan, our Model X crossover and future electric vehicles. Model S is in development and we plan to commence deliveries by July 2012. We have no operating history with respect to Model S and have not yet fully completed the component procurement process for Model S, which limits our ability to accurately forecast the cost of the vehicle. Further, we have only recently produced an early prototype of the Model X crossover. We plan to start Model X production in late 2013 and ramp to significant customer deliveries in early 2014. We only completed the purchase of our Tesla Factory in Fremont, California in October 2010 to produce such vehicles, and we have not yet completely finalized the full vehicle design or our engineering, manufacturing or component supply plans for Model S. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota). While in November 2011 we received a letter of intent from Daimler for a full electric powertrain program for a vehicle in the Mercedes line and recently we received a purchase order to begin the development work, we have not yet finalized with Daimler the terms for this program and may never do so. Furthermore, while we have executed a supply and services agreement with Toyota related to the Toyota RAV4 EV program, there are no assurances that we will be able to secure future business with Daimler, Toyota or any of their affiliates.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, during the years ended 2011, 2010 and 2009, we recorded quarterly revenues of as much as $58.2 million and as little as $18.6 million and quarterly operating losses of as much as $80.9 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle (ZEV) credits to other automobile manufacturers, pursuant to certain state regulations. While we continue to sign agreements with automakers to sell ZEV and other regulatory credits, we may not be able to enter into new agreements to sell any additional credits related to Model S, Model X or our other future vehicles, which would negatively impact our revenues and margin targets in the long term.

Although we are significantly dependent upon revenue generated from the sale of the Tesla Roadster and our powertrain activities with other OEMs in the near term, our future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically Model S and Model X.

We currently generate a significant percentage of our revenues from the sale of our Tesla Roadsters. We ended the production run of the Tesla Roadster at 2,500 vehicles in January 2012 and sales of new Tesla Roadsters are now limited to any vehicles available from our remaining inventory.

Our second planned vehicle, our Model S, will not be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. Additionally, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including Model S and Model X, will become commercially viable. To the extent that we are not able to build the production Model S and Model X to the expectations created by the early prototypes and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles.

We anticipate that we will experience a significant increase in losses and will experience a significant decrease in revenues prior to the launch of Model S.

Prior to the launch of our Model S, we anticipate our revenues will decline significantly as we have a limited supply of Tesla Roadsters remaining to be sold. As a result, we anticipate that we will generate limited revenues from selling electric vehicles in 2012 until the launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles. Furthermore, although we recently received a letter of intent and a purchase order from Daimler for a full electric powertrain program for a vehicle in the Mercedes line, we have not yet finalized with Daimler the terms for this program. In addition to the limited number of the Tesla Roadsters left for sale, we also expect powertrain component sales to be limited until the start of production for the Toyota RAV4 EV program during the first half of 2012. The potential decrease in sales revenue prior to the launch of Model S due to declines in both Roadster and powertrain component sales could materially and adversely affect our business, prospects, operating results and financial condition and our ability to fund operating losses could seriously constrain our growth.

Our production model for the non-powertrain portion of Model S is unproven, still evolving and is very different from the non-powertrain portion of the production model for the Tesla Roadster.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell our Model S. To date, our revenues have been principally derived from the sales of our Tesla Roadster. The Tesla Roadster has only been produced in low volume quantities and the body was assembled by Lotus Cars Limited (Lotus) in the United Kingdom, with the final assembly by us at our facility in Menlo Park, California for sales destined in the United States. We plan to manufacture Model S in higher volumes at our Tesla Factory. As a result, the non-powertrain portion of the production model for Model S will be substantially different and significantly more complex than the non-powertrain portion of the production model for the Tesla Roadster. In addition, for Model S we plan to introduce a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry, and the vehicle will have a number of new and unique design features, such as a 17 inch display screen, newly designed retractable exterior door handles and a panoramic roof. Our Model S production model will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch or achieve full manufacturing capacity for Model S, which could have a material adverse effect on our business, prospects, operating results and financial condition.

Our production model for Model S is based on many key assumptions, which may turn out to be incorrect, including:

•	that we will be able to complete changes to the late stage design of Model S in a timely manner that meets our targeted production date and allows for high quality manufacturing;

•

that we will be able to engage suppliers for all the necessary components on terms and conditions acceptable to us and that we will be able to obtain all components on a timely basis and in the necessary quantities, quality and at acceptable prices;

•	that we will not experience any significant delays or disruptions in our supply chain;

•

that our internal crash testing and computer aided design and engineering processes can accurately predict the performance of our vehicle for passing relevant safety standards and that we will be able to meet our safety goals without changing materials or designs in a way that would impact our anticipated start of production;

•

that we will be able to build out and equip the Tesla Factory in a timely manner, including meeting milestones and other conditions necessary to draw down funds under our loan facility with the United States Department of Energy (such loan facility, including amendments thereto, the DOE Loan Facility);

•	that we will be able to develop and equip the Tesla Factory without exceeding our projected costs and on our projected timeline;

•	that the equipment which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances;

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

•	that Model S will obtain the necessary government approvals in a timely fashion without impacting our planned start of production;

•

that we will be able to attract, recruit, hire and train a sufficient number of skilled employees, including employees on the production line, to operate the Tesla Factory, and do so in a timely fashion; and

•	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process.

If one or more of the foregoing assumptions turns out to be incorrect, and we are unable to successfully launch Model S on time and on budget and to ramp to our planned volume production, our business prospects, operating results and financial condition may be materially and adversely impacted.

We have no experience to date in high volume manufacturing of our electric vehicles.

We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market Model S. Even if we are successful in developing our high volume manufacturing capability and processes and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. We have, and may in the future, experience cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we make. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

We may experience significant delays in the design, manufacture, launch, financing and ramping up of production of Model S, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of Model S could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster. We initially announced that we would begin delivering the Tesla Roadster in June 2007, but due to various design and production delays, we did not physically deliver our first Tesla Roadster until February 2008, and we only achieved higher production of this vehicle in the fourth quarter of 2008. These delays resulted in additional costs and adverse publicity for our business.

We may experience similar delays in launching and ramping up production of Model S, and any such delays could be significant. In addition, final designs for Model S and plans for the operation of the Tesla Factory using production tooling are still in process and have not yet been completely finalized. We continue to make final adjustments to the design of Model S to create the highest quality electric vehicle in the world. If we do not complete these late stage changes to the design of Model S however, and do not execute on Model S manufacturing plans in a timely manner, we may be unable to meet our plan to deliver first customer vehicles by July 2012 or ramp up our planned production of Model S in a timely manner, our costs may rise and/or Model S that we do produce initially or after ramp up may be lower in quality. Additionally, detailed testing of systems integration, performance and safety are ongoing and any negative results from such testing could cause production delays in Model S, cost increases or lower quality Model S vehicles.

In addition, we are currently evaluating, qualifying and selecting our remaining suppliers for the planned production of Model S. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. Furthermore, even if we are able to engage needed suppliers, such suppliers may not be ready or able to supply us with needed Model S components in a timely manner or may be unable to provide us with the necessary level of quality components that we require.

In addition, we will also need to do extensive testing to ensure that Model S is in compliance with applicable National Highway Traffic Safety Administration (NHTSA) safety regulations and United States Environmental Protection Agency (EPA) and California Air Resources Board (CARB) emission regulations prior to beginning mass production and delivery of the vehicles.

Our plan to begin production of Model S in mid-2012 is dependent upon the timely availability of funds from our DOE Loan Facility, upon our finalizing the related design, engineering, component procurement, testing, and manufacturing plans in a timely manner, and upon our ability to execute these plans within the current timeline.

We completed the purchase of the Tesla Factory in October 2010 and selected it in part because it was recently used for automobile manufacturing, was located within 20 miles of our Palo Alto engineering facility, and we believe its size may allow us to adapt our internal manufacturing plans quickly. We expect that all these factors will support the timely start of production for Model S. However, because we are still implementing our manufacturing plans, including the purchasing and installment of needed tooling, we may experience unexpected delays in ramping up production at this facility for the production of our Model S.

In January 2010, we entered into a loan facility with the Federal Financing Bank (FFB) that is guaranteed by the DOE (DOE Loan Facility). Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program (ATVM Program) to help finance the continued development of Model S, including the build out and operation of a manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. We intend to fund the final tooling purchases and the remaining Model S related development expenses principally by using existing cash and cash obtained through the DOE Loan Facility. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon certain draw conditions, including our achievement of progress milestones relating to the design and development of Model S as well as financial covenants. If we are unable to draw down the anticipated funds under the DOE Loan Facility on the timeline that we anticipate, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

We are dependent on our suppliers, a significant number of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

Model S contains numerous purchased parts which we source globally from over 200 direct suppliers, many of whom are currently single source suppliers for these components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. While we are currently working to establish long-term agreements with our entire supplier base, to date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our suppliers.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our vehicles may be time consuming, costly and may force us to make additional modifications to a vehicle’s design.

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We are currently evaluating, qualifying and selecting our suppliers for the planned production of Model S and we intend to establish dual suppliers and multiple manufacturing locations for some suppliers for several key components of Model S, although we expect that most of components for Model S will be single sourced. We have in the past experienced source disruptions in our supply chains, which have caused delays in our production process and we may experience additional delays in the future with respect to Model S and any other future vehicle we may produce.

Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

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

We face significant barriers as we attempt to produce our first mass produced vehicle, our Model S. We currently have drivable prototypes of Model S, but do not have a final design, or completely finalized manufacturing processes. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of only electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion battery packs and unproven high-volume customer demand for fully electric vehicles. In addition, while we are designing Model S to have the capability to rapidly swap out its battery pack, there are no specialized public facilities today to perform such swapping. Also, while we expect to be able to achieve a 300 mile range while traveling at a speed of 55 miles per hour, our ability to do so will depend on the feasibility and availability of appropriate battery cell technologies and improvements that we are able to achieve in reducing energy consumption. We must successfully overcome these barriers as we move from producing the low volume Tesla Roadster to producing Model S at much higher volumes. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We provide guidance regarding our expected financial and business performance. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding our ability to achieve anticipated volumes and projected average sales prices for our Model S sedan, assumptions regarding supplier and commodity-related costs and assumptions regarding planned cost reductions. Such guidance may not always be accurate or may vary from actual results due to our inability to meet our assumptions and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.

Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and such events have raised concerns about the batteries used in automotive applications.

The battery pack in the Tesla Roadster makes use of lithium-ion cells. We also currently intend to make use of lithium-ion cells in the battery pack for Model S and any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. More recently, multiple Chevrolet Volt battery pack fires followed by a government investigation into the cause of such fires focused considerable public attention, as well as the attention of NHTSA, on the safety of electric vehicles. The events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed our battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells and we are not aware of any such incident in our customers’ vehicles. We have tested the battery packs and subjected them to damaging treatments such as baking, overcharging, crushing or puncturing to assess our battery pack’s response to deliberate and sometimes destructive abuse. However, we have delivered only a limited number of Tesla Roadsters to customers and have limited field experience with our vehicles, especially Model S. Additionally, final safety testing for Model S, some versions of which use new, higher density cells in their battery packs, is currently in progress. Accordingly, there can be no assurance that a field failure of our Model S or other battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to redesign our battery packs, which would be time consuming and expensive. In addition, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications could seriously harm our business.

In addition, we store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle, especially those that use a high volume of commodity cells similar to the Tesla Roadster or Model S, may cause indirect adverse publicity for us and our electric vehicles. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles fail to perform as expected, or if we suffer product recalls for our upcoming Model S, our ability to develop, market and sell our electric vehicles could be harmed.

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

Our electric vehicles, including the Tesla Roadster and Model S, may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Additionally, while we are designing Model S with the intent to achieve a five star safety rating and an estimated 300 mile range while traveling at a steady speed of 55 miles per hour, there is no assurance that we will be able to achieve these performance levels. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We have a history of losses and we expect significant increases in our costs and expenses to result in continuing losses for at least the remainder of 2012.

We incurred a net loss of $254.4 million for the year ended December 31, 2011. In addition, we have accumulated net losses of $669.4 million from our inception through December 31, 2011. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013. Even if we are able to successfully develop Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as Model S, which may not occur.

We expect the rate at which we will incur losses to increase significantly in 2012 compared to prior years’ levels until significant deliveries of Model S begin as we:

•	conclude Roadster sales;

•	complete the development services contract for the Toyota RAV4 EV program;

•	experience a drop in powertrain component sales until we commence powertrain component sales for the Toyota RAV4 EV in 2012;

•	design, develop and manufacture our Model S and our planned Model X crossover;

•	design, develop and manufacture components of our electric powertrain;

•	develop and equip the Tesla Factory to produce our Model S;

•	build up inventories of parts and components for our Model S;

•	develop and equip manufacturing facilities to produce our electric powertrain components;

•	open new Tesla stores and service centers;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities; and

•	increase our general and administrative functions to support our growing operations.

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

In addition, as of December 31, 2011, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Although we do not believe that either our initial public offering (IPO) or subsequent follow-on offering or private placements constituted an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, subsequent follow-on offering, or private placements, utilization of these assets could be significantly reduced.

If we are unable to adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our electric vehicles. When we first began delivering our Tesla Roadster in early 2008, our marginal costs of producing the Tesla Roadster exceeded our revenue from selling those vehicles. Revenue from the sales of our Tesla Roadster as well as from ZEV credits did not exceed the cost of revenues related to our Tesla Roadster until the second quarter of 2009. There can be no assurances that our costs of producing and delivering Model S will be less than the revenue we generate from the related sales at the time of Model S launch or that we will achieve our expected gross margin on sales of Model S.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We will also incur substantial costs in constructing and building out our Model S and powertrain manufacturing facilities, each of which could potentially face cost overruns or delays in construction. If our Model S tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of Model X may exceed expectations.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components, such as lithium-ion battery cells or aluminum body panels used in our vehicles, could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

•

the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;

•	an increase in the cost of raw materials, such as nickel used in lithium-ion cells, or aluminum used in the body of Model S; and

•	fluctuations in the value of the Japanese yen against the U.S. dollar.

Our business is dependent on the continued supply of battery cells for our vehicles and for the battery pack we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for the Tesla Roadster and Model S, we have fully qualified only one supplier for the cells used in each of the Tesla Roadster and Model S. The same is also true for the battery cells used for battery packs that we supply to other OEMs. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also recently announced pricing of Model S. Any attempts to increase the announced prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge;

•

the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge and possible EPA actions that could reduce the advertised range on the required vehicle labeling by up to 30%;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not maintained properly, it may become unusable;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

In addition, reports have suggested the potential for extreme temperatures to affect the range or performance of electric vehicles. Based on internal testing, we estimate that our Tesla Roadster would have a 5-10% reduction in range when operated in -20°C temperatures. To the extent customers have concerns about such reductions or third party reports which suggest reductions in range greater than our estimates gain widespread acceptance, our ability to market and sell our vehicles, particularly in colder climates, may be adversely impacted.

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

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. For example, a customer’s use of their Tesla vehicle as well as the frequency with which they charge the battery pack of their Tesla vehicle can result in additional deterioration of the battery pack’s ability to hold a charge. We currently expect that our battery pack for the Tesla Roadster will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range. Such battery pack deterioration and the related decrease in range may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

We are dependent upon our ability to fully draw down on our loan facility from the United States Department of Energy, which may restrict our ability to conduct our business.

Our plan for manufacturing Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of Model S, including the build out and operation of a manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only through periodic draws through January 2013 as eligible costs are incurred. Through December 31, 2011, we have received loans under our DOE Loan Facility for an aggregate of $276.3 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon specified draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of Model S. Additionally, the DOE Loan Facility requires us to comply with certain operating and financial covenants and places additional restrictions on our ability to operate our business. If we do not comply with such requirements of the DOE Loan Facility, such failure, if not waived by the DOE, could cause a default. In the event of a default, we would not be eligible to draw funds under the DOE Loan Facility and existing outstanding loan amounts would become due immediately.

Additionally, if we are unable to draw down the anticipated funds under the DOE Loan Facility, or our ability to make such draw downs is delayed, we may need to obtain additional or alternative financing to operate our Model S and electric powertrain manufacturing facilities to the extent our cash on hand is insufficient. Any failure to obtain the remaining DOE funds or secure other alternative funding could materially and adversely affect our business and prospects. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. As a result, our plans for the build out of our Model S and electric powertrain manufacturing facilities could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

We have designed our vehicles to minimize inconvenience and inadvertent driver damage to the powertrain. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of internal combustion vehicles. For example, we employ regenerative braking to recharge the battery pack in most modes of vehicle operation. Our customers may become accustomed to using this regenerative braking instead of the wheel brakes to slow the vehicle. However, when the vehicle is at maximum charge, the regenerative braking is not needed and is not employed. Accordingly, our customers may have difficulty shifting between different methods of braking. In addition, we use safety mechanisms to limit motor torque when the powertrain system reaches elevated temperatures. In such instances, the vehicle’s acceleration and speed will decrease. Finally, if the driver permits the battery pack to substantially deplete its charge, the vehicle will progressively limit motor torque and speed to preserve the charge that remains. The vehicle will lose speed and ultimately coast to a stop. Despite several warnings about an imminent loss of charge, the ultimate loss of speed may be unexpected. There can be no assurance that our customers will operate the vehicles properly, especially in these situations. Any accidents resulting from such failure to operate our vehicles properly could harm our brand and reputation, result in adverse publicity and product liability claims, and have a material adverse affect on our business, prospects, financial condition and operating results. In addition, if consumers dislike these features, they may choose not to buy additional cars from us which could also harm our business and prospects.

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

Reservations for Model S and Model X are fully refundable to customers, and significant cancellations could harm our financial condition, business, prospects and operating results.

As of December 31, 2011, we had unfilled reservations for over 8,000 Model S sedans, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. Historically, all of our reservations have been refundable and we have had a significant number of customers who submitted reservations for the Tesla Roadster cancel those reservations and we have refunded their deposits.

Given the long lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and that we expect to experience on Model S and Model X, there is a heightened risk that customers that have made reservations may not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, when we delayed the introduction of the original Tesla Roadster in the fall of 2007, we experienced a significant number of customers that cancelled their reservations and requested the return of their reservation payment. If we encounter delays in the introduction of Model S or Model X, we believe that a significant number of our customers could similarly cancel their reservations and demand refunds of their reservation payments. As a result, no assurance can be made that reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle. Given the high level of reservations, significant cancellations could harm our financial condition, business, prospects and operating results.

If we are unable to design, develop, market and sell new electric vehicles and services that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of high-performance electric vehicles and have targeted relatively affluent consumers. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend Model S to appeal to the customers of premium vehicles, which is a much larger and different demographic from that of the Tesla Roadster. Successfully offering a vehicle in this vehicle class requires delivering a vehicle with a higher standard of fit and finish in the interior and exterior than currently exists in the Tesla Roadster, at a price that is competitive with other premium vehicles. We have not completely finalized the design, component sourcing or manufacturing process for Model S, so it is difficult to accurately forecast its final cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a vehicle that is ultimately competitive in the premium vehicle market. In 2012, we publicly revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have also previously announced our intent to develop a third generation electric vehicle which we expect to produce at the Tesla Factory after the introduction of Model S. However, we have not yet finalized the design, engineering or component sourcing plans for these vehicles and there are no assurances that we will be able to bring these vehicles to market at the price points and in the volumes as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

Any changes to the Federal Trade Commission’s electric vehicle range testing procedure and recent changes made by the United States Environmental Protection Agency’s energy consumption regulations for electric vehicles could result in a reduction to the range of our vehicles as compared to the current combined two-cycle test which could negatively impact our sales and harm our business.

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the EPA’s combined city and highway testing cycles. In July 2011, the EPA established new requirements for the fuel economy stickers that appear on new cars offered for sale (i.e., the Monroney label). We advertise that we plan to offer Model S with a variety of battery pack options, which we estimate will offer a range on a single charge of 160 miles, 230 miles, and 300 miles, respectively, while traveling at a steady speed of 55 miles per hour. The EPA’s new fuel economy requirements will require us to label Model S utilizing new and different energy efficiency testing methodologies. These methodologies differ from the one we have used to estimate the range of the vehicles at a steady speed of 55 miles per hour and could reduce the range reported on the required labeling of our vehicles by a de-rating factor which could be up to 30% as compared to our current estimates. These new requirements apply to all model year 2013 and later vehicles. However, the EPA has also indicated that they would like automobile manufacturers to utilize the new label format as soon as possible. Therefore, it is possible that the EPA will request that we utilize new labels sooner bearing lower range values. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

If we are unable to effectively leverage the benefits of using an adaptable common platform architecture in the design and manufacture of future vehicles such as Model X, our business prospects, operating results and financial condition would be adversely affected.

We intend to design Model S with an adaptable platform architecture and common electric powertrain so that we can use the platform of Model S to create future electric vehicles, including, as an example, our Model X crossover vehicle. However, we have no experience with using common platforms in the design and manufacture of our vehicles and the design of Model S is not complete. We may make changes to the design of Model S that may make it more difficult to use the Model S platform for Model X or for future electric vehicles that we decide to produce. Additionally, we intend to use some of our Model S manufacturing equipment and parts tooling for the production of Model X. If such tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we anticipate, our costs related to the production of Model X may exceed expectations. There are no assurances that we will be able to use the Model S platform to bring future vehicle models, including the Model X crossover, to market faster or more inexpensively by leveraging use of this common platform or that there will be sufficient customer demand for any vehicles built on the Model S platform.

We may experience significant delays in the design, manufacture and launch of Model X which could harm our business and prospects.

We plan to start Model X production in late 2013 and ramp up to significant customer deliveries in early 2014. Any delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. We may experience similar delays, cost overruns and adverse publicity in launching Model X, any of which could be significant. We are in the initial design and development stages of Model X. Furthermore, we have not yet begun to evaluate, qualify or select suppliers for the planned production of Model X and cannot begin to do so until the design of Model X is finalized. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and EPA and CARB emission regulations prior to beginning mass production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such resources are devoted to the manufacture and production of Model S, we may have difficulty producing and delivering our Model X vehicle in a timely manner. If we are not able to manufacture and deliver our Model X in a timely manner and consistent with our budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Other automobile manufacturers entered the electric vehicle market at the end of 2010 and we expect additional competitors to enter this market. With respect to our Tesla Roadster, we currently face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Porsche and Ferrari. In addition, upon the launch of our Model S sedan, we will face competition from existing and future automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. In December 2010, Nissan introduced in the United States the Nissan Leaf, a fully electric vehicle and Ford introduced the pure electric Ford Focus and plug-in hybrid Ford CMax in 2012. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

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

Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. We only began offering a leasing program in February 2010 which is currently only available to qualified Tesla Roadster customers in the United States and Canada. We do not currently plan to offer any lease financing on Model S, but may do so at a later date. We have not in the past, and do not currently, offer customary discounts on our vehicles. The lack of lease financing and the absence of customary vehicle discounts could put us at a competitive disadvantage.

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

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry in general, and for high-performance sports vehicles such as the Tesla Roadster in particular, typically decline over the winter season, while sales are generally higher as compared to the winter season during the spring and summer months. Sales of the Tesla Roadster have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Model S, Model X and other models we introduce may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our Model S, Model X and electric powertrain components, build and equip new manufacturing facilities to produce Model S and electric powertrain components, open new Tesla Service Centers with maintenance and repair capabilities, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industry, then our financial condition, operating results, business prospects and stock price may suffer materially.

Our vehicles are highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of our vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. For example, during the economic downturn of 2008, we had difficulty raising the necessary funding for our operations, and, as a result, in the fourth quarter of 2008 we had to lay off approximately 60 employees and curtail our expansion plans. In addition, during this period a number of customers canceled their previously placed reservations. If we are required to take similar actions in the future, such actions may result in negative perceptions regarding our long-term business prospects and may lead to cancellations of Model S or Model X reservations.

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	our limited operating history;

•	our limited revenues and lack of profitability to date;

•	unfamiliarity with or uncertainty about the Tesla Roadster and Model S;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the prospect that we will need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. As of December 31, 2011, we had $492.7 million in principal sources of liquidity available from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $255.3 million which includes investments in money market funds, short-term marketable securities of $25.1 million, cash of $23.5 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $188.8 million available under the DOE Loan Facility. We expect that these principal sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity until we reach profitability in 2013. However, if there are delays in the launch of Model S or Model X, if we are unable to draw down the anticipated funds under the DOE Loan Facility for any reason, including our failure to meet operating or financial covenants, or if the costs in building our Model S, Model X and powertrain manufacturing facilities exceed our expectations or if we incur any significant unplanned expenses or embark on new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model S and Model X.

In particular, we have only recently begun to accept customer reservation payments on our Model X crossover, can provide no assurance that customers will be willing to make such payments and accordingly may be reliant on other financing sources to fund the development of this vehicle. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We have very limited experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service we provide our Tesla Roadster customers will have a direct impact on the success of Model S and our future vehicles. If we are unable to satisfactorily service our Tesla Roadster customers, our ability to generate customer loyalty, grow our business and sell additional Tesla Roadsters as well as Model S sedans could be impaired.

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

We plan to service our performance electric vehicles through our company-owned Tesla service centers and through our mobile service technicians known as the Tesla Rangers. Many of our Tesla stores are equipped to actively service our performance electric vehicles. However, our new design stores do not have servicing capabilities, certain stores have been open for less than one year, and to date we have only limited experience servicing our performance vehicles through our Tesla stores. Going forward, we intend to build separate sales and service locations in several markets, but to date have limited experience with separate sales and service locations within a geographic market. We will need to open additional Tesla stores with service capabilities and standalone service locations, as well as hire and train significant numbers of new employees to staff these centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

We may not succeed in maintaining and strengthening the Tesla brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Tesla Roadster, Model S, Model X and future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the launch of our Model S sedan may hurt the Tesla brand.

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

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to this agreement, we expect that Toyota will pay us approximately $100 million between 2012 and 2014 based on our delivery of electric powertrain systems. The payments to us are not guaranteed and will only occur upon the delivery of powertrain systems that meet Toyota’s specifications. Toyota has no obligation to buy any systems from us, and if Toyota does not order the anticipated systems from us, we will not receive the revenues we anticipate from this agreement. The agreement further requires that we meet customary obligations such as timely deliveries, warranty and product defect obligations. Our failure to meet these obligations could have a materially adverse impact on our operating results.

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

We are currently expanding and improving our information technology systems to assist us in the management of our business. In particular, our production of Model S will necessitate the improvement, design and development of more expanded supply chain systems to support our operations as well as production and shop floor management. Additionally, we will need to continually build out and improve upon our online customer interface systems as well as enhance the integration of our software systems used to share data between engineering, supply chain and manufacturing in order to be able to efficiently mass produce Model S. The implementation of new software management platforms and the addition of these platforms at new locations require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems, including supply chain disruptions that may affect our ability to obtain supplies when needed or to deliver vehicles to our Tesla stores and customers. We cannot be sure that these expanded systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement this project, our operations may be disrupted and our operating results could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

Our success depends on attracting a large number of potential customers to purchase our electric vehicles. As of December 31, 2011, we had accepted reservations for over 8,000 Model S sedans. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, or if the final production version of Model S is not sufficiently similar to the drivable design prototype, we may not be able to retain our current customers or attract new customers, investors may lose confidence in us, and our business and prospects, operating results and financial condition may suffer as a result. In addition, because our performance electric vehicles to date have been sold largely through word of mouth marketing efforts, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers, and use more traditional advertising techniques. In addition, if we engage in traditional advertising, we may face review by consumer protection enforcement agencies and may incur significant expenses to ensure that our advertising claims are fully supported. To date, we have limited experience selling our electric vehicles and we may not be successful in attracting and retaining a large number of customers. For example, a significant number of our stores have been open for less than one year and a portion of our sales team come from backgrounds other than automotive. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

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

We have not yet commenced production of our Model S sedan which we currently plan for mid-2012. We have also not commenced production of our Model X crossover which we currently plan to do in late 2013 and ramp up to significant customer deliveries in early 2014. For customers interested in making a reservation for Model S or Model X, we require an initial refundable reservation payment of at least $5,000. As of December 31, 2011, we had collected reservation payments for Model S sedans in an aggregate amount of $90.0 million. We started taking reservations for Model X in February 2012. At this time, we do not plan to hold reservation payments separately or in an escrow or trust fund or pay any interest on reservation payments except to the extent applicable state laws require us to do so. We generally use these funds for working capital and other general corporate purposes.

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

Our plan to expand our network of Tesla stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores in major metropolitan areas throughout North America, Europe and Asia. We plan to open additional stores, with a goal of establishing approximately 50 stores globally within the next several years in connection with the Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in Australia, Canada, Denmark, France, Germany, Hong Kong, Italy, Japan, Monaco, Netherlands, Norway, Singapore, Switzerland and the United Kingdom that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the year ended December 31, 2011 was denominated in foreign currencies, principally the British pound. This is primarily due to the contract with Lotus in the United Kingdom to assemble the Tesla Roadster vehicles and gliders. If the value of the U.S. dollar depreciates significantly against the British pound, our costs as measured in U.S. dollars will correspondingly increase. Similarly, a weakening of the U.S. dollar against the Japanese yen or another Asian currency could cause our component costs to increase. However, we do not currently have sufficient revenues denominated in these currencies to fully offset the impact of such cost increases. As a result, our operating results could be adversely affected. Conversely, we have greater revenues than costs denominated in other currencies, principally the euro. In this case, a strengthening of the dollar against the euro from current levels would tend to reduce our revenues as measured in U.S. dollars.

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

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, our competitors have more experience and greater resources in working with legislators than we do, and so there is no guarantee that our vehicles would be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California recently renewed a rebate program for the purchase of qualified alternative technology vehicles, but reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand. When these funds run out, there is no mechanism in place to replenish them until the next fiscal year. Subsequent purchasers would face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including the Tesla Roadster and Model S. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster and our Model S, could be adversely affected. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States and the European Union. This provides us with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in each of the United States and the European Union, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense. We do not anticipate that we will be able to take advantage of these exemptions with respect to Model S which we plan to produce at significantly higher volumes than the Tesla Roadster.

If we are unable to grow our sales of electric vehicle components to original equipment manufacturers our financial results may suffer.

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota and its affiliates are currently the only customers of our electric powertrain sales and development services. While we recently received a letter of intent from Daimler for a full electric powertrain program for a vehicle in the Mercedes line and a purchase order to begin this development, there is no guarantee that we will be able to secure future business with Daimler or its affiliates. Even if we can attract and retain powertrain customers, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

Our relationship with Daimler is subject to various risks which could adversely affect our business and future prospects.

While we recently received a letter of intent from Daimler for a full electric powertrain program for a vehicle in the Mercedes line and a purchase order to begin this development, our relationship with Daimler poses various risks to us including:

•	potential loss of access to parts that Daimler is providing for Model S; and

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the establishment of our Model S manufacturing facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	training new personnel;

•	forecasting production and revenue;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing manufacturing and administrative infrastructure, systems and processes;

•	addressing new markets; and

•	expanding international operations.

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

If we are unable to attract and/or retain key employees and hire qualified management, technical vehicle engineering, and manufacturing personnel, our ability to compete could be harmed and our stock price may decline.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause our stock price to decline. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, and JB Straubel, our Chief Technical Officer. None of our key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team as well as technical, vehicle engineering and manufacturing personnel due to various factors, such as a very competitive labor market for talented individuals with automotive experience. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones. In particular, as we prepare for the launch of Model S, we will have to significantly ramp up hiring of manufacturing personnel, and finding manufacturing personnel in sufficient numbers, at the required times and with the needed skill sets may be difficult.

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

In addition, our financing agreements with Blackstar contain certain covenants relating to Mr. Musk’s employment as our Chief Executive Officer. These covenants provide that if Mr. Musk is not serving as our Chief Executive Officer at any time until the later of December 31, 2012 or the launch of Model S, Mr. Musk shall promptly propose a successor Chief Executive Officer and Dr. Kohler, or his successor, must consent to any appointment of such person by our Board of Directors. If at any time during the period from January 1, 2011 through December 31, 2012, Mr. Musk is not serving as either our Chief Executive Officer or Chairman of our Board of Directors for reasons other than his death or disability, and Dr. Kohler, or his successor, has not consented to the appointment of a new Chief Executive Officer or if during such period Mr. Musk renders services to, or invests in, any other automotive OEM other than us, Daimler has the right to terminate any or all of its strategic collaboration agreements with us. If this were to occur, our business would be harmed.

Furthermore, our DOE Loan Facility provides that we will be in default under the facility in the event Mr. Musk and certain of his affiliates fail to own, at any time prior to one year after we complete the project relating to Model S, at least 65% of the capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility. Mr. Musk’s shares of our capital stock are held directly by his personal trust.

Many members of our management team are new to the company or to the automobile industry, and execution of our business plan and development strategy could be seriously harmed if integration of our management team into our company is not successful.

Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether this integration will be successful. We have recently experienced significant changes in our management team and expect to continue to experience significant growth in our management team. Our senior management team has only limited experience working together as a group. Specifically, three of the six members of our senior management team have joined us within the last few years. For example, Gilbert Passin, our Vice President of Manufacturing, joined us in January 2010, George Blankenship, our Vice President of Sales and Ownership Experience, joined us in July 2010, and Eric Whitaker, our General Counsel, joined us in October 2010. This lack of long-term experience working together may impact the team’s ability to collectively quickly and efficiently respond to problems and effectively manage our business. Although we are taking steps to add senior management personnel that have significant automotive experience, many of the members of our current senior management team have limited or no prior experience in the automobile or electric vehicle industries.

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

Contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

New United Motor Manufacturing, Inc. (NUMMI) has previously identified environmental conditions at our Tesla Factory which affect soil and groundwater, and has undertaken efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues at the Fremont site, we cannot currently determine with certainty the total potential costs to remediate pre-existing contamination, and we may be exposed to material liability as a result of the existence of any environmental contamination at the Fremont site.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of December 31, 2011, we have accrued $5.3 million related to these environmental liabilities.

There are no assurances that NUMMI will perform its obligations under our agreement and NUMMI’s failure to perform would require us to undertake these obligations at a potentially significant cost and risk to our ability to build, equip, and operate our Tesla Factory. Any Remediation Activities or other environmental conditions at the Fremont site could harm our operations and the future use and value of the Fremont site and could delay our production plans for Model S.

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

•

changes to the regulations governing the assembly and transportation of lithium-ion battery packs, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) could increase the cost of lithium-ion battery packs;

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

In connection with the development and sale of our Model S, Model X, and our future electric vehicles, we will need to comply with various additional safety regulations and requirements that were not applicable to the sales of our Tesla Roadsters, with which it may be expensive or difficult to comply. For example, we will need to pass a range of impact tests for Model S. We performed similar tests on the Tesla Roadster based on European Union testing standards in connection with sales exceeding certain volume thresholds in Australia and Japan, and two criteria were not met in the test. We may experience difficulties in meeting all the criteria for these or similar tests for our Model S and Model X, which may delay our ability to sell Model S and Model X in high volumes in certain jurisdictions.

We may be compelled to undertake product recalls, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles, including our Model S, or electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, whichever comes first. The New Vehicle Limited Warranty is similar to other vehicle manufacturers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery pack, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Furthermore, reserves that we anticipate recording when we commence delivering Model S may be insufficient to cover any future warranty claims.

Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of December 31, 2011, we had warranty reserves of $6.3 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

Our corporate headquarters in Palo Alto and Tesla Factory in Fremont are located in Northern California, a region known for seismic activity. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, our lease for our Palo Alto facility permits the landlord to terminate the lease following a casualty event if the needed repairs are in excess of certain thresholds and we do not agree to pay for any uninsured amounts. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

If our suppliers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality electric vehicles while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. We do not control our independent suppliers or their business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, appropriate sourcing of raw materials, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2011, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 41.7% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately

28.9% of our outstanding shares of common stock as of December 31, 2011. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17.00 per share at the IPO, our common stock has experienced an intra-day trading high of $36.42 per share and a low of $14.98 per share through December 31, 2011.

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

Our corporate headquarters is based in Palo Alto, California. We have a lease with Stanford University for 350,000 square feet which expires in January 2020 and houses our headquarters and powertrain activities. The Palo Alto facility has served as our manufacturing facility for the electric powertrain components we utilize in the Tesla Roadster and for our powertrain component and systems development and sales. We are in the process of transitioning our powertrain component and systems production activities to the Tesla Factory.

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI, which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land. The total cash paid was $42.0 million. The purchase totaled 210 acres, or approximately 55% of the land at the site, and included all of the manufacturing facilities located thereon totaling approximately 5.4 million square feet. We intend to use the facility and manufacturing assets for the production of our Model S vehicle and to build our future vehicles. We are currently planning and building out this facility. We are required to comply with environmental regulations in connection with our Tesla Factory in Fremont, California. In October 2010, we and NUMMI amended the May 2010 purchase agreement to include the transfer to us of certain operating permits, or emission credits, for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010.

Outside of our Tesla Factory, we do not currently own any of our facilities. The following table sets forth the location, approximate size and primary use of our significant leased facilities:

Location (1)	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Palo Alto, California	350,000	Administration, engineering services and powertrain development services	January 2020
Hawthorne, California	132,250	Vehicle engineering and design services	December 2022
Maidenhead, United Kingdom	8,870	Administration, sales, service and marketing services	November 2015

(1)	We also lease a number of facilities for our retail locations around the world, most of which are 5,000 square feet or smaller.

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

Market Information

Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at $17.00 per share on June 28, 2010. The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as reported on The NASDAQ Global Select Market.

	2011		2010
	High	Low	High	Low
First Quarter	$28.71	$21.11	$—	$—
Second Quarter (from June 29, 2010)	31.50	24.20	23.89	23.83
Third Quarter	30.44	21.50	21.98	15.80
Fourth Quarter	35.00	22.93	35.47	20.05

Holders

As of January 31, 2012, there were 407 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and compliance with certain covenants under our loan facility with the United States Department of Energy, which restrict or limit our ability to pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Tesla Motors, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from June 29, 2010 through December 31, 2011, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of all public companies sharing the same SIC code as us which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on June 29, 2010 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On July 2, 2010, we sold 2,941,176 shares of our common stock to Toyota Motor Corporation at a price of $17.00 per share, for aggregate proceeds of $50.0 million.

On November 2, 2010, we sold 1,418,573 shares of our common stock to an entity affiliated with Panasonic Corporation at a price of $21.148 per share, for aggregate proceeds of $30.0 million.

On June 2, 2011, we sold 1,416,000 shares of our common stock to Elon Musk, our Chief Executive Officer and cofounder, and 637,475 shares of our common stock to Blackstar Investco LLC, an affiliate of Daimler AG (Daimler) at a price of $28.76 per share, for aggregate proceeds of $59.1 million.

The shares described above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds

Our initial public offering (IPO) of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) which was declared effective by the Securities and Exchange Commission on June 28, 2010 which registered an aggregate of 15,295,000 shares of our common stock, including 1,995,000 shares that the underwriters had the option to purchase. On July 2, 2010, we sold 11,880,600 shares on for gross proceeds of $202.0 million. We paid the underwriters underwriting discounts and commissions of $13.1 million and incurred additional offering costs of approximately $4.4 million. After deducting the underwriting discounts and commissions and the offering costs, we received net proceeds of approximately $184.5 million. There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through December 31, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and other operating expenses.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Automotive sales	$148,568	$97,078	$111,943	$14,742	$73
Development services	55,674	19,666	—	—	—

Total revenues	204,242	116,744	111,943	14,742	73
Cost of revenues (1):
Automotive sales	115,482	79,982	102,408	15,883	9
Development services	27,165	6,031	—	—	—

Total cost of revenues	142,647	86,013	102,408	15,883	9
Gross profit (loss)	61,595	30,731	9,535	(1,141)	64
Operating expenses (1):
Research and development (net of development Compensation of $23,249 for the year ended December 31, 2009)	208,981	92,996	19,282	53,714	62,753
Selling, general and administrative	104,102	84,573	42,150	23,649	17,244

Total operating expenses	313,083	177,569	61,432	77,363	79,997

Loss from operations	(251,488)	(146,838)	(51,897)	(78,504)	(79,933)
Interest income	255	258	159	529	1,749
Interest expense	(43)	(992)	(2,531)	(3,747)	—
Other income (expense), net (2)	(2,646)	(6,583)	(1,445)	(963)	137

Loss before income taxes	(253,922)	(154,155)	(55,714)	(82,685)	(78,047)
Provision for income taxes	489	173	26	97	110

Net loss	$(254,411)	$(154,328)	$(55,740)	$(82,782)	$(78,157)

Net loss per share of common stock, basic and diluted (3)	$(2.53)	$(3.04)	$(7.94)	$(12.46)	$(22.69)

Weighted average shares used in computing net loss per share of common stock, basic and diluted (3)	100,388,815	50,718,302	7,021,963	6,646,387	3,443,806

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$670	$243	$61
Research and development	13,377	4,139	376
Selling, general and administrative	15,372	16,774	997

Total	$29,419	$21,156	$1,434

(2)	In January 2010, we issued a warrant to the Department of Energy (DOE) in connection with the closing of our DOE loan facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our initial public offering (IPO) in July 2010. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will become exercisable in quarterly amounts depending on the average outstanding balance of our the DOE loan facility during the prior quarter. Since the number of shares of common stock ultimately issuable under the warrant will vary, this warrant will be carried at its estimated fair value with changes in the fair value of this common stock warrant liability reflected in other income (expense), net, until its expiration or vesting. Potential shares of common stock issuable upon exercise of the DOE warrant will be excluded from the calculation of diluted net loss per share of common stock until at least such time as we generate a net profit in a given period.
(3)	Diluted net loss per share of common stock is computed excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of stock options to purchase shares of our common stock and warrants to purchase shares of our convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the if-converted method). For purposes of these calculations, potential shares of common stock have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive since we generated a net loss in each period.

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$255,266	$99,558	$69,627	$9,277	$17,211
Short-term marketable securities	25,061	—	—	—	—
Restricted cash—current (1)	23,476	73,597	—	—	—
Property, plant and equipment, net (2)	298,414	114,636	23,535	18,793	11,998
Working capital (deficit)	181,499	150,321	43,070	(56,508)	(28,988)
Total assets	713,448	386,082	130,424	51,699	34,837
Convertible preferred stock warrant liability (3)	—	—	1,734	2,074	191
Common stock warrant liability (3)	8,838	6,088	—	—	—
Capital lease obligations, less current portion	2,830	496	800	888	18
Long-term debt (4)	268,335	71,828	—	—	—
Convertible preferred stock	—	—	319,225	101,178	101,178
Total stockholders’ equity (deficit)	224,045	207,048	(253,523)	(199,714)	(117,846)

(1)	Upon the completion of our IPO and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund a restricted dedicated account as required under the provisions of our DOE loan facility. This dedicated account can be used by us to fund any cost overruns for our projects and is used as a mechanism to defer advances under the DOE loan facility. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE loan facility. Upon completion of our final advance under the DOE loan facility, the balance in the dedicated account will be fully transferred out of the dedicated account.
(2)	In October 2010, we completed the purchase of our Tesla Factory and certain of the manufacturing assets located thereon.
(3)	In January 2010, we issued a warrant to the DOE in connection with the closing of our DOE loan facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our IPO in July 2010.
(4)	In January 2010, we closed our DOE loan facility and began making draw downs under the loan facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview and 2011 Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network, and market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We were incorporated in Delaware in July 2003, opened our first store in Los Angeles, California in May 2008, and introduced our first vehicle, the Tesla Roadster, in early 2008. We are targeting our second vehicle, the Model S sedan, for a significantly broader customer base than the Tesla Roadster and plan to manufacture Model S in higher volumes than those for the Tesla Roadster. First customer deliveries of Model S are planned by July 2012. We have also recently revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system.

During the year ended December 31, 2011, we recognized total revenues of $204.2 million, an increase of 75% over total revenues of $116.7 million for the year ended December 31, 2010. Automotive sales revenue of $148.6 million increased 53% from the year ended December 31, 2010, driven by strong customer demand for the Tesla Roadster globally and significantly higher powertrain component sales. We completed 2011 with cumulative deliveries worldwide from inception of approximately 2,150 Roadsters and concluded the production run of the Tesla Roadster in January 2012. We expect to sell our remaining Tesla Roadsters primarily in Europe and Asia during 2012 until our inventory is depleted.

Development services revenue increased to $55.7 million for the year ended December 31, 2011 from $19.7 million for the year ended December 31, 2010, due primarily to our development activities for the Toyota Motor Corporation (Toyota) RAV4 EV program for a full electric powertrain system. We completed planned milestones and deliveries of samples to Toyota during the year, and we currently expect to complete our remaining development services milestones and sample deliveries during the first quarter of 2012.

We made significant progress on the Model S program this year and we remain on schedule to commence customer deliveries by July 2012. During the year, we moved from building alpha to beta prototypes and performed detailed testing of systems integration, performance and safety. Our significant efforts in development and testing, both of which are ongoing, has allowed us to further refine the overall design of Model S and its constituent parts as well as the production and assembly processes to manufacture the vehicle. In October 2011, we finalized a long term supply contract with Panasonic Corporation for battery cells to be used in our products, which gives us increased visibility into our variable costs.

Research and development expenses included expenses related to Model S alpha and beta prototype build, development of the Tesla Factory, significant engineering, design and testing work being undertaken to support Model S development, design and engineering activities related to Model X, and other research and development activities. Research and development expenses for the year ended December 31, 2011 were $209.0 million, compared to $93.0 million for the year ended December 31, 2010.

In addition to Model S engineering, we also experienced significant activity at the Tesla Factory, where we intend to produce our Model S, Model X and future vehicles. Significant construction has taken place and detailed manufacturing readiness plans are being executed. Almost all of our Model S vehicle manufacturing equipment has been installed at the Tesla Factory. As part of our testing and qualifying activities of our manufacturing equipment, we are now assembling beta prototype vehicles at the Tesla Factory and expect to start building release candidate vehicles in the first quarter of 2012. During this process, we are continuing to fine-tune our production processes and incorporate a higher percentage of production-intent components into the cars. Once we complete these activities, the Tesla Factory will be fully commissioned for production and ready for its intended use. As a result of investments being made in the Tesla Factory and related supplier tooling for Model S, capital expenditures increased to $197.9 million for the year ended December 31, 2011, compared to $105.4 million for the year ended December 31, 2010. Our capital expenditures in 2010 were comprised primarily of payments we had made towards the purchase of the Tesla Factory from New United Motor Manufacturing, Inc. (NUMMI).

With the opening of our Santana Row store in 2011, we launched what we believe to be a new and unique retail experience designed to engage and inform potential customers about electric vehicles in general, learn about Tesla’s innovations and configure their cars through hands-on interactive screens. During the year, we further expanded our company-owned retail network with the opening of several more stores in the United States utilizing the new store concept embodied by our Santana Row Tesla store. Some of these new stores will replace existing stores which we plan to continue using as service locations. As a result of our activities to support the sales of the Tesla Roadster, the opening and operation of new stores, higher store-related and marketing activities, as well as the growth of our business in general, we incurred higher selling, general and administrative expenses of $104.1 million for the year ended December 31, 2011 when compared to expenses of $84.6 million for the year ended December 31, 2010.

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

Along with the proceeds from our public offerings and private placements, our continued draw-downs under the Department of Energy Loan Facility (DOE Loan Facility) and other sources of cash including cash from the sales of the Tesla Roadster, development services to Toyota, sales of powertrain components to Daimler, and cash received from refundable reservation payments for our Model S, provided the liquidity to fund our Model S, Model X and powertrain development activities, as well as our capital investments in manufacturing infrastructure. During the year ended December 31, 2011, we received $204.4 million in draw-downs under the DOE Loan Facility bringing our total long-term debt under the facility to $276.3 million. As we continue to progress on our Model S and powertrain activities, we expect to continue making draw-downs under the DOE Loan Facility.

As of December 31, 2011, we had $492.7 million in principal sources of liquidity available from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $255.3 million which includes investments in money market funds, short-term marketable securities of $25.1 million, cash of $23.5 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and $188.8 million available under the DOE Loan Facility. We expect that these principal sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity until we reach profitability in 2013.

Management Opportunities, Challenges and Risks

Our principal focus has continued to be on the disciplined development of Model S so that we can commence deliveries by July 2012. We have also been focused on the continued sales of the Tesla Roadster and powertrain components, development services activities with our strategic partners, advanced engineering work on the planned Model X and pursuing new electric powertrain opportunities with automobile manufacturers.

In January 2012, we concluded the production run of our current generation Tesla Roadster. Through December 31, 2011, we had delivered approximately 2,150 Roadsters to customers. We plan to sell our remaining Tesla Roadsters during 2012 primarily in Europe and Asia until our inventory is depleted.

Powertrain component sales in 2011 were driven primarily by our deliveries to supply Daimler AG (Daimler) with battery packs and chargers for the Daimler Smart fortwo and A-Class EV programs. We completed both of these production programs as of December 31, 2011. In July 2011, we entered into a supply and services agreement with Toyota for the production of an electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software, which will be integrated into the Toyota RAV4 EV. Additionally, we will provide Toyota with certain services related to the supply of these components. Pursuant to the agreement, Toyota will pay us approximately $100 million from 2012 through 2014 based on our delivery of these components for the Toyota RAV4 EV. Due to the wind down of the Daimler Smart fortwo and A-Class EV production programs at the end of 2011, we expect powertrain component sales to be limited until the planned start of production of the Toyota RAV4 EV powertrain system in the first half of 2012.

As we have a limited number of the Tesla Roadsters left for sale and as we expect powertrain component sales to decline until the start of production for the Toyota RAV4 EV program, we anticipate our automotive sales will decline, potentially significantly, just prior to the planned launch of our Model S. The launch of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles and electric powertrain systems.

We completed all of our planned milestones and deliveries of samples to Toyota during 2011, and we currently expect to complete our remaining development services milestones and sample deliveries during the first quarter of 2012. As such, we expect that the remaining development services revenue under the Toyota RAV4 EV program will also be recognized in the first quarter. Since the revenue related to development services milestones are recognized when achieved while milestone costs must be expensed as incurred, our development services gross margin will reflect this favorability when we recognize our final Toyota RAV4 EV milestones in 2012. In November 2011, we received a letter of intent from Daimler for a full electric powertrain program for a vehicle in the Mercedes line and recently, we received a purchase order to begin the development work. However, we have not yet finalized with Daimler the terms for this program and may never do so. Due to timing differences that may arise between the recognition of future milestone revenue and the underlying costs of development services, the gross margin from our development services activities may vary from period to period as we have seen under our previous development services agreements including that for the Toyota RAV4 EV program.

The build of Model S beta prototypes continues to progress and we will begin building release candidate vehicles in the first quarter of 2012. We continue to work closely with suppliers to design, develop and test components that will meet our anticipated production design specifications and schedule. Ensuring that our design, engineering, operations and manufacturing engineering teams, and our suppliers, execute on all significant activities will be critical to a timely launch of first customer deliveries of our Model S by July 2012. Our continuing negotiations with suppliers and the adequate maturation of our manufacturing capabilities will influence our ability to achieve the cost per unit that we are currently projecting. Our plan to commence deliveries of Model S by July 2012 is also dependent upon the timely availability of funds from the DOE Loan Facility, upon our finalizing the related design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system. We currently plan to start production of Model X in the fourth quarter of 2013 with significant deliveries in 2014. Our ability to develop and introduce the Model X in this timeframe is based on our expectations of leveraging the Model S platform. Additionally, if there is a lower level of commonality between Model S and Model X than anticipated, our future development and tooling costs may exceed expectations.

Our operating expenses in 2011 have been significant as we continued to execute on the Model S program and are systematically and strategically expanding our sales and service infrastructure globally to support the launch of Model S. As we continue to make significant investments in research and development and our infrastructure to launch Model S as well as incur costs for the development of Model X, we expect to continue generating a net loss until we reach planned volume sales of Model S in 2013. As pre-production expenses and development and prototyping costs cannot be capitalized, we expect our operating expenses to continue increasing due to our ongoing activities to prepare the Tesla Factory for production, refine Model S through our engineering and testing on beta prototype and release candidate vehicles, and continue the advanced engineering work on Model X. Once we start recognizing revenue from the sales of Model S, our Model S production costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, will begin to be reflected in cost of automotive sales.

Capital spending for the Model S program will continue into 2012 as we complete our commissioning activities of the Tesla Factory and as we make final payments for tooling and manufacturing equipment required for production. Depreciation of our capital expenditures related to the manufacturing of Model S will begin with the start of Model S production. We anticipate that most of the capital expenditures on Model S will continue to be funded by the DOE Loan Facility until the launch of Model S. We also anticipate our aggregate capital expenditures for 2012 to be comparable to that in 2011, primarily focused on vehicle development and manufacturing activities for Model S and Model X.

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

Revenue Recognition

Automotive Sales

We recognize automotive sales revenue from sales of the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle, or ZEV credits. We also recognize automotive sales revenue from the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other manufacturers. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

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

Effective January 1, 2011, we adopted amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after January 1, 2011. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. For fiscal 2011 and future periods, when a sales arrangement contains multiple elements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have been able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicles accessories and options separately, outside of any multiple element arrangements. Therefore, there were no material differences between total revenue reported and pro forma total revenues that would have been reported during the year ended December 31, 2011, if the transactions entered into or materially modified after January 1, 2011 were subject to previous accounting guidance.

Development Services

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs, chargers and sample vehicles to meet a customer’s specifications. Beginning in the quarter ended March 31, 2010, we started entering into such contracts with the expectation that our development services would constitute a viable revenue-generating activity. Revenue is recognized as a development arrangement is finalized, the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheet. Increased complexity to our development agreements or changes in our judgments and estimates regarding application of these revenue recognition guidelines could result in a change in the timing or amount of revenue recognized in future periods.

Costs of development services are expensed as incurred. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of development services.

Prior to 2010, compensation from the Smart fortwo EV development arrangement with Daimler, which is discussed below under “Development Compensation”, was recorded as an offset to research and development expenses. This early arrangement was motivated primarily by the opportunity to engage Daimler and at the same time, jointly progress our own research and development activities with the associated development compensation.

Development Compensation

We began receiving payments under the Smart fortwo EV development arrangement with Daimler in the year ended December 31, 2008 to compensate us for the cost of our development activities. We deferred recognition for these payments received in advance of the execution of the final agreement because a number of significant contractual terms were not in place prior to that time. Upon entering into the final agreement in May 2009, we began recognizing the deferred development compensation as an offset to our research and development expenses on a straight-line basis. This amount was recognized over the expected life of the agreement, beginning in May 2009 and continuing through November 2009. Payments that we received upon the achievement of development milestones subsequent to contract execution in May 2009 were recognized upon achievement and acceptance of the respective milestones. All amounts received under this development agreement have been recognized as an offset to our research and development expenses in the consolidated statement of operations. All development activities under this agreement were completed as of December 31, 2009.

Marketable Securities

During the year ended December 31, 2011, we purchased marketable securities including commercial paper and corporate debt. All marketable securities are designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other expense, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other expense, net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Once inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the years ended December 31, 2011, 2010 and 2009, we recorded write-downs of $1.8 million, $1.0 million and $1.4 million, in cost of automotive sales, respectively.

The inventory amounts are based on our current estimates of demand, selling prices and production costs. Should our estimates of future selling prices or production costs change, material changes to these reserves may be required. Further, a small change in our estimates may result in a material charge to our reported financial results.

Warranties

We accrue warranty reserves at the time a vehicle or powertrain component is delivered to a customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a new vehicle or powertrain component and accordingly, the adjustments that we record may be material. As of December 31, 2011 and 2010, we had $6.3 million and $5.4 million in warranty reserves, respectively. Adjustments to warranty reserves are recorded in cost of automotive sales.

It is likely that as we sell additional Tesla Roadsters and powertrain components and as we repair or replace items under warranty, we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

Valuation of Stock-Based Awards, Common Stock and Warrants

Stock-Based Compensation

We use the fair value method of accounting for our stock options granted to employees and Employee Stock Purchase Plan (ESPP) which require us to measure the cost of employee services received in exchange for the stock-based awards, based on the grant date fair value of the awards. The fair value of the awards is estimated using the Black-Scholes option-pricing model. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period which is generally four years for stock options and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of forfeitures.

The fair value of each stock-based award was estimated on the grant date for the periods below using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate:
Stock options	2.0%	2.0%	2.2%
ESPP	0.2%	—	—
Expected term (in years):
Stock options	6.0	5.3	4.6
ESPP	0.5	—	—
Expected volatility:
Stock options	70%	71%	64%
ESPP	59%	—	—
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	—	—

If in the future we determine that another method for calculating the fair value of our stock-based awards is more reasonable, or if another method for calculating the above input assumptions is prescribed by authoritative guidance, the fair value calculated for our stock-based awards could change significantly.

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

Our expected volatility is derived from the historical volatilities of several unrelated public companies within industries related to our business, including the automotive OEM, automotive retail, automotive parts and battery technology industries, because we have limited trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. Our historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor.

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

As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities, expected lives and forfeiture rates, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in our cost of revenues, research and development expenses, and selling, general and administrative expenses.

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

Common Stock Valuation

Upon the completion of our IPO on July 2, 2010, our common stock has been valued by reference to its publicly traded price. Prior to the IPO, we historically granted stock options with exercise prices equal to the fair value of our common stock as determined at the date of grant by our Board of Directors. Because there was no public market for our common stock, our Board of Directors determined the fair value of our common stock by considering a number of objective and subjective factors, including the following:

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

Included in the December 4, 2009 awards, were 6,711,972 stock options granted to our Chief Executive Officer comprised of two grants. In recognition of his and our company’s achievements and to create incentives for future success, the Board of Directors approved an option grant representing 4% of our fully-diluted share base prior to such grant as of December 4, 2009, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date. In addition, to create incentives for the attainment of clear performance objectives around a key element of our current business plan—the successful launch and commercialization of Model S—the Board of Directors approved additional options totaling an additional 4% of our fully-diluted shares prior to such grant as of December 4, 2009, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming Mr. Musk’s continued service to us through each vesting date:

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of Model S Engineering Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of Model S Validation Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the first Model S Production Vehicle; and

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the 10,000th Model S Production Vehicle.

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

Our projected cash flows were primarily derived from our Tesla Roadster, Model S and powertrain revenue streams. In more recent valuations, these cash flow projections took into account the fact that we had been selling the Tesla Roadster since 2008, that we began selling powertrain components in the quarter ended December 31, 2009 and our anticipation of Model S production in mid-2012.

Under the market approach, the total enterprise value of the company was estimated by comparing our business to similar businesses whose securities are actively traded in public markets, or businesses that are involved in a public or private transaction. Prior transactions in our stock were also considered as part of the market approach methodology. We selected revenue valuation multiples derived from trading multiples of public companies that participate in the automotive OEM, automotive retail, automotive parts and battery technology industries. These valuation multiples were then applied to the equivalent financial metric of our business, giving consideration to differences between our company and similar companies for such factors as company size and growth prospects.

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

Our common stock valuations have required the significant use of estimates and assumptions. If different estimates and assumptions had been used, our common stock valuations could have been significantly different and related stock-based compensation expense may be materially impacted.

Warrants

We have accounted for our freestanding warrants to purchase shares of our convertible preferred stock as liabilities at fair value upon issuance. We have recorded the warrants as a liability because the underlying shares of convertible preferred stock are contingently redeemable and, therefore, may obligate us to transfer assets at some point in the future. The warrants are subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized as a component of other expense, net, on the consolidated statements of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2011, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the United States and various foreign jurisdictions, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are subject to audit by the various federal, state and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our accounting consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a material change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely. The guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. We anticipate adopting the guidance in fiscal 2012. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Revenues
Automotive sales	$148,568	$97,078	$111,943
Development services	55,674	19,666	—

Total revenues	204,242	116,744	111,943
Cost of revenues
Automotive sales	115,482	79,982	102,408
Development services	27,165	6,031	—

Total cost of revenues	142,647	86,013	102,408
Gross profit	61,595	30,731	9,535
Operating expenses
Research and development (net of development compensation of $23,249 for the year ended December 31, 2009)	208,981	92,996	19,282
Selling, general and administrative	104,102	84,573	42,150

Total operating expenses	313,083	177,569	61,432

Loss from operations	(251,488)	(146,838)	(51,897)
Interest income	255	258	159
Interest expense	(43)	(992)	(2,531)
Other expense, net	(2,646)	(6,583)	(1,445)

Loss before income taxes	(253,922)	(154,155)	(55,714)
Provision for income taxes	489	173	26

Net loss	$(254,411)	$(154,328)	$(55,740)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Vehicle, options and related sales	$101,708	$75,459	$111,555
Powertrain component and related sales	46,860	21,619	388

Total automotive sales	$148,568	$97,078	$111,943

Automotive sales for the year ended December 31, 2011 were $148.6 million, an increase from $97.1 million for the year ended December 31, 2010. Vehicle, options and related sales represent sales of the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle credits. Powertrain component and related sales represent the sales of electric vehicle powertrain components, such as battery packs and battery chargers, to other manufacturers.

Vehicle, options and related sales for the year ended December 31, 2011 were $101.7 million, an increase from $75.5 million for the year ended December 31, 2010. The increase in vehicle, options and related sales was primarily attributable to an increase in the number of Tesla Roadsters that we sold, particularly in North America and Asia, coupled with slightly higher average selling prices. Under our supply agreement with Lotus, we have built 2,500 Roadster gliders. We plan to sell our remaining Tesla Roadsters primarily in Europe and Asia during 2012 until our inventory is depleted.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases. Lease revenues are recorded in vehicle, options and related sales within automotive sales revenue and for the years ended December 31, 2011 and 2010, we recognized $3.0 million and $0.8 million, respectively. During the years ended December 31, 2011 and 2010, approximately 6% and 14% of the vehicles delivered during those years were under operating leases. As of December 31, 2011 and 2010, we had deferred revenues of $0.8 million and $1.1 million of down payments which will be recognized over the term of the individual leases, respectively.

Powertrain component and related sales for the year ended December 31, 2011 were $46.9 million, an increase from $21.6 million for the year ended December 31, 2010. The increase in powertrain component and related sales was primarily due to significant shipments of battery packs and chargers to Daimler. We began delivering battery packs and chargers for the Daimler Smart fortwo EV program at the end of 2009, and for the Daimler A-Class EV program late in the fourth quarter of 2010. Production for both the Smart fortwo and A-Class EV programs was completed as of December 31, 2011.

Automotive sales for the year ended December 31, 2010 were $97.1 million, a decrease from $111.9 million for the year ended December 31, 2009. Vehicle, options and related sales for the year ended December 31, 2010 were $75.5 million, a decrease from $111.5 million for the year ended December 31, 2009.

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

Powertrain component and related sales for the year ended December 31, 2010 were $21.6 million, compared to $0.4 million for the year ended December 31, 2009. During the year ended December 31, 2009, we were selected by Daimler to supply it with battery packs and chargers to support a trial of the Smart fortwo EV program in a least five European cities. We began delivering and recognizing revenue for these production battery packs and chargers at the end of 2009.

Prior to 2010, most of our revenues had been generated through sales of our vehicles in the United States and we had no revenues from sales outside of the United States prior to the third quarter of 2009. Our international sales commenced with the launch of the Tesla Roadster in Europe in July 2009 and since then, we have recognized revenue from sales of the Tesla Roadster in additional countries including Canada, Japan and Hong Kong. For the years ended December 31, 2011, 2010 and 2009, 49%, 55% and 19% of our revenue from vehicle, options and related sales, respectively, were derived outside of the United States. For the same periods, all of our powertrain component and related sales were derived outside of the United States.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs and chargers to meet customer’s specifications.

Development services revenue for the year ended December 31, 2011 was $55.7 million, an increase from $19.7 million for the year ended December 31, 2010. Beginning in the first quarter of 2010, we started entering into development services arrangements with the expectation that our development services would constitute a viable revenue-generating activity. We began recognizing development services revenue during the first quarter of 2010 with the development and delivery of modular battery packs for Freightliner Custom Chassis Corporation (Freightliner), an affiliate of Daimler. These battery packs were to be used in electric delivery vans in a limited number of Freightliner’s customer trials. Prior to 2010, compensation that we had received from our first development arrangement with Daimler for battery packs and chargers for its Smart fortwo EV program, was recorded as an offset to research and development expenses. This early arrangement was motivated primarily by the opportunity to engage Daimler and at the same time, jointly progress our own research and development activities with the associated development compensation.

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

In July 2010, we entered into an agreement with Toyota to initiate development of an electric powertrain for the Toyota RAV4 EV. Under this Phase 0 development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. Through June 30, 2011, we had completed all prototype vehicles under the Phase 0 agreement and for the years ended December 31, 2011 and 2010, we recognized $7.6 million and $1.3 million in development service revenue, respectively.

In October 2010, we also entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to this agreement, Toyota would pay us up to $60.0 million for the anticipated development services to be provided by us over the expected term of our performance, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the year ended December 31, 2011 and 2010, we completed various milestones and delivered samples under the Phase 1 agreement. Including the amortization of our upfront payment, for the years ended December 31, 2011 and 2010, we recognized $47.4 million and $3.3 million in development services revenue, respectively, under the Phase 1 agreement. We expect that the Phase 1 agreement, and the associated development services revenues, will be completed by early 2012.

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

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services. Cost of revenues for the year ended December 31, 2011 was $142.6 million, an increase from $86.0 million for the year ended December 31, 2010. The increase in cost of automotive sales for the year ended December 31, 2011 was driven primarily by an increase in the number of vehicles that we sold and the increased shipments of battery packs and chargers to Daimler. We began delivering battery packs and chargers for the Daimler Smart fortwo EV program at the end of 2009 and for the Daimler A-Class EV program at the end of 2010. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. The increase in cost of development services was driven primarily by our activities for the Toyota RAV4 EV program which began in the second half of 2010.

Gross profit for the year ended December 31, 2011 was $61.6 million, an increase from $30.7 million for the year ended December 31, 2010. The increase was driven primarily by higher sales of the Tesla Roadster coupled with higher average selling prices and ongoing cost improvement program on the Roadster, increased shipments of battery packs and chargers to Daimler, as well as gross profit from our development services activities which we expanded in the latter half of 2010 with the Toyota RAV4 EV program.

Cost of revenues for the year ended December 31, 2010 was $86.0 million, a decrease from $102.4 million for the year ended December 31, 2009. The decrease in cost of revenues was driven primarily by the significant number of vehicles delivered during the first three quarters of 2009 from fulfilling customer reservations placed prior to 2009. The decrease in cost of revenues from automotive sales for the year ended December 31, 2010 was partially offset by the increase in cost of revenues from our development services activities.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense. Overhead costs related to the Tesla Factory prior to the start of production of Model S are also included in research and development expenses. Also included in research and development expenses are development services costs that we incur, if any, prior to the finalization of agreements with our development services customers as reaching a final agreement and revenue recognition is not assured. Development services costs incurred after the finalization of an agreement are recorded in cost of revenues.

Research and development expenses for the year ended December 31, 2011 were $209.0 million, an increase from $93.0 million for the year ended December 31, 2010. The $116.0 million increase in research and development expenses during the year ended December 31, 2011 consisted primarily of a $38.1 million increase in materials and prototyping expenses primarily to support our Model S alpha and beta builds, overhead costs related to the Tesla Factory, powertrain development activities, a $30.9 million increase in costs related to Model S and Model X engineering, design and testing activities incurred by our suppliers, a $30.4 million increase in employee compensation expenses from higher headcount, a $9.7 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants, and a $7.0 million increase in office, information technology and facilities-related costs to support the growth of our business.

Research and development expenses for the year ended December 31, 2010 were $93.0 million, an increase from $19.3 million for the year ended December 31, 2009. Research and development expenses during the year ended December 31, 2009 included $23.2 million in Daimler Smart fortwo EV development compensation which was recorded as an offset to research and development expenses. The $73.7 million increase in research and development expenses during the year ended December 31, 2010 consisted primarily of a $25.0 million increase in employee cash and stock-based compensation expenses primarily associated with significantly higher headcount to support our Model S and powertrain development activities, the $23.2 million Daimler development compensation offset recognized during the year ended December 31, 2009, a $10.5 million increase in materials and prototyping expenses primarily to support our Model S alpha build as well as powertrain development activities, a $10.7 million increase in professional and outside services costs related to Model S engineering, design and testing activities, and a $1.6 million increase in office, information technology and facilities-related costs to support the growth of our business, including our transition to our Palo Alto headquarters.

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

We have significantly increased our research and development efforts for Model S, which has resulted in an increase in our research and development expenses. We anticipate that our research and development expenses will rise moderately as we incur additional costs to further develop Model S, to develop Model X and to operate our Tesla Factory in Fremont, California prior to the start of Model S production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses for the year ended December 31, 2011 were $104.1 million, an increase from $84.6 million for the year ended December 31, 2010. The $19.5 million increase in our selling, general and administrative expenses during the year ended December 31, 2011 consisted primarily of a

$12.3 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $4.1 million increase in office, information technology and facilities-related costs to support the growth of our business, a $2.4 million increase in professional and outside services costs, and a $1.7 million increase in costs principally related to our Tesla store and gallery openings. The increase is also attributable to a $1.0 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants. The increase for the year ended December 31, 2011 was partially offset by an additional stock-based compensation charge of $2.4 million recognized during the year ended December 31, 2010, which reflected a correction of stock-based compensation expense that should have been recorded during the year ended December 31, 2009.

Selling, general and administrative expenses for the year ended December 31, 2010 were $84.6 million, an increase from $42.2 million for the year ended December 31, 2009. The $42.4 million increase in our selling, general and administrative expenses during the year ended December 31, 2010 consisted primarily of a $15.8 million increase in stock-based compensation expense related to a larger number of outstanding equity awards, expense related to performance-based awards, an increasing common stock valuation applied to new grants made in 2010, and an additional stock-based compensation charge of $2.4 million which reflected a correction of stock-based compensation expense that should have been recorded during the year ended December 31, 2009; a $13.4 million increase in employee cash compensation expenses related to higher sales and marketing headcount to support a larger number of stores in the United States and Europe and higher general and administrative headcount to support the expansion of the business; a $7.1 million increase in office, information technology and facilities-related costs to support the growth of our business, including the opening of new stores and service locations and our transition to our Palo Alto headquarters; a $3.2 million increase in travel and expenses related to our sales and marketing activities; and a $1.0 million increase in professional services costs related to ongoing trademark and patent work, recruiting, as well as general corporate development activities.

We expect selling, general and administrative expenses to increase in future periods as we continue to grow and expand our operations, increase our sales and marketing activities to handle our expanding market presence and prepare for the planned Model S commercial launch by July 2012, and as we support the requirements of being a public company. We plan to open additional stores and service centers during 2012, mostly in the United States, and some of these stores will replace existing stores, which we may continue to use as service locations.

Interest Expense

Our interest expense is primarily due to our loans under the DOE Loan Facility which we began accessing in 2010. Although interest expense will increase as we continue to draw down on the DOE Loan Facility to fund our Model S and powertrain activities, we expect to capitalize this interest to construction in progress until the start of Model S production. During the years ended December 31, 2011 and 2010, we capitalized $5.1 million and $0.8 million, respectively, of interest expense to construction in progress.

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

Other Expense, Net

Other expense, net consists primarily of the change in the fair value of our warrant liabilities and transaction gains and losses on our foreign currency-denominated assets and liabilities. We expect our transaction gains and losses will vary depending upon movements in the underlying exchange rates. Income or charges resulting from the change in the fair value of our convertible preferred stock warrant liability, excluding the DOE warrant liability, was eliminated after July 2, 2010, as these warrants were net exercised at the completion of our IPO. The DOE convertible preferred stock warrant which we issued in January 2010, became a common stock warrant on July 2, 2010 and is carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net, until its expiration or vesting.

Other expense, net, for the year ended December 31, 2011 was $2.6 million, a decrease from other expense, net, of $6.6 million for the year ended December 31, 2010. The decrease in expense for the year ended December 31, 2011 was primarily due to the elimination of warrant liabilities, excluding the DOE warrant liability, upon the completion of our IPO in July 2010.

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

Provision for Income Taxes

Our provision for income taxes for the year ended December 31, 2011 was $0.5 million, an increase from $0.2 million for the year ended December 31, 2010. The increase was due primarily to the increase in taxable income in our international jurisdictions.

Our provision for income taxes for the year ended December 31, 2010 was $0.2 million, an increase from $26,000 for the year ended December 31, 2009. The increase was due primarily to the launch of the Tesla Roadster in Europe in July 2009 and the ensuing increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through the year ended December 31, 2011, we had accumulated net operating losses of $669.4 million and have used $445.0 million of cash in operations. As of December 31, 2011, we had $492.7 million in principal sources of liquidity available from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility. This includes our cash and cash equivalents in the amount of $255.3 million which included investments in money market funds, our short-term marketable securities in the amount of $25.1 million, cash of $23.5 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility, and approximately $188.8 million available under the DOE Loan Facility, which is primarily intended to cover spending related to the development of Model S and our powertrain activities. Other sources of cash also include cash from the sales of the Tesla Roadster, cash from the provision of development services, sales of powertrain components and refundable reservation payments for our Model S.

We expect that our current sources of liquidity, including cash, cash equivalents, short-term marketable securities, cash held in our dedicated DOE account and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities will provide us adequate liquidity until we reach profitability in 2013. This capital will fund our ongoing operations, continue research and development projects, establish sales and service centers, improve infrastructure such as expanded battery pack assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model S and to continue development of Model X. The acceleration of the development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We may also choose to opportunistically raise additional funds if market conditions are favorable. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (such loan facility, including amendments thereto, the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project.

Our DOE Loan Facility draw-downs were as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% - 1.5%

Remaining Balance, December 31, 2011	$188,797

In February 2012, we received additional loans under the DOE Loan Facility of $14.4 million at interest rates ranging from 0.9% to 1.4%.

We have agreed that, in connection with the sale of our stock in any follow-on equity offering, at least 50% of the net offering proceeds will be received by us. Offering proceeds may not be used to pay bonuses or other compensation to officers, directors, employees or consultants in excess of the amounts contemplated by our business plan approved by the DOE.

Upon completion of our IPO in 2010, we set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account is used by us to fund any cost overruns for our powertrain and Tesla Factory projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs upfront, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be then required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of December 31, 2011 and 2010, $23.5 million and $73.6 million were held in the dedicated account, respectively.

For more information on the DOE Loan Facility, see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

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

Follow-on Offering and Concurrent Private Placements

In June 2011, we completed a follow-on offering of common stock in which we sold a total of 6,095,000 shares of our common stock and received cash proceeds of $172.7 million from this transaction, net of underwriting discounts.

Concurrent with our follow-on offering, we also sold 1,416,000 shares of our common stock to Elon Musk, our Chief Executive Officer and cofounder, and 637,475 shares of our common stock to Blackstar Investco LLC, an affiliate of Daimler and received total cash proceeds of $59.1 million in the private placements. No underwriting discounts or commissions were paid in connection with these private placements.

Leasing Activities

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value.

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our leasing operations materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the years ended December 31, 2011 and 2010, approximately 6% and 14% of the vehicles delivered during these periods were under operating leases. As of December 31, 2011 and 2010, we had deferred revenues of $0.8 million and $1.1 million of down payments which will be recognized over the term of the individual leases. Through December 31, 2011, our leasing activity has not had a significant adverse impact on our liquidity.

Reservation Payments

A source of our cash flows from operations has been through our receipt of reservation payments from our customers. Reservation payments consist of reservation payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster, Model S or Model X. For our Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For Model S and Model X, we require an initial refundable reservation payment of at least $5,000. For Tesla Roadsters purchased directly from our showrooms, no deposit is required. Prior to the second quarter of 2010, our reservation policy was to accept reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the second quarter of 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. The full payment of the purchase price of the vehicle is required only upon delivery of the vehicle to the customer. Reservation payments for a vehicle are recorded as a current liability when received. No later than upon the delivery of a vehicle, the reservation payments collected on a customer’s account are applied against the total purchase price of the vehicle.

Summary of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(114,364)	$(127,817)	$(80,825)
Net cash used in investing activities	(175,928)	(180,297)	(14,244)
Net cash provided by financing activities	446,000	338,045	155,419

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

Net cash used in operating activities was $114.4 million for the year ended December 31, 2011. The largest component of our cash used during this period related to our net loss of $254.4 million, which included non-cash charges of $29.4 million related to stock-based compensation expense, $16.9 million related to depreciation and amortization and $2.8 million related to the fair value change in our warrant liability. Significant operating cash outflows were primarily related to $313.1 million of operating expenses, $142.6 million of cost of revenues and a $13.6 million increase in inventory and operating lease vehicles, partially offset by a $44.2 million increase in accounts payable and accrued liabilities, and a $2.6 million increase in other long-term liabilities. Inventory increased to meet our production requirements for the Tesla Roadster as we planned for the final production of the Tesla Roadster and powertrain component sales as well as leasing activities. The increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments.

Significant operating cash inflows during the year ended December 31, 2011 were comprised primarily of automotive sales of $148.6 million, $55.7 million of development services revenue and a $61.0 million net increase in reservation payments, partially offset by a $2.8 million increase in accounts receivable and a $1.9 million decrease in deferred revenue. The increase in accounts receivable was related primarily to receivables from Toyota for shipments of powertrain components under the Toyota RAV4 EV Phase 1 contract services agreement and shipments of battery packs and chargers to Daimler under the Daimler Smart fortwo and A-Class EV programs.

Net cash used in operating activities was $127.8 million during the year ended December 31, 2010. The largest component of our cash used during this period related to our net loss of $154.3 million, which included non-cash charges of $21.2 million related to stock-based compensation expense, $10.6 million related to depreciation and amortization and $5.0 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $177.6 million of operating expenses, $86.0 million of cost of revenues, a $28.5 million increase in inventory and operating lease vehicles, and a $5.0 million increase in prepaid expenses and other current assets, partially offset by a $13.3 million increase in accrued liabilities and a $3.5 million increase in other long-term liabilities. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales while the increase in prepaid expenses and other current assets and accrued liabilities was due to both the growth of our business, as well as our increased manufacturing and Model S development activities. Operating lease vehicles increased with the introduction of our leasing program in 2010. Other long-term liabilities increased as a result of higher warranty liability from sales of the Tesla Roadster.

Significant operating cash inflows during the year ended December 31, 2010 were derived primarily from automotive sales of $97.1 million, $19.7 million of development services revenue, a $4.8 million increase in deferred revenues and a $4.7 million increase in reservation payments, partially offset by a $3.2 million increase in accounts receivable. In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software, to be integrated into an electric vehicle version of the Toyota RAV4. Upon execution of the agreement, we received a $5.0 million upfront payment for which revenue is being recognized over the expected term of our performance. Deferred revenues also increased from our vehicle leasing activities as lease down-payments are recognized over the term of the operating leases. The increase in accounts receivable was related primarily to powertrain component sales in relation to Daimler’s Smart fortwo EV program as well as $2.3 million receivable from Toyota for the achievement of the first milestone under the Phase 1 contract services agreement. During the year ended December 31, 2010, we received $10.4 million of net new reservation payments for Model S while reservation payments for the Tesla Roadster decreased by $5.7 million.

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

Significant operating cash inflows during the year ended December 31, 2009 were derived primarily from the sales of the Tesla Roadster as well as development compensation related to the Daimler development agreement. Cash inflows related to automotive sales activity were $88.5 million comprised of $111.9 million of automotive sales, partially offset by a $22.0 million decrease in refundable reservation payments and a $1.5 million decrease in deferred revenues. The decrease in the refundable reservation payments was due to the launch of the Tesla Roadster during the year ended December 31, 2008. As we continued to deliver the Tesla Roadster to our customers in 2009, we applied the related reservation payments to the respective customers’ purchase cost. Cash inflows from the Daimler development agreement were $13.2 million comprised primarily of $23.2 million of development compensation partially offset by a $10.0 million decrease in deferred development compensation. The decrease in deferred development compensation was the result of the amortization of deferred development compensation that we received during the year ended December 31, 2008.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $175.9 million during the year ended December 31, 2011 primarily related to $197.9 million in purchases of capital equipment and $65.0 million in purchases of short-term marketable securities, partially offset by $50.1 million of net transfers out of our dedicated DOE account in accordance with the provisions of the DOE Loan Facility and $40.0 million from the maturity of short-term marketable securities. The increase in capital purchases was primarily due to significant development and construction activities at the Tesla Factory as well as purchases of Model S related manufacturing equipment and tooling.

Net cash used in investing activities was $180.3 million during the year ended December 31, 2010 primarily related to capital purchases of $105.4 million and a net increase in restricted cash of $74.9 million. The increase in capital purchases was driven primarily by $65.2 million of payments made in relation to our purchase of our Tesla Factory located in Fremont, California from NUMMI, and certain manufacturing assets located thereon to be used for our Model S manufacturing, as well as $40.2 million primarily related to other Model S capital expenditures, our transition to and build out of our powertrain manufacturing facility and corporate headquarters in Palo Alto, California, and purchases of manufacturing equipment. Our purchase transactions with NUMMI were completed in October 2010. The increase in restricted cash was primarily related to $100.0 million of net proceeds from our IPO and concurrent Toyota private placement that we transferred to a dedicated account as required by our DOE Loan Facility, partially offset by $26.4 million that was transferred out of the dedicated account during the third and fourth quarters of 2010 in accordance with the provisions of the DOE Loan Facility.

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

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from issuances of convertible preferred stock and convertible notes, which provided us with aggregate net proceeds of $296.8 million on a cumulative basis through December 31, 2009, from loans under the DOE Loan Facility beginning in 2010, and more recently, from the net proceeds from our public offerings and private placements of common stock.

Net cash provided by financing activities was $446.0 million during the year ended December 31, 2011 and was comprised primarily of $231.5 million received from our follow-on public offering and concurrent private placements completed in June 2011, $204.4 million received from our draw-downs under the DOE Loan Facility and $10.5 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan.

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

Contractual Obligations

The following table sets forth, as of December 31, 2011 certain significant cash obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2012	2013	2014	2015	2016	2017 and thereafter
Operating lease obligations	$56,768	$8,480	$8,489	$8,163	$7,330	$6,168	$18,138
Capital lease obligations	4,228	1,416	1,349	974	258	231	—
Long-term debt	305,461	13,368	36,676	36,064	35,460	34,853	149,040

Total	$366,457	$23,264	$46,514	$45,201	$43,048	$41,252	$167,178

In October 2010, we completed the purchase of our Tesla Factory located in Fremont, California from NUMMI. NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we cannot determine with certainty the potential costs to remediate any pre-existing contamination. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million, which is not reflected in the table above as the timing of any potential payments cannot be reasonably determined at this time. As NUMMI continues with its decommissioning activities and as we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

As of December 31, 2011 and 2010, we held reservation payments of $91.8 million and $30.8 million from potential customers, respectively, which are not reflected in the table above. As of December 31, 2011, we held reservation payments for undelivered Model S sedans in an aggregate amount of $90.0 million and payments for Tesla Roadsters in an aggregate amount of $1.8 million. As of December 31, 2010, we held reservation payments for undelivered Model S sedans in an aggregate amount of $28.3 million and payments for Tesla Roadsters in an aggregate amount of $2.5 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for Model S are fully refundable until such time that a customer enters into a purchase agreement.

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

Foreign Currency Risk

A portion of our revenues, costs and expenses for the years ended December 31, 2011, 2010 and 2009 were denominated in foreign currencies. This is primarily due to the contract with Lotus Cars Limited in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders, and other parts sourced in Europe. Furthermore, we intend to globally procure the Model S parts, which may result in the increase of the procurement costs if the value of the U.S. dollar depreciates significantly against foreign currencies. In addition, our international sales and marketing operations incur expenses denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. These costs exposure are partially offset by our sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases from Asian suppliers are also subject to currency risk. To date, the foreign currency effect on our consolidated financial statements has not been significant.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities totaling $280.3 million as of December 31, 2011. A significant portion of our cash and cash equivalents were invested in money market funds. The cash and cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income.

As of December 31, 2011, we had $25.1 million invested in shorter-term marketable securities. If interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are required to sell a security before its scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position as of December 31, 2011 would have decreased by approximately $38,000, assuming consistent levels.

As of December 31, 2011, we have received loans under the DOE Loan Facility for an aggregate of $276.3 million with interest rates ranging from 1.0% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $3.9 million as of December 31, 2011 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla Motors, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tesla Motors, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2012

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$255,266	$99,558
Short-term marketable securities	25,061	—
Restricted cash	23,476	73,597
Accounts receivable	9,539	6,710
Inventory	50,082	45,182
Prepaid expenses and other current assets	9,414	10,839

Total current assets	372,838	235,886

Operating lease vehicles, net	11,757	7,963
Property, plant and equipment, net	298,414	114,636
Restricted cash	8,068	4,867
Other assets	22,371	22,730

Total assets	$713,448	$386,082

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,141	$28,951
Accrued liabilities	32,109	20,945
Deferred revenue	2,345	4,635
Capital lease obligations, current portion	1,067	279
Reservation payments	91,761	30,755
Long-term debt, current portion	7,916	—

Total current liabilities	191,339	85,565
Common stock warrant liability	8,838	6,088
Capital lease obligations, less current portion	2,830	496
Deferred revenue, less current portion	3,146	2,783
Long-term debt, less current portion	268,335	71,828
Other long-term liabilities	14,915	12,274

Total liabilities	489,403	179,034

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.001 par value; 221,903,982 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of December 31, 2011 and 2010, respectively; 104,530,305 and 94,908,370 shares issued and outstanding as of December 31, 2011 and 2010, respectively	104	95
Additional paid-in capital	893,336	621,935
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(669,392)	(414,982)

Total stockholders’ equity	224,045	207,048

Total liabilities and stockholders’ equity	$713,448	$386,082

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Automotive sales	$148,568	$97,078	$111,943
Development services	55,674	19,666	—

Total revenues	204,242	116,744	111,943
Cost of revenues
Automotive sales	115,482	79,982	102,408
Development services	27,165	6,031	—

Total cost of revenues	142,647	86,013	102,408
Gross profit	61,595	30,731	9,535
Operating expenses
Research and development (net of development compensation of $23,249 for the year ended December 31, 2009)	208,981	92,996	19,282
Selling, general and administrative	104,102	84,573	42,150

Total operating expenses	313,083	177,569	61,432

Loss from operations	(251,488)	(146,838)	(51,897)
Interest income	255	258	159
Interest expense	(43)	(992)	(2,531)
Other expense, net	(2,646)	(6,583)	(1,445)

Loss before income taxes	(253,922)	(154,155)	(55,714)
Provision for income taxes	489	173	26

Net loss	$(254,411)	$(154,328)	$(55,740)

Net loss per share of common stock, basic and diluted	$(2.53)	$(3.04)	$(7.94)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	100,388,815	50,718,302	7,021,963

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	78,355,195	$101,178	7,010,431	$7	$5,193	$(204,914)	$—	$(199,714)
Issuance of Series E convertible preferred stock in May 2009 (inclusive of conversion of note payable) at $2.51 per share, net of issuance cost of $556	102,776,779	135,669	—	—	—	—	—	—
Issuance of Series F convertible preferred stock in August 2009 at $2.97 per share, net of issuance cost of $122	27,785,263	82,378	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	273,769	—	497	—	—	497
Stock-based compensation	—	—	—	—	1,434	—	—	1,434
Net loss	—	—	—	—	—	(55,740)	—	(55,740)

Balance as of December 31, 2009	208,917,237	319,225	7,284,200	7	7,124	(260,654)	—	(253,523)
Issuance of common stock in July 2010 initial public offering at $17.00 per share, net of issuance costs of $17,497	—		11,880,600	12	184,461	—	—	184,473
Issuance of common stock in July 2010 concurrent private placement at $17.00 per share	—	—	2,941,176	3	49,997	—	—	50,000
Issuance of common stock in November 2010 private placement at $21.15 per share, net of issuance costs of $42	—	—	1,418,573	1	29,957	—	—	29,958
Conversion of preferred stock into shares of common stock	—	—	70,226,844	70	319,155	—	—	319,225
Issuance of common stock upon net exercise of warrants	(208,917,237)	(319,225)	445,047	1	8,662	—	—	8,663
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	711,930	1	1,349	—	—	1,350
Tax benefits from employee equity awards	—	—	—	—	74	—	—	74
Stock-based compensation	—		—	—	21,156	—	—	21,156
Net loss	—	—	—	—	—	(154,328)	—	(154,328)

Balance as of December 31, 2010	—	—	94,908,370	95	621,935	(414,982)	—	207,048
Issuance of common stock in June 2011 public offering at $28.76 per share, net of issuance costs of $305	—	—	6,095,000	6	172,403	—	—	172,409
Issuance of common stock in June 2011 concurrent private placements at $28.76 per share	—	—	2,053,475	2	59,056	—	—	59,058
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,250,002	1	6,642	—	—	6,643
Issuance of common stock under employee stock purchase plan	—	—	223,458	—	3,882	—	—	3,882
Stock-based compensation	—	—	—	—	29,419	—	—	29,419
Comprehensive loss:
Net loss	—	—	—	—	—	(254,411)	—	(254,411)
Unrealized loss on short-term marketable securities, net	—	—	—	—	—	—	(3)	(3)

Total comprehensive loss	—	—	—	—	—	—	—	(254,414)

Balance as of December 31, 2011	—	$—	104,530,305	$104	$893,337	$(669,393)	$(3)	$224,045

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net loss	$(254,411)	$(154,328)	$(55,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,919	10,623	6,940
Change in fair value of warrant liabilities	2,750	5,022	1,128
Gain on extinguishment of convertible notes and warrants	—	—	(1,468)
Discounts and premiums on short-term marketable securities	(112)	—	—
Stock-based compensation	29,419	21,156	1,434
Excess tax benefits from stock-based compensation	—	(74)	—
Loss on abandonment of fixed assets	345	8	385
Inventory write-downs	1,828	951	1,353
Interest on convertible notes	—	—	2,686
Changes in operating assets and liabilities
Accounts receivable	(2,829)	(3,222)	(168)
Inventories and operating lease vehicles	(13,638)	(28,513)	(7,925)
Prepaid expenses and other current assets	(248)	(4,977)	(2,042)
Other assets	(288)	(463)	(445)
Accounts payable	31,859	(212)	902
Accrued liabilities	12,321	13,345	3,387
Deferred development compensation	—	(156)	(10,017)
Deferred revenue	(1,927)	4,801	(1,456)
Reservation payments	61,006	4,707	(21,971)
Other long-term liabilities	2,641	3,515	2,192

Net cash used in operating activities	(114,364)	(127,817)	(80,825)

Cash Flows From Investing Activities
Purchases of marketable securities	(64,952)	—	—
Maturities of short-term marketable securities	40,000	—	—
Payments related to acquisition of Fremont manufacturing facility and related assets	—	(65,210)	—
Purchases of property and equipment excluding capital leases	(197,896)	(40,203)	(11,884)
Withdrawals out of (transfers into) our dedicated Department of Energy account, net	50,121	(73,597)	—
Increase in other restricted cash	(3,201)	(1,287)	(2,360)

Net cash used in investing activities	(175,928)	(180,297)	(14,244)

Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offerings	172,410	188,842	—
Proceeds from issuance of common stock in private placements	59,058	80,000	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs of $122	—	—	82,378
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs of $556	—	—	49,444
Principal payments on capital leases and other debt	(416)	(315)	(322)
Proceeds from long-term debt and other long-term liabilities	204,423	71,828	—
Proceeds from issuance of convertible notes and warrants	—	—	25,468
Proceeds from exercise of stock options and other stock issuances	10,525	1,350	497
Excess tax benefits from stock-based compensation	—	74	—
Deferred common stock and loan facility issuance costs	—	(3,734)	(2,046)

Net cash provided by financing activities	446,000	338,045	155,419

Net increase in cash and cash equivalents	155,708	29,931	60,350
Cash and cash equivalents at beginning of period	99,558	69,627	9,277

Cash and cash equivalents at end of period	$255,266	$99,558	$69,627

Supplemental Disclosures
Interest paid	$3,472	$1,138	$70
Income taxes paid	282	9	171
Supplemental noncash investing and financing activities
Conversion of preferred stock to common stock	—	319,225	—
Issuance of common stock upon net exercise of warrants	—	6,962	—
Issuance of convertible preferred stock warrant	—	6,294	—
Issuance of common stock warrant	—	1,701	—
Conversion of notes payable to Series E convertible preferred stock	—	—	86,225
Exchange of convertible notes payable	—	—	19,073
Exchange of accrued interest for convertible notes payable	—	—	1,791
Acquisition of property and equipment	2,703	4,482	183

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

Since inception, we have incurred significant losses and have used approximately $445.0 million of cash in operations through December 31, 2011. As of December 31, 2011, we had $280.3 million in cash and cash equivalents and short-term marketable securities. We are currently selling the Tesla Roadster and are developing the Model S sedan which we currently expect to introduce commercially in 2012. In February 2012, we revealed an early prototype of our Model X crossover.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of expenses during the reporting period, including revenue recognition, inventory valuation, warranties, fair value of financial instruments and stock-based compensation. Actual results could differ from those estimates.

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

Effective January 1, 2011, we adopted amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after January 1, 2011. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. For fiscal 2011 and future periods, when a sales arrangement contains multiple elements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have been able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicles accessories and options separately, outside of any multiple element arrangements. Therefore, there were no material differences between total revenue reported and pro forma total revenues that would have been reported during the year ended December 31, 2011, if the transactions entered into or materially modified after January 1, 2011 were subject to previous accounting guidance.

Automotive Sales

Automotive sales consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Vehicle, options and related sales	$101,708	$75,459	$111,555
Powertrain component and related sales	46,860	21,619	388

Total automotive sales	$148,568	$97,078	$111,943

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

In regards to the sale of Tesla Roadsters, revenue is generally recognized upon delivery of the vehicle. Concurrent with a purchase order for a Roadster that is manufactured to specification, customers must remit a reservation payment (see Note 6). For vehicles purchased directly from our showrooms, no deposit is required. Approximately three months prior to production of a Tesla Roadster manufactured to specification, the reservation payment becomes nonrefundable when the customer enters into a purchase agreement. In a limited number of circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer if the options do not limit the functionality of the vehicle. This may happen, for example, in an instance where the customer orders an additional hard top which is not ready at the time the vehicle is delivered. In such cases, we will continue to defer the related revenue based on the undelivered item’s fair value, as evidenced by the contractual price of the option in stand-alone transactions.

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

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases and record cost of sales equal to the depreciation of the leased vehicles. As of December 31, 2011 and 2010, we had deferred revenues of $0.8 million and $1.1 million, respectively, of down payments which will be recognized over the term of the individual leases. Lease revenues are recorded in automotive sales and for the years ended December 31, 2011 and 2010, we recognized $3.0 million and $0.8 million, respectively.

Zero Emission Vehicle Credit Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws provide that a manufacturer of zero emission vehicles may earn credits, referred to as ZEV credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we have earned ZEV credits on vehicles sold in such states, and we expect to continue to earn these credits in the future. Since our only commercial vehicle is electric, we do not receive any benefit from the generation of ZEV credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our ZEV credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits is transferred to the purchasing party by the governmental agency issuing the credits. Revenue from the sale of ZEV credits totaled $2.7 million, $2.8 million and $8.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Extended Service and Battery Replacement Plans

We provide customers with the opportunity to purchase an extended warranty for the period after the end of our initial New Vehicle Limited Warranty to extend coverage for an additional three years or 36,000 miles, whichever comes first. We refer to this program as our Extended Service Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales over the extended warranty period. As of December 31, 2011 and 2010, we had deferred $1.5 million and $1.2 million, respectively, related to the Extended Service Plan and have not yet recognized any related revenues.

Additionally, within three months of purchasing a vehicle, we provide customers with a one-time option to replace the battery packs in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. We refer to this program as our Battery Replacement Plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our obligation to replace the battery packs. As of December 31, 2011 and 2010, we had deferred $1.2 million and $0.9 million, respectively, related to the Battery Replacement Plan and have not yet recognized any related revenues.

Development Services Revenue

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components for other automobile manufacturers, including the design and development of battery packs, chargers and sample vehicles to meet a customer’s specifications. Beginning in the quarter ended March 31, 2010, we started entering into such contracts with the expectation that our development services would constitute a viable revenue-generating activity. Revenue is recognized as the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheets. Costs of development services are expensed as incurred. When development services arrangements have multiple elements, we evaluate the separability of the various deliverables to ensure appropriate revenue recognition. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of revenues.

Prior to 2010, compensation from the Smart fortwo EV development arrangement with Daimler AG (Daimler) (see Note 14), was recorded as an offset to research and development expenses. This early arrangement was motivated primarily by the opportunity to engage Daimler and at the same time, jointly progress our own research and development activities with the associated development compensation. All amounts received under the Smart fortwo EV agreement were recognized as an offset to research and development expenses, as we were performing development activities on behalf of Daimler, were being compensated for the cost of these activities and could not practicably separate the efforts or costs related to these activities from our own research and development.

Freestanding Stock Warrants

We accounted for freestanding warrants to purchase shares of our convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The convertible preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were contingently redeemable which therefore, may have obligated us to transfer assets at some point in the future (see Note 8). The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in other expense, net, on the consolidated statements of operations. For our Series C and other Series E convertible preferred stock warrants, excluding the Department of Energy (DOE) warrant, we adjusted the liability for changes in fair value through the completion of our IPO on July 2, 2010. At that time, the convertible preferred stock warrants were net exercised and the related liability was reclassified to additional paid-in capital. For the Series E convertible preferred stock warrants issued to the DOE (see Note 9), we adjust the liability for changes in fair value until the earlier of vesting or expiration of the warrants. Upon the completion of our IPO, the DOE warrant converted into a warrant to purchase our common stock and the related liability will continue to be adjusted for changes in fair value until the earlier of vesting or expiration of the warrants. If the warrants are exercised, the warrant liability will be reclassified to common stock or additional paid-in capital, as applicable.

Cash and Cash Equivalents

All highly liquid investments with an original or remaining maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently deposit excess cash primarily in money market funds.

Marketable Securities

During the year ended December 31, 2011, we purchased marketable securities including commercial paper and corporate debt. All marketable securities are designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other expense, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other expense, net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. We maintained total restricted cash of approximately $31.5 million and $78.5 million as of December 31, 2011 and 2010, respectively. Current restricted cash primarily represents cash held in a separate, dedicated account required under our DOE loan facility (see Note 9) and used as a mechanism to defer advances under the DOE loan facility. Noncurrent restricted cash is comprised primarily of security deposits held by vendors as part of the vendor’s standard credit policies, security deposits related to lease agreements and equipment financing, and certain refundable reservation payments segregated in accordance with state consumer protection regulations.

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

As of December 31, 2011 and 2010, our accounts receivable were derived primarily from sales of powertrain components to Daimler and the development of powertrain systems for Toyota Motor Corporation (Toyota) (see Note 14).

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	December 31, 2011	December 31, 2010
Toyota	52%	42%
Daimler	38%	51%

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

Property, Plant and Equipment

Property, plant and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment and software	3 years
Office furniture, machinery and equipment	3 to 7 years
Tooling	3 to 5 years

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

In October 2010, we completed the purchase of our Tesla Factory located in Fremont, California and certain manufacturing assets and spare parts located thereon. As these assets are not yet ready for their intended use, they are classified within construction in progress and depreciation has not yet commenced (see Note 5).

Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets.

Operating Lease Vehicles

Vehicles that are leased as part of our leasing program, are classified as operating lease vehicles. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the term of operating leases of three years. The total cost of operating lease vehicles recorded in the consolidated balance sheets as of December 31, 2011 and 2010 was $13.7 million and $8.4 million, respectively. Accumulated depreciation related to leased vehicles as of December 31, 2011 and 2010 was $2.0 million and $0.4 million, respectively.

Intangible Assets

Intangible assets with finite useful lives are amortized over their estimated useful lives. As of December 31, 2011, intangible assets are comprised of emission credits (see Note 5).

Long-lived Assets

We evaluate our long-lived assets, including intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2011, we have not recorded any impairment losses on our long-lived assets.

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

Advertising and Promotion Costs

Advertising and sales promotion costs are expensed as incurred. During the years ended December 31, 2011, 2010 and 2009, advertising, promotion and related marketing expenses were $2.9 million, $3.1 million and $1.7 million, respectively.

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

We have elected to use the “with and without” approach in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through our consolidated statement of operations.

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

We hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency exchange forward contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in interest and other income, net, on our consolidated statements of operations. We do not enter into derivative contracts for trading purposes.

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

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. Subsequently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Accrued warranty—beginning of period	$5,417	$3,757	$858
Warranty costs incurred	(2,750)	(2,231)	(1,508)
Provision for warranty	3,648	3,891	4,407

Accrued warranty—end of period	$6,315	$5,417	$3,757

We provide a warranty on all vehicle and production powertrain component and battery pack sales, and we accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Environmental Liabilities

We are subject to federal and state laws and regulations for the protection of the environment, including those related to the discharge of hazardous materials and remediation of contaminated sites. In October 2010, we completed the purchase of our Tesla Factory located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater. As the owner of the Fremont site, we may be responsible for the entire investigation and remediation of any environmental contamination at the Fremont site, whether it occurred before or after the date we purchased the property. Upon the completion of the purchase in October 2010, we recorded the estimated fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. Estimated potential costs are not discounted to present value as the timing of payments cannot be reasonably estimated.

Net Loss per Share of Common Stock

Our basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included when their effect is antidilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Period-end stock options to purchase common stock	15,806,663	13,804,788	11,640,700
Period-end DOE warrant to purchase common stock	3,090,111	3,090,111	—
Period-end common stock subject to repurchase	278	2,669	46,421
Period-end convertible preferred stock	—	—	70,226,844
Convertible preferred stock warrants	—	—	516,506

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely. The guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. We anticipate adopting the guidance in fiscal 2012. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

3. Balance Sheet Components

Inventory

As of December 31, 2011 and 2010, our inventory consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$12,095	$15,936
Work in process	3,665	4,538
Finished goods	26,120	20,125
Service parts	8,202	4,583

Total	$50,082	$45,182

We write down inventory as a result of excess and obsolete inventories, or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2011, 2010 and 2009, we recorded write-downs of $1.8 million, $1.0 million and $1.4 million, respectively, in cost of automotive sales.

Property, Plant and Equipment

As of December 31, 2011 and 2010, our property, plant and equipment, net, consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Computer equipment and software	$10,804	$8,864
Office furniture, machinery and equipment	21,495	12,551
Tooling	16,584	15,913
Leasehold improvements	27,901	13,993
Land	26,391	26,391
Construction in progress	227,461	58,917

	330,636	136,629
Less: Accumulated depreciation and amortization	(32,222)	(21,993)

Total	$298,414	$114,636

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. We will start depreciating these assets upon commencement of our Model S production. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the years ended December 31, 2011 and 2010, we capitalized $5.1 million and $0.8 million of interest expense, respectively.

Depreciation and amortization expense during the years ended December 31, 2011, 2010 and 2009 was $14.6 million, $10.0 million and $6.9 million, respectively. Total property and equipment assets under capital lease as of December 31, 2011 and 2010 were $2.4 million and $0.4 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $0.3 million and $0.2 million, respectively.

Other Assets

As of December 31, 2011and 2010, our other assets consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Emission credits	$14,508	$14,508
Loan facility issuance costs, net	6,407	7,053
Other	1,456	1,169

Total	$22,371	$22,730

Accrued Liabilities

As of December 31, 2011 and 2010, our accrued liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued purchases	$19,645	$9,731
Payroll and related costs	8,905	6,516
Accrued warranty	2,044	1,725
Taxes payable	967	2,686
Other	548	287

Total	$32,109	$20,945

Other Long-Term Liabilities

As of December 31, 2011 and 2010, our other long-term liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Environmental liabilities	$5,300	$5,300
Accrued warranty, long-term	4,271	3,692
Deferred rent liability	3,839	2,919
Other	1,505	363

Total	$14,915	$12,274

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

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our short-term marketable securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments. Our common stock warrant liability (see Note 9) is classified within Level III of the fair value hierarchy.

As of December 31, 2011 and 2010, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	December 31, 2011				December 31, 2010
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$196,701	$196,701	$—	$—	$145,708	$145,708	$—	$—
Corporate note	10,062	—	10,062	—	—	—	—	—
Commercial paper	14,999	—	14,999	—	—	—	—	—

Total	$221,762	$196,701	$25,061	$—	$145,708	$145,708	$—	$—

Common stock warrant liability	$8,838	$—	$—	$8,838	$6,088	$—	$—	$6,088
Foreign currency forward contracts	109	—	109	—	125	—	125	—

Total	$8,947	$—	$109	$8,838	$6,213	$—	$125	$6,088

Our available-for-sale marketable securities classified by security type as of December 31, 2011 consisted of the following (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate note	$10,065	$—	$(3)	$10,062
Commercial paper	14,999	—	—	$14,999

Total	$25,064	$—	$(3)	$25,061

Our marketable securities with gross unrealized losses have been in a continuous unrealized loss position for less than twelve months. We have determined that the gross unrealized losses on our marketable securities as of December 31, 2011 were temporary in nature.

The changes in the fair value of our common stock and convertible preferred stock warrant liability were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Fair value, beginning of period	$6,088	$1,734
Issuances	—	6,294
Settlements and extinguishments	—	(6,962)
Change in fair value	2,750	5,022

Fair value, end of period	$8,838	$6,088

The estimated fair value of our long-term debt based on a market approach was approximately $220.3 million (par value of $276.3 million) and $53.4 million (par value of $71.8 million) as of December 31, 2011 and 2010, respectively. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements, such as credit risk.

We operate in various foreign countries, which exposes us to foreign currency exchange risk between the U.S. dollar and various foreign currencies, the most significant of which have been the British pound and Japanese yen. In order to manage this risk, we enter into foreign currency forward contracts. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in interest and other income, net, on our consolidated statements of operations. During the years ended December 31, 2011, 2010 and 2009, net gains and losses related to these instruments were not significant. We had notional amounts on foreign currency exchange contracts outstanding of $8.8 million and $7.2 million as of December 31, 2011 and 2010, respectively.

5. Purchase of Tesla Factory and Assets

Tesla Factory

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI, which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land. The total cash paid was $42.0 million. The purchase totals 210 acres, or approximately 55% of the land at the site, and includes all of the manufacturing facilities located thereon. In October 2010, we and NUMMI amended the facility purchase agreement to include the transfer to us of certain operating permits, or emission credits, for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010. We intend to use the facility and manufacturing assets for the production of our Model S vehicle and to build our future vehicles.

NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we cannot determine with certainty the total potential costs to remediate pre-existing contamination. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. As NUMMI continues with its decommissioning activities and we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially. We have reached an agreement with NUMMI in terms of how we and NUMMI will take responsibility for any costs related to governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions (see Note 15).

The purchase consideration for the Tesla Factory located in Fremont, California consisted of cash paid of $48.5 million and liabilities assumed of $5.3 million for an aggregate purchase price of $53.8 million. The aggregate purchase price of $53.8 million was allocated to land, building, site improvements and emission credits based on their relative fair values as the total estimated fair values of these assets were greater than the total purchase price. The following table summarizes the allocation of the purchase price to the tangible and intangible assets purchased as of the date of purchase (in thousands):

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

Emission credits are classified as intangible assets and are recorded in other noncurrent assets on the consolidated balance sheet. The estimated fair value of emission credits was determined using market data related to traded emission credits and as such, these inputs are classified within Level I of the fair value hierarchy. The utility of the emission credits are related to the operation of the Tesla Factory and therefore, will be amortized over the same useful life. As the Tesla Factory is not yet ready for its intended use, we have not yet commenced the depreciation of the Tesla Factory or the amortization of the emission credits. We currently estimate that building and building improvements, as well as the emission credits, will have an estimated useful life of 30 years.

Manufacturing Assets

In August 2010, we entered into a separate purchase agreement with NUMMI for the purchase of certain manufacturing equipment and spare parts located at the Fremont facility. This purchase agreement was subsequently amended to include additional manufacturing equipment and spare parts. In October 2010, we completed this purchase concurrent with the completion of the facility purchase. The aggregate purchase price for these assets was $16.7 million reflecting the estimated fair value of these assets. As these manufacturing assets and spare parts are not yet ready for their intended use, they are classified within construction in progress and recorded in property, plant and equipment, net, on the consolidated balance sheet. We have not yet commenced the depreciation of these assets. We currently estimate that manufacturing and related assets will have an estimated useful life of up to 15 years.

6. Reservation Payments

Reservation payments consist of payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster or Model S. These amounts are recorded as current liabilities until the vehicle is delivered. For our Tesla Roadsters manufactured to specification, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For Model S, we require an initial refundable reservation payment of at least $5,000. For Tesla Roadsters purchased directly from our showrooms, no deposit is required. Prior to the three months ended June 30, 2010, our reservation policy was to accept refundable reservation payments from all customers who wished to purchase a Tesla Roadster and require full payment of the purchase price of the vehicle at the time the customer selected their vehicle specifications. During the three months ended June 30, 2010, we changed our policy to require nonrefundable deposits for Tesla Roadsters manufactured to specification at the time a customer enters into a purchase agreement. However, we also occasionally accept refundable reservation payments for the Tesla Roadster if a customer is interested in purchasing a vehicle but not yet prepared to select the vehicle specifications. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of December 31, 2011, we held reservation payments for undelivered Model S sedans in an aggregate amount of $90.0 million and payments for Tesla Roadsters in an aggregate amount of $1.8 million. As of December 31, 2010, we held reservation payments for undelivered Model S sedans in an aggregate amount of $28.3 million and payments for Tesla Roadsters in an aggregate amount of $2.5 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for Model S are fully refundable until such time that a customer enters into a purchase agreement.

7. Convertible Preferred Stock

On June 28, 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC and on July 2, 2010, we closed our IPO. As a result of the IPO, our convertible preferred stock was automatically converted into common stock.

The following table summarizes information related to our convertible preferred stock prior to their conversion into common stock:

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

8. Convertible Preferred Stock Warrants

In March 2006, we issued warrants to purchase 650,882 shares of Series C convertible preferred stock in conjunction with the conversion of previously issued convertible notes payable into Series C convertible preferred stock. The warrants had an exercise price of $1.14 per share and expired on the earlier of March 30, 2011 or an IPO. As a result of our IPO which closed on July 2, 2010, these warrants were net exercised for 184,359 shares of common stock. The fair value of these warrants as of July 2, 2010 in the amount of $3.6 million was recorded in equity on the consolidated balance sheet. Through the net exercise of the Series C convertible preferred stock warrants in July 2010, we recognized a charge from the change in the fair value of these warrants during 2010 in the amount of $2.6 million through other expense, net, on the consolidated statement of operations.

During the year ended December 31, 2009, we recognized charges from the change in the fair value of these warrants in the amount of $0.7 million through other expense, net, on the consolidated statements of operations.

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

As a result of our IPO which closed on July 2, 2010, these warrants which exclude the DOE warrant (see Note 9), were net exercised for 160,688 shares of common stock. The fair value of these warrants as of July 2, 2010 in the amount of $3.4 million was recorded in equity on the consolidated balance sheet. Through the net exercise of the Series E convertible preferred stock warrants in July 2010, we recognized a charge from the change in the fair value of these warrants during 2010 in the amount of $2.7 million through other expense, net, on the consolidated statement of operations.

During the year ended December 31, 2009, we recognized charges from the change in the fair value of these Series E warrants in the amounts of $0.4 million through other expense, net, on the consolidated statement of operations.

9. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the ATVM Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options and in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, as detailed below. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us prior to the execution of the DOE Loan Facility and related to the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. Our obligations for the development of, and the build-out of our manufacturing facility for, Model S is budgeted to be an aggregate of $33 million or approximately 8.5% of the ongoing budgeted cost, plus any cost overruns for the projects. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore expect to receive 100% reimbursement from the DOE Loan Facility for ongoing budgeted costs, but will continue to be responsible for cost overruns. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million.

Our DOE Loan Facility draw-downs were as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January 20, 2010	$465,048
Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% - 1.5%

Remaining Balance, December 31, 2011	$188,797

Our ability to draw down funds under the DOE Loan Facility is conditioned upon several draw conditions. We are currently in compliance with these draw conditions. For the Powertrain Facility, the draw conditions include our achievement of progress milestones relating to the development of the powertrain manufacturing facility and the successful development of commercial arrangements with third parties for the supply of powertrain components. For the Model S Facility, the draw conditions include our achievement of progress milestones relating to the design and development of Model S and the Tesla Factory. Certain advances will be subject to additional conditions to draw-down related to the site on which the applicable project is located. Additionally, the DOE Loan Facility provides for the ability to update milestones should a reasonable need arise.

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

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) through November 30, 2012, a minimum cash balance, (ii) after September 30, 2012, a limit on capital expenditures, (iii) after June 30, 2013, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, and (iv) after March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We are in compliance with our current applicable financial covenants. The DOE Loan Facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default include a failure of Elon Musk, our Chief Executive Officer, Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility.

Under the DOE Loan Facility, we have agreed to fund a debt service reserve account. On or before February 29, 2012, we have agreed to fund an amount equal to all principal and interest that will come due on December 15, 2012, and on or before October 15, 2012, we have agreed to fund an amount equal to all principal and interest that will come due on March 15, 2013 and June 15, 2013. Once we have deposited such amounts, we will not be required to further fund such debt service reserve account.

We have also agreed that, in connection with the sale of our common stock in an IPO, at least 75% of the net offering proceeds will be received by us and, in connection with the sale of our stock in any other follow-on equity offering, at least 50% of the net offering proceeds will be received by us. Offering proceeds may not be used to pay bonuses or other compensation to officers, directors, employees or consultants in excess of the amounts contemplated by our business plan approved by the DOE.

Upon completion of our IPO in 2010, we set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account is used by us to fund any cost overruns for our powertrain and Tesla Factory projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of December 31, 2011 and 2010, $23.5 million and $73.6 million were held in the dedicated account, respectively. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the consolidated balance sheet.

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

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the years ended December 31, 2011 and 2010, we amortized $0.6 million and $0.6 million to interest expense, respectively.

Prior to the completion of our IPO, the fair value of the DOE warrant was included within the convertible preferred stock warrant liability on the consolidated balance sheet. Upon the completion of our IPO on July 2, 2010, this warrant was reclassified on our consolidated balance sheet from convertible preferred stock warrant liability to common stock warrant liability. The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of December 31, 2011 and 2010, the fair value of the DOE warrant was $8.8 million and $6.1 million, respectively. During the year ended December 31, 2011, we recognized expense for the change in the fair value of the DOE warrant in the amount of $2.8 million through other expense, net, on the consolidated statement of operations. During the year ended December 31, 2010, we recognized income from the change in the fair value of the DOE warrant in the amount of $0.2 million through other expense, net, on the consolidated statement of operations.

10. Common Stock

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

In June 2010, our registration statement on Form S-1 for our IPO was declared effective by the SEC. As a result, the number of authorized shares of our common stock increased from 106,666,667 to 2,000,000,000 shares.

In July 2010, we completed the IPO of common stock in which we sold a total of 11,880,600 shares of our common stock and received cash proceeds of $188.8 million from this transaction, net of underwriting discounts and commissions. Concurrent with the closing of our IPO, we also sold 2,941,176 shares of our common stock to Toyota in a private placement and received cash proceeds of $50.0 million. As a result of the IPO, our convertible preferred stock was automatically converted into common stock and our outstanding warrants, excluding the DOE warrant, were net exercised.

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

In June 2011, we completed a follow-on offering of common stock in which we sold a total of 6,095,000 shares of our common stock and received cash proceeds of $172.7 million from this transaction, net of underwriting discounts. Concurrent with this offering, we also sold 1,416,000 shares of our common stock to Elon Musk, our Chief Executive Officer and cofounder, and 637,475 shares of our common stock to Blackstar Investco LLC, an affiliate of Daimler and received total cash proceeds of $59.1 million in the private placements. No underwriting discounts or commissions were paid in connection with these private placements.

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

11. Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 10), we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options and stock purchase rights to employees, directors and consultants of Tesla. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. As of December 31, 2011, there were 9,919,107 shares of common stock reserved for issuance under the Plan.

The following table summarizes option activity under the Plan:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2008	1,550,059	2,862,424	$1.88
Additional options reserved	8,366,666	—	—
Repurchased restricted stock	4,836	—	0.90
Granted	(10,275,974)	10,275,974	5.98
Exercised	—	(195,264)	1.19
Cancelled	1,369,100	(1,369,100)	2.70

Balance, December 31,2009	1,014,687	11,574,034	5.44
Additional options reserved	11,269,286	—	—
Repurchased restricted stock	9,170	—	0.90
Granted	(3,328,705)	3,328,705	17.96
Exercised	—	(721,080)	1.84
Cancelled	443,537	(443,537)	6.61

Balance, December 31, 2010	9,407,975	13,738,122	8.62
Additional options reserved	3,796,342	—
Granted	(4,011,973)	4,011,973	27.49
Exercised	—	(1,216,669)	5.41
Cancelled	726,763	(726,763)	15.26

Balance, December 31, 2011	9,919,107	15,806,663	13.35

In addition to stock options issued from the Plan, there were 33,333 stock options as of December 31, 2011 and 66,666 stock options as of December 31, 2010 and 2009, respectively, that we had previously granted to non-employees outside of the Plan. These outstanding non-employee options had a weighted average exercise price of $1.80 as of each year end.

Additional information regarding all stock options outstanding and exercisable as of December 31, 2011 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15 - $6.15	1,617,294	$3.06		1,099,285	$2.83
$6.63 - $6.63	7,695,280	6.63		4,694,483	6.63
$9.96 - $20.72	2,039,559	15.70		826,053	15.17
$22.88 - $27.88	1,788,889	24.48		126,574	25.00
$27.91 - $28.35	479,412	28.14		8,152	28.05
$28.43 - $28.43	428,212	28.43		5,312	28.43
$28.45 - $28..45	971,262	28.45		215,150	28.45
$30.41 - $30.41	179,838	30.41		2,450	30.41
$30.55 - $30.55	258,500	30.55		71,956	30.55
$33.22 - $33.22	381,750	33.22		3,939	33.22

	15,839,996	13.33	6.20	7,053,354	8.34	5.15

Additional information regarding all stock options outstanding and exercisable as of December 31, 2010 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15 - $2.10	517,493	$1.31		463,216	$1.23
$2.70 - $2.70	1,568,473	2.70		772,729	2.70
$2.94 - $6.15	549,642	4.99		180,599	4.80
$6.63 - $6.63	7,943,740	6.63		2,050,354	6.63
$9.96 - $13.23	627,112	11.24		18,245	11.10
$14.17 - $14.17	1,090,915	14.17		14,987	14.17
$20.24 - $20.24	216,614	20.24		3,084	20.24
$20.72 - $20.72	564,752	20.72		4,446	20.72
$24.98 - $24.98	455,580	24.98		369	24.98
$30.55 - $30.55	270,467	30.55		1,250	30.55

	13,804,788	8.59	6.06	3,506,279	5.05	5.19

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2011 and 2010 was $243.9 million and $250.1 million, respectively. The intrinsic value of options exercisable was $142.8 million and $75.7 million, and the intrinsic value of options vested and expected to vest was $220.5 million and $203.0 million as of December 31, 2011 and 2010, respectively. The total intrinsic value of options exercised was $27.8 million and $10.0 million for the years ended December 31, 2011 and 2010, respectively.

Fair Value Adoption

We adopted the fair value method on January 1, 2006 in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award and Employee Stock Purchase Plan (the ESPP) on the grant date using the Black-Scholes option pricing model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate:
Stock options	2.0%	2.0%	2.2%
ESPP	0.2%	—	—
Expected term (in years):
Stock options	6.0	5.3	4.6
ESPP	0.5	—	—
Expected volatility:
Stock options	70%	71%	64%
ESPP	59%	—	—
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	—	—

The weighted-average grant-date fair value for option awards granted during the years ended December 31, 2011, 2010 and 2009 was $17.43, $10.99 and $3.00 per share, respectively. The weighted-average grant-date fair value for ESPP granted during the year ended December 31, 2011 and 2010 was $7.52 and $5.49 per share, respectively.

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

Information regarding our stock option grants during 2009 and the six months prior to the completion of our IPO, including the grant date; the number of stock options issued with each grant; and the exercise price, which equals the grant date fair value of the underlying common stock for each grant of stock options, is summarized as follows:

Grant Date	Number of Options Granted	Exercise Price and Fair Value per Share of Common Stock
March 2, 2009	214,813	$2.70
April 13, 2009	1,005,837	2.70
April 22, 2009	105,184	2.70
August 4, 2009	323,063	2.94
October 21,2009	590,638	6.15
December 4, 2009	7,977,444	6.63
December 16, 2009	58,995	6.63
March 3, 2010	402,660	9.96
April 28, 2010	256,320	13.23
June 12, 2010	1,135,710	14.17

Included in our December 4, 2009 stock option grants were 6,711,972 stock options granted to our Chief Executive Officer in two separate grants. In recognition of his and our company’s achievements and to create incentives for future success, our Board of Directors approved an option grant to our Chief Executive Officer representing 4% of our fully-diluted share base prior to such grant as of December 4, 2009, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date. In addition, to create incentives for the attainment of clear performance objectives around a key element of our current business plan—the successful launch and commercialization of Model S—the Board of Directors approved an additional option grant to our Chief Executive Officer totaling an additional 4% of our fully-diluted shares prior to such grant as of December 4, 2009, or 3,355,986 stock options, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming Mr. Musk’s continued employment and service to us through each vesting date:

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of Model S Engineering Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of Model S Validation Prototype;

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the first Model S Production Vehicle; and

•	1/4th of the shares subject to the option are scheduled to vest upon the completion of the 10,000th Model S Production Vehicle.

If he does not meet one or more of the above milestones prior to the fourth anniversary of the date of the grant, he will forfeit his right to the unvested portion of the grant.

Due to the significant number of stock options granted to our Chief Executive Officer, we valued these December 2009 grants by using the following grant-specific Black-Scholes assumptions: risk-free interest rate of 1.7%, expected term of 4.1 years, expected volatility of 70% and dividend yield of 0%. Stock-based compensation expense related to Mr. Musk’s grants was $6.3 million and $9.2 million for the years ended December 31, 2011 and 2010, respectively.

Included in our June 2010 and September 2010 stock option grants were 666,300 and 20,000, respectively, of stock options granted to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for Mr. Musk above. Through December 31, 2011, the first two performance milestones were achieved and the remaining performance milestones were considered probable of achievement. For the years ended December 31, 2011 and 2010, we recognized $4.9 million and $8.9 million, respectively, of stock-based compensation expense related to the attainment of performance objectives.

The following table summarizes the consolidated stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$670	$243	$61
Research and development	13,377	4,139	376
Selling, general and administrative	15,372	16,774	997

Total	$29,419	$21,156	$1,434

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As required, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of December 31, 2011, we had $55.2 million of total unrecognized compensation expense, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.38 years.

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 10), we established the ESPP. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each six-month offering period. During the year ended December 31, 2011, 223,458 shares were issued under the ESPP for $3.9 million. A total of 2,615,749 shares of common stock have been reserved for issuance under the ESPP, and there were 2,392,291 shares available for issuance under the ESPP as of December 31, 2011.

12. Income Taxes

No provision for U.S. income taxes has been made due to cumulative losses since the commencement of operations.

A provision for income taxes of $0.5 million, $0.2 million and $26,000 has been recognized for the years ended December 31, 2011, 2010 and 2009, respectively, related primarily to our subsidiaries located outside of the United States. Our net loss before provision for income taxes for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$254,761	$154,734	$56,983
International	(839)	(579)	(1,269)

Loss before income taxes	$253,922	$154,155	$55,714

The components of the provision for income taxes for the years ended December 31, 2011, 2010 and 2009, consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	29	9	4
Foreign	437	177	(53)

Total current	466	186	(49)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	23	(13)	75

Total deferred	23	(13)	75

Total provision for income taxes	$489	$173	$26

Deferred tax assets (liabilities) as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry-forwards	$218,811	$140,642
Research and development credits	18,501	13,344
Deferred revenue	526	160
Inventory and warranty reserves	3,537	2,609
Depreciation and amortization	3,071	1,125
Accruals and others	3,970	2,940

Total deferred tax assets	248,416	160,820
Valuation allowance	(248,384)	(160,803)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	—	—
Depreciation and amortization	(37)	—

Net deferred tax assets (liabilities)	$(5)	$17

Reconciliation of statutory federal income taxes to our effective taxes for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax at statutory federal rate	$(86,333)	$(52,413)	$(18,943)
State tax—net of federal benefit	(8,118)	(5,842)	(2,825)
Nondeductible expenses	10,742	9,310	514
Foreign income rate differential	(56)	254	(72)
U.S. tax credits	(5,049)	(4,406)	(2,498)
Other reconciling items	1,589	736	4,809
Change in valuation allowance	87,714	52,534	19,041

Provision for income taxes	$489	$173	$26

Management believes that based on the available information, it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets.

As of December 31, 2011, we had approximately $605 million of federal and $352 million of California operating loss carry-forwards available to offset future taxable income, $21 million of which is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These carryforwards will expire in varying amounts beginning in 2024 for federal and 2019 for state if unused. Additionally, we have research and development tax credits of approximately $10.9 million and $11.5 million for federal and state income tax purposes, respectively. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2019. However, the state credits can be carried forward indefinitely.

We have indefinitely reinvested $2.2 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of December 31, 2011. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings to fund future foreign expansions including but not limited to, hiring of additional personnel, capital purchases, expansion into larger facilities, and potential new dealerships.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Prior to our IPO, we performed a study and had determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards as a result of prior ownership changes. We do not believe that our public offerings and private placements constituted an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards; however, we have not yet performed a study subsequent to our IPO to determine whether such limitations exist.

Uncertain Tax Positions

Effective January 1, 2007, we adopted new accounting guidance related to the recognition, measurement and presentation of uncertain tax positions. As a result, we recorded net unrecognized tax benefits of $11.5 million with an offset to the deferred tax assets with a full valuation allowance.

The aggregate changes in the balance of our gross unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

January 1, 2009	$15,055
Increases in balances related to tax positions taken during current year	541

December 31, 2009	15,596
Increases in balances related to tax positions taken during current year	797

December 31, 2010	16,393
Increases in balances related to tax positions taken during current year	1,037

December 31, 2011	$17,430

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was $5,000. As of December 31, 2011, unrecognized tax benefits of $17.4 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various states, the United Kingdom and other foreign jurisdictions. Tax years 2008 to 2011 remain subject to examination for federal purposes, and tax years 2007 to 2011 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2006 to 2011 remain open for examination in other U.S. state and foreign jurisdictions.

13. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands).

Revenues

	Year Ended December 31,
	2011	2010	2009
North America	$109,233	$41,866	$90,833
Europe	84,397	70,542	21,110
Asia	10,612	4,336	—

Total	$204,242	$116,744	$111,943

During the years ended December 31, 2011, 2010 and 2009, we recognized revenues of $103.9 million, $37.6 million and $90.5 million in the United States, respectively.

Long-lived Assets

	December 31, 2011	December 31, 2010
United States	$304,786	$119,014
International	5,384	3,585

Total	$310,170	$122,599

14. Development Services

Daimler AG

Daimler Smart Fortwo EV Program

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

Upon completion of the development activities, we began selling powertrain components to Daimler for the Smart fortwo EV program. Powertrain component sales are recorded in automotive sales revenue and during the years ended December 31, 2011, 2010 and 2009, we recognized revenue of $7.2 million, $21.1 million and $0.4 million, respectively.

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

As of December 31, 2010, all development work related to the A-Class EV development program had been completed and as such, no further development services revenue were recorded during the year ended December 31, 2011. Costs of development services incurred prior to the finalization of the A-Class agreement were recorded as research and development expenses. During the three months ended March 31, 2010, we recorded $0.5 million of such costs in research and development.

Toyota Motor Corporation

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. We began producing and delivering prototypes to Toyota during the three months ended September 30, 2010. Pursuant to the agreement, Toyota would pay us up to $9 million for the development services to be provided by us. During the years ended December 31, 2011 and 2010, we recognized $7.6 million and $1.3 million in development services revenue, respectively. As of December 31, 2011, we had delivered all prototypes.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota will pay us up to $60.0 million for the successful completion of certain at risk development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. Through December 31, 2011, we completed various milestones and along with the amortization of our upfront payment, we recognized $47.4 million and $3.3 million in development services revenue for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, we had deferred $250,000 and $4.0 million of the upfront payment in deferred revenues.

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we will provide Toyota with certain services related to the supply of the electric powertrain system. We plan to begin delivery of the electric powertrain system to Toyota for installation into the Toyota RAV4 EV in 2012 and as such, no payments have been received and no revenue has been recognized to date under this agreement. Future revenue to be recognized under this agreement will be recorded in automotive sales. Our production activities under this program are expected to continue through 2014.

15. Commitments and Contingencies

Operating Leases

Our corporate headquarters and powertrain production operations are based in Palo Alto, California where we have leased a facility consisting of 350,000 square feet. This lease expires in January 2016. We also lease office space under non-cancelable operating leases with various expiration dates through December 2022. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $8.6 million, $6.3 million and $3.2 million, respectively.

Capital Leases

We have entered into various agreements to lease equipment under capital leases over terms between 36 and 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment, net, on the consolidated balance sheets under the categories of computer equipment and software and office furniture and equipment.

Future minimum commitments for leases as of December 31, 2011 are as follows (in thousands):

	Operating Leases	Capital Leases
2012	$8,480	$1,416
2013	8,489	1,349
2014	8,163	974
2015	7,330	258
2016 and thereafter	24,306	231

Total minimum lease payments	$56,768	4,228

Less: Amounts representing interest not yet incurred		331

Present value of capital lease obligations		3,897
Less: Current portion		1,067

Long-term portion of capital lease obligations		$2,830

DOE Loan Facility

We have received loans under the DOE Loan Facility (see Note 9). Future loan repayments for these loans as of December 31, 2011 are as follows (in thousands):

2012	$13,368
2013	36,676
2014	36,064
2015	35,460
2016 and thereafter	183,893

Total loan repayments under the DOE Loan Facility	305,461
Less: Amounts representing interest not yet incurred	29,210

Principal amount of outstanding loans under the DOE Loan Facility	276,251
Less: Current portion	7,916

Long-term portion of loans under the DOE Loan Facility	$268,335

Environmental Liabilities

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI (see Note 5). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and until recently, were undertaking efforts to address these conditions. These conditions are now being addressed by us and NUMMI. Although we have been advised by NUMMI that it has documented and managed the environmental issues and we completed a reasonable level of diligence on such environmental issues at the time we purchased the facility, we cannot determine the exact potential costs to remediate any pre-existing contamination with any certainty. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. As we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of December 31, 2011, we have accrued $5.3 million related to these environmental liabilities.

16. Subsequent Events

DOE Loan Facility Draw-Down

In February 2012, we received additional loans under the DOE Loan Facility for $14.4 million at interest rates ranging from 0.9% to 1.4%.

17. Quarterly Results of Operations (Unaudited)

The following table includes selected quarterly results of operations data for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2011
Total revenues	$49,030	$58,171	$57,666	$39,375
Gross profit	18,028	18,508	17,224	7,835
Net loss	(48,941)	(58,903)	(65,078)	(81,488)
Net loss per share, basic and diluted	(0.51)	(0.60)	(0.63)	(0.78)

2010
Total revenues	$20,812	$28,405	$31,241	$36,286
Gross profit	3,852	6,261	9,296	11,321
Net loss	(29,519)	(38,517)	(34,935)	(51,358)
Net loss per share, basic and diluted	(4.04)	(5.04)	(0.38)	(0.54)

Net loss per share, basic and diluted for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different numbers of shares outstanding during each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2011 as stated in their report which is included herein.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and that projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting which occurred during the fourth fiscal quarter of the year ended December 31, 2011 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (2012 Proxy Statement) and is incorporated herein by reference. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010

4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	4.3	May 27, 2010

4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333-164593	4.3A	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333-164593	4.4	May 27, 2010

4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333-164593	4.5	May 27, 2010

4.6	Fifth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	June 1, 2011

4.7	Fifth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-174466	4.2E	June 2, 2011

10.1	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-164593	10.1	June 15, 2010

10.2	2003 Equity Incentive Plan	S-1/A	333-164593	10.2	May 27, 2010

10.3	Form of Stock Option Agreement under 2003 Equity Incentive Plan	S-1	333-164593	10.3	January 29, 2010

10.3A	Grant Notice and Stock Option Agreement between the Registrant and Elon Musk	S-1/A	333-164593	10.3A	March 29, 2010

10.4	2010 Equity Incentive Plan	S-1/A	333-164593	10.4	May 27, 2010

10.5	Form of Stock Option Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.5	March 29, 2010

10.6	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.6	March 29, 2010

10.7	2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.7	May 27, 2010

10.8	Form of Purchase Agreement under 2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.8	June 15, 2010

10.9	Offer Letter between the Registrant and Elon Musk dated October 13, 2008	S-1	333-164593	10.9	January 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.10	Offer Letter between the Registrant and Deepak Ahuja dated June 13, 2008, and amended June 4, 2009	S-1	333-164593	10.10	January 29, 2010

10.11	Relocation Agreement between the Registrant and Deepak Ahuja effective October 31, 2008 and amended June 4, 2009	S-1	333-164593	10.11	January 29, 2010

10.12	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004	S-1	333-164593	10.12	January 29, 2010

10.13	Offer Letter between the Registrant and Michael F. Donoughe dated June 4, 2008, and amended December 10, 2008	S-1	333-164593	10.13	January 29, 2010

10.14	Offer Letter between the Registrant and John Walker dated August 17, 2009	S-1	333-164593	10.14	January 29, 2010

10.15	Relocation Agreement between the Registrant and John Walker dated January 26, 2010	S-1	333-164593	10.15	January 29, 2010

10.16	Offer Letter between the Registrant and Jon Sobel dated August 30, 2009	S-1	333-164593	10.16	January 29, 2010

10.17	Offer Letter between the Registrant and Gilbert Passin dated January 1, 2010	S-1	333-164593	10.17	January 29, 2010

10.18	Commercial Single-Tenant Lease between the Registrant and Russell A. and Deborah B. Margiotta, Trustees of the Margiotta Family Trust UTA May 26, 1981 dated June 7, 2005	S-1	333-164593	10.18	January 29, 2010

10.19	Commercial Single-Tenant Lease between the Registrant and James R. Hull dated August 16, 2006	S-1	333-164593	10.19	January 29, 2010

10.20	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated July 25, 2007	S-1	333-164593	10.20	January 29, 2010

10.21	License Agreement between the Registrant and MS Kearny Northrop Avenue, LLC dated July 23, 2009	S-1	333-164593	10.21	January 29, 2010

10.22	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated August 6, 2009	S-1	333-164593	10.22	January 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.23†	Supply Agreement for Products and Services between Lotus Cars Limited and the Registrant dated July 11, 2005	S-1	333-164593	10.23	January 29, 2010

10.23A†	Amendment No. 1 to Supply Agreement between Lotus Cars Limited and the Registrant dated August 4, 2009	S-1	333-164593	10.23A	January 29, 2010

10.23B†	Amendment No. 2 to Supply Agreement between Lotus Cars Limited and the Registrant dated March 22, 2010	S-1/A	333-164593	10.23B	March 29, 2010

10.24†	Supply Agreement between Eberspacher (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.24	March 29, 2010

10.25†	Supply Agreement between Perei Group (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.25	March 29, 2010

10.26†	Supply Agreement between Burgaflex (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.26	March 29, 2010

10.27†	Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company, Sanyo Energy (USA) Corporation and the Registrant dated February 1, 2007	S-1	333-164593	10.27	January 29, 2010

10.27A†	Amendment No. 1 to Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company and Sanyo Energy (USA) Corporation and the Registrant effective as of February 1, 2007	S-1	333-164593	10.27A	January 29, 2010

10.28†	Supply Agreement by and between Taiway Ltd. and the Registrant dated February 12, 2007	S-1	333-164593	10.28	March 29, 2010

10.29†	Supply Agreement between Chroma ATE Inc. and the Registrant dated April 19, 2007	S-1/A	333-164593	10.29	March 29, 2010

10.30†	Supply Agreement between Polytec Holden Ltd. and the Registrant dated April 13, 2007	S-1/A	333-164593	10.30	March 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.31†	Modification to Terms and Conditions between BorgWarner TorqTransfer Systems Inc. and the Registrant dated September 22, 2008	S-1	333-164593	10.31	January 29, 2010

10.32†	ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 12, 2009	S-1/A	333-164593	10.32	May 27, 2010

10.32A	Addendum to ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 20, 2009	S-1/A	333-164593	10.32A	May 27, 2010

10.32B†	Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated March 20, 2009	S-1/A	333-164593	10.32B	May 27, 2010

10.32C†	Second Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 8, 2010	S-1/A	333-164593	10.32C	May 27, 2010

10.33†	Supply Agreement by and among Panasonic Industrial Company, Panasonic Corporation, acting through Energy Company, and the Registrant dated July 21, 2009	S-1	333-164593	10.33	January 29, 2010

10.34†	Exclusivity and Intellectual Property Agreement between Daimler North America Corporation and the Registrant dated May 11, 2009	S-1/A	333-164593	10.34	March 29, 2010

10.35	Side Agreement between the Registrant and Blackstar Investco LLC dated May 11, 2009	S-1	333-164593	10.35	January 29, 2010

10.36	Letter Agreement between the Elon Musk Revocable Trust dated July 22, 2003 and Blackstar Investco LLC, dated May 11, 2009	S-1	333-164593	10.36	January 29, 2010

10.37	Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	10.37	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.37A	First Amendment to Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of June 15, 2011	—	—	—	—	X

10.37B	Limited Waiver to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of February 22, 2012	—	—	—	—	X

10.38	Note Purchase Agreement by and among the Federal Financing Bank, the Registrant and the Secretary of Energy dated as of January 20, 2010	S-1/A	333-164593	10.38	May 27, 2010

10.39	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.39	May 27, 2010

10.40	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.40	May 27, 2010

10.41	Pledge and Security Agreement made by the Registrant and the Grantors party thereto in favor of Midland Loan Services, Inc. dated as of January 20, 2010	S-1/A	333-164593	10.41	May 27, 2010

10.42	Guarantee made by the Guarantors party thereto in favor of the United States Department of Energy, the Federal Financing Bank and the holders of the notes described therein dated as of January 20, 2010	S-1/A	333-164593	10.42	May 27, 2010

10.43†	Development Contract between Daimler AG and Tesla Motors Ltd. dated May 10, 2010	S-1/A	333-164593	10.43	May 27, 2010

10.44	Settlement Agreement between the Registrant and entities affiliated with Valor Equity Partners dated May 20, 2010	S-1/A	333-164593	10.44	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.45	Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated May 26, 2010	S-1/A	333-164593	10.45	May 27, 2010

10.45A	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010	10-Q	001-34756	10.3	November 12, 2010

10.45B	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010	10-Q	001-34756	10.4	November 12, 2010

10.45C	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010	10-Q	001-34756	10.5	November 12, 2010

10.45D	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010	10-Q	001-34756	10.6	November 12, 2010

10.45E	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010	10-Q	001-34756	10.7	November 12, 2010

10.45F†	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010	10-Q	001-34756	10.8	November 12, 2010

10.46	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010	10-Q	001-34756	10.1	November 12, 2010

10.46A	Addendum No. 1 to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010	10-Q	001-34756	10.2	November 12, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.47†	Phase 1 Contract Services Agreement between Registrant and Toyota Motor Corporation dated October 6, 2010	10-K	001-34756	10.47	March 3, 2011

10.48†	Amendment No. 3 to Supply Agreement between Lotus Cars Limited and the Registrant dated June 13, 2011	10-Q	001-34756	10.1	August 12, 2011

10.49†	Supply and Services Agreement between Toyota Motor Engineering & Manufacturing North America, Inc. and the Registrant dated July 15, 2011	10-Q	001-34756	10.1	November 14, 2011

10.50†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS**	XBRL Instance Document.	—	—	—	—

101.SCH**	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—
*	Furnished herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: February 27, 2012	/s/ Elon Musk
Elon Musk Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Deepak Ahuja Deepak Ahuja	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ Brad Buss Brad Buss	Director	February 27, 2012

/s/ Ahmed Saif Al Darmaki Ahmed Saif Al Darmaki	Director	February 27, 2012

/s/ Ira Ehrenpreis Ira Ehrenpreis	Director	February 27, 2012

/s/ Antonio Gracias Antonio Gracias	Director	February 27, 2012

/s/ Stephen Jurvetson Stephen Jurvetson	Director	February 27, 2012

/s/ Herbert Kohler Herbert Kohler	Director	February 27, 2012

/s/ Kimbal Musk Kimbal Musk	Director	February 27, 2012