Form 10-K/A
period 2011-12-31
TESLA MOTORS INC
filed 2012-03-28
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Tesla Motors, Inc. for the period ended December 31, 2011, originally filed with the Securities and Exchange Commission (the SEC) on February 27, 2012 (the Form 10-K), is to furnish detail-tagged footnotes in Exhibit 101 to the Form 10-K.

Rule 405(a)(2) of Regulation S-T allows for a 30-day grace period for the initial submission of detail-tagged footnotes with the SEC.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1 ^	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2 ^	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1 ^	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2 ^	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A ^	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B ^	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010

4.2C ^	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010

4.2D ^	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.3 ^	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	4.3	May 27, 2010

4.3A ^	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333-164593	4.3A	May 27, 2010

4.4 ^	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333-164593	4.4	May 27, 2010

4.5 ^	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333-164593	4.5	May 27, 2010

4.6 ^	Fifth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	June 1, 2011

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.7 ^	Fifth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-174466	4.2E	June 2, 2011

10.1 ^	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-164593	10.1	June 15, 2010

10.2 ^	2003 Equity Incentive Plan	S-1/A	333-164593	10.2	May 27, 2010

10.3 ^	Form of Stock Option Agreement under 2003 Equity Incentive Plan	S-1	333-164593	10.3	January 29, 2010

10.3A ^	Grant Notice and Stock Option Agreement between the Registrant and Elon Musk	S-1/A	333-164593	10.3A	March 29, 2010

10.4 ^	2010 Equity Incentive Plan	S-1/A	333-164593	10.4	May 27, 2010

10.5 ^	Form of Stock Option Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.5	March 29, 2010

10.6 ^	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.6	March 29, 2010

10.7 ^	2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.7	May 27, 2010

10.8 ^	Form of Purchase Agreement under 2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.8	June 15, 2010

10.9 ^	Offer Letter between the Registrant and Elon Musk dated October 13, 2008	S-1	333-164593	10.9	January 29, 2010

10.10 ^	Offer Letter between the Registrant and Deepak Ahuja dated June 13, 2008, and amended June 4, 2009	S-1	333-164593	10.10	January 29, 2010

10.11 ^	Relocation Agreement between the Registrant and Deepak Ahuja effective October 31, 2008 and amended June 4, 2009	S-1	333-164593	10.11	January 29, 2010

10.12 ^	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004	S-1	333-164593	10.12	January 29, 2010

10.13 ^	Offer Letter between the Registrant and Michael F. Donoughe dated June 4, 2008, and amended December 10, 2008	S-1	333-164593	10.13	January 29, 2010

10.14 ^	Offer Letter between the Registrant and John Walker dated August 17, 2009	S-1	333-164593	10.14	January 29, 2010

10.15 ^	Relocation Agreement between the Registrant and John Walker dated January 26, 2010	S-1	333-164593	10.15	January 29, 2010

10.16 ^	Offer Letter between the Registrant and Jon Sobel dated August 30, 2009	S-1	333-164593	10.16	January 29, 2010

10.17 ^	Offer Letter between the Registrant and Gilbert Passin dated January 1, 2010	S-1	333-164593	10.17	January 29, 2010

10.18 ^	Commercial Single-Tenant Lease between the Registrant and Russell A. and Deborah B. Margiotta, Trustees of the Margiotta Family Trust UTA May 26, 1981 dated June 7, 2005	S-1	333-164593	10.18	January 29, 2010

10.19 ^	Commercial Single-Tenant Lease between the Registrant and James R. Hull dated August 16, 2006	S-1	333-164593	10.19	January 29, 2010

10.20 ^	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated July 25, 2007	S-1	333-164593	10.20	January 29, 2010

10.21 ^	License Agreement between the Registrant and MS Kearny Northrop Avenue, LLC dated July 23, 2009	S-1	333-164593	10.21	January 29, 2010

10.22 ^	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated August 6, 2009	S-1	333-164593	10.22	January 29, 2010

10.23† ^	Supply Agreement for Products and Services between Lotus Cars Limited and the Registrant dated July 11, 2005	S-1	333-164593	10.23	January 29, 2010

10.23A† ^	Amendment No. 1 to Supply Agreement between Lotus Cars Limited and the Registrant dated August 4, 2009	S-1	333-164593	10.23A	January 29, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.23B† ^	Amendment No. 2 to Supply Agreement between Lotus Cars Limited and the Registrant dated March 22, 2010	S-1/A	333-164593	10.23B	March 29, 2010

10.24† ^	Supply Agreement between Eberspacher (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.24	March 29, 2010

10.25† ^	Supply Agreement between Perei Group (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.25	March 29, 2010

10.26† ^	Supply Agreement between Burgaflex (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.26	March 29, 2010

10.27† ^	Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company, Sanyo Energy (USA) Corporation and the Registrant dated February 1, 2007	S-1	333-164593	10.27	January 29, 2010

10.27A† ^	Amendment No. 1 to Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company and Sanyo Energy (USA) Corporation and the Registrant effective as of February 1, 2007	S-1	333-164593	10.27A	January 29, 2010

10.28† ^	Supply Agreement by and between Taiway Ltd. and the Registrant dated February 12, 2007	S-1	333-164593	10.28	March 29, 2010

10.29† ^	Supply Agreement between Chroma ATE Inc. and the Registrant dated April 19, 2007	S-1/A	333-164593	10.29	March 29, 2010

10.30† ^	Supply Agreement between Polytec Holden Ltd. and the Registrant dated April 13, 2007	S-1/A	333-164593	10.30	March 29, 2010

10.31† ^	Modification to Terms and Conditions between BorgWarner TorqTransfer Systems Inc. and the Registrant dated September 22, 2008	S-1	333-164593	10.31	January 29, 2010

10.32† ^	ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 12, 2009	S-1/A	333-164593	10.32	May 27, 2010

10.32A ^	Addendum to ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 20, 2009	S-1/A	333-164593	10.32A	May 27, 2010

10.32B† ^	Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated March 20, 2009	S-1/A	333-164593	10.32B	May 27, 2010

10.32C† ^	Second Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 8, 2010	S-1/A	333-164593	10.32C	May 27, 2010

10.33† ^	Supply Agreement by and among Panasonic Industrial Company, Panasonic Corporation, acting through Energy Company, and the Registrant dated July 21, 2009	S-1	333-164593	10.33	January 29, 2010

10.34† ^	Exclusivity and Intellectual Property Agreement between Daimler North America Corporation and the Registrant dated May 11, 2009	S-1/A	333-164593	10.34	March 29, 2010

10.35 ^	Side Agreement between the Registrant and Blackstar Investco LLC dated May 11, 2009	S-1	333-164593	10.35	January 29, 2010

10.36 ^	Letter Agreement between the Elon Musk Revocable Trust dated July 22, 2003 and Blackstar Investco LLC, dated May 11, 2009	S-1	333-164593	10.36	January 29, 2010

10.37 ^	Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	10.37	May 27, 2010

10.37A ^	First Amendment to Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of June 15, 2011	10-K	001-34756	10.37A	February 27, 2012

10.37B ^	Limited Waiver to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of February 22, 2012	10-K	001-34756	10.37B	February 27, 2012

10.38 ^	Note Purchase Agreement by and among the Federal Financing Bank, the Registrant and the Secretary of Energy dated as of January 20, 2010	S-1/A	333-164593	10.38	May 27, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.39 ^	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.39	May 27, 2010

10.40 ^	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.40	May 27, 2010

10.41 ^	Pledge and Security Agreement made by the Registrant and the Grantors party thereto in favor of Midland Loan Services, Inc. dated as of January 20, 2010	S-1/A	333-164593	10.41	May 27, 2010

10.42 ^	Guarantee made by the Guarantors party thereto in favor of the United States Department of Energy, the Federal Financing Bank and the holders of the notes described therein dated as of January 20, 2010	S-1/A	333-164593	10.42	May 27, 2010

10.43† ^	Development Contract between Daimler AG and Tesla Motors Ltd. dated May 10, 2010	S-1/A	333-164593	10.43	May 27, 2010

10.44 ^	Settlement Agreement between the Registrant and entities affiliated with Valor Equity Partners dated May 20, 2010	S-1/A	333-164593	10.44	May 27, 2010

10.45 ^	Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated May 26, 2010	S-1/A	333-164593	10.45	May 27, 2010

10.45A ^	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010	10-Q	001-34756	10.3	November 12, 2010

10.45B ^	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010	10-Q	001-34756	10.4	November 12, 2010

10.45C ^	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010	10-Q	001-34756	10.5	November 12, 2010

10.45D ^	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010	10-Q	001-34756	10.6	November 12, 2010

10.45E ^	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010	10-Q	001-34756	10.7	November 12, 2010

10.45F† ^	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010	10-Q	001-34756	10.8	November 12, 2010

10.46 ^	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010	10-Q	001-34756	10.1	November 12, 2010

10.46A ^	Addendum No. 1 to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010	10-Q	001-34756	10.2	November 12, 2010

10.47† ^	Phase 1 Contract Services Agreement between Registrant and Toyota Motor Corporation dated October 6, 2010	10-K	001-34756	10.47	March 3, 2011

10.48† ^	Amendment No. 3 to Supply Agreement between Lotus Cars Limited and the Registrant dated June 13, 2011	10-Q	001-34756	10.1	August 12, 2011

10.49† ^	Supply and Services Agreement between Toyota Motor Engineering & Manufacturing North America, Inc. and the Registrant dated July 15, 2011	10-Q	001-34756	10.1	November 14, 2011

10.50† ^	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011	10-K	001-34756	10.50	February 27, 2012

23.1 ^	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	10-K	001-34756	23.1	February 27, 2012

31.1 ^	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	10-K	001-34756	31.1	February 27, 2012

31.2 ^	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	10-K	001-34756	31.2	February 27, 2012

32.1* ^	Section 1350 Certifications	—	—	—	—

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment has been requested for portions of this exhibit
^	Previously filed or furnished, as applicable, as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: March 28, 2012	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)