Form 10-Q
period 2012-03-31
TESLA MOTORS INC
filed 2012-05-10
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 105,214,400 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, future profitability, future delivery of automobiles, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management and the statements made below under the heading “Management Opportunities, Challenges and Risks.” The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$218,570	$255,266
Short-term marketable securities	25,009	25,061
Restricted cash	39,199	23,476
Accounts receivable	13,589	9,539
Inventory	55,427	50,082
Prepaid expenses and other current assets	7,103	9,414

Total current assets	358,897	372,838

Operating lease vehicles, net	12,046	11,757
Property, plant and equipment, net	364,128	298,414
Restricted cash	3,805	8,068
Other assets	22,224	22,371

Total assets	$761,100	$713,448

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$64,333	$56,141
Accrued liabilities	33,613	32,109
Deferred revenue	2,594	2,345
Capital lease obligations, current portion	1,670	1,067
Reservation payments	113,318	91,761
Long-term debt, current portion	20,194	7,916

Total current liabilities	235,722	191,339

Common stock warrant liability	8,683	8,838
Capital lease obligations, less current portion	3,721	2,830
Deferred revenue, less current portion	3,072	3,146
Long-term debt, less current portion	340,323	268,335
Other long-term liabilities	15,705	14,915

Total liabilities	607,226	489,403

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value; 221,903,982 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 105,164,770 and 104,530,305 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	105	104
Additional paid-in capital	913,040	893,336
Accumulated other comprehensive loss	(6)	(3)
Accumulated deficit	(759,265)	(669,392)

Total stockholders’ equity	153,874	224,045

Total liabilities and stockholders’ equity	$761,100	$713,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Automotive sales	$19,245	$33,628
Development services	10,922	15,402

Total revenues	30,167	49,030
Cost of revenues
Automotive sales	13,932	26,961
Development services	6,025	4,041

Total cost of revenues	19,957	31,002
Gross profit	10,210	18,028
Operating expenses
Research and development	68,391	41,162
Selling, general and administrative	30,582	24,212

Total operating expenses	98,973	65,374

Loss from operations	(88,763)	(47,346)
Interest income	90	40
Interest expense	(65)	—
Other expense, net	(1,076)	(1,485)

Loss before income taxes	(89,814)	(48,791)
Provision for income taxes	59	150

Net loss	$(89,873)	$(48,941)

Net loss per share of common stock, basic and diluted	$(0.86)	$(0.51)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	104,784,343	95,187,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$89,873	$48,941

Other comprehensive loss, net of tax:
Unrealized net loss on short-term marketable securities	6	—

Other comprehensive loss	6	—

Comprehensive loss	$89,879	$48,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(89,873)	$(48,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,163	3,517
Change in fair value of warrant liability	(155)	1,421
Discounts and premiums on short-term marketable securities	41	—
Stock-based compensation	10,711	5,926
Inventory write-downs	2,612	383
Other	182	11
Changes in operating assets and liabilities
Accounts receivable	(4,050)	(13,550)
Inventories and operating lease vehicles	(5,600)	(6,963)
Prepaid expenses and other current assets	2,483	(1,423)
Other assets	(14)	(366)
Accounts payable	5,942	7,958
Accrued liabilities	948	(216)
Deferred revenue	176	(509)
Reservation payments	21,557	8,657
Other long-term liabilities	790	798

Net cash used in operating activities	(50,087)	(43,297)

Cash Flows From Investing Activities
Purchases of marketable securities	(14,992)	—
Maturities of short-term marketable securities	15,000	—
Purchases of property and equipment, excluding capital leases	(67,987)	(20,476)
Withdrawals out of (transfers into) our dedicated Department of Energy account, net	(10,998)	30,654
Increase in other restricted cash	(463)	(67)

Net cash (used in) provided by investing activities	(79,440)	10,111

Cash Flows From Financing Activities
Principal payments on capital leases and other debt	(429)	(79)
Proceeds from long-term debt	84,267	30,656
Proceeds from exercise of stock options and other stock issuances	8,993	3,706

Net cash provided by financing activities	92,831	34,283

Net increase (decrease) in cash and cash equivalents	(36,696)	1,097
Cash and cash equivalents at beginning of period	255,266	99,558

Cash and cash equivalents at end of period	$218,570	$100,655

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment	520	2,372

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

Since inception, we have incurred significant losses and have used approximately $495 million of cash in operations through March 31, 2012. As of March 31, 2012, we had $243.6 million in cash and cash equivalents and short-term marketable securities. We are currently selling the Tesla Roadster and are developing the Model S sedan which we currently expect to introduce in June 2012. In February 2012, we revealed an early prototype of our Model X crossover.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Revenue Recognition

We recognize revenues from sales of the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of emission credits, such as zero emission vehicle and greenhouse gas emission credits, as well as sales of electric vehicle powertrain components and systems, such as battery packs and drive units. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. Subsequently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended, March 31
	2012	2011
Accrued warranty – beginning of period	$6,315	$5,417
Warranty costs incurred	(869)	(576)
Provision for warranty	484	963

Accrued warranty – end of period	$5,930	$5,804

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the condensed consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

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

As of March 31, 2012 and December 31, 2011, our accounts receivable were derived primarily from the development of powertrain systems for Toyota Motor Corporation (Toyota) (see Note 9) and sales of powertrain components to Daimler.

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	March 31, 2012	December 31, 2011
Toyota	66%	52%
Daimler	24%	38%

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

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Three Months Ended March 31,
	2012	2011
Period-end stock options to purchase common stock	17,597,612	14,654,270
Period-end Department of Energy warrant to purchase common stock (1)	3,090,111	3,090,111
Period-end common stock subject to repurchase	70	1,112

(1)	See Note 6 for Department of Energy (DOE) warrant

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. The authoritative guidance also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other compressive income are presented, which was indefinitely deferred by the FASB in December 2011. We adopted this authoritative guidance in the first quarter of fiscal 2012. The adoption of this updated guidance did not have a material impact on our condensed consolidated financial statements.

3. Balance Sheet Components

Inventory

As of March 31, 2012 and December 31, 2011, our inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$15,867	$12,095
Work in process	197	3,665
Finished goods	22,489	26,120
Service parts	16,874	8,202

Total	$55,427	$50,082

Property, Plant and Equipment

As of March 31, 2012 and December 31, 2011, our property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment and software	$11,208	$10,804
Office furniture, machinery and equipment	22,870	21,495
Tooling	16,584	16,584
Leasehold improvements	32,105	27,901
Land	26,391	26,391
Construction in progress	290,028	227,461

	399,186	330,636
Less: Accumulated depreciation and amortization	(35,058)	(32,222)

Total	$364,128	$298,414

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. We will start depreciating these assets upon commencement of our Model S production. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three months ended March 31, 2012 and 2011, we capitalized $1.6 million and $0.7 million of interest expense, respectively.

Depreciation and amortization expense during the three months ended March 31, 2012 and 2011 was $3.8 million and $3.1 million, respectively.

Other Assets

As of March 31, 2012 and December 31, 2011, our other assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Emission credits	$14,508	$14,508
Loan facility issuance costs, net	6,246	6,407
Other	1,470	1,456

Total	$22,224	$22,371

Accrued Liabilities

As of March 31, 2012 and December 31, 2011, our accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued purchases	$20,056	$19,534
Payroll and related costs	8,616	8,905
Accrued warranty	1,791	2,044
Adverse purchase commitments	1,330	111
Taxes payable	652	967
Other	1,168	548

Total	$33,613	$32,109

Other Long-Term Liabilities

As of March 31, 2012 and December 31, 2011, our other long-term liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Environmental liabilities	$5,300	$5,300
Accrued warranty, long-term	4,139	4,271
Deferred rent liability	3,936	3,839
Other	2,330	1,505

Total	$15,705	$14,915

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

As of March 31, 2012 and December 31, 2011, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	March 31, 2012				December 31, 2011
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$196,774	$196,774	$—	$—	$196,701	$196,701	$—	$—
Corporate note	10,010	—	10,010	—	10,062	—	10,062	—
Commercial paper	14,999	—	14,999	—	14,999	—	14,999	—

Total	$221,783	$196,774	$25,009	$—	$221,762	$196,701	$25,061	$—

Common stock warrant liability	$8,683	$—	$—	$8,683	$8,838	$—	$—	$8,838
Foreign currency forward contract	654	—	654	—	109	—	109	—

Total	$9,337	$—	$654	$8,683	$8,947	$—	$109	$8,838

Our available-for-sale marketable securities classified by security type as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate note	$10,016	$—	$(6)	$10,010	$10,065	$—	$(3)	$10,062
Commercial paper	14,999	—	—	14,999	14,999	—	—	14,999

Total	$25,015	$—	$(6)	$25,009	$25,064	$—	$(3)	$25,061

All of our marketable securities with gross unrealized losses have been in a continuous unrealized loss position for less than twelve months as of March 31, 2012 and December 31, 2011. We have determined that the gross unrealized losses on our marketable securities as of March 31, 2012 and December 31, 2011 were temporary in nature.

The changes in the fair value of our common stock warrant liability were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Fair value, beginning of period	$8,838	$6,088
Change in fair value	(155)	1,421

Fair value, end of period	$8,683	$7,509

The estimated fair value of our long-term debt based on a market approach was approximately $281.1 million (par value of $360.5 million) and $220.3 million (par value of $276.3 million) as of March 31, 2012 and December 31, 2011 respectively and represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements, such as credit risk.

We operate in various foreign countries, which exposes us to foreign currency exchange risk between the U.S. dollar and various foreign currencies, the most significant of which have been the British pound and Japanese yen. In order to manage this risk, we enter into foreign currency forward contracts. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other expense, net on our condensed consolidated statements of operations. During the three months ended March 31, 2012 and 2011, net gains and losses related to these instruments were not significant. We had notional amounts on foreign currency exchange contracts outstanding of $18.3 million and $8.8 million as of March 31, 2012 and December 31, 2011, respectively.

5. Reservation Payments

Reservation payments consist of payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster, Model S or Model X. These amounts are recorded as current liabilities until the vehicle is delivered. For our Tesla Roadsters, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For Model S and Model X, we require an initial refundable reservation payment of at least $5,000. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of March 31, 2012, we held reservation payments for undelivered Model S and Model X in an aggregate amount of $112.6 million. As of December 31, 2011, we held reservation payments for undelivered Model S of $90.0 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for the Model S and Model X are fully refundable until such time that a customer enters into a purchase agreement.

6. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options and in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, as detailed below. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million will be made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million will be made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us prior to the execution of the DOE Loan Facility and related to the Powertrain Facility and the Model S Facility will be applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs will be adjusted to take this into account. Our obligations for the development of, and the build-out of our manufacturing facility for, Model S is budgeted to be an aggregate of $33 million or approximately 8.5% of the ongoing budgeted cost, plus any cost overruns for the projects. We have paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore expect to receive 100% reimbursement from the DOE Loan Facility for ongoing budgeted costs, but will continue to be responsible for cost overruns. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million.

Our DOE Loan Facility draw-downs were as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% - 1.5%

Remaining Balance, December 31, 2011	188,797

Draw-downs received during the three months ended March 31, 2012	(84,267)	0.9% - 1.6%

Remaining Balance, March 31, 2012	$104,530

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

Under the DOE Loan Facility, we have agreed to fund a dedicated debt service reserve account. In February 2012, we funded $15.0 million into this account, an amount equal to all principal and interest that will come due on December 15, 2012, and on or before October 15, 2012, we have agreed to fund an amount equal to all principal and interest that will come due on March 15, 2013 and June 15, 2013. Once we have deposited such amounts, we will not be required to further fund such debt service reserve account. We have classified this cash as current restricted cash on the condensed consolidated balance sheet.

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

Upon completion of our IPO in 2010, we set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account is used by us to fund any cost overruns for our powertrain and Tesla Factory projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of March 31, 2012 and December 31, 2011, $19.5 million and $23.5 million were held in this dedicated account, respectively. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheet.

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

Since the number of shares ultimately issuable under the warrants will vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date. The prepayment feature which allows us to prepay the DOE Loan Facility, and consequently affect the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. The use of different assumptions or a different methodology may have a material impact on the estimated fair value. This embedded derivative is inherently valued and accounted for as part of the warrant liability on our condensed consolidated balance sheets. Changes to the fair value of the embedded derivative are reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date.

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to other expense, net over the expected term of the DOE Loan Facility of approximately 13 years. During the three months ended March 31, 2012 and 2011, we amortized $0.2 million and $0.6 million to other expense, net, respectively.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of shares of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of March 31, 2012 and December 31, 2011, the fair value of the DOE warrant was $8.7 million and $8.8 million, respectively. During the three months ended March 31, 2012, we recognized income for the change in the fair value of the DOE warrant in the amount of $0.2 million and during the three months ended March 31, 2011, we recognized a charge for the change in the fair value of the DOE warrant in the amount of $1.4 million, respectively.

7. Equity Incentive Plans

We account for stock-based compensation by measuring and recognizing the fair value of all stock-based payment awards made to employees based on the estimated grant date fair values, including employee stock options and our employee stock purchase plan. We use the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of the stock’s market price, the expected term of the stock-based awards, the expected risk free rate of interest and any dividend yields. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. As we have been operating as a public company for a period of time that is shorter than our estimated expected option life, we concluded that our historical price volatility does not provide a reasonable basis for input assumptions within the Black-Scholes valuation model when determining the fair value of its stock options. As a result, our expected volatility is based on the historical volatility of a peer group of publicly traded companies.

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$7	$154
Research and development	5,932	2,299
Selling, general and administrative	4,772	3,473

Total	$10,711	$5,926

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2012	2011
North America	$17,108	$24,409
Europe	9,231	20,998
Asia	3,828	3,623

Total	$30,167	$49,030

During the three months ended March 31, 2012 and 2011, we recognized revenues of $17.0 million and $23.6 million in the United States, respectively.

Long-lived Assets

	March 31, 2012	December 31, 2011
United States	$369,368	$304,786
International	6,806	5,384

Total	$376,174	$310,170

9. Development Services

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. Pursuant to the agreement, Toyota would pay us up to $9.0 million for the development services to be provided by us. We began producing and delivering prototypes to Toyota during the three months ended September 30, 2010. During the three months ended March 31, 2011, we recognized $1.2 million in development services revenue. As of June 30, 2011, we had delivered all prototypes and as such, no further development services revenue under the Phase 0 agreement was recorded during the three months ended March 31, 2012.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota would pay us up to $60.0 million for the successful completion of certain at risk development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the three months ended March 31, 2012 and 2011, we completed the various milestones along with the amortization of our upfront payment and the delivery of certain prototype samples and recognized $10.7 million and $14.0 million in development services revenue, respectively. As of March 31, 2012, all development milestones under the Phase 1 agreement have been completed.

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software, which would be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we would provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2012, we began delivering the electric powertrain system to Toyota for installation into the Toyota RAV4 EV and recognized revenue of $0.3 million in automotive sales.

10. Commitments and Contingencies

Environmental Liabilities

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater, and until recently, were undertaking efforts to address these conditions. These conditions are now being addressed by us and NUMMI. Although we have been advised by NUMMI that it has documented and managed the environmental issues and we completed a reasonable level of diligence on such environmental issues at the time we purchased the facility, we cannot determine the potential costs to remediate any pre-existing contamination with any certainty. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. As we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2012 and December 31, 2011, we have accrued $5.3 million related to these environmental liabilities.

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

11. Subsequent Events

DOE Loan Facility Draw-Down

In May 2012, we received an additional loan under the DOE Loan Facility for $8.1 million at an interest rate of 1.3%.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network, and market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We were incorporated in Delaware in July 2003, opened our first store in Los Angeles, California in May 2008, and introduced our first vehicle, the Tesla Roadster, in early 2008. We are targeting our second vehicle, the Model S sedan, for a significantly broader customer base than the Tesla Roadster and plan to manufacture Model S in higher volumes than those for the Tesla Roadster. We anticipate that initial deliveries of Model S will begin in June 2012. We have also recently revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform.

During the three months ended March 31, 2012, we recognized total revenues of $30.2 million, a decrease of 39% from total revenues of $49.0 million for the three months ended March 31, 2011. Automotive sales revenue of $19.2 million decreased 43% from the three months ended March 31, 2011, primarily reflecting the completion of the Daimler AG (Daimler) Smart fortwo and A-Class EV production programs at the end of 2011 under which we supplied Daimler with battery packs and chargers. Sales of the Tesla Roadster decreased as we concluded sales of the Tesla Roadster in North America during the quarter, partially offset by strong demand in Europe and Asia, where we are selling our remaining Tesla Roadsters in 2012 until inventory is depleted. We concluded the production run of our current generation Tesla Roadster in January 2012.

Development services revenue decreased to $10.9 million for the three months ended March 31, 2012 from $15.4 million for the three months ended March 31, 2011, as we completed our final development services milestones and sample deliveries for the Toyota Motor Corporation (Toyota) RAV4 EV program. We also began supplying Toyota with production powertrain systems for the RAV4 EV during the quarter. Revenue related to these sales is recorded in automotive sales.

We continued to make progress on the Model S program. We have nearly completed all regulatory approvals and certifications required to begin delivery of Model S to our customers in the United States. Research and development expenses for the three months ended March 31, 2012 were $68.4 million, compared to $41.2 million for the three months ended March 31, 2011. The higher research and development expenses included costs related to beta prototype and release candidate builds and ongoing detailed testing of systems integration, performance and safety, as well as the entire cost of our manufacturing activities in preparation for the production of the vehicle at the Tesla Factory. Research and development costs also reflected design and engineering activities related to Model X.

We have produced 50 beta and several release candidate prototype Model S cars in the Tesla Factory as of March 31, 2012. As a result of investments being made in the Tesla Factory and supplier tooling for Model S, capital expenditures increased to $68.0 million for the three months ended March 31, 2012, compared to $54.3 million for the three months ended March 31, 2011. The purchase of the facility and land for the Tesla Factory was completed in October 2010.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. As a result of our continued activities to support the expansion of our business such as the launch of Model S, the operation of newly opened stores in 2011, and higher store-related and marketing activities including our Model X event, we incurred higher selling, general and administrative expenses of $30.6 million for the three months ended March 31, 2012 when compared to expenses of $27.6 million for the three months ended March 31, 2011.

Our Model S, Model X and powertrain development activities, as well as our capital investments in manufacturing infrastructure, continued to be supported by draw-downs under our Department of Energy Loan Facility (DOE Loan Facility) and other sources of cash including cash from the sales of the Tesla Roadster, cash from the provision of development services and sales of powertrain components, cash received from refundable reservation payments for our Model S and Model X, and cash received from our public offerings and private placements. During the three months ended March 31, 2012, we received $84.3 million in draw-downs under the DOE Loan Facility bringing our total long-term debt under the facility to $360.5 million. As we complete our remaining Model S and powertrain activities in 2012, we expect to continue making draw-downs under the DOE Loan Facility.

As of March 31, 2012, we had $387.3 million in principal sources of liquidity from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE accounts and the remaining amounts available under the DOE Loan Facility. This primarily includes our cash and cash equivalents in the amount of $218.6 million which includes investments in money market funds, short-term marketable securities of $25.0 million, cash of $34.5 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility, and $104.5 million available under the DOE Loan Facility. We expect that these sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity until we reach profitability in 2013, based on our current plans.

Management Opportunities, Challenges and Risks

Our principal focus has continued to be on the disciplined development of Model S so that we can commence deliveries in June 2012. We have also been focused on the continued sales of the Tesla Roadster and powertrain components, development services activities with our strategic partners, advanced engineering work on the planned Model X and pursuing new electric powertrain opportunities with automobile manufacturers.

In January 2012, we concluded the production run of our current generation Tesla Roadster. Through March 31, 2012, we had delivered approximately 2,250 Roadsters to customers. We plan to sell our remaining Tesla Roadsters during 2012 primarily in Europe and Asia until our inventory is depleted.

We completed our production deliveries to supply Daimler with battery packs and chargers for the Daimler Smart fortwo and A-Class EV programs as of December 31, 2011. Although we have continued to deliver a small number of battery packs to Daimler to meet their service requirements, we expect powertrain component sales under these programs to Daimler to be limited.

In July 2011, we entered into a supply and services agreement with Toyota for the production of an electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software, which will be integrated into the Toyota RAV4 EV. Pursuant to the agreement, Toyota will pay us approximately $100 million from 2012 through 2014 based on our delivery of these components for the Toyota RAV4 EV. Although we began shipping powertrain systems under this agreement during the three months ended March 31, 2012, powertrain component sales to Toyota is expected to be limited initially until Toyota’s production level ramps up later in 2012.

As we have a limited number of Tesla Roadsters left for sale and as we expect powertrain component sales to decline until we achieve significant deliveries for the Toyota RAV4 EV program, we anticipate our automotive sales will decline, potentially significantly, prior to deliveries of our Model S to customers. We currently expect to commence customer deliveries in June 2012; however, scale deliveries of our Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles and electric powertrain systems.

In February 2012, we received a purchase order from Daimler to begin work on the development on a full electric powertrain program for a vehicle in the Mercedes line and recently, we executed an agreement with Daimler which covers the significant terms for the development program. Due to timing differences that may arise between the recognition of future milestones under this program and the underlying costs of development services, the gross margin from our development services activities may vary from period to period as we have seen under our previous development services agreements including that for the Toyota RAV4 EV program.

We began building release candidate Model S vehicles in the first quarter of 2012 and we continue to work closely with suppliers to design, develop and test components that will meet our anticipated production design specifications and schedule. Ensuring that our design, engineering, operations and manufacturing engineering teams, and our suppliers, execute on all significant activities will be critical to a timely launch of customer deliveries of our Model S in June 2012. Our continuing negotiations with suppliers and the adequate maturation of our manufacturing capabilities will influence our ability to achieve the cost per unit that we are currently projecting. Our plan to commence deliveries of Model S in June 2012 is also dependent upon our finalizing the related design, engineering, component procurement, testing, certification, and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline.

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

Our operating expenses in 2012 will continue to be significant as we continue to make significant investments in research and development and our infrastructure to launch Model S, incur costs for the development of Model X and systematically and strategically expand our sales and service infrastructure globally to support Model S. As pre-production expenses, development and prototyping costs cannot be capitalized, our operating expenses may increase further if we are required to make late stage changes to Model S design or the assembly lines and processes to manufacture the vehicle at the Tesla Factory, or to perform additional testing in order to meet regulatory compliance prior to producing Model S in volume. Once we start producing Model S in volume, our Model S production costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, will begin to be reflected in cost of automotive sales. Accurately forecasting our manufacturing costs may be difficult until we reach a certain level of volume production. As a result of higher operating expenses in 2012, we expect to continue generating a net loss until we reach planned volume sales of Model S in 2013.

Capital spending for the Model S program will continue in 2012 as we complete our commissioning activities of the Tesla Factory and as we make final payments for tooling and manufacturing equipment required for production. Depreciation of our capital expenditures related to the manufacturing of Model S will begin when we start producing Model S in volume. We anticipate that most of the capital expenditures on Model S will continue to be funded by the DOE Loan Facility until the launch of Model S. We also anticipate our aggregate capital expenditures for 2012 to be comparable to that in 2011, primarily focused on vehicle development and manufacturing activities for Model S and Model X.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our condensed consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
Automotive sales	$19,245	$33,628
Development services	10,922	15,402

Total revenues	30,167	49,030
Cost of revenues
Automotive sales	13,932	26,961
Development services	6,025	4,041

Total cost of revenues	19,957	31,002
Gross profit	10,210	18,028
Operating expenses
Research and development	68,391	41,162
Selling, general and administrative	30,582	24,212

Total operating expenses	98,973	65,374
Loss from operations	(88,763)	(47,346)
Interest income	90	40
Interest expense	(65)	—
Other expense, net	(1,076)	(1,485)

Loss before income taxes	(89,814)	(48,791)
Provision for income taxes	59	150

Net loss	$(89,873)	$(48,941)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Vehicle, options and related sales	$17,888	$20,467
Powertrain component and related sales	1,357	13,161

Total automotive sales	$19,245	$33,628

Automotive sales during the three months ended March 31, 2012 was $19.3 million, a decrease from $33.6 million during the three months ended March 31, 2011. Vehicle, options and related sales represent sales of the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle and greenhouse gas emission credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three months ended March 31, 2012 was $17.9 million, a decrease from $20.5 million for the three months ended March 31, 2011. The decrease in vehicle, options and related sales was primarily attributable to the conclusion of our Tesla Roadster sales in North America, partially offset by an increase in the number of Tesla Roadsters that we sold in Europe and Asia. Through March 31, 2012, we had delivered approximately 2,250 Roadsters to customers. We plan to sell our remaining Tesla Roadsters during 2012 in Europe and Asia until our inventory is depleted.

Powertrain component and related sales for the three months ended March 31, 2012 was $1.4 million, a decrease from $13.2 million for the three months ended March 31, 2011. The decrease in powertrain component and related sales was primarily due to fewer shipments of battery packs and chargers to Daimler. Production for both the Daimler Smart fortwo and A-Class EV programs was completed as of December 31, 2011; however, we delivered a few additional battery packs during the first quarter to meet Daimler’s service requirements. During the three months ended March 31, 2012, we also began supplying powertrain systems to Toyota under the RAV4 EV supply and services agreement.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs and chargers to meet customer’s specifications.

Development services revenue during the three months ended March 31, 2012 was $11.0 million, a decrease from $15.4 million during the three months ended March 31, 2011.

In July 2010, we entered into an agreement with Toyota to initiate development of an electric powertrain for the Toyota RAV4. Under this Phase 0 development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. During the three months ended March 31, 2011, we delivered prototypes to Toyota and recognized $1.2 million in development services revenue. We completed all prototype vehicles under the Phase 0 agreement by June 30, 2011 and as such, we did not recognize further development services revenue during the three months ended March 31, 2012.

In October 2010, we also entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. During the three months ended March 31, 2011, we completed various milestones and delivered samples under the Phase 1 agreement, and including the amortization of our upfront payment, we recognized $14.0 million in development services revenue. During the three months ended March 31, 2012, we completed our remaining milestones and delivered samples under the Phase 1 agreement and recognized $10.7 million in development services revenue.

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

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services. Cost of revenues during the three months ended March 31, 2012 was $20.0 million, a decrease from $31.0 million during the three months ended March 31, 2011. The decrease in cost of automotive sales for the three months ended March 31, 2012 was driven primarily by a decrease in both the number of vehicles sold and battery packs and chargers delivered to Daimler.

Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. The decrease in cost of development services was driven primarily by our activities for the Toyota RAV4 EV program which we substantially completed during the three months ended March 31, 2012.

Gross profit for the three months ended March 31, 2012 was $10.2 million, a decrease from $18.0 million for the three months ended March 31, 2011. The decrease for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was driven primarily by lower sales of the Tesla Roadster and powertrain components, as well as lower gross profit from our development services activities.

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

Research and development expenses during the three months ended March 31, 2012 were $68.4 million, an increase from $41.2 million during the three months ended March 31, 2011. The increase in research and development expenses during the three months ended March 31, 2012 consisted primarily of a $14.8 million increase in employee compensation expenses from higher headcount, an $8.5 million increase in materials and prototyping expenses primarily to support our Model S beta and release candidate builds, operating expenses related to the Tesla Factory and powertrain development activities, a $3.5 million increase in office, information technology and facilities-related costs to support the growth of our business, and a $3.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants. The increase was partially offset by a $3.7 million decrease in costs related to Model S engineering, design and testing activities.

We have significantly increased our research and development efforts for the Model S in recent quarters, which has resulted in an increase in our research and development expenses. We anticipate that our research and development expenses will rise until we start producing Model S in volume. Specifically, research and development spending should decline after we start producing Model S volume and manufacturing expenses will be reflected in cost of goods sold rather than in research and development. After we start producing Model S in volume, we expect to incur additional research and development expenses related to the development of future vehicles, such as Model X.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended March 31, 2012 were $30.6 million, an increase from $24.2 million during the three months ended March 31, 2011. The increase in our selling, general and administrative expenses during the three months ended March 31, 2012 consisted primarily of a $2.8 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $1.3 million increase in stock-based compensation expense related to a larger number of outstanding equity awards and generally an increasing common stock valuation applied to new grants, a $1.0 million increase in office, information technology and facilities-related costs to support the growth of our business, a $0.7 million increase in professional and outside services costs, and a $0.5 million increase in costs principally related to our planned Tesla store openings.

We expect selling, general and administrative expenses to increase in future periods as we continue to grow and expand our operations, increase our sales and marketing activities to handle our expanding market presence and prepare for the planned Model S commercial launch in June 2012, and as we support the requirements of being a public company. We plan to open additional stores and service centers during 2012, mostly in the United States, and some of these stores will replace existing stores, which we may continue to use as service locations.

Interest Expense

Our interest expense is primarily due to our loans under the DOE Loan Facility which we began accessing in 2010. Although interest expense will increase as we continue to draw down on the DOE Loan Facility to fund our Model S and powertrain activities, we expect to capitalize this interest to construction in progress until the start of Model S production. During the three months ended March 31, 2012 and 2011, we capitalized $1.6 million and $0.7 million of interest expense to construction in progress, respectively.

Other Expense, Net

Other expense, net consists primarily of the change in the fair value of our DOE common stock warrant liability and gains and losses on our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. The DOE warrant is carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net, until its expiration or vesting.

Other expense, net, during the three months ended March 31, 2012 was $1.1 million, a decrease in expense compared to other expense, net of $1.5 million during the three months ended March 31, 2011. The increase in expense for the three months ended March 31, 2012 was primarily due to an unfavorable foreign currency exchange impact on our foreign currency-denominated assets and liabilities.

Provision for Income Taxes

Our provision for income taxes during the three months ended March 31, 2012 was $0.1 million compared to $0.2 million during the three months ended March 31, 2011. The decrease for the three months ended March 31, 2012 was due primarily to the decrease in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through March 31, 2012, we had accumulated net losses of $760.0 million and have used $495.0 million of cash in operations. As of March 31, 2012, we had $387.3 million in principal sources of liquidity from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE accounts and the remaining amounts available under the DOE Loan Facility. This primarily includes our cash and cash equivalents in the amount of $218.6 million which included investments in money market funds, our short-term marketable securities in the amount of $25.0 million, cash of $34.5 million deposited in dedicated DOE accounts in accordance with the requirements of our

DOE Loan Facility, and approximately $104.5 million available under the DOE Loan Facility, which is primarily intended to cover spending related to the development of Model S and our powertrain activities. Other sources of cash also include cash from the sales of the Tesla Roadster, cash from the provision of development services, sales of powertrain components and refundable reservation payments for our Model S and Model X.

We expect that our current sources of liquidity, including cash, cash equivalents, short-term marketable securities, cash held in our dedicated DOE accounts and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities will provide us with adequate liquidity until we reach profitability in 2013, based on our current plans. This capital will fund our ongoing operations, continue research and development projects, establish sales and service centers, improve infrastructure such as expanded battery pack assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model S and to continue development of Model X. The development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We may also choose to opportunistically raise additional funds if market conditions are favorable. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

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

Our DOE Loan Facility draw-downs have been as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% - 1.5%

Remaining Balance, December 31, 2011	188,797

Draw-downs received during the three months ended March 31, 2012	(84,267)	0.9% - 1.6%

Remaining Balance, March 31, 2012	$104,530

In May 2012, we received an additional loan under the DOE Loan Facility of $8.1 million at an interest rate of 1.3%.

We have agreed that, in connection with the sale of our stock in any follow-on equity offering, at least 50% of the net offering proceeds will be received by us. Offering proceeds may not be used to pay bonuses or other compensation to officers, directors, employees or consultants in excess of the amounts contemplated by our business plan approved by the DOE.

Upon completion of our IPO in 2010, we set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account is used by us to fund any cost overruns for our powertrain and Tesla Factory projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs upfront, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be then required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of March 31, 2012 and December 31, 2011, $19.5 million and $23.5 million were held in this dedicated account, respectively.

Under the DOE Loan Facility, we have agreed to fund a dedicated debt service reserve account. In February 2012, we funded $15.0 million into this account, an amount equal to all principal and interest that will come due on December 15, 2012, and on or before October 15, 2012, we have agreed to fund an amount equal to all principal and interest that will come due on March 15, 2013 and June 15, 2013. Once we have deposited such amounts, we will not be required to further fund such debt service reserve account.

For more information on the DOE Loan Facility, see Note 6 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 1. Financial Statements.

Leasing Activities

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value.

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our leasing operations materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the three months ended March 31, 2011, approximately 10% of the vehicles delivered during the period were under operating leases. No new leasing arrangements were entered into during the three months ended March 31, 2012. As of March 31, 2012 and December 31, 2011, we had deferred revenues of $0.7 million and $0.8 million of down payments which will be recognized over the term of the individual leases, respectively. Through March 31, 2012, our leasing activity has not had a significant adverse impact on our liquidity.

Reservations Payments

Reservation payments consist of payments that allow potential customers to hold a reservation for the future purchase of a Tesla Roadster, Model S or Model X. These amounts are recorded as current liabilities until the vehicle is delivered. For our Tesla Roadsters, our current purchase agreement requires the payment of an initial nonrefundable deposit which varies based on the country of purchase. For Model S and Model X, we require an initial refundable reservation payment of at least $5,000. For customers who have placed a refundable reservation payment with us, the reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

Summary of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(50,087)	$(43,297)
Net cash used in (provided by) investing activities	(79,440)	10,111
Net cash provided by financing activities	92,831	34,283

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

Net cash used in operating activities was $50.1 million during the three months ended March 31, 2012. The largest component of our cash used during this period related to our net loss of $89.9 million, which included non-cash charges of $10.7 million related to stock-based compensation expense, $4.2 million related to depreciation and amortization and $2.6 million related to inventory write-downs and adverse purchase commitments. Significant operating cash outflows were primarily related to $99 million of operating expenses, $20.0 million of cost of revenues and a $5.6 million increase in inventory and operating lease vehicles, partially offset by an $6.9 million increase in accounts payable and accrued liabilities and a $2.5 million decrease in prepaid expenses and other current assets. Inventory increased to meet our planned production requirements for the Model S and powertrain component sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. The decrease in prepaid expenses and other current assets was primarily driven by various refunds received during the three months ended March 31, 2012. Significant operating cash inflows for the three months ended March 31, 2012 were comprised primarily of automotive sales of

$19.2 million, $10.9 million of development services revenue and a $21.6 million net increase in reservation payments, partially offset by a $4.1 million increase in accounts receivable. The increase in accounts receivable was related primarily to receivables from Toyota for the achievement of our final milestones under the Toyota RAV4 EV Phase 1 contract services agreement.

Net cash used in operating activities was $43.3 million during the three months ended March 31, 2011. The largest component of our cash used during this period related to our net loss of $48.9 million, which included non-cash charges of $5.9 million related to stock-based compensation expense, $3.5 million related to depreciation and amortization and $1.4 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $65.4 million of operating expenses, $31.0 million of cost of revenues, a $7.0 million increase in inventory and operating lease vehicles and a $1.4 million increase in prepaid expenses and other current assets, partially offset by a $7.7 million increase in accounts payable and accrued liabilities. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales while the net increase in accounts payable was due to both the growth of our business and the timing of vendor payments. Operating lease vehicles continued to increase with the introduction of our leasing program in 2010. Significant operating cash inflows for the three months ended March 31, 2011 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Significant operating cash inflows were comprised primarily of automotive sales of $33.6 million, $15.4 million of development services revenue and an $8.7 million increase in reservation payments, partially offset by a $13.6 million increase in accounts receivable. The increase in accounts receivable was related primarily to receivables from Toyota for the achievement of two milestones under the Toyota RAV4 Phase 1 contract services agreement.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $79.4 million during the three months ended March 31, 2012 primarily related to $67.9 million in purchases of capital equipment and a net transfer of $11.0 million into our dedicated DOE accounts in accordance with the provisions of the DOE Loan Facility. The increase in capital purchases was primarily due to significant continuing development and construction activities at the Tesla Factory as well as purchases of manufacturing equipment.

Net cash provided by investing activities was $10.1 million during the three months ended March 31, 2011 primarily related to $30.6 million that was transferred out of our dedicated DOE account in accordance with the provisions of the DOE Loan Facility, partially offset by capital purchases of $20.5 million. The increase in capital purchases was primarily due to significant development and construction activities at our Models S manufacturing facility as well as purchases of manufacturing equipment and tooling for the production of Model S.

Cash Flows from Financing Activities

Net cash provided by financing activities was $92.8 million during the three months ended March 31, 2012 and was comprised primarily of $84.3 million received from our draw-downs under the DOE Loan Facility and $9.0 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $34.3 million during the three months ended March 31, 2011 and was comprised primarily of $30.7 million received from our draw-downs under the DOE Loan Facility and $3.7 million received from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

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

Foreign Currency Risk

A portion of our revenues, costs and expenses for the three months ended March 31, 2012 and 2011 were denominated in foreign currencies. This is primarily due to the contract with Lotus Cars Limited in the United Kingdom to manufacture the Tesla Roadster vehicles and gliders, and other parts sourced in Europe. Furthermore, we globally procured Model S parts, which may result in the increase of the procurement costs if the value of the U.S. dollar depreciates significantly against foreign currencies. In addition, our international sales and marketing operations incur expenses denominated in foreign currencies, principally in the British pound, the euro and the Japanese yen. These costs exposure are partially offset by our sales growth in these regions since payments for vehicles sold in these regions are denominated in the local currency. This provides a partial natural hedge to our cost exposure in Europe and Asia depending on our sales levels in these regions. Our battery cell purchases from Asian suppliers are also subject to currency risk. To date, the foreign currency effect on our condensed consolidated financial statements has not been significant.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities totaling $243.6 million as of March 31, 2012. A significant portion of our cash and cash equivalents were invested in money market funds. The cash and cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income.

As of March 31, 2012, we have received loans under the DOE Loan Facility for an aggregate of $360.5 million with interest rates ranging from 0.9% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $5.4 million as of March 31, 2012 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of March 31, 2012, we had only sold approximately 2,250 Roadsters to customers, primarily in the United States and Europe. Our revenues for the three months ended March 31, 2012 and 2011, were $30.2 million and $49.0 million, respectively. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.

To date, we have derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X and future electric vehicles. Model S is in development and we plan to commence deliveries in June 2012. We have no operating history with respect to Model S and will continue to negotiate production pricing with our sources of component supply and make adjustments to our component procurement process and vehicle design, which limits our ability to accurately forecast the cost of producing Model S at its full annualized production rate. Further, we have only recently produced an early prototype of the Model X crossover. We plan to start Model X production in late 2013 and ramp to significant customer deliveries in early 2014. We only completed the purchase of our Tesla Factory in Fremont, California in October 2010 to produce such vehicles, and our vehicle design and our engineering, manufacturing and component supply plans for Model S will continue to be adjusted through the ramp up to our planned volume production. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota). While we have recently finalized with Daimler the terms for a full electric powertrain program for a vehicle in the Mercedes line and have executed a supply and services agreement with Toyota related to the Toyota RAV4 EV program, there are no assurances that we will be able to secure future business with Daimler, Toyota or any of their affiliates.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, during the three months ended March 31, 2012 and the years ended 2011, 2010 and 2009, we recorded quarterly revenues of as much as $58.2 million and as little as $18.6 million and quarterly operating losses of as much as $90.6 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

In addition, our revenues to date have included amounts we receive from selling zero emission vehicle (ZEV) and greenhouse gas emission (GHG) credits to other automobile manufacturers, pursuant to certain state regulations. While we continue to sign agreements with automakers to sell ZEV, GHG and other regulatory credits, we may not be able to enter into new agreements to sell any additional credits related to Model S, Model X or our other future vehicles, which would negatively impact our revenues and margin targets in the long term.

Although we are significantly dependent upon revenue generated from the sale of the Tesla Roadster and our powertrain activities with other OEMs until we reach volume production of Model S, our success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically Model S and Model X.

We currently generate a significant percentage of our revenues from the sale of our Tesla Roadsters. We ended the production run of the Tesla Roadster at 2,500 vehicles in January 2012 and sales of new Tesla Roadsters are now limited to any vehicles available from our remaining inventory.

Our second planned vehicle, Model S, will not be in production until mid-2012, requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. Additionally, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including Model S and Model X, will become commercially viable. To the extent that we are not able to build the production Model S and Model X to the expectations created by the early prototypes and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles.

We anticipate that we will experience a significant increase in losses and will have limited revenues prior to the launch of Model S.

Our revenues declined from $39.4 million in the quarter ended December 31, 2011 to $30.2 million in the quarter ended March 31, 2012, as we concluded sales of the Roadster in the United States. As we have a limited number of Roadsters left to sell in Europe and Asia, we do not expect our revenues to increase until we reach volume production of Model S. Prior to the Model S launch, our expenses, are likely to increase from current levels, and as a result we anticipate that we will experience a significant increase in losses. The launch of Model S could be delayed for a number of reasons and any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles. In addition to the limited number of the Tesla Roadsters left for sale, we also expect powertrain component sales to be limited through the start of production for the Toyota RAV4 EV program during the first half of 2012. The potential decrease in sales revenue and increase in losses prior to the launch of Model S due to declines in both Roadster and powertrain component sales could materially and adversely affect our business, prospects, operating results and financial condition and our ability to fund operating losses could seriously constrain our growth.

Our production model for the non-powertrain portion of Model S is unproven, still evolving and is very different from the non-powertrain portion of the production model for the Tesla Roadster.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell Model S. To date, our revenues have been principally derived from the sales of our Tesla Roadster. The Tesla Roadster has only been produced in low volume quantities and the body was assembled by Lotus Cars Limited (Lotus) in the United Kingdom, with the final assembly by us at our facility in Menlo Park, California for sales destined in the United States. We plan to manufacture Model S in higher volumes at our Tesla Factory. As a result, the non-powertrain portion of the production model for Model S will be substantially different and significantly more complex than the non-powertrain portion of the production model for the Tesla Roadster. In addition, for Model S we plan to introduce a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry, and the vehicle will have a number of new and unique design features, such as a 17 inch display screen, newly designed retractable exterior door handles and a panoramic roof. Model S production will require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to launch or achieve full manufacturing capacity for Model S, or cause us to miss planned production targets, any of which could have a material adverse effect on our business, prospects, operating results and financial condition.

Our production model for Model S is based on many key assumptions, which may turn out to be incorrect, including:

•

that we will be able to complete any necessary adjustments to the vehicle design of Model S in a timely manner that meets our targeted production date and allows for high quality vehicles and necessary certifications;

•

that we will be able to engage suppliers for all the necessary components on terms and conditions acceptable to us and that we will be able to obtain all components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume;

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

•

that we will be able to increase production capability to produce Model S in volume at the Tesla Factory in a timely manner, including meeting milestones and other conditions necessary to draw down funds under our loan facility with the United States Department of Energy (such loan facility, including amendments thereto, the DOE Loan Facility);

•	that we will be able to increase production capability to produce Model S in volume at the Tesla Factory without exceeding our projected costs and on our projected timeline;

•	that the equipment which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and at rates needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

•	that Model S will obtain the necessary government approvals in a timely fashion without impacting our planned start of production;

•

that we will be able to attract, recruit, hire and train a sufficient number of skilled employees, including employees on the production line, to operate the Tesla Factory, and do so in a timely fashion;

•	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be successful in helping us to produce Model S in volume.

If one or more of the foregoing assumptions turns out to be incorrect, and we are unable to successfully launch Model S on time and on budget and to ramp to our planned volume production, our business prospects, operating results and financial condition may be materially and adversely impacted.

We have no experience to date in high volume manufacturing of our electric vehicles.

We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes, including appropriate information technology systems, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as our planned production volume and the production volumes required to successfully produce Model S in volume. Even if we are successful in developing our high volume manufacturing capability and processes and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. We have, and may in the future, experience cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we make. Any failure to develop such manufacturing processes and capabilities as well as information technology systems within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

We may experience significant delays in the design, manufacture, homologation, launch and ramping up of production of Model S, which could harm our business and prospects.

Any delay in the design, manufacture, homologation, launch and ramping up production of Model S could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster. We initially announced that we would begin delivering the Tesla Roadster in June 2007, but due to various design and production delays, we did not physically deliver our first Tesla Roadster until February 2008, and we only achieved higher production of this vehicle in the fourth quarter of 2008. These delays resulted in additional costs and adverse publicity for our business.

We may experience similar delays in launching and ramping up production of Model S, and any such delays could be significant. In addition, we will continue to make adjustments to the vehicle design for Model S and manufacturing processes for the operation of the Tesla Factory. If we do not complete any necessary adjustments to the design of Model S however, and do not execute on any necessary adjustments to the Model S manufacturing plans in a timely manner, we may be unable to meet our plan to deliver first customer vehicles in June 2012 or ramp up our planned production of Model S in a timely manner, our costs may rise and/or Model S vehicles that we do produce initially or after ramp up may be lower in quality. Additionally, detailed testing of systems integration, performance and safety are ongoing and any negative results from such testing could cause production delays in Model S, cost increases or lower quality Model S vehicles.

In addition, we are currently evaluating, qualifying and selecting a small number of remaining suppliers for the planned production of Model S. However, we may not be able to engage these suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. Furthermore, even if we are able to engage needed suppliers, such suppliers may not be ready or able to supply us with needed Model S components in a timely manner or may be unable to provide us with the necessary level of quality components that we require to produce Model S in volume.

In addition, we will also need to do extensive testing to ensure that Model S is in compliance with applicable National Highway Traffic Safety Administration (NHTSA) safety regulations and United States Environmental Protection Agency (EPA) and California Air Resources Board (CARB) emission regulations prior to beginning volume production and delivery of the vehicles. While the Model S has received certification from EPA and CARB, we are still completing final validation of the NHTSA self-certification requirements for Model S. In addition, we are in discussions with EPA regarding the appropriate fuel economy and range values for Model S. Until those actions are complete, we are not legally allowed to sell and deliver Model S vehicles in the United States.

Our plan to begin production of Model S in mid-2012 is dependent upon our making any necessary adjustments to the related design, engineering, component procurement, testing, and manufacturing plans in a timely manner, upon our ability to execute these plans within the current timeline, and upon the timely availability of funds from our DOE Loan Facility.

We completed the purchase of the Tesla Factory in October 2010 and selected it in part because it was recently used for automobile manufacturing, was located within 20 miles of our Palo Alto engineering facility, and we believe its size may allow us to adapt our internal manufacturing plans quickly. We expect that all these factors will support the timely start of production for Model S. However, because we are still fine tuning our manufacturing plans, including the purchasing and installment of needed tooling, we may experience unexpected delays in ramping up production at this facility for the production of Model S.

In January 2010, we entered into a loan facility with the Federal Financing Bank (FFB) that is guaranteed by the DOE (DOE Loan Facility). Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program (ATVM Program) to help finance the continued development of Model S, including the build out and operation of our manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. We intend to fund the final tooling purchases and the remaining Model S related development expenses principally by using existing cash and cash obtained through the DOE Loan Facility. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon certain draw conditions, including our achievement of progress milestones relating to the design and development of Model S as well as financial covenants. If we are unable to draw down the anticipated funds under the DOE Loan Facility on the timeline that we anticipate, our plans for building our Model S and electric powertrain manufacturing plants could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We intend to establish dual suppliers and multiple manufacturing locations for some suppliers for several key components of Model S, although we expect that most components for Model S will be single sourced. We have in the past experienced source disruptions in our supply chains, which have caused delays in our production process and we may experience additional delays in the future with respect to Model S and any other future vehicle we may produce. In addition, because we do not expect to have written agreements in place with all our suppliers prior to the start of production, this may create uncertainty about many suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability.

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

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. For example, a change in our supplier for our carbon fiber body panels contributed to the delay in our ability to ramp our production of the Tesla Roadster. A failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our performance electric vehicles such as Model S could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

We face significant barriers in our attempt to produce Model S, and if we cannot successfully overcome those barriers our business will be negatively impacted.

We face significant barriers as we attempt to produce our first mass produced vehicle, Model S. While we currently have drivable prototypes of Model S, we will continue to adjust our vehicle design and manufacturing processes until we reach our planned volume production of Model S. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. As a manufacturer and seller of only electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of lithium-ion battery packs and unproven high-volume customer demand for fully electric vehicles. In addition, while we are designing Model S to have the capability to rapidly swap out its battery pack, there are no specialized public facilities today to perform such swapping. We must successfully overcome these barriers as we move from producing the low volume Tesla Roadster to producing Model S at much higher volumes. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We provide guidance regarding our expected financial and business performance. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding our ability to achieve anticipated volumes and projected average sales prices for Model S, assumptions regarding supplier and commodity-related costs and assumptions regarding planned cost reductions. Such guidance may not always be accurate or may vary from actual results due to our inability to meet our assumptions and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.

Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and such events have raised concerns about the batteries used in automotive applications.

The battery pack in the Tesla Roadster makes use of lithium-ion cells. We also currently intend to make use of lithium-ion cells in the battery pack for Model S and any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. More recently, multiple Chevrolet Volt battery pack fires, followed by a government investigation into the cause of such fires focused considerable public attention, as well as the attention of NHTSA, on the safety of electric vehicles. The events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed our battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells and we are not aware of any such incident in our customers’ vehicles. We have tested the battery packs and subjected them to damaging treatments such as baking, overcharging, crushing or puncturing to assess our battery pack’s response to deliberate and sometimes destructive abuse. However, we have delivered only a limited number of Tesla Roadsters to customers and have limited field experience with our vehicles, especially Model S. Additionally, final safety testing for Model S, some versions of which use new, higher density cells in their battery packs, is ongoing. Accordingly, there can be no assurance that a field failure of our Model S or other battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to recall our vehicles, redesign our battery packs, which would be time consuming and expensive. In addition, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications could seriously harm our business.

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

If our vehicles fail to perform as expected, or if we suffer product recalls for Model S, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our Tesla Roadster. We have only a limited amount of data by which to evaluate Model S, upon which our business prospects depend, due to the fact that it is a new vehicle. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. We experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. Although the cost of this recall was not material, we may experience additional recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations.

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

We incurred a net loss of $90.6 million for the three months ended March 31, 2012. In addition, we have accumulated net losses of $760.0 million from our inception through March 31, 2012. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of Model S, which is not expected to be in production until mid-2012 with higher volume production not occurring until 2013. Even if we are able to successfully develop Model S, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as Model S, which may not occur.

We expect the rate at which we will incur losses to increase significantly in 2012 compared to prior years’ levels until significant deliveries of Model S begin as we:

•	conclude Roadster sales;

•	complete the development services contract for the Toyota RAV4 EV program;

•	experience a drop in powertrain component sales until we commence powertrain component sales for the Toyota RAV4 EV in 2012;

•	design, develop and manufacture Model S and our planned Model X crossover;

•	design, develop and manufacture components of our electric powertrain;

•	increase production capability at the Tesla Factory to produce Model S in volume;

•	build up inventories of parts and components for Model S;

•	develop and equip manufacturing facilities to produce our electric powertrain components;

•	open new Tesla stores and service centers;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities; and

•	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from the above activities before we receive any incremental revenues with respect thereto, our losses in future periods will be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses.

In addition, as of March 31, 2012, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Although we do not believe that either our initial public offering (IPO) or subsequent follow-on offering or private placements constituted an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, subsequent follow-on offering, or private placements, utilization of these assets could be significantly reduced.

If we are unable to adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our electric vehicles. In recent quarters, we have chosen to increase our investments in the Model S program where needed to reach our safety, quality, performance and timeliness goals for Model S. In addition, our production costs for Model S will initially be higher due to start-up costs at the Tesla Factory and higher initial prices for component parts during the initial period after the launch of Model S the ramp up to our planned volume production. Accurately forecasting our manufacturing costs may be difficult until we reach a certain level of volume production. There can be no assurances that our costs of producing and delivering Model S will be less than the revenue we generate from the related sales at the time of Model S launch or that we will achieve our expected gross margin on sales of Model S.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We will also incur substantial costs in increasing the production capability of Model S and powertrain manufacturing facilities, each of which could potentially face cost overruns or delays in construction. If Model S tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of Model X may exceed expectations.

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

Our business is dependent on the continued supply of battery cells for our vehicles and for the battery pack we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for the Tesla Roadster and Model S, we have fully qualified only one supplier for the cells used in each of the Tesla Roadster and Model S. The same is also true for the battery cells used for battery packs that we supply to other OEMs. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also recently announced pricing of Model S. Any attempts to increase the announced prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S and Model X reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the EPA’s combined city and highway testing cycles. In July 2011, the EPA established new requirements for the fuel economy stickers that appear on new cars offered for sale (i.e., the Monroney label). We advertise that we plan to offer Model S with a variety of battery pack options, which we estimate will offer a range on a single charge of 160 miles, 230 miles, and 300 miles, respectively, while traveling at a steady speed of 55 miles per hour. The EPA’s new fuel economy requirements will require us to label Model S utilizing new and different energy efficiency testing methodologies. These methodologies differ from the one we have used to estimate the range of the vehicles at a steady speed of 55 miles per hour and could reduce the range reported on the required labeling of our vehicles by a de-rating factor which could be up to 30% as compared to our current estimates. These new requirements apply to all model year 2013 and later vehicles. However, the EPA has also indicated that they would like automobile manufacturers to utilize the new label format as soon as possible – and has expressly requested that Tesla follow the new format and calculation method. Therefore, we plan to utilize new labels that could bear lower range values. Any reduction in the advertised range of our vehicles could negatively impact our vehicle sales and harm our business.

Our success could be harmed by negative publicity regarding our company or our products, particularly Model S.

From time to time, our vehicles are evaluated by third parties. For example, the show Top Gear which airs on the British Broadcasting Corporation did a review of the Tesla Roadster in 2008. Top Gear is one of the most watched automotive shows in the world with an estimated 350 million viewers worldwide and is broadcast in over 100 countries. Since originally airing in the fall of 2008, the episode about the Tesla Roadster has been rebroadcast repeatedly around the world. The review of the Tesla Roadster included a number of significant falsehoods regarding the car’s performance, range and safety. Such criticisms create a negative public perception about the Tesla Roadster, and to the extent that these comments are believed by the public, may cause current or potential customers not to purchase our electric vehicles such as Model S or Model X, which would materially adversely affect our business, operating results, financial condition and prospects.

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

We are dependent upon our loan facility from the United States Department of Energy.

Our plan for manufacturing Model S and for developing our electric powertrain facility depends on our ability to fully draw down on our DOE Loan Facility. Our DOE Loan Facility provides for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the continued development of Model S, including the increase in production capacity and operation of our manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. We cannot, however, access all of these funds at once, but only through periodic draws through January 2013 as eligible costs are incurred. Through March 31, 2012, we have received loans under our DOE Loan Facility for an aggregate of $360.5 million. Our ability to draw down these funds under the DOE Loan Facility is conditioned upon specified draw conditions. For the Model S manufacturing facility project, the draw conditions include our achievement of progress milestones relating to the design and development of Model S. Additionally, the DOE Loan Facility requires us to comply with certain operating and financial covenants and places additional restrictions on our ability to operate our business. If we do not comply with such requirements of the DOE Loan Facility, such failure, if not waived by the DOE, could cause a default. In the event of a default, we would not be eligible to draw funds under the DOE Loan Facility and existing outstanding loan amounts would become due immediately. Additionally, if we are unable to draw down the anticipated funds under the DOE Loan Facility, or our ability to make such draw downs is delayed, we may need to obtain additional or alternative financing to operate Model S and electric powertrain manufacturing facilities to the extent our cash on hand is insufficient. Any failure to obtain the remaining DOE funds or secure other alternative funding could materially and adversely affect our business and prospects. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. As a result, our plans for the increase in production capacity and operation of Model S and electric powertrain manufacturing facilities could be significantly delayed which would materially adversely affect our business, prospects, financial condition and operating results.

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

We are currently expanding and improving our information technology systems, including implementing new systems, to assist us in the management of our business. In particular, our production of Model S will necessitate the design, development, maintenance and improvement of our information technology systems which include product data management, procurement, inventory management, production planning and execution, sales and logistics, dealer management, financial and regulatory compliance systems. These systems would support our operations and allow us to ramp up to our planned volume production of Model S. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement processes, manufacturing execution, finance, supply chain and sales processes that may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell and deliver vehicles to our Tesla stores and customers. We cannot be sure that these expanded systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

As of March 31, 2012, we had $113.3 million in reservation payments, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. We have experienced cancellations of Model S and Model X reservations where we have refunded the reservation payments.

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

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of high-performance electric vehicles and have targeted relatively affluent consumers. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend Model S to appeal to the customers of premium vehicles, which is a much larger and different demographic from that of the Tesla Roadster. Successfully offering a vehicle in this vehicle class requires delivering a vehicle with a higher standard of fit and finish in the interior and exterior than currently exists in the Tesla Roadster, at a price that is competitive with other premium vehicles. We will continue to make adjustments to our vehicle design, component sourcing and manufacturing process for Model S, so it is difficult to accurately forecast its final cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a vehicle that is ultimately competitive in the premium vehicle market. In 2012, we publicly revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have also previously announced our intent to develop a third generation electric vehicle which we expect to produce at the Tesla Factory after the introduction of Model S and Model X. However, we have not yet finalized the design, engineering or component sourcing plans for these vehicles and there are no assurances that we will be able to bring these vehicles to market at the price points and in the volumes as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

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

We plan to start Model X production in late 2013 and ramp up to significant customer deliveries in early 2014. Any delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. We may experience similar delays, cost overruns and adverse publicity in launching Model X, any of which could be significant. We are in the initial design and development stages of Model X. Furthermore, we have not yet begun to evaluate, qualify or select suppliers for the planned production of Model X and cannot begin to do so until the design of Model X is finalized. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such engineering and manufacturing resources are devoted to the design and production of Model S, we may have difficulty designing and delivering Model X in a timely manner. If we are not able to manufacture and deliver Model X in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Other automobile manufacturers entered the electric vehicle market at the end of 2010 and we expect additional competitors to enter this market. With respect to our Tesla Roadster, we currently face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Porsche and Ferrari. In addition, upon the launch of Model S, we will face competition from existing and future automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

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

Moreover, it has been reported that many of the large OEMs such as BMW, Daimler, Lexus, Audi, Renault and Volkswagen are also developing electric vehicles. Several new start-ups have also entered or announced plans to enter the market for performance electric vehicles. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for our Tesla Roadster or reservations for Model S or future vehicles such as Model X, any of which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results.

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

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model S, Model X and electric powertrain components, increase the production capacity at our manufacturing facilities to produce Model S and electric powertrain components, open new Tesla service centers with maintenance and repair capabilities, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. As of March 31, 2012, we had $387.3 million in principal sources of liquidity from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE accounts and the remaining amounts available under the DOE Loan Facility. This primarily includes our cash and cash equivalents in the amount of $218.6 million which includes investments in money market funds, short-term marketable securities of $25.0 million, cash of $34.5 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility, and $104.5 million available under the DOE Loan Facility. We expect that these principal sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity until we reach profitability in 2013, based on our current plans. However, if there are delays in the launch of Model S or Model X, if we are unable to draw down the anticipated funds under the DOE Loan Facility for any reason, including our failure to meet operating or financial covenants, or if the costs in building, Model S, Model X and increasing the production capacity of our manufacturing facilities, exceed our expectations or if we incur any significant unplanned expenses or embark on new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model S and Model X.

In particular, we have only recently begun to accept customer reservation payments on Model X, can provide no assurance that customers will be willing to make such payments and accordingly may be reliant on other financing sources to fund the development of this vehicle. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Tesla Roadster, Model S, Model X and future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the launch of Model S may hurt the Tesla brand.

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

Our agreement with Toyota contains risks and uncertainties that, if realized, could have a materially adverse impact on our operating results.

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

Regulators could review our practice of taking reservation payments and, if the practice is deemed to violate applicable law, we could be required to pay penalties, refund the reservation payments stop accepting additional reservation payments, and restructure certain aspects of our reservation program.

For customers interested in making a reservation for Model S or Model X, we require an initial refundable reservation payment of at least $5,000. As of March 31, 2012, we had collected reservation payments for Model S and Model X in an aggregate amount of $112.6 million. We generally use these funds for working capital and other general corporate purposes. California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV), which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California may be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

Certain states may have specific laws which apply to reservation payments accepted by dealers, or manufacturers selling directly to consumers, or both. For example, the state of Washington requires that reservation payments or other payments received from residents in the state of Washington must be placed in a segregated account until delivery of the vehicle, which account must be unencumbered by any liens from creditors of the dealer and may not be used by the dealer. Consequently, we established a segregated account for reservation payments in the state of Washington in January 2010. There can be no assurance that other state or foreign jurisdictions will not require similar segregation of reservation payments received from customers. Our inability to access these funds for working capital purposes could harm our liquidity. Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Reductions in our cash as a result of redemptions or an inability to take reservation payments could make it necessary to raise additional funds and also make it more difficult for us to obtain additional financing. The prospect of reductions in cash, even if unrealized, may also make it more difficult to obtain financing.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in countries such as Australia, Canada, Denmark, France, Germany, Hong Kong, Italy, Japan, Monaco, Netherlands, Norway, Singapore, Switzerland and the United Kingdom that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended March 31, 2012 was denominated in foreign currencies, including the Japanese yen, the euro and the British pound. If the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars will correspondingly increase. However, our revenues in any period may not be large enough to fully offset the impact of such cost increases. As a result, our operating results could be adversely affected. Conversely, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance electric vehicles specifically. For example, we currently benefit from exemptions from California state sales and use taxes for purchases of up to $612 million of manufacturing equipment from our arrangements with the California Alternative Energy and Advanced Transportation Financing Authority. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $55 million beginning in December 2009 through January 2015. This exemption is only available for equipment that would otherwise be subject to California sales and use taxes and that would be used only for specified purposes. If we fail to meet these conditions, we would be unable to take full advantage of this tax incentive and our financial position could be harmed.

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, our competitors have more experience and greater resources in working with legislators than we do, and so there is no guarantee that our vehicles would be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California recently renewed a rebate program for the purchase of qualified alternative technology vehicles, but reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand. When these funds run out, there is no mechanism in place to replenish them until the next fiscal year. Subsequent purchasers would face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including the Tesla Roadster and Model S. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster and Model S, could be adversely affected. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States and the European Union. This provides us with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in each of the United States and the European Union, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense. We do not anticipate that we will be able to take advantage of these exemptions with respect to Model S which we plan to produce at significantly higher volumes than the Tesla Roadster.

If we are unable to grow our sales of electric vehicle components to original equipment manufacturers our financial results may suffer.

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota and its affiliates are currently the only customers of our electric powertrain sales and development services. While we recently finalized terms with Daimler for a full electric powertrain program for a vehicle in the Mercedes line, there is no guarantee that we will be able to secure future business with Daimler or its affiliates. Even if we can attract and retain powertrain customers, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

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

In addition, our exclusivity and intellectual property agreement with Daimler North America Corporation (DNAC), an affiliate of Daimler provides that, if a Daimler competitor offers to enter into a competitive strategic transaction with us, we are required to give DNAC notice of such offer and DNAC will have a specified period of time in which to notify us whether it wishes to enter into such transaction with us on the same terms as offered by the third party. Because we will be able to enter into such a transaction with a third party only if DNAC declines to do so, this may decrease the likelihood that we will receive offers from third parties to enter into strategic arrangements in the future.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the increase in production capacity of our Model S manufacturing facility, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	finding and training new personnel;

•	forecasting production and revenue;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing manufacturing and administrative infrastructure, systems and processes;

•	addressing new markets; and

•	expanding international operations.

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

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause our stock price to decline. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, and JB Straubel, our Chief Technical Officer. None of our key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team as well as technical, vehicle engineering and manufacturing personnel due to various factors, such as a very competitive labor market for talented individuals with automotive experience. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones. In particular, as Model S is launched and we ramp up our planned production of Model S, we will have to significantly increase our hiring of manufacturing personnel and others, and finding manufacturing personnel and others in sufficient numbers, at the required times and with the needed skill sets may be difficult.

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

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities.

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

Contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and negatively impact our ability to operate these facilities, which would adversely impact our business prospects and operating results.

New United Motor Manufacturing, Inc. (NUMMI) has previously identified environmental conditions at the Tesla Factory which affect soil and groundwater, and has undertaken efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues at the Fremont site, we cannot currently determine with certainty the total potential costs to remediate pre-existing contamination, and we may be exposed to material liability as a result of the existence of any environmental contamination at the Fremont site.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2012, we have accrued $5.3 million related to these environmental liabilities.

There are no assurances that NUMMI will perform its obligations under our agreement and NUMMI’s failure to perform would require us to undertake these obligations at a potentially significant cost and risk to our ability to increase the production capacity of, and operate, our Tesla Factory. Any Remediation Activities or other environmental conditions at the Fremont site could harm our operations and the future use and value of the Fremont site and could delay our production plans for Model S.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our automobile production facility in Fremont, California was purchased from NUMMI and we plan to produce Model S at such facility. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Additionally, the unionization of our labor force could increase our employee costs and decrease our profitability, both of which could adversely affect our business, prospects, financial condition and results of operations.

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

•

increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles; and

•

changes to regulations governing the export of our products could increase our costs incurred to deliver products outside the United States or force us to charge a higher price for our vehicles in such jurisdictions.

In addition, as the automotive industry moves towards greater use of electronics for vehicle systems, NHTSA and other regulatory bodies may in the future increase regulation for these electronic systems as concerns about distracted driving increase. Such concerns could affect electronic systems in Model S, including those used with the 17 inch display screen in Model S.

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

In connection with the development and sale of Model S, Model X, and our future electric vehicles, we will need to comply with various additional safety regulations and requirements that were not applicable to the sales of our Tesla Roadsters, with which it may be expensive or difficult to comply. For example, we will need to pass a range of impact tests for Model S. We performed similar tests on the Tesla Roadster based on European Union testing standards in connection with sales exceeding certain volume thresholds in Australia and Japan, and two criteria were not met in the test. We may experience difficulties in meeting all the criteria for these or similar tests for Model S and Model X, which may delay our ability to sell Model S and Model X in high volumes in certain jurisdictions.

We may be compelled to undertake product recalls, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles, including Model S, or electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty for the Tesla Roadster to cover additional services for an additional three years or 36,000 miles, whichever comes first. Subject to separate limited warranties for the supplemental restraint system and battery, we will provide a four year or 50,000 miles New Vehicle Limited Warranty for the purchasers of Model S. The New Vehicle Limited Warranty for each of the Tesla Roadster and Model S is subject to certain limitations, exclusions or separate warranties and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we only began delivering our first Tesla Roadster in early 2008, we have extremely limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Furthermore, reserves that we anticipate recording when we commence delivering Model S may be insufficient to cover any future warranty claims.

Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of March 31, 2012, we had warranty reserves of $5.9 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 40.0% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 28.9% of our outstanding shares of common stock as of March 31, 2012. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $17.00 per share at the IPO, our common stock has experienced an intra-day trading high of $39.95 per share and a low of $14.98 per share through March 31, 2012.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: May 10, 2012	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Offer Letter between the Registrant and George Blankenship dated May 6, 2010	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS**	XBRL Instance Document	—	—	—	—

101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Furnished herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.