Form 10-Q
period 2012-06-30
TESLA MOTORS INC
filed 2012-08-02
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 16, 2012, there were 105,432,497 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets
Cash and cash equivalents	$210,554	$255,266
Short-term marketable securities	—	25,061
Restricted cash	21,960	23,476
Accounts receivable	11,023	9,539
Inventory	66,669	50,082
Prepaid expenses and other current assets	6,920	9,414

Total current assets	317,126	372,838

Operating lease vehicles, net	11,783	11,757
Property, plant and equipment, net	421,859	298,414
Restricted cash	3,973	8,068
Other assets	22,128	22,371

Total assets	$776,869	$713,448

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$78,601	$56,141
Accrued liabilities	33,613	32,109
Deferred revenue	2,767	2,345
Capital lease obligations, current portion	2,461	1,067
Reservation payments	133,447	91,761
Long-term debt, current portion	35,637	7,916

Total current liabilities	286,526	191,339

Common stock warrant liability	8,529	8,838
Capital lease obligations, less current portion	4,720	2,830
Deferred revenue, less current portion	2,610	3,146
Long-term debt, less current portion	396,155	268,335
Other long-term liabilities	16,114	14,915

Total liabilities	714,654	489,403

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value; 221,903,982 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 105,323,351 and 104,530,305 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	105	104
Additional paid-in capital	926,981	893,336
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(864,871)	(669,392)

Total stockholders’ equity	62,215	224,045

Total liabilities and stockholders’ equity	$776,869	$713,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Automotive sales	$22,054	$39,028	$41,299	$72,656
Development services	4,599	19,143	15,521	34,545

Total revenues	26,653	58,171	56,820	107,201
Cost of revenues
Automotive sales	20,150	30,528	34,082	57,489
Development services	1,741	9,135	7,766	13,176

Total cost of revenues	21,891	39,663	41,848	70,665
Gross profit	4,762	18,508	14,972	36,536
Operating expenses
Research and development	74,854	52,531	143,245	93,693
Selling, general and administrative	36,083	24,716	66,665	48,928

Total operating expenses	110,937	77,247	209,910	142,621

Loss from operations	(106,175)	(58,739)	(194,938)	(106,085)
Interest income	74	46	164	86
Interest expense	(84)	—	(149)	—
Other income (expense), net	691	(71)	(385)	(1,556)

Loss before income taxes	(105,494)	(58,764)	(195,308)	(107,555)
Provision for income taxes	109	139	168	289

Net loss	$(105,603)	$(58,903)	$(195,476)	$(107,844)

Net loss per share of common stock, basic and diluted	$(1.00)	$(0.60)	$(1.86)	$(1.12)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	105,242,452	97,757,266	105,013,398	96,478,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Loss

June 30, 2012

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$105,603	$58,903	$195,476	$107,844

Other comprehensive income (loss), net of tax:
Unrealized net loss on short-term marketable securities	—	—	(6)	—

Reclassification adjustment for gain included in net income	6	—	6	—

Other comprehensive income	6	—	—	—

Comprehensive loss	$105,597	$58,903	$195,476	$107,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities
Net loss	$(195,476)	$(107,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,511	7,835
Change in fair value of warrant liability	(309)	1,761
Discounts and premiums on short-term marketable securities	56	—
Stock-based compensation	23,254	12,852
Inventory write-downs	3,678	652
Other	1,020	229
Changes in operating assets and liabilities
Accounts receivable	(1,483)	(16,598)
Inventories and operating lease vehicles	(18,438)	(12,964)
Prepaid expenses and other current assets	2,580	158
Other assets	(79)	(375)
Accounts payable	19,969	28,248
Accrued liabilities	2,878	(2,130)
Deferred revenue	(114)	(1,123)
Reservation payments	41,686	22,431
Other long-term liabilities	1,199	1,083

Net cash used in operating activities	(111,068)	(65,785)

Cash Flows From Investing Activities
Purchases of marketable securities	(14,992)	—
Maturities of short-term marketable securities	40,000	—
Purchases of property and equipment, excluding capital leases	(129,273)	(74,790)
Withdrawals out of our dedicated Department of Energy accounts, net	8,218	62,348
Increase in other restricted cash	(2,608)	(569)

Net cash used in investing activities	(98,655)	(13,011)

Cash Flows From Financing Activities
Principal payments on capital leases and other debt	(921)	(129)
Proceeds from long-term debt	155,541	62,349
Proceeds from exercise of stock options and other stock issuances	10,391	4,917
Proceeds from issuance of common stock in a follow-on offering	—	172,423
Proceeds from issuance of common stock in private placements	—	59,058

Net cash provided by financing activities	165,011	298,618

Net increase (decrease) in cash and cash equivalents	(44,712)	219,822
Cash and cash equivalents at beginning of period	255,266	99,558

Cash and cash equivalents at end of period	$210,554	$319,380

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment included in accrued liabilities	2,106	7,306

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

Since inception, we have incurred significant losses and have used approximately $556.1 million of cash in operations through June 30, 2012. As of June 30, 2012, we had $210.6 million in cash and cash equivalents. We are currently selling the Tesla Roadster and we commenced Model S deliveries in June 2012. In February 2012, we revealed an early prototype of our Model X crossover.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Revenue Recognition

We recognize revenues from sales of Model S and the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of emission credits, such as zero emission vehicle and greenhouse gas emission credits, as well as sales of electric vehicle powertrain components and systems, such as battery packs and drive units. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of four years or 50,000 miles. Subsequently, Tesla Roadsters have been sold with a warranty of three years or 36,000 miles. In June 2012, we commenced deliveries of Model S. Model S is sold with a warranty of four years or 50,000 miles for most vehicle components and eight years or at least 100,000 miles for the battery pack. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended, June 30		Six Months Ended, June 30
	2012	2011	2012	2011
Accrued warranty - beginning of period	$5,930	$5,804	$6,315	$5,417
Warranty costs incurred	(813)	(650)	(1,682)	(1,227)
Provision for warranty	606	1,135	1,090	2,099

Accrued warranty - end of period	$5,723	$6,289	$5,723	$6,289

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

As of June 30, 2012 and December 31, 2011, our accounts receivable were derived primarily from the development and sales of powertrain systems to Daimler AG (Daimler) and Toyota Motor Corporation (Toyota) (see Note 9).

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	June 30, 2012	December 31, 2011
Daimler	56%	38%
Toyota	34%	52%

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

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Period-end stock options to purchase common stock	18,820,113	15,108,559	18,820,113	15,108,559
Period-end Department of Energy warrant to purchase common stock (1)	3,090,111	3,090,111	3,090,111	3,090,111
Period-end common stock subject to repurchase	—	695	—	695

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

3.	Balance Sheet Components

Inventory

As of June 30, 2012 and December 31, 2011, our inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$31,074	$12,095
Work in process	1,000	3,665
Finished goods	16,589	26,120
Service parts	18,006	8,202

Total	$66,669	$50,082

Property, Plant and Equipment

As of June 30, 2012 and December 31, 2011, our property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment and software	$14,449	$10,804
Office furniture, machinery and equipment	126,456	21,495
Tooling	25,468	16,584
Building and building improvements	33,370	—
Leasehold improvements	31,720	27,901
Land	26,391	26,391
Construction in progress	202,386	227,461

	460,240	330,636
Less: Accumulated depreciation and amortization	(38,381)	(32,222)

Total	$421,859	$298,414

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins upon commencement of Model S production. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and six months ended June 30, 2012, we capitalized $1.9 million and $3.5 million, respectively. During the three and six months ended June 30, 2011, we capitalized $1.0 million and $1.7 million of interest expense, respectively.

Depreciation and amortization expense during the three and six months ended June 30, 2012 was $3.7 million and $6.9 million, respectively. Depreciation and amortization expense during the three and six months ended June 30, 2011 was $3.8 million and $6.9 million, respectively.

Other Assets

As of June 30, 2012 and December 31, 2011, our other assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Emission credits	$14,508	$14,508
Loan facility issuance costs, net	6,085	6,407
Other	1,535	1,456

Total	$22,128	$22,371

Emission credits are related to the operation of our Tesla Factory and therefore we amortize the emission credits over the same useful life.

Accrued Liabilities

As of June 30, 2012 and December 31, 2011, our accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued purchases	$18,091	$19,534
Payroll and related costs	11,443	8,905
Accrued warranty	1,584	2,044
Adverse purchase commitments	869	111
Taxes payable	840	967
Other	786	548

Total	$33,613	$32,109

Other Long-Term Liabilities

As of June 30, 2012 and December 31, 2011, our other long-term liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Environmental liabilities	$5,300	$5,300
Deferred rent liability	4,173	3,839
Accrued warranty, long-term	4,139	4,271
Other	2,502	1,505

Total	$16,114	$14,915

4.	Fair Value of Financial Instruments

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

As of June 30, 2012 and December 31, 2011, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	June 30, 2012				December 31, 2011
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III

Money market funds	$160,724	$160,724	$—	$—	$196,701	$196,701	$—	$—
Corporate note	—	—	—	—	10,062	—	10,062	—
Commercial paper	—	—	—	—	14,999	—	14,999	—

Total	$160,724	$160,724	$—	$—	$221,762	$196,701	$25,061	$—

Common stock warrant liability	$8,529	$—	$—	$8,529	$8,838	$—	$—	$8,838
Foreign currency forward contracts	43	—	43	—	109	—	109	—

Total	$8,572	$—	$43	$8,529	$8,947	$—	$109	$8,838

Our available-for-sale marketable securities classified by security type as of December 31, 2011 consisted of the following (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate note	$10,065	$—	$(3)	$10,062
Commercial paper	14,999	—	—	14,999

Total	$25,064	$—	$(3)	$25,061

All of our marketable securities with gross unrealized losses had been in a continuous unrealized loss position for less than twelve months as of December 31, 2011. We determined that the gross unrealized losses on our marketable securities as of December 31, 2011 were temporary in nature.

The changes in the fair value of our common stock warrant liability were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fair value, beginning of period	$8,683	$7,509	$8,838	$6,088
Change in fair value	(154)	340	(309)	1,761

Fair value, end of period	$8,529	$7,849	$8,529	$7,849

The estimated fair value of our long-term debt based on a market approach was approximately $337.9 million (par value of $431.8 million) and $220.3 million (par value of $276.3 million) as of June 30, 2012 and December 31, 2011, respectively, and represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements, such as credit risk.

We operate in various foreign countries, which exposes us to foreign currency exchange risk between the U.S. dollar and various foreign currencies, the most significant of which have been the euro,

Japanese yen and British pound. In order to manage this risk, we enter into selected foreign currency forward contracts. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense), net, on our condensed consolidated statements of operations. During the three and six months ended June 30, 2012 and 2011, net gains and losses related to these instruments were not significant. We had notional amounts on foreign currency exchange contracts outstanding of $14.1 million and $8.8 million as of June 30, 2012 and December 31, 2011, respectively.

5.	Reservation Payments

Reservation payments consist of payments that allow potential customers to hold a reservation for the future purchase of a Model S, Model X or Tesla Roadster. These amounts are recorded as current liabilities until the vehicle is delivered. For Model S and Model X, we require an initial fully refundable reservation payment of at least $5,000. The reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

As of June 30, 2012, we held reservation payments for undelivered vehicles in an aggregate amount of $133.4 million. As of December 31, 2011, we held reservation payments for undelivered vehicles of $91.8 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers.

6.	Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, and in June 2012 to allow us to effect certain initiatives in our business plan. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million had been made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility), which we fully drew down as of March 31, 2012. Up to an aggregate principal amount of $363.9 million has been made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. The costs paid by us prior to the execution of the DOE Loan Facility and related to the Powertrain Facility and the Model S Facility had been applied towards our obligation to contribute 20% of the eligible project costs, and the DOE’s funding of future eligible costs was adjusted to take this into account. Our obligations for the development of, and the build-out of our manufacturing facility for, Model S is budgeted to be an aggregate of $33 million or approximately 8.5% of the ongoing budgeted cost, plus any cost overruns for the projects. We had paid for the full 20% of the budgeted costs related to our Powertrain Facility and therefore received 100% reimbursement from the DOE Loan Facility for the remaining budgeted costs. On the closing date, we paid a facility fee to the DOE in the amount of $0.5 million.

Our DOE Loan Facility draw-downs were as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% - 1.5%

Remaining Balance, December 31, 2011	188,797

Draw-downs received during the three months ended March 31, 2012	(84,267)	0.9% - 1.6%
Draw-downs received during the three months ended June 30, 2012	(71,274)	1.0% - 1.3%

Remaining Balance, June 30, 2012	$33,256

Our ability to draw down funds under the DOE Loan Facility is conditioned upon several draw conditions. We are currently in compliance with these draw conditions. For the Powertrain Facility, the draw conditions include our achievement of progress milestones relating to the development of the powertrain manufacturing facility and the successful development of commercial arrangements with third parties for the supply of powertrain components. For the Model S Facility, the draw conditions include our achievement of progress milestones relating to the design and development of Model S and the Tesla Factory. Certain advances were subject to additional conditions to draw-down related to the site on which the applicable project is located. Additionally, the DOE Loan Facility provides for the ability to update milestones should a reasonable need arise.

Advances under the DOE Loan Facility accrue interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance. Interest on advances under the DOE Loan Facility is payable quarterly in arrears. Advances under the Powertrain Facility are repayable in 28 equal quarterly installments commencing on December 15, 2012. All outstanding amounts under the Powertrain Facility will be due and payable on the maturity date of September 15, 2019. Advances under the Model S Facility are repayable in 40 equal quarterly installments commencing on December 15, 2012 (or for advances made after such date, in 38 equal quarterly installments commencing on June 15, 2013). All outstanding amounts under the Model S Facility will be due and payable on the maturity date of September 15, 2022. Advances under the loan facilities may be voluntarily prepaid at any time at a price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid, which could result in the advance being prepaid at a discount, at par or at a premium. The loan facilities are subject to mandatory prepayment with net cash proceeds received from certain dispositions, loss events with respect to property and other extraordinary receipts. All obligations under the DOE Loan Facility are secured by substantially all of our property.

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

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) through November 30, 2012, a minimum cash balance, (ii) after September 30, 2012, a limit on capital expenditures, (iii) after June 30, 2013, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, and (iv) after March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We are in compliance with our current applicable financial covenants. The DOE Loan Facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default include a failure of Elon Musk, our Chief Executive Officer (CEO), Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility.

Under the DOE Loan Facility, we have agreed to fund a dedicated debt service reserve account. In February 2012, we funded $15.0 million into this account, an amount equal to all principal and interest that will come due on December 15, 2012, and on or before October 15, 2012, we have agreed to fund an amount equal to all principal and interest that will come due on March 15, 2013 and June 15, 2013. Once we have deposited such amounts, we will not be required to further fund such debt service reserve account. As of June 30, 2012, $15.0 million was held in this dedicated account. We have classified this cash as current restricted cash on the condensed consolidated balance sheet.

We have also agreed that, in connection with the sale of our common stock in an initial public offering (IPO), at least 75% of the net offering proceeds would be received by us and, in connection with the sale of our stock in any other follow-on equity offering, at least 50% of the net offering proceeds will be received by us. Offering proceeds may not be used to pay bonuses or other compensation to officers, directors, employees or consultants in excess of the amounts contemplated by our business plan approved by the DOE.

Upon completion of our IPO in 2010, we set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account is used by us to fund any cost overruns for our powertrain and Tesla Factory projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs up front, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of June 30, 2012 and December 31, 2011, $0.3 million and $23.5 million were held in this dedicated account, respectively. As we expect to transfer the remainder of this balance within one year, we have classified such cash as current restricted cash on the condensed consolidated balance sheet. We are currently expecting to fully draw down the remaining funds available under the DOE Loan Facility.

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

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to other income (expense), net over the expected term of the DOE Loan Facility of approximately 13 years. During the three and six months ended June 30, 2012, we amortized $0.2 million and $0.3 million to other income (expense), net, respectively. During the three and six months ended June 30, 2011, we amortized $0.2 million and $0.3 million to other income (expense), net, respectively.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other income (expense), net, as the number of shares of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of June 30, 2012 and December 31, 2011, the fair value of the DOE warrant was $8.5 million and $8.8 million, respectively. During the three and six months ended June 30, 2012, we recognized income for the change in the fair value of the DOE warrant in the amount of $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2011, we recognized expense for the change in the fair value of the DOE warrant in the amount of $0.3 million and $1.8 million, respectively.

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

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$78	$181	$85	$335
Research and development	7,133	3,018	13,065	5,317
Selling, general and administrative	5,332	3,727	10,104	7,200

Total	$12,543	$6,926	$23,254	$12,852

8.	Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America	$8,144	$33,516	$25,252	$57,925
Europe	16,756	22,149	25,987	43,147
Asia	1,753	2,506	5,581	6,129

Total	$26,653	$58,171	$56,820	$107,201

During the three and six months ended June 30, 2012 and 2011, we recognized revenues of $8.0 million, $25.0 million, $32.4 million and $56.5 million in the United States, respectively.

Long-lived Assets

	June 30, 2012	December 31, 2011
United States	$427,349	$304,786
International	6,293	5,385

Total	$433,642	$310,171

9.	Strategic Partnerships

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4 EV. Under this early phase development agreement, prototypes would be made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. During the three and six months ended June 30, 2011, we recognized $6.4 million and $7.6 million in development services revenue, respectively. As of June 30, 2011, we had delivered all prototypes and as such, no further development services revenue were recorded during the three and six months ended June 30, 2012.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota would pay us up to $60.0 million for the successful completion of certain at risk development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the three and six months ended June 30, 2011, we completed various milestones and along with the delivery of certain prototype samples and the amortization of our upfront payment, we recognized $12.6 million and $26.6 million in development services revenue, respectively. During the three months ended March 31, 2012, we completed the remaining development milestone and the delivery of prototype samples under the Phase 1 agreement and recognized $10.7 million in development services revenue. No further development services revenue under the Phase 1 agreement was recorded during the three months ended June 30, 2012.

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software, which would be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we would provide Toyota with certain services related to the supply of the electric powertrain system. During the three and six months ended June 30, 2012, we began delivering the electric powertrain system to Toyota under the supply and services agreement, and recognized revenue of $4.4 million and $4.7 million in automotive sales, respectively.

Daimler Mercedes-Benz EV Program

In the first half of 2012, we received two purchase orders from Daimler related to the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle and in May 2012, we executed an agreement with Daimler which covers the significant terms for this development program. Pursuant to the agreement, we provide development services and deliver prototype samples. During the three months ended June 30, 2012, we recognized $4.3 million in connection with this development program.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2012 and December 31, 2011, we have accrued $5.3 million related to these environmental liabilities.

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

DOE Loan Facility Draw-Down

On August 2, 2012, we received funds from an additional draw-down made under the DOE Loan Facility of $31.8 million at an interest rate of 1.0%.

CEO Stock Option Grant

On August 1, 2012, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with increases in stockholder value, our Board of Directors approved a new stock option grant to Elon Musk, our Product Architect and Chief Executive Officer (CEO Grant), which will become effective on August 13, 2012 (Effective Date). The number of shares subject to the CEO Grant will be determined on the Effective Date and will consist of ten vesting tranches, each equal to 0.5% of our outstanding common stock as of the Effective Date. The CEO Grant will have a per share exercise price equal to the closing price of our common stock on the Effective Date, and will have a vesting schedule based entirely on the attainment of both operational and market capitalization milestones. For more information on the CEO Grant, see Part II – Item 5 – “Other Information” included in this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We own our sales and service network, and market and sell our vehicles directly to consumers via the phone and internet, in-person at our corporate events and through our network of Tesla stores. We were incorporated in Delaware in July 2003, opened our first store in Los Angeles, California in May 2008, and introduced our first vehicle, the Tesla Roadster, in early 2008. We are targeting our second vehicle, the Model S sedan, for a significantly broader customer base than the Tesla Roadster and plan to manufacture Model S in higher volumes than those for the Tesla Roadster. We commenced deliveries of Model S in June 2012. In February 2012, we revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform.

During the three months ended June 30, 2012, we recognized total revenues of $26.7 million, a decrease of 54% from total revenues of $58.2 million for the three months ended June 30, 2011. Automotive sales revenue of $22.1 million decreased 43% from the three months ended June 30, 2011, primarily reflecting the completion of the Daimler AG (Daimler) Smart fortwo and A-Class EV production programs at the end of 2011 under which we supplied Daimler with battery packs and chargers. Sales of the Tesla Roadster decreased as we concluded sales of the Tesla Roadster in North America during the first quarter of 2012. Our remaining Roadsters are available for sale only in Europe and Asia. We will continue selling our remaining Tesla Roadsters in 2012 until inventory is depleted. We concluded the production run of our current generation Tesla Roadster in January 2012.

Development services revenue decreased to $4.6 million for the three months ended June 30, 2012 from $19.1 million for the three months ended June 30, 2011, as we completed our final development services milestones and sample deliveries for the Toyota Motor Corporation (Toyota) RAV4 EV program during the first quarter of 2012 and began supplying Toyota with production powertrain systems for the RAV4 EV. Revenue related to the supply of these production powertrain systems is recorded in automotive sales. Development services revenue recognized during the second quarter of 2012 related primarily to the Mercedes-Benz development program with Daimler.

In June 2012, we commenced deliveries of Model S to customers in the United States. Our timely launch of Model S represented an important milestone, transitioning us from significant activities in Model S development and our preparation for vehicle manufacturing at the Tesla Factory, to preparation for volume production in the coming months. Research and development expenses for the three months ended June 30, 2012 were $74.9 million, compared to $52.5 million for the three months ended June 30, 2011. The higher research and development expenses reflected our continuing efforts in Model S pre-production activities, including manufacturing preparedness, process validation, prototype builds and extensive testing at both the vehicle and component levels.

As a result of investments we continued to make in the Tesla Factory and supplier tooling for Model S production, capital expenditures increased to $61.3 million for the three months ended June 30, 2012, compared to $54.3 million for the three months ended June 30, 2011.

We incurred higher selling, general and administrative expenses of $36.1 million for the three months ended June 30, 2012 when compared to expenses of $24.7 million for the three months ended June 30, 2011. The increased expenses were driven by our continued activities to support the growth of our business including the expansion of our Tesla store network and our Model S service and delivery infrastructure.

Our Model S development activities, as well as our capital investments in manufacturing infrastructure, continued to be supported by draw-downs under our Department of Energy Loan Facility (DOE Loan Facility) and other sources of cash including cash from the sales of the Tesla Roadster and Model S, cash received from refundable reservation payments for our Model S and Model X, and cash from the provision of development services and sales of powertrain components and systems. During the three months ended June 30, 2012, we received $71.3 million in draw-downs under the DOE Loan Facility bringing our total long-term debt under the facility to $431.8 million. With the completion of Model S development and pre-production activities, we expect to draw-down all remaining funds under the DOE Loan Facility in the next few months.

As of June 30, 2012, we had $265.8 million in principal sources of liquidity from our cash and cash equivalents, current restricted cash and the remaining amounts available under the DOE Loan Facility. This primarily includes our cash and cash equivalents in the amount of $210.6 million which includes investments in money market funds, cash of $15.3 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility and which will be used for repayment of all principal and interest that will come due on December 15, 2012, and $33.3 million available under the DOE Loan Facility. We currently expect to reach free cash flow (defined as cash flow from operations less capital expenditures) break even in the fourth quarter of 2012 based on present assumptions including our goal to deliver 5,000 Model S vehicles to customers in 2012. While we are confident in our ability to achieve our intended business plans with our current cash levels, we are evaluating alternatives to opportunistically pursue liquidity options to strengthen our balance sheet, accelerate our pace of product development and increase shareholder value.

Management Opportunities, Challenges and Risks

Our principal focus for the first half of 2012 was on completing the development of Model S, establishing our manufacturing capabilities at the Tesla Factory, and preparing for the Model S launch. While we successfully commenced deliveries of Model S to customers in the United States in June 2012, our attention during the remainder of 2012 remains on the continued refinement of our manufacturing and supply chain processes to enable quality production as we methodically transition to volume production at the Tesla Factory. In addition, we are focused on achieving manufacturing efficiencies and the implementation of planned cost reductions in order to achieve our gross margin target of 25% in 2013. Based on our current projections, we expect to reach profitability in 2013.

During the second quarter, we completed all regulatory tests, including crash safety assessments, required for the sale of Model S in the United States. Development and testing continue as we homologate Model S for the rest of the world, with initial focus on Canada and Europe. We will continue delivering Model S with the 85 kilowatt-hour (kWh) battery pack option to our Signature series and general production customers and expect to deliver Model S with the 60 kWh and 40 kWh battery pack options thereafter.

In addition to our efforts on Model S, we have also been focused on the continued sales of the Tesla Roadster and powertrain components and systems, development services activities with our strategic partners, advanced engineering work on the planned Model X and pursuing new electric powertrain opportunities with automobile manufacturers.

In January 2012, we concluded the production run of our current generation Tesla Roadster at 2,500 vehicles. Through June 30, 2012, we had delivered over 2,350 Roadsters to customers and we plan to sell our remaining Tesla Roadsters during 2012 primarily in Europe and Asia until our inventory is depleted.

We completed our production deliveries to supply Daimler with battery packs and chargers for the Daimler Smart fortwo and A-Class EV programs as of December 31, 2011. Although we have continued to deliver a small number of battery packs to Daimler to meet their service requirements, we expect further powertrain component sales under these programs to Daimler to be limited.

During the first quarter of 2012, we began shipping powertrain systems to Toyota under a supply and services agreement for the Toyota RAV4 EV. Pursuant to the agreement, Toyota will pay us approximately $100 million from 2012 through 2014 based on our delivery of the powertrain systems for the Toyota RAV4 EV. Powertrain systems sales to Toyota are expected to ramp up during the second half of 2012.

As we had a limited number of Tesla Roadsters left for sale, a limited number of powertrain components to deliver to Daimler and had not yet delivered a significant number of systems for the Toyota RAV4 EV program, automotive sales declined during the first half of 2012. With the launch of Model S in June 2012, we expect automotive sales to increase significantly during the second half of 2012 as compared to the second half of 2011. However, volume production and scale deliveries of our Model S could be delayed for a number of reasons. Any such delays may be significant and would extend the period in which we would generate limited revenues from sales of our electric vehicles and electric powertrain systems.

In the first half of 2012, we received two purchase orders from Daimler to begin work on the development of a full electric powertrain for a Mercedes-Benz vehicle and in May 2012, we executed an agreement with Daimler. Pursuant to the agreement, we will provide development services and deliver prototype samples. As we have experienced under our previous development services agreements due to timing differences that may arise between the recognition of milestone revenues and the underlying costs of development services, the gross margin from our development services activities may vary from period to period.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We currently plan to start deliveries of Model X in 2014. Our ability to develop and introduce the Model X in this timeframe is based partially on our expectations of leveraging the Model S platform. If there is a lower level of commonality between Model S and Model X than anticipated, our future development and tooling costs may exceed expectations.

We have already incurred significant operating expenses in 2012 as we continued to make significant investments in the development of Model S, our manufacturing capabilities and our sales and service infrastructure. We expect operating expenses for the remainder of 2012 will continue to be significant as we incur costs for additional development on Model S including for homologation in Canada, Europe and other markets, launch of the 60 kWh and 40 kWh battery pack options, and the development of the right-hand drive version, the development of Model X and the systematic and strategic expansion of our sales and service infrastructure globally. As we transition to volume production of Model S, Model S related manufacturing costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, will be fully reflected in cost of automotive sales during the second half of 2012. As such, Model S related research and development expenses will decline in the third quarter while cost of automotive sales is expected to increase. Selling, general and administrative expenses should continue to rise moderately on a quarterly basis as we continue to increase our vehicle selling and servicing capabilities.

Since starting production in June 2012, we have manufactured approximately 40 Model S vehicles as of July 25, 2012. During the third quarter of 2012, we expect to deliver approximately 500 Model S vehicles to customers. Given the limited number of vehicles we expect to deliver, we expect our automotive sales gross margin for the third quarter of 2012 to be slightly negative, as our cost of automotive sales will reflect the full burden of operating our Tesla Factory, including depreciation for our manufacturing facility and equipment. During the fourth quarter of 2012, we expect to deliver approximately 4,500 Model S vehicles and expect our automotive sales gross margin to improve significantly as we reach higher volume and achieve manufacturing cost efficiencies and planned cost reductions. Accurately forecasting our manufacturing costs is difficult until we reach a certain level of volume production. Moreover, until we reach planned volume sales of Model S in 2013, we expect to continue generating a net loss as a result of our anticipated high level of operating expenses.

We have continued to incur capital expenditures for the Model S program and will continue to do so in 2012 as we make final payments for tooling and manufacturing equipment required for production at full capacity. We currently anticipate that our aggregate capital expenditures for 2012 to be about $210 million, primarily focused on vehicle development and manufacturing activities for Model S and Model X and the addition of new Tesla stores, mainly in North East of the United States, and service infrastructure throughout the United States.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Automotive sales	$22,054	$39,028	$41,299	$72,656
Development services	4,599	19,143	15,521	34,545

Total revenues	26,653	58,171	56,820	107,201
Cost of revenues
Automotive sales	20,150	30,528	34,082	57,489
Development services	1,741	9,135	7,766	13,176

Total cost of revenues	21,891	39,663	41,848	70,665
Gross profit	4,762	18,508	14,972	36,536
Operating expenses
Research and development	74,854	52,531	143,245	93,693
Selling, general and administrative	36,083	24,716	66,665	48,928

Total operating expenses	110,937	77,247	209,910	142,621
Loss from operations	(106,175)	(58,739)	(194,938)	(106,085)
Interest income	74	46	164	86
Interest expense	(84)	—	(149)	—
Other income (expense), net	691	(71)	(385)	(1,556)

Loss before income taxes	(105,494)	(58,764)	(195,308)	(107,555)
Provision for income taxes	109	139	168	289

Net loss	$(105,603)	$(58,903)	$(195,476)	$(107,844)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Vehicle, options and related sales	$16,465	$27,573	$34,353	$48,040
Powertrain component and related sales	5,589	11,455	6,946	24,616

Total automotive sales	$22,054	$39,028	$41,299	$72,656

Automotive sales during the three and six months ended June 30, 2012 were $22.1 million and $41.3 million, a decrease from $39.0 million and $72.7 million during the three and six months ended June 30, 2011, respectively. Vehicle, options and related sales represent sales of the Tesla Roadster and Model S, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle and greenhouse gas emission credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three and six months ended June 30, 2012 were $16.5 million and $34.4 million, a decrease from $27.6 million and $48.0 million for the three and six months ended June 30, 2011, respectively. The decrease in vehicle, options and related sales was primarily attributable to the conclusion of our Tesla Roadster sales in North America, partially offset by an increase in the number of Tesla Roadsters that we sold in Europe and Asia. Through June 30, 2012, we had delivered over 2,350 Roadsters to customers. We plan to sell our remaining Tesla Roadsters during 2012 in Europe and Asia until our inventory is depleted.

Powertrain component and related sales for the three and six months ended June 30, 2012 were $5.6 million and $6.9 million, a decrease from $11.5 million and $24.6 million for the three and six months ended June 30, 2011, respectively. The decrease in powertrain component and related sales was primarily due to fewer shipments of battery packs and chargers to Daimler. Production for both the Daimler Smart fortwo and A-Class EV programs was completed as of December 31, 2011; however, we delivered a few additional battery packs during the first quarter to meet Daimler’s service requirements. During the three months ended March 31, 2012, we also began supplying powertrain systems to Toyota under the RAV4 EV supply and services agreement.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customer’s specifications.

Development services revenue during the three and six months ended June 30, 2012 was $4.6 million and $15.5 million, a decrease from $19.1 million and $34.5 million during the three and six months ended June 30, 2011, respectively.

In July 2010, we entered into an agreement with Toyota to initiate development of an electric powertrain for the Toyota RAV4. Under this Phase 0 development agreement, prototypes were made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. In October 2010, we also entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which would be integrated into an electric vehicle version of the Toyota RAV4.

During the three and six months ended June 30, 2011, we completed various milestones and delivered several samples under the Phase 1 agreement and delivered all remaining prototype vehicles under the Phase 0 agreement. Development services revenue under these arrangements with Toyota for the three and six months ended June 30, 2011 was $19.1 million and $34.5 million, respectively. Through June 30, 2011, we had delivered all development services under the Phase 0 contract services agreement.

During the three months ended March 31, 2012, we completed our remaining milestones and delivered samples under the Phase 1 agreement and recognized $10.7 million in development services revenue.

In the first half of 2012, we received two purchase orders from Daimler to begin work on the development of a full electric powertrain program for a Daimler Mercedes-Benz vehicle and in May 2012, we executed an agreement with Daimler which covers the significant terms for this development program. Pursuant to the agreement, we will provide development services and deliver prototype samples. During the three months ended June 30, 2012, we recognized $4.3 million in development services revenue in connection with this development program.

We intend to grow our development services revenue over time by establishing additional commercial arrangements with other automobile manufacturers and by pursuing new development opportunities with existing strategic partners. Additionally, we expect our development services revenue may fluctuate in future periods based on the timing of our delivery of milestones and samples, as well as the timing of meeting revenue recognition criteria.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services. Cost of revenues during the three and six months ended June 30, 2012 was $21.9 million and $41.9 million, a decrease from $39.7 million and $70.7 million during the three and six months ended June 30, 2011, respectively. The decrease in cost of automotive sales for the three and six months ended June 30, 2012 was driven primarily by a decrease in both the number of vehicles sold and battery packs and chargers delivered to Daimler.

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

Gross profit for the three and six months ended June 30, 2012 was $4.8 million and $15.0 million, a decrease from $18.5 million and $36.5 million for the three and six months ended June 30, 2011, respectively. The decrease for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, was driven primarily by lower sales of the Tesla Roadster and powertrain components, as well as costs associated with our transition to Model S and Toyota RAV4 EV powertrain components production.

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

Research and development expenses during the three months ended June 30, 2012 were $74.9 million, an increase from $52.5 million during the three months ended June 30, 2011. The $22.4 million increase in research and development expenses during the three months ended June 30, 2012 consisted primarily of a $16.9 million increase in employee compensation expenses from higher headcount, a $4.0 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, a $3.6 million increase in freight and related charges for prototype materials, a $3.5 million increase in materials and prototyping expenses primarily to support our Model S release candidate builds and crash testing as well as powertrain development activities, and a $2.7 million increase in office, information technology and facilities-related costs to support the growth of our business. The increase was partially offset by a $9.2 million decrease in costs related to Model S engineering, design and testing activities.

Research and development expenses during the six months ended June 30, 2012 were $143.2 million, an increase from $93.7 million during the six months ended June 30, 2011. The $49.5 million increase in research and development expenses during the six months ended June 30, 2012 consisted primarily of a $31.3 million increase in employee compensation expenses from higher headcount, a $10.8 million increase in materials and prototyping expenses primarily to support our Model S beta and release candidate build as well as powertrain development activities, a $7.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, a $6.5 million increase in office, information technology and facilities-related costs to support the growth of our business, and a $4.8 million increase in shipping charges for prototype materials. The increase was partially offset by a $12.4 million decrease in costs related to Model S engineering, design and testing activities.

We have significantly increased our research and development efforts for the Model S in recent quarters, which has resulted in an increase in our research and development expenses. We anticipate that our research and development expenses will decrease by about 20% during the third quarter of 2012 as our Model S manufacturing expenses will be reflected in cost of goods sold rather than in research and development, and as one time Model S development expenses decline. This decrease will be partially offset by additional research and development expenses that we expect to incur in relation to the development of future vehicles, such as Model X. In addition, future equity awards may result in an increase in research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended June 30, 2012 were $36.1 million, an increase from $24.7 million during the three months ended June 30, 2011. The $11.4 million increase in our selling, general and administrative expenses during the three months ended June 30, 2012 consisted primarily of a $4.8 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $2.9 million increase in professional and outside services costs, a $1.9 million increase in office, information technology and facilities-related costs to support the growth of our business, and a $1.6 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

Selling, general and administrative expenses during the six months ended June 30, 2012 were $66.7 million, an increase from $48.9 million during the six months ended June 30, 2011. The $17.8 million increase in our selling, general and administrative expenses during the six months ended June 30, 2012 consisted primarily of a $9.3 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business and a $3.1 million increase in professional and outside services costs, a $2.9 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, and a $2.6 million increase in office, information technology and facilities-related costs to support the growth of our business.

We expect selling, general and administrative expenses to increase by 10-15% for the remainder of 2012 as we continue to grow and expand our operations, increase our sales and marketing activities to handle our expanding market presence and continue the commercial launch of Model S in the United States and internationally. We plan to open additional stores and service centers during the remainder of 2012, mostly in the United States, and some of these stores will replace existing stores, which we may continue to use as service locations. In addition, future equity awards may result in an increase in selling, general and administrative expenses.

Interest Expense

Our interest expense is incurred primarily from our loans under the DOE Loan Facility which we began accessing in 2010. Although interest expense increases as we make additional draw-downs under the DOE Loan Facility to fund our Model S and powertrain activities, we have historically capitalized this interest to construction in progress. During the three and six months ended June 30, 2012, we capitalized $1.9 million and $3.5 million of interest expense to construction in progress, respectively. During the three and six months ended June 30, 2011, we capitalized $1.0 million and $1.7 million of interest expense to construction in progress, respectively. As we transition to volume production of Model S and begin depreciating our Model S related assets, we expect to capitalize less interest expense in future periods. Consequently, we expect interest expense to increase during the remainder of 2012.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the change in the fair value of our DOE common stock warrant liability and gains and losses on our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. The DOE warrant is carried at its estimated fair value with changes in its fair value continuing to be reflected in other income (expense), net, until its expiration or vesting.

Other income, net, during the three months ended June 30, 2012 was $0.7 million, an increase in income compared to other expense, net, of $0.1 million during the three months ended June 30, 2011. The increase in income for the three months ended June 30, 2012 was primarily due to a favorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities as well as the fair value change in our common stock warrant liability during the three months ended June 30, 2012 resulting from a lower stock price for the period.

Other expense, net, during the six months ended June 30, 2012 was $0.4 million, a decrease in expense compared to other expense, net, of $1.6 million during the six months ended June 30, 2011. The decrease in expense for the six months ended June 30, 2012 was primarily due to the fair value change in our common warrant stock liability during the six months ended June 30, 2012 resulting from a lower stock price for the period, partially offset by an unfavorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities.

Provision for Income Taxes

Our provision for income taxes during the three and six months ended June 30, 2012 was $0.1 million and $0.2 million compared to $0.1 million and $0.3 million during the three and six months ended June 30, 2011, respectively. The decrease for the six months ended June 30, 2012 was due primarily to the decrease in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through June 30, 2012, we had accumulated net losses of $864.9 million and have used $556.1 million of cash in operations. As of June 30, 2012, we had $265.8 million in principal sources of liquidity from our cash and cash equivalents, current restricted cash and the remaining amounts available under the DOE Loan Facility. This primarily includes our cash and cash equivalents in the amount of $210.6 million which included investments in money market funds, cash of $15.3 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility and which will be used for repayment of all principal and interest that will come due on December 15, 2012, and approximately $33.3 million available under the DOE Loan Facility, which is primarily intended to cover spending related to the development of Model S.

Other sources of cash have included and in the future may include cash from the sales of the Tesla Roadster and Model S, refundable reservation payments for our Model S and Model X, cash from the provision of development services and sales of powertrain components and systems.

We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated DOE accounts and the remaining amounts available under the DOE Loan Facility, together with our anticipated cash from operating activities will provide us with adequate liquidity for at least the next 12 months, based on our current plans. We currently expect to be close to free cash flow break even in the fourth quarter of this year, based on present assumptions including our goal to deliver 5,000 Model S vehicles to customers in 2012. These capital sources will enable us to fund our ongoing operations, continue research and development projects, establish sales and service centers, improve infrastructure such as expanded battery pack assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model S in volume and to continue development of Model X. We are currently expecting to fully draw down the remaining funds available under the DOE Loan Facility in the second half of 2012. These funds have been used to develop and produce Model S, grow our powertrain capabilities and develop the Tesla Factory. We do not currently have any pending applications for future loans from the DOE. The development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or investments to further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. We may also choose to opportunistically raise additional funds if market conditions are favorable. Also, should prevailing economic conditions and/or financial, business or other factors adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program (such loan facility, including amendments thereto, the DOE Loan Facility). Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million had been made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components, which we fully drew down through March 31, 2012. Up to an aggregate principal amount of $363.9 million has been made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan. Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project.

Our DOE Loan Facility draw-downs have been as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning Balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% - 3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% - 2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining Balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% - 1.5%

Remaining Balance, December 31, 2011	188,797

Draw-downs received during the three months ended March 31, 2012	(84,267)	0.9% - 1.6%
Draw-downs received during the three months ended June 30, 2012	(71,274)	1.0% - 1.3%

Remaining Balance, June 30, 2012	$33,256

On August 2, 2012, we received funds from an additional draw-down made under the DOE Loan Facility of $31.8 million at an interest rate of 1.0%.

We have agreed that, in connection with the sale of our stock in any follow-on equity offering, at least 50% of the net offering proceeds will be received by us. Offering proceeds may not be used to pay bonuses or other compensation to officers, directors, employees or consultants in excess of the amounts contemplated by our business plan approved by the DOE.

Upon completion of our IPO in 2010, we set aside $100 million to fund a separate dedicated account under our DOE Loan Facility. This dedicated account is used by us to fund any cost overruns for our powertrain and Tesla Factory projects and is used as a mechanism to defer advances under the DOE Loan Facility. This will not affect our ability to draw down the full amount of the DOE loans, but will require us to use the dedicated account to fund certain project costs upfront, which costs may then be reimbursed by loans under the DOE Loan Facility once the dedicated account is depleted, or as part of the final advance for the applicable project. We will be then required to deposit a portion of these reimbursements into the dedicated account, in an amount equal to up to 30% of the remaining project costs for the applicable project, and these amounts may similarly be used by us to fund project costs and cost overruns and will similarly be eligible for reimbursement by the draw-down of additional loans under the DOE Loan Facility once used in full, or as part of the final advance for the applicable project. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account will fluctuate throughout the period in which we plan to make draw-downs under the DOE Loan Facility. Upon completion of our final advance under the DOE Loan Facility, the balance in the dedicated account will be fully transferred out of the dedicated account. As of June 30, 2012 and December 31, 2011, $0.3 million and $23.5 million were held in this dedicated account, respectively.

Under the DOE Loan Facility, we have agreed to fund a dedicated debt service reserve account. In February 2012, we funded $15.0 million into this account, an amount equal to all principal and interest that will come due on December 15, 2012, and on or before October 15, 2012, we have agreed to fund an amount equal to all principal and interest that will come due on March 15, 2013 and June 15, 2013. Once we have deposited such amounts, we will not be required to further fund such debt service reserve account. We are currently expecting to fully draw down the remaining funds available under the DOE Loan Facility in the second half of 2012.

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

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our leasing operations materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. No new leasing arrangements were entered into during the three months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, we had deferred revenues of $1.0 million and $1.3 million of down payments which will be recognized over the term of the individual leases, respectively. Through June 30, 2012, our leasing activity has not had a significant adverse impact on our liquidity.

Reservations Payments

Reservation payments consist of fully refundable payments that allow potential customers to hold a reservation for the future purchase of a Model S, Model X or Tesla Roadster. These amounts are recorded as current liabilities until the vehicle is delivered. For Model S and Model X, we require an initial refundable reservation payment of at least $5,000. The reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale. As of June 30, 2012, we held reservation payments for undelivered vehicles in an aggregate amount of $133.4 million.

Summary of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(111,068)	$(65,785)
Net cash used in investing activities	(98,655)	(13,011)
Net cash provided by financing activities	165,011	298,618

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

Net cash used in operating activities was $111.1 million during the six months ended June 30, 2012. The largest component of our cash used during this period related to our net loss of $195.5 million, which included non-cash charges of $23.3 million related to stock-based compensation expense, $8.5 million related to depreciation and amortization and $3.7 million related to inventory write-downs and adverse purchase commitments. Significant operating cash outflows were primarily related to $209.9 million of operating expenses, $41.8 million of cost of revenues and a $18.4 million increase in inventory and operating lease vehicles, partially offset by a $22.8 million increase in accounts payable and accrued liabilities and a $2.6 million decrease in prepaid expenses and other current assets. Inventory increased to meet our planned production requirements for the Model S and powertrain component sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. The decrease in prepaid expenses and other current assets was primarily driven by various tax refunds received during the six months ended June 30, 2012. Significant operating cash inflows for the six months ended June 30, 2012 were comprised primarily of a $41.7 million net increase in reservation payments, automotive sales of $41.3 million and $15.5 million of development services revenue, partially offset by a $1.5 million increase in accounts receivable. The increase in accounts receivable was related to the development services provided under the Daimler Mercedes-Benz development services agreement as well as sales of powertrain systems to Toyota and Daimler.

Net cash used in operating activities was $65.8 million during the six months ended June 30, 2011. The largest component of our cash used during this period related to our net loss of $107.8 million, which included non-cash charges of $12.9 million related to stock-based compensation expense, $7.8 million related to depreciation and amortization and $1.8 million related to the fair value change in our warrant liabilities. Significant operating cash outflows were primarily related to $142.6 million of operating expenses, $70.7 million of cost of revenues and a $13.0 million increase in inventory and operating lease vehicles, partially offset by a $24.0 million increase in accounts payable and accrued liabilities. Inventory increased to meet our production requirements for the Tesla Roadster and powertrain component sales while the net increase in accounts payable was due to both the growth of our business and the timing of vendor payments. Operating lease vehicles continued to increase with the introduction of our leasing program in 2010. Significant operating cash inflows for the six months ended June 30, 2011 were derived primarily from sales of the Tesla Roadster and powertrain components as well as from development services activity. Significant operating cash inflows were comprised primarily of automotive sales of $72.7 million, $34.5 million of development services revenue, a $22.4 million increase in reservation payments and a $1.1 million increase in deferred revenue, partially offset by a $16.6 million increase in accounts receivable. The increase in accounts receivable was related primarily to receivables from Toyota for the achievement of two milestones in June 2011 under the Toyota RAV4 EV Phase 1 contract services agreement and significant shipments of battery packs and chargers to Daimler.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $98.7 million during the six months ended June 30, 2012 primarily related to $129.3 million in purchases of capital equipment and tooling, partially offset by a $25.0 million in maturities of short-term marketable securities and an $8.2 million of net transfers out of our dedicated DOE account in accordance with the provisions of the DOE Loan.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $165.0 million during the six months ended June 30, 2012 and was comprised primarily of $155.5 million received from our draw-downs under the DOE Loan Facility and $10.4 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan.

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

Contractual Obligations

The following table sets forth, as of June 30, 2012, our cash obligations related to our DOE Loan Facility that will affect our future liquidity (in thousands) for the following periods:

	Year Ended December 31,
	Total	2012	2013	2014	2015	2016	2017 and thereafter
Long-term debt	469,134	15,639	54,429	53,611	52,805	51,996	240,654

On August 2, 2012, we received funds from an additional draw-down made under the DOE Loan Facility of $31.8 million at an interest rate of 1.0%.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended June 30, 2012 was denominated in foreign currencies, including the euro, the Japanese yen and the British pound. Conversely for this period and for the remainder of 2012, and until such time as we begin shipping significant quantities of Model S vehicles to foreign jurisdictions, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. In the future, and as we begin selling Model S overseas, as well as delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars. To date, the foreign currency effect on our condensed consolidated financial statements has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $210.6 million as of June 30, 2012. A significant portion of our cash and cash equivalents were invested in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

As of June 30, 2012, we have received loans under the DOE Loan Facility for an aggregate of $431.8 million with interest rates ranging from 0.9% to 3.4%. As we continue to borrow under our DOE Loan Facility, interest rates will be determined by the Secretary of the Treasury as of the date of each loan, based on the Treasury yield curve and the scheduled principal installments for such loan. We also have capital lease obligations of $7.2 million as of June 30, 2012 which are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Industry

We may experience significant delays in the ramping of production of Model S which could harm our business and prospects.

We began manufacturing Model S in June 2012 and as of July 25, 2012, we had manufactured 40 production Model S vehicles. We currently expect to deliver approximately 500 vehicles in the third quarter and 4,500 vehicles in the fourth quarter of 2012. We have no experience to date in high volume manufacturing of our electric vehicles, have not yet reached full production of Model S and are not yet fully utilizing our newly implemented high volume manufacturing processes. Our ability to reach these Model S production levels will depend upon a number of factors, including our suppliers’ ability to increase their production and to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality.

Any delay in ramping production of Model S could materially damage our brand, business, prospects, financial condition and operating results. From time to time we have adjusted our production goals and we may need to do so in the future. These or other similar delays or adjustments by us could damage our business and reputation.

In addition, for Model S we are introducing a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry, and Model S has a number of new and unique design features, such as a 17 inch display screen, newly designed retractable exterior door handles and a panoramic roof, each of which poses unique manufacturing challenges. Model S production will continue to require significant investments of cash and management resources and we may experience unexpected delays or difficulties that could postpone our ability to achieve full manufacturing capacity for Model S, or cause us to miss planned production targets, any of which could have a material adverse effect on our business, prospects, operating results and financial condition. Even if we are successful in developing our high volume manufacturing capability and processes and reliable sources of component supply, we do not know whether we will be able to sustain such high volume production or to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors. Any such issues could cause delays in Model S production.

Our ability to achieve volume production for Model S in a timely manner is subject to certain risks and uncertainties, including:

•	that our suppliers will be able to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

•

that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our planned ramp to our anticipated volume production and allows for high quality vehicles;

•	that we will be able to hire and train quality production-related employees in a timely manner;

•	that we will not encounter parts quality issues before, during or after production of Model S;

•	that we will be able to increase production capability;

•	that the equipment which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and at rates needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

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

Finally, detailed long-term testing of systems integration, performance and safety as well as long-term quality, reliability and durability testing are ongoing and any negative results from such testing could cause production delays in Model S, cost increases or lower quality Model S vehicles.

We are dependent on our suppliers, the vast majority of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

Model S contains numerous purchased parts which we source globally from over 200 direct suppliers, the vast majority of whom are currently single source suppliers for these components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, the vast majority of the components used in our vehicles are purchased by us from single sources. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our suppliers.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for most of our single sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our vehicles may be time consuming, costly and may force us to make additional modifications to a vehicle’s design.

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We have in the past experienced source disruptions in our supply chains, which have caused delays in our production process and we may experience additional delays in the future with respect to Model S and any other future vehicle we may produce. In addition, because we do not have written agreements in place with all our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Furthermore, a failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our performance electric vehicles such as Model S could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

Our long-term success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically Model S and Model X.

While we have historically generated a significant percentage of our revenues from the sale of our Tesla Roadsters and powertrain activities with certain OEMs, our long-term success is dependent on market acceptance of two new vehicles: the Model S sedan and the Model X crossover. While initial reviews of Model S from both the press and customers have been positive, there is no guarantee that Model S will be successfully accepted by the general public in the long-term.

Additionally, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including Model X, will become commercially viable. We only recently publicly revealed an early prototype of the Model X. To the extent that we are not able to build Model X to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles.

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

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•

perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, such as those related to the Chevrolet Volt battery pack fires;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge ;

•	evolving calculations for driving ranges achievable by EVs, including those promulgated by the EPA;

•	our capability to rapidly swap out the Model S battery pack and the development of specialized public facilities to perform such swapping, which do not currently exist;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

In addition, reports have suggested the potential for extreme temperatures to affect the range or performance of electric vehicles. Based on internal testing, we estimate that our Tesla Roadster, for example, would have a 5-10% reduction in range when operated in -20°C temperatures. To the extent customers have concerns about such reductions or third party reports which suggest reductions in range greater than our estimates gain widespread acceptance, our ability to market and sell our vehicles, particularly in colder climates, may be adversely impacted.

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about overly quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. New standards must be proposed for implementation within three years of the Act’s enactment date of January 3, 2011. The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

If we are unable to adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to adequately control our costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our electric vehicles. In recent quarters, we have chosen to increase our investments in the Model S program where needed to reach our safety, quality, performance and timeliness goals. In addition, our production costs for Model S will initially be high due to start-up costs at the Tesla Factory and higher initial prices for component parts during the initial period after the launch of Model S until the ramp to our anticipated volume production. Until we are able to spread our manufacturing costs over higher production of Model S, we anticipate that our cost of revenues from selling these initial vehicles will continue to exceed our revenue from delivering them.

Accurately forecasting our exact manufacturing costs may be difficult until we reach a certain level of volume production. There can be no assurances that our costs of producing and delivering Model S will be less than the revenue we generate from the related sales at the time of Model S launch or that we will achieve our expected gross margin on sales of Model S.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We may also incur substantial costs in increasing the production capability of Model S and powertrain manufacturing facilities, each of which could potentially face cost overruns. If Model S tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of Model X may exceed expectations.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited as we have to date relied upon unconventional marketing efforts. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Furthermore, many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components, such as lithium-ion battery cells or aluminum used to produce body panels, could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of June 30, 2012, we had only sold approximately 2,350 Roadsters to customers. We completed our production run of this vehicle in January 2012. We only began producing our second electric vehicle, Model S, in June 2012, and as of July 25, 2012, we have manufactured 40 production Model S vehicles.

To date, we have derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X and future electric vehicles. We have only a very limited operating history with respect to Model S and will continue to negotiate production pricing with our sources of component supply and make adjustments to our component procurement process and vehicle design, which limits our ability to precisely forecast the cost of producing Model S at its full annualized production rate. Further, we have only recently produced an early prototype of the Model X crossover. We plan to start Model X deliveries in 2014. We only completed the purchase of our Tesla Factory in Fremont, California in October 2010 to produce such vehicles, and our vehicle design and our engineering, manufacturing and component supply plans for Model S will continue to be adjusted through the current planned ramp to our anticipated volume production. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota). It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, during the three months ended June 30, 2012 and the years ended 2011, 2010 and 2009, we recorded quarterly revenues of as much as $58.2 million and as little as $18.6 million and quarterly operating losses of as much as $106.2 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We provide guidance regarding our expected financial and business performance including our projections regarding the number of vehicles we hope to sell in both near term and long term future periods and our anticipated future revenues and gross margins. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding our ability to achieve anticipated volumes and projected average sales prices for Model S, assumptions regarding supplier and commodity-related costs and assumptions regarding planned cost reductions. Such guidance may not always be accurate or may vary from actual results due to our inability to meet our assumptions and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if such failure or revision is seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.

Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and such events have raised concerns, and future events may lead to additional concerns, about the batteries used in automotive applications.

The battery pack in the Tesla Roadster and Model S makes use of lithium-ion cells. We also currently intend to make use of lithium-ion cells in battery packs that we sell to Toyota and Daimler as well as any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. More recently, multiple Chevrolet Volt battery pack fires, followed by a government investigation into the cause of such fires focused considerable public attention, as well as the attention of NHTSA, on the safety of electric vehicles.

These events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells and we are not aware of any such incident in our customers’ vehicles. . However, we have delivered only a limited number of Tesla Roadsters and Model S sedans to customers and have limited field experience with our vehicles, especially Model S. We have also only delivered a limited number of battery packs to Toyota and Daimler. Accordingly, there can be no assurance that a field or testing failure of our Model S or other battery packs that we produce will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to recall our vehicles or participate in a recall of a vehicle that contains our battery packs, and redesign our battery packs, which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle fire, even if such incident does not involve us, could seriously harm our business.

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

If our vehicles or vehicles that contain our powertrains fail to perform as expected, or if we suffer product recalls for Model S, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles, or vehicles that contain our powertrains such as the Toyota RAV4 EV or future Daimler vehicles, may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our battery packs, powertrains and vehicles. Specifically, we have only a limited amount of data by which to evaluate Model S, upon which our business prospects depend, due to the fact that we only recently began production in June 2012 in limited quantities. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. We experienced product recalls in May 2009 and October 2010, both of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. Although the cost of this recall was not material, we may experience additional recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations.

Our electric vehicles, including the Tesla Roadster and Model S, may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Additionally, while we have designed Model S with the intent to achieve an overall five star safety rating, NHTSA testing of these vehicles has not yet occurred and may not produce the anticipated results. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We have a history of losses and we expect significant increases in our costs and expenses to result in continuing losses at least until the time when we achieve volume deliveries of Model S.

We incurred a net loss of $105.6 million for the three months ended June 30, 2012. In addition, we have accumulated net losses of $864.9 million from our inception through June 30, 2012. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter as we ramp production of Model S until at least the time we begin high volume deliveries of Model S . Even if we are able to successfully produce Model S in volume, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful production and successful commercial acceptance of automobiles such as Model S, which may not occur.

We expect to incur losses in 2012 at least until the time when significant deliveries of Model S begin as we:

•	incur high initial manufacturing costs and high fixed overhead costs which are spread over only a small number of vehicles;

•	design and develop our future electric vehicles, including Model X;

•	incur ongoing Model S development costs, homologation costs for Model S for Europe and Asia and development costs related to right-hand drive Model S vehicles;

•	design, develop and manufacture components of our electric powertrain;

•	increase production capability, including manpower, at the Tesla Factory to produce Model S in volume;

•	open and expand new Tesla stores and service centers;

•	increase our sales and marketing activities in advance of volume deliveries of Model S; and

•	increase our general and administrative functions to support our growing operations.

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

In addition, as of June 30, 2012, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Although we do not believe that either our initial public offering (IPO) or subsequent follow-on offering or private placements constituted an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, subsequent follow-on offering, or private placements, utilization of these assets could be significantly reduced.

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

•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;

•	an increase in the cost of raw materials, such as nickel used in lithium-ion cells, or aluminum used in the body of Model S; and

•	fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases are currently denominated in yen.

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only one supplier for the cells used in such battery packs. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also recently announced pricing in the U.S. for Model S. Any attempts to increase the announced prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

The new labeling requirements for electric vehicles established by the United States Environmental Protection Agency require us to affix a label to the vehicle’s window regarding vehicle range capabilities which differ from our previously announced range capabilities could negatively impact our sales or harm our business.

In July 2011, the EPA amended the requirements for the fuel economy stickers that appear on new alternative fueled cars offered for sale starting with model year 2013 (i.e., the Monroney label). Prior to these amended requirements, we advertised that we planned to offer Model S with a variety of battery pack options, which we estimated would offer a range on a single charge of 160 miles, 230 miles, and 300 miles, respectively, while traveling at a steady speed of 55 miles per hour. The EPA’s amended fuel economy sticker requirements, however, will require us to label Model S utilizing different energy efficiency testing methodologies based on five different test cycles (i.e., the 5-cycle test). Based on these energy efficiency testing methodologies, the range of the Model S vehicle equipped with the largest 85kw battery pack has an EPA certified range of 265 miles on a single charge. Regardless of the range testing method, actual driving ranges will vary for many reasons, including driving conditions, how customers drive and maintain their vehicles and external factors such as wind and elevation change.

Although the new labeling requirements apply to all model year 2013 and later vehicles, we have begun to utilize the new labels that will bear lower range values starting in model year 2012, as requested by EPA. The corresponding reduction in the labeled range of our vehicles could negatively impact our vehicle sales and harm our business. Also, we have not yet tested our multiple battery variants using the EPA’s 5-cycle test and do not yet know what the range of these vehicles will be under the 5-cycle test. Any required labeling that differs from our previously announced ranges cold negatively impact customer perceptions and negatively impact our vehicle sales.

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

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. For example, a customer’s use of their Tesla vehicle as well as the frequency with which they charge the battery pack of their Tesla vehicle can result in additional deterioration of the battery pack’s ability to hold a charge. For example, we currently expect that our battery pack for the Tesla Roadster will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range. Such battery pack deterioration and the related decrease in range and power may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

We are dependent upon our loan facility from the United States Department of Energy.

We have relied on our DOE Loan Facility to develop and produce Model S and develop the Tesla Factory. Our DOE Loan Facility provided for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the development of Model S, including the increase in production capacity and operation of our manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. We could not, however, access all of these funds at once, but only through periodic draws through January 2013 as eligible costs were incurred. Through June 30, 2012, we have $33.3 million remaining to draw under the DOE Loan Facility. Our ability to draw down a portion of these remaining funds under the DOE Loan Facility is conditioned upon the completion of Model S development. While we believe we will be able to demonstrate such completion in 2012, the final determination of this condition rests with the DOE. All advanced funds are repayable on a quarterly basis beginning on December 15, 2012 through September 15, 2022. The DOE Loan Facility requires us to comply with certain operating and financial covenants and places additional restrictions on our ability to operate our business. If we do not comply with such requirements of the DOE Loan Facility, such failure, if not waived by the DOE, could cause a default. In the event of a default, we would not be eligible to draw any remaining funds under the DOE Loan Facility and existing outstanding loan amounts would become due immediately. Any failure to obtain the remaining DOE funds or an acceleration of the repayment of any outstanding loan amounts could materially and adversely affect our business and prospects.

Our DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the project be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements. These restrictions may limit our ability to operate our business and may cause us to take actions or prevent us from taking actions we believe are necessary from a competitive standpoint or that we otherwise believe are necessary to grow our business. In addition, our DOE Loan Facility also contains a variety of customary financial covenants, including covenants related to current ratio, leverage ratio, interest coverage ratio and fixed charge coverage ratio. We modified certain of these covenants in February 2012. If, in the future, we are not able to comply with our covenants, we may need to seek waivers, and there can be no assurance the DOE will be willing to grant waivers at that time. Should this occur, and should we fail to comply with our covenants, the DOE could declare an event of default and accelerate our repayment obligations.

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

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of Model S will necessitate the development, maintenance and improvement of our information technology systems which include product data management, procurement, inventory management, production planning and execution, sales and logistics, dealer management, financial and regulatory compliance systems. These systems support our operations and are designed to allow us to ramp to our anticipated volume production of Model S. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement processes, manufacturing execution, finance, supply chain and sales processes that may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell and deliver vehicles to our Tesla stores and customers. We cannot be sure that these expanded systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to continue to sell our performance electric vehicles in company-owned Tesla stores and over the internet. This model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well-established distribution channels.

We have opened Tesla stores in the United States, Europe and Japan, many of which have been open for only a short period of time. We have only limited experience distributing and selling our performance vehicles through our Tesla stores. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. In April 2011, we began the roll out of our new interactive store strategy. The concept and layout of these new stores, which are located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our new store strategy will be successful, if consumers will be willing to purchase vehicles in this manner or if these locations will be deemed to comply with applicable zoning restrictions as well as approval and acceptance from the specific high profile retail centers in which we seek to locate our stores. As a result, we may incur additional costs in order to improve or change our retail strategy.

Other aspects of our distribution model also differ from those used by traditional automobile manufacturers. For example, all of our sales of Model S to date have been made to individuals on our Model S reservations list who have to wait for their Model S vehicles to be built to take delivery. As of June 30, 2012, there were approximately 11,500 reservation holders and we expect that it will take more than nine months to completely work through this backlog. Moreover, we do not anticipate that we will ever carry a significant amount of Model S inventory at our stores and even after we work through the current reservations list, we expect that there will be sufficient ongoing reservations such that customers will usually need to wait a few months from the time they place an order until the time they receive their vehicle. This type of custom manufacturing is unusual in the premium sedan market in the United States and it is unproven whether the average customer will be willing to wait this amount of time for such a vehicle. If customers do not embrace this ordering and retail experience, our business will be harmed.

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

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities will apply their state laws to our distribution model is difficult to predict. Such laws, as well as other laws governing the motor vehicle industry, may subject us to potential inquiries and investigations from state motor vehicle regulators who may question whether our sales model complies with applicable state motor vehicle industry laws and who may require us to change our sales model or may prohibit our ability to sell our vehicles to residents in such states. In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. Such challenges, if successful, could prohibit our ability to sell our vehicles to residents in such states.

We are also registered as both a motor vehicle manufacturer and dealer in Canada, Australia, and Japan, and have obtained licenses to sell vehicles in other places such as Hong Kong and Singapore. Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

Regulatory limitations on our ability to sell vehicles could materially and adversely affect our ability to sell our electric vehicles.

Reservations for Model S and Model X are fully refundable to customers, and significant cancellations could harm our financial condition, business, prospects and operating results.

As of June 30, 2012, we had $133.4 million in reservation payments, primarily for Model S and Model X, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. We have experienced ongoing cancellations for our vehicles and have had to refund the related reservation payments, and cancellations may continue.

Given the long lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and that we expect to experience on Model S and Model X, there is a heightened risk that customers that have made reservations may not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, when we delayed the introduction of the original Tesla Roadster in the fall of 2007, we experienced a significant number of customers that cancelled their reservations and requested the return of their reservation payment. If we encounter delays in the planned ramp of Model S production or the introduction of Model X, we believe that a significant number of our customers could similarly cancel their reservations and demand refunds of their reservation payments. As a result, no assurance can be made that reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle. Given the high level of reservations, significant cancellations could harm our financial condition, business, prospects and operating results.

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

We have designed Model S with an adaptable platform architecture and common electric powertrain so that we can use the platform of Model S to create future electric vehicles, including, as an example, our Model X crossover vehicle. However, we have no experience with using common platforms in the design and manufacture of our vehicles. The Model X design is not yet finalized and we may be unable to use the adaptable Model S platform to the extent we currently intend. Additionally, we intend to use some of our Model S manufacturing equipment and parts tooling for the production of Model X. If such tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we anticipate, our costs related to the production of Model X may exceed expectations. There are no assurances that we will be able to use the Model S platform to bring future vehicle models, including the Model X crossover, to market faster or more inexpensively by leveraging use of this common platform or that there will be sufficient customer demand for any vehicles built on the Model S platform.

We may experience significant delays in the design, manufacture and launch of Model X which could harm our business and prospects.

We plan to start Model X deliveries in 2014. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. We may experience similar delays, cost overruns and adverse publicity in launching Model X, any of which could be significant. We are in the initial design and development stages of Model X. Furthermore, we have not yet begun to evaluate, qualify or select suppliers for the planned production of Model X and cannot begin to do so until the design of Model X is finalized. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such engineering and manufacturing resources are devoted to the design and production of Model S or are otherwise engaged in development services activities, we may have difficulty designing and delivering Model X in a timely manner. If we are not able to manufacture and deliver Model X in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Other automobile manufacturers entered the electric vehicle market at the end of 2010 and we expect additional competitors to enter this market. With respect to Model S, we face competition from existing and future automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. In December 2010, Nissan introduced in the United States the Nissan Leaf, a fully electric vehicle and Ford introduced the pure electric Ford Focus in 2012 and plans to introduce a plug-in hybrid Ford CMax in 2012. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

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

Furthermore, certain large automobile manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. While we have entered into a preliminary agreement with Athlon Car Lease for the leasing of Model S in selected European and Nordic countries, we do not currently offer any lease financing on Model S, which may put us at a competitive disadvantage compared to large automobile manufacturers.

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

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry in general, typically decline over the winter season, while sales are generally higher as compared to the winter season during the spring and summer months. Sales of the Tesla Roadster have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Model S, Model X and other models we introduce may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model X and electric powertrain components, increase the production capacity at our manufacturing facilities to produce Model S and electric powertrain components, open new Tesla service centers with maintenance and repair capabilities, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	our limited operating history;

•	our limited revenues and lack of profitability to date;

•	unfamiliarity with or uncertainty about Model S and Model X;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the prospect that we will need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. As of June 30, 2012, we had $265.8 million in principal sources of liquidity available from our cash and cash equivalents, short-term marketable securities, cash held in our dedicated DOE accounts and the remaining amounts available under the DOE Loan Facility. This primarily includes our cash and cash equivalents in the amount of $210.6 million, cash of $15.3 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility and which will be used for repayment of all principal and interest that will come due on December 15, 2012, and $33.3 million available under the DOE Loan Facility. We expect that these principal sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity for at least the next 12 months based on our current plans. However, if there are delays in the anticipated ramping of planned production of Model S or launch of Model X, if we are unable to draw down the anticipated remaining funds under the DOE Loan Facility for any reason, including our failure to meet operating or financial covenants, or if the costs in building, Model S, Model X and increasing the production capacity of our manufacturing facilities, exceed our expectations or if we incur any significant unplanned expenses or embark on new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model X.

We have relied on our DOE Loan Facility to develop and produce Model S and develop the Tesla Factory. We do not currently have any similar type of loan facility in place for our Model X or any future vehicles. The development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or investments to further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. In addition, we have only recently begun to accept customer reservation payments on Model X, can provide no assurance that customers will be willing to make such payments and accordingly may be reliant on other financing sources to fund the development of this vehicle. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We have very limited experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service we provide our Tesla Roadster customers will have a direct impact on the success of Model S and our future vehicles. If we are unable to satisfactorily service our Tesla Roadster customers, our ability to generate customer loyalty, grow our business and sell Model S sedans could be impaired.

We have very limited experience servicing our vehicles, particularly our Model S vehicle. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Tesla Roadster, Model S, Model X and future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with planned ramp of production of Model S, the launch of the Toyota RAV4 EV which uses a Tesla powertrain, future Daimler vehicles that use Tesla powertrains or the Model X may hurt the Tesla brand.

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

We may be unable to sell additional regulatory credits, such as zero emission vehicle (ZEV) and greenhouse gas emission (GHG) credits, to other automobile manufacturers, which would negatively impact our revenues and margins.

Our revenues to date have included amounts we receive from selling certain regulatory credits such as ZEV and GHG credits to other automobile manufacturers. While we continue to sign agreements with automakers to sell ZEV, GHG and other regulatory credits, we may not be able to enter into new agreements to sell any or all our available regulatory credits related to Model S, Model X or our other future vehicles, which would negatively impact our revenues and margins.

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

For customers interested in making a reservation for Model S or Model X, we require an initial fully refundable reservation payment of at least $5,000. As of June 30, 2012, we had collected reservation payments, primarily for Model S and Model X, in an aggregate amount of $133.4 million. We generally use these funds for working capital and other general corporate purposes. California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV), which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California may be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in various countries and jurisdictions that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

•	conforming our vehicles to various international regulatory and safety requirements where our vehicles are sold, or homologation;

•	difficulty in staffing and managing foreign operations;

•	difficulties attracting customers in new jurisdictions;

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended June 30, 2012 was denominated in foreign currencies, including the euro, the Japanese yen and the British pound Conversely for this period and for the remainder of 2012 ,and until such time as we begin shipping significant quantities of Model S vehicles to foreign jurisdictions, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. In the future, and as we begin selling Model S overseas, as well as delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, , funding for these programs is limited and there is no guarantee that our vehicles will be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California renewed the Clean Vehicle Rebate Program for 2012 – a rebate program for the purchase of qualified alternative technology vehicles. California reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand, but such funds may run out. . Subsequent purchasers could face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available or be unable to obtain a rebate at all. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including Model S. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster and Model S, could be adversely affected. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States and the European Union. This provides us with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in each of the United States and the European Union, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense. We do not anticipate that we will be able to take advantage of these exemptions with respect to Model S which we plan to produce at significantly higher volumes than the Tesla Roadster.

If we are unable to grow our sales of electric vehicle components to original equipment manufacturers our financial results may suffer.

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota and its affiliates are currently the only customers of our electric powertrain sales and development services. In the first half of 2012, we received two purchase orders from Daimler to begin work on the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle and in May 2012, we executed an agreement with Daimler which covers the significant terms for this development program. Pursuant to the agreement, we provide development services and deliver prototype samples. In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to this agreement, we expect that Toyota will pay us approximately $100 million between 2012 and 2014 based on our delivery of electric powertrain systems. The payments to us under the Daimler and Toyota agreements are not guaranteed and will only occur upon the delivery of powertrain systems that meet Daimler’s and Toyota’s specifications. Neither Daimler nor Toyota has any obligation to buy any systems from us, and if Daimler does not order the anticipated systems from us, we will not receive the revenues we anticipate from these agreements. These agreements further require that we meet customary obligations such as timely deliveries, warranty and product quality obligations. Our failure to meet these obligations could have a materially adverse impact on our operating results. Additionally, although we have discussed new business opportunities with each of Daimler and Toyota, there is no guarantee that we will be able to reach agreement with Daimler, Toyota or their respective affiliates regarding such opportunities at all or on terms and conditions that are favorable to us. Even if we can attract and retain additional powertrain customers other than Daimler and Toyota, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

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

If we fail to manage future growth effectively as we rapidly grow our company in conjunction with ramping our planned production of Model S, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the increase in production capacity of our Model S manufacturing facility and the planned ramp of our production of Model S, our electric powertrain manufacturing facility, the expansion of our network of Tesla stores and service centers, our mobile Tesla Rangers program and requirements of being a public company. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

We intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians for our performance electric vehicles. Because our high-performance vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in performance electric vehicles may not be available to hire, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

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

There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones. In particular, as we ramp our planned production of Model S, we will have to significantly increase our hiring of manufacturing personnel and others related to automotive manufacturing, and finding manufacturing personnel and others in sufficient numbers, at the required times to meet our planned ramp of anticipated production of Model S and with the needed skill sets, may be difficult.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2012, we have accrued $5.3 million related to these environmental liabilities.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our automobile production facility in Fremont, California was purchased from NUMMI and we are producing Model S at such facility. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Additionally, the unionization of our labor force could increase our employee costs and decrease our profitability, both of which could adversely affect our business, prospects, financial condition and results of operations.

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

In addition, as the automotive industry moves towards greater use of electronics for vehicle systems, NHTSA and other regulatory bodies may in the future increase regulation for these electronic systems as concerns about distracted driving increase. Such concerns could affect electronic systems in Model S, including those used with the 17 inch display screen in Model S which could reduce the appeal of Model S or require adjustments to the display screen’s functionality.

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

We use our vehicles’ electronic systems to log information about each vehicle’s use in order to aid us in providing customer service, including vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits. Our customers may object to the use of this data, which may negatively impact our ability to provide effective customer service and develop new vehicles and products. Possession and use of our customers’ personal information in conducting our business may be subject to federal and/or state laws and regulations in the United States and foreign jurisdictions, and such laws and regulations may restrict our use of such personal information and hinder our ability to acquire new customers or market to existing customers. For example, we are subject to local data protection laws in Europe. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. If third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles, including Model S. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. We self insure against the risk of product liability claims. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

We may have difficulty satisfying safety requirements in different countries around the world where we plan to sell our vehicles.

In connection with the development and sale of Model S, Model X, and our future electric vehicles, we will need to comply with various additional safety regulations and requirements that were not applicable to the sales of our Tesla Roadsters, with which it may be expensive or difficult to comply. For example, we will need to pass a range of impact tests for our current and future vehicles. We performed similar tests on the Tesla Roadster based on European Union testing standards in connection with sales exceeding certain volume thresholds in Australia and Japan, and two criteria were not met in the test. We may experience difficulties in meeting all the criteria for these or similar tests for Model S and Model X, which may delay our ability to sell Model S and Model X in high volumes in certain jurisdictions.

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

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty for the Tesla Roadster to cover additional services for an additional three years or 36,000 miles, whichever comes first. Subject to separate limited warranties for the supplemental restraint system and battery, we provide a four year or 50,000 miles New Vehicle Limited Warranty for the purchasers of Model S. The New Vehicle Limited Warranty for each of the Tesla Roadster and Model S is subject to certain limitations, exclusions or separate warranties and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, we have limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Furthermore, reserves that we anticipate recording when we commence delivering Model S may be insufficient to cover any future warranty claims.

Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of June 30, 2012, we had warranty reserves of $5.7 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

Our trademark applications in certain countries remain subject to outstanding opposition proceedings.

We currently sell and market our vehicles in various countries under our Tesla marks. We have filed trademark applications for our Tesla marks and opposition proceedings to trademark applications of third parties in various countries in which we currently sell and plan to sell our vehicles. Certain of our trademark applications are subject to outstanding opposition proceedings brought by owners or applicants alleging prior use of similar marks. If we cannot resolve these oppositions and thereby secure registered rights in these countries, our ability to challenge third party users of the Tesla marks will be reduced and the value of the marks representing our exclusive brand name in these countries will be diluted. In addition, there is a risk that the prior rights owners could in the future take actions to challenge our use of the Tesla marks in these countries. Such actions could have a severe impact on our position in these countries and may inhibit our ability to use the Tesla marks in these countries. If we were prevented from using the Tesla marks in any or all of these countries, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

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

As of June 30, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 37.1% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 29.0% of our outstanding shares of common stock as of June 30, 2012. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $39.95 per share and a low of $21.50 per share over the last 52 weeks.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following a securities offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Mr. Musk has borrowed funds from an affiliate of our underwriter in our most recent public offering and pledged shares of our common stock to secure this borrowing. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Goldman Sachs Bank USA, an affiliate of Goldman, Sachs & Co., made a loan in the amount of $35 million to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust. Interest on the loan accrues at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with this loan. Goldman Sachs Bank USA made additional extensions of credit in an aggregate amount of $50 million to Elon Musk and the Trust and Mr. Musk used a portion of the proceeds of such loans to purchase shares in the June 2011 private placement. Interest on the loans will accrue at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with these loans. As a regulated entity, Goldman Sachs Bank USA makes decisions regarding making and managing its loans independent of Goldman, Sachs & Co. Mr. Musk and Goldman have a long-standing relationship of almost a decade. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by a pledge of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust. The terms of these loans were negotiated directly between Mr. Musk and Goldman Sachs Bank USA.

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

CEO Stock Option Grant

To create incentives for continued long term success beyond the Model S program and to closely align executive pay with increases in stockholder value, the Compensation Committee has recommended to the Board of Directors a new stock option grant to Elon Musk, our Chief Executive Officer (“CEO Grant”) to be granted under our 2010 Equity Incentive Plan. Mr. Musk has not received an option grant since December 4, 2009, and of his fully-diluted ownership in the Company, less than 20% is a result of stock options, the remainder being a result of his direct investment in the Company. In addition, since becoming our CEO in October 2008, Mr. Musk has been working for an annual base salary of $33,280, consistent with minimum wage requirements under California law, and continues to accept only $1 per year for his services with no other cash compensation. The Compensation Committee believes that it is in the best interest of the Company and its stockholders to create additional long term incentives for Mr. Musk to continue the success of the Company and thus recommended that the Board of Directors approve the CEO Grant (as further described below).

On August 1, 2012, our Board of Directors approved the CEO Grant, which will become effective on the second Monday of the calendar month following approval, or August 13, 2012 (“Effective Date”), in accordance with our equity incentive award grant policy. The number of shares subject to the CEO Grant will be determined on the Effective Date and will consist of ten vesting tranches, each equal to 0.5% of our outstanding common stock as of the Effective Date. As an example only, if the CEO Grant were effective on June 30, 2012, the number of shares subject to each vesting tranche would be approximately 560,240 shares and the total number of shares subject to the CEO Grant would be 5,602,406 shares (based on 5% of 112,048,121 shares of our outstanding common stock as of June 30, 2012). The actual number of shares subject to the CEO Grant will be determined on the Effective Date. The CEO Grant will have a per share exercise price equal to the closing price of our common stock on the Effective Date, and will have a vesting schedule based entirely on the attainment of both operational and market capitalization milestones, as further detailed below.

Each of the ten vesting tranches requires that the Company meet a combination of operational milestone achievements and a significant increase in our market capitalization of $4.0 billion. For example, if our average market capitalization for the 30 trading days prior to the Effective Date is $3.5 billion, the first tranche would only vest when we more than double our market capitalization to $7.5 billion and at least one of the operational milestones described below is met. The second tranche would vest only if there is another $4.0 billion increase in our market capitalization to $11.5 billion and when two of the operational milestones described below are met. The remaining tranches are structured in a similar manner, so that the CEO Grant would be fully vested when we achieve a market capitalization of $43.5 billion and all ten operational milestones described below have been achieved. Market capitalization for purposes of milestone achievement will be determined based on a rolling six month historic average (based on trading days only). The market capitalization for a particular trading day is equal to the closing price multiplied by outstanding shares of common stock as of the end of such trading day. To give some perspective on these targets, note that, as of July 19, 2012, Ford Motor Company and General Motors Company had market capitalizations of approximately $35 billion and $32 billion, respectively. The term of the CEO Grant will be ten years, so that if any vesting tranches remain unvested after expiration of the CEO Grant, they will be forfeited. In addition, Mr. Musk will forfeit any unvested options if he is terminated as CEO of the Company, whether for cause or otherwise.

In addition to the market capitalization milestones, vesting for each of the ten tranches requires achievement of certain operational milestones. To illustrate, vesting of the first tranche requires the achievement of any one of the ten defined operational milestones, vesting of the second tranche requires the achievement of any two of the ten defined operational milestones, etc. The ten operational milestones for the CEO Grant are:

•	Successful completion of the Model X Engineering Prototype (Alpha);
•	Successful completion of the Model X Vehicle Prototype (Beta);
•	Completion of the first Model X Production Vehicle;
•	Successful completion of the Gen III Engineering Prototype (Alpha);
•	Successful completion of the Gen III Vehicle Prototype (Beta);
•	Completion of the first Gen III Production Vehicle;
•	Gross margin of 30% or more for four consecutive quarters;
•	Aggregate vehicle production of 100,000 vehicles;
•	Aggregate vehicle production of 200,000 vehicles; and
•	Aggregate vehicle production of 300,000 vehicles.

The CEO Grant will not accelerate in the event of a change in control of the Company. However, in a change in control event, the achievement of vesting milestones for the CEO Grant will be based solely on our market capitalization as of the effectiveness of such change in control. The CEO Grant will not need to be adopted by an acquirer and, to the extent unvested on such date, will expire.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: August 2, 2012	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1†	Amendment No. 1 to Supply and Services Agreement between Registrant and Toyota Motor Corporation dated April 30, 2012	—	—	—	—	X

10.2	Second Amendment to Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of June 20, 2012	—	—	—	—	X

10.3	2012 Model S Sales Commission Plan between Tesla Motors, Inc. and George Blankenship	8-K	001-34756	10.1	June 8, 2012

10.4	Amendment to 2010 Equity Incentive Plan, effective as of June 12, 2012	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS**	XBRL Instance Document	—	—	—	—

101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

†	Confidential treatment has been requested for portions of this exhibit.
*	Furnished herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.