Form 10-Q
period 2012-09-30
TESLA MOTORS INC
filed 2012-11-07
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 113,778,865 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$85,693	$255,266
Short-term marketable securities	—	25,061
Restricted cash	22,861	23,476
Accounts receivable	9,164	9,539
Inventory	159,048	50,082
Prepaid expenses and other current assets	7,775	9,414

Total current assets	284,541	372,838

Operating lease vehicles, net	11,789	11,757
Property, plant and equipment, net	486,248	298,414
Restricted cash	4,688	8,068
Other assets	21,911	22,371

Total assets	$809,177	$713,448

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$162,025	$56,141
Accrued liabilities	28,510	32,109
Deferred revenue	2,904	2,345
Capital lease obligations, current portion	3,188	1,067
Reservation payments	138,338	91,761
Long-term debt, current portion	50,841	7,916

Total current liabilities	385,806	191,339

Common stock warrant liability	9,734	8,838
Capital lease obligations, less current portion	6,278	2,830
Deferred revenue, less current portion	2,477	3,146
Long-term debt, less current portion	414,207	268,335
Other long-term liabilities	18,550	14,915

Total liabilities	837,052	489,403

Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 105,772,431 and 104,530,305 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	106	104
Additional paid-in capital	947,693	893,336
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(975,674)	(669,392)

Total stockholders’ equity (deficit)	(27,875)	224,045

Total liabilities and stockholders’ equity (deficit)	$809,177	$713,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Automotive sales	$50,023	$43,235	$91,323	$115,891
Development services	81	14,431	15,601	48,976

Total revenues	50,104	57,666	106,924	164,867
Cost of revenues
Automotive sales	58,865	32,752	92,947	90,241
Development services	—	7,690	7,767	20,866

Total cost of revenues	58,865	40,442	100,714	111,107
Gross profit (loss)	(8,761)	17,224	6,210	53,760
Operating expenses
Research and development	61,901	54,083	205,146	147,776
Selling, general and administrative	37,798	27,618	104,464	76,545

Total operating expenses	99,699	81,701	309,610	224,321

Loss from operations	(108,460)	(64,477)	(303,400)	(170,561)
Interest income	38	80	203	166
Interest expense	(78)	—	(228)	—
Other expense, net	(2,188)	(594)	(2,573)	(2,150)

Loss before income taxes	(110,688)	(64,991)	(305,998)	(172,545)
Provision for income taxes	116	87	284	377

Net loss	$(110,804)	$(65,078)	$(306,282)	$(172,922)

Net loss per share of common stock, basic and diluted	$(1.05)	$(0.63)	$(2.91)	$(1.75)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	105,556,162	104,076,830	105,195,640	99,039,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$110,804	$65,078	$306,282	$172,922

Other comprehensive income (loss), net of tax:
Unrealized net loss on short-term marketable securities	—	(24)	(6)	(24)

Reclassification adjustment for gain included in net income	—	—	6	—

Other comprehensive loss	—	(24)	—	(24)

Comprehensive loss	$110,804	$65,102	$306,282	$172,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(306,282)	$(172,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,033	12,115
Change in fair value of warrant liability	896	2,101
Stock-based compensation	35,729	20,737
Inventory adjustments	4,089	1,420
Other	1,377	30
Changes in operating assets and liabilities
Accounts receivable	375	(11,540)
Inventories and operating lease vehicles	(104,032)	(10,831)
Prepaid expenses and other current assets	1,751	(1,185)
Other assets	(146)	(335)
Accounts payable	95,921	39,788
Accrued liabilities	(1,834)	(1,789)
Deferred revenue	(109)	(1,616)
Reservation payments	46,577	34,460
Other long-term liabilities	3,635	2,291

Net cash used in operating activities	(206,020)	(87,276)

Cash Flows From Investing Activities
Purchases of marketable securities	(14,992)	(64,952)
Maturities of short-term marketable securities	40,000	—
Purchases of property and equipment, excluding capital leases	(197,745)	(143,634)
Withdrawals out of our dedicated Department of Energy accounts, net	8,472	18,292
Increase in other restricted cash	(4,478)	(887)

Net cash used in investing activities	(168,743)	(191,181)

Cash Flows From Financing Activities
Principal payments on capital leases and other debt	(1,684)	(225)
Proceeds from long-term debt	188,796	153,172
Proceeds from exercise of stock options and other stock issuances	18,078	7,812
Proceeds from issuance of common stock in a follow-on offering	—	172,410
Proceeds from issuance of common stock in private placements	—	59,058

Net cash provided by financing activities	205,190	392,227

Net increase (decrease) in cash and cash equivalents	(169,573)	113,770
Cash and cash equivalents at beginning of period	255,266	99,558

Cash and cash equivalents at end of period	$85,693	$213,328

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment included in accrued liabilities	$1,810	$568

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

Since inception, we have incurred significant losses and have used approximately $651.1 million of cash in operations through September 30, 2012. As of September 30, 2012, we had $85.7 million in cash and cash equivalents. We are currently selling the Model S and Tesla Roadster.

Public Offering

On September 25, 2012, we filed a registration statement on Form S-3 relating to a public offering of common stock. On October 3, 2012, we completed the offering and sold a total of 7,964,601 shares of our common stock for total cash proceeds of $222.1 million (which includes 35,398 shares or $1.0 million sold to Elon Musk, our Chief Executive Officer and cofounder), net of underwriting discounts. Additionally, as of September 30, 2012, we had incurred offering costs of approximately $0.5 million related to this transaction.

As the public offering was completed in October 2012, this transaction is not reflected in the condensed consolidated financial statements as of September 30, 2012.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

	Three Months Ended, September 30		Nine Months Ended, September 30
	2012	2011	2012	2011
Accrued warranty—beginning of period	$5,723	$6,289	$6,315	$5,417
Warranty costs incurred	(958)	(851)	(2,640)	(2,078)
Provision for warranty	1,455	973	2,545	3,072

Accrued warranty—end of period	$6,220	$6,411	$6,220	$6,411

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

As of September 30, 2012 and December 31, 2011, our accounts receivable were derived primarily from the development and sales of powertrain systems as well as sales of emission credits to other automobile manufacturers.

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	September 30, 2012	December 31, 2011
Customer A	43%	52%
Customer B	27%	—
Customer C	17%	38%

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

Net Loss per Share of Common Stock

Our basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants, are not included when their effect is antidilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Period-end stock options to purchase common stock	24,797,047	15,496,749	24,797,047	15,496,749
Period-end Department of Energy warrant to purchase common stock (1)	3,090,111	3,090,111	3,090,111	3,090,111
Period-end common stock subject to repurchase	—	486	—	486

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

3. Balance Sheet Components

Inventory

As of September 30, 2012 and December 31, 2011, our inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$83,974	$12,095
Work in process	25,525	3,665
Finished goods	30,845	26,120
Service parts	18,704	8,202

Total	$159,048	$50,082

Property, Plant and Equipment

As of September 30, 2012 and December 31, 2011, our property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment and software	$19,405	$10,804
Office furniture, machinery and equipment	138,843	21,495
Tooling	126,170	16,584
Bulding and building improvements	39,628	—
Leasehold improvements	36,084	27,901
Land	26,391	26,391
Construction in progress	145,077	227,461

	531,598	330,636
Less: Accumulated depreciation and amortization	(45,350)	(32,222)

Total	$486,248	$298,414

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins when they are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and nine months ended September 30, 2012, we capitalized $2.1 million and $5.5 million, respectively. During the three and nine months ended September 30, 2011, we capitalized $1.1 million and $2.8 million of interest expense, respectively.

Depreciation and amortization expense during the three and nine months ended September 30, 2012 was $6.8 million and $13.7 million, respectively. Depreciation and amortization expense during the three and nine months ended September 30, 2011 was $3.7 million and $10.5 million, respectively.

Other Assets

As of September 30, 2012 and December 31, 2011, our other assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Emission credits	$14,392	$14,508
Loan facility issuance costs, net	5,922	6,407
Other	1,597	1,456

Total	$21,911	$22,371

Emission credits are related to the operation of our Tesla Factory and therefore we amortize the emission credits over the same useful life.

Accrued Liabilities

As of September 30, 2012 and December 31, 2011, our accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued purchases	$12,460	$19,534
Payroll and related costs	10,106	8,905
Taxes payable	1,762	967
Accrued warranty	1,560	2,044
Adverse purchase commitments	452	111
Other	2,170	548

Total	$28,510	$32,109

Other Long-Term Liabilities

As of September 30, 2012 and December 31, 2011, our other long-term liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred rent liability	$5,529	$3,839
Environmental liabilities	5,300	5,300
Accrued warranty, long-term	4,660	4,271
Other	3,061	1,505

Total	$18,550	$14,915

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

As of September 30, 2012 and December 31, 2011, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	September 30, 2012				December 31, 2011
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$55,148	$55,148	$—	$—	$196,701	$196,701	$—	$—
Corporate note	—	—	—	—	10,062	—	10,062	—
Commercial paper	—	—	—	—	14,999	—	14,999	—

Total	$55,148	$55,148	$—	$—	$221,762	$196,701	$25,061	$—

Common stock warrant liability	$9,734	$—	$9,734	$—	$8,838	$—	$—	$8,838
Foreign currency forward contracts	(140)	—	(140)	—	109	—	109	—

Total	$9,594	$—	$9,594	$—	$8,947	$—	$109	$8,838

Our available-for-sale marketable securities classified by security type as of December 31, 2011 consisted of the following (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate note	$10,065	$—	$(3)	$10,062
Commercial paper	14,999	—	—	14,999

Total	$25,064	$—	$(3)	$25,061

All of our marketable securities with gross unrealized losses had been in a continuous unrealized loss position for less than twelve months as of December 31, 2011. We determined that the gross unrealized losses on our marketable securities as of December 31, 2011 were temporary in nature.

The changes in the fair value of our common stock warrant liability were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fair value, beginning of period	$8,529	$7,849	$8,838	$6,088
Change in fair value	1,205	340	896	2,101

Fair value, end of period	$9,734	$8,189	$9,734	$8,189

The estimated fair value of our long-term debt based on a market approach was approximately $359.4 million (par value of $465.0 million) and $220.3 million (par value of $276.3 million) as of September 30, 2012 and December 31, 2011, respectively, and represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

We operate in various foreign countries, which exposes us to foreign currency exchange risk between the U.S. dollar and various foreign currencies, the most significant of which have been the Japanese yen, euro and British pound. In order to manage this risk, we enter into selected foreign currency forward contracts. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other expense, net, on our condensed consolidated statements of operations. During the three and nine months ended September 30, 2012 and 2011, net gains and losses related to these instruments were not significant. We had notional amounts on foreign currency exchange contracts outstanding of $4.9 million and $8.8 million as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, we held reservation payments for undelivered vehicles in an aggregate amount of $138.3 million. As of December 31, 2011, we held reservation payments for undelivered vehicles of $91.8 million. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers.

6. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, and in June 2012 to allow us to effect certain initiatives in our business plan. We entered into another amendment with the DOE in September 2012 to remove our obligation to comply with the current ratio financial covenant as of September 30, 2012 and amend the timing of pre-funding the principal payment due in June 2013. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of up to $465.0 million. Up to an aggregate principal amount of $101.2 million had been made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Up to an aggregate principal amount of $363.9 million has been made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. As of August 31, 2012, we have fully drawn down the aforementioned facilities.

Our DOE Loan Facility draw-downs have been as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9%-3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5%-3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7%-2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7%-2.8%

Remaining balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1%-3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8%-2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0%-1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0%-1.5%

Remaining balance, December 31, 2011	188,797

Draw-downs received during the three months ended March 31, 2012	(84,267)	0.9%-1.6%
Draw-downs received during the three months ended June 30, 2012	(71,274)	1.0%-1.3%
Draw-downs received during the three months ended September 30, 2012	(33,256)	1.0%-1.2%

Remaining balance, September 30, 2012	$—

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

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) through November 30, 2012, a minimum cash balance, (ii) after September 30, 2012, a limit on capital expenditures, (iii) after June 30, 2013, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, and (iv) after March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We are also required to work in good faith with the DOE to develop an early repayment plan for our outstanding DOE Loan Facility on terms that are mutually satisfactory to us and the DOE. We were in compliance with our current applicable financial covenants as of September 30, 2012. The DOE Loan Facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default include a failure of Elon Musk, our Chief Executive Officer (CEO), Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility.

Under the DOE Loan Facility, we have agreed to fund a dedicated debt service reserve account. In February 2012, we pre-funded $15.0 million into this account, an amount equal to all principal and interest that will come due on December 15, 2012. We have agreed to pre-fund the account with $14.2 million on or before October 15, 2012 and $14.6 million on or before February 15, 2013 for all principal and interest that will come due on March 15, 2013 and June 15, 2013, respectively, and make additional payments, beginning June 15, 2013, of between $14.2 million to $14.5 million each quarter to pre-fund the quarterly principal and interest payments that will be due from September 15, 2013 through December 15, 2014. Once we have deposited such amounts, we will not be required to further pre-fund such debt service reserve account. As of September 30, 2012, $15.0 million was held in this dedicated account. We have classified this cash as current restricted cash on the condensed consolidated balance sheet.

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

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to other expense, net over the expected term of the DOE Loan Facility of approximately 13 years. During the three and nine months ended September 30, 2012, we amortized $0.2 million and $0.5 million to other expense, net, respectively. During the three and nine months ended September 30, 2011, we amortized $0.2 million and $0.5 million to other income expense, net, respectively.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of shares of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of September 30, 2012 and December 31, 2011, the fair value of the DOE warrant was $9.7 million and $8.8 million, respectively. During the three and nine months ended September 30, 2012, we recognized expense for the change in the fair value of the DOE warrant in the amount of $1.2 million and $0.9 million, respectively. During the three and nine months ended September 30, 2011, we recognized expense for the change in the fair value of the DOE warrant in the amount of $0.3 million and $2.1 million, respectively.

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

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$471	$171	$556	$506
Research and development	6,356	3,588	19,421	8,904
Selling, general and administrative	5,648	4,127	15,752	11,327

Total	$12,475	$7,886	$35,729	$20,737

CEO Stock Option Grant

On August 13, 2012, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with increases in stockholder value, our Board of Directors granted 5,274,901 stock options to Elon Musk, our Product Architect and Chief Executive Officer (CEO Grant). The CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date.

Each of the following ten vesting tranches requires a combination of one of the performance achievements outlined below and an incremental increase in our market capitalization of $4.0 billion, as compared to the initial market capitalization of $3.2 billion.

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

We measured the fair value of the CEO Grant using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.65%, expected term of 10 years, expected volatility of 55% and dividend yield of 0%. Stock-based compensation expense related to the CEO Grant was $0.4 million for the three months ended September 30, 2012.

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$41,153	$31,357	$66,403	$89,282
Europe	7,606	24,619	33,594	67,766
Asia	1,345	1,690	6,927	7,819

Total	$50,104	$57,666	$106,924	$164,867

During the three and nine months ended September 30, 2012, we recognized revenues of $41.0 million and $66.0 million, respectively, and during the three and nine months ended September 30, 2011, we recognized revenue of $30.9 million and $87.5 million, respectively in the United States.

Long-lived Assets

	September 30, 2012	December 31, 2011
United States	$490,414	$304,786
International	7,623	5,385

Total	$498,037	$310,171

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

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Pursuant to the agreement, Toyota would pay us up to $60.0 million for the successful completion of certain at risk development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the three and nine months ended September 30, 2011, we completed various milestones and along with the delivery of certain prototype samples and the amortization of our upfront payment, we recognized $14.3 million and $40.9 million in development services revenue, respectively. During the three months ended March 31, 2012, we completed the remaining development milestone and the delivery of prototype samples under the Phase 1 agreement and recognized $10.7 million in development services revenue. No further development services revenue under the Phase 1 agreement have been recorded subsequently.

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery, charging system, inverter, motor, gearbox and associated software, which would be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we would provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2012, we began delivering the electric powertrain system to Toyota under the supply and services agreement. During the three and nine months ended September 30, 2012, we recognized revenue of $10.4 million and $15.1 million in automotive sales, respectively.

Daimler Mercedes-Benz EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle. In the first half of 2012, we received two purchase orders from Daimler related to the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle and recognized $4.3 million in development services revenue during the three months ended June 30, 2012. In May 2012, we executed an agreement with Daimler which covers the significant terms for this development program; however, we have not yet entered into a final development agreement, which includes the development milestones and related payments, as of September 30, 2012.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2012 and December 31, 2011, we have accrued $5.3 million related to these environmental liabilities.

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

11. Subsequent Events

Public Offering

In October 2012, we completed a follow-on offering of common stock in which we sold a total of 7,964,601 shares of our common stock and received cash proceeds of $222.1 million from this transaction (which includes 35,398 shares or $1.0 million sold to Elon Musk, our Chief Executive Officer and cofounder), net of underwriting discounts.

DOE Loan Facility

In October 2012, we made a pre-funding payment of all principal and interest that will come due on March 15, 2013 into a dedicated debt service reserve account in accordance with the pre-funding requirement under the DOE Loan Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We introduced our first vehicle, the Tesla Roadster, in early 2008. The Roadster’s proprietary electric vehicle powertrain system is the foundation of our powertrain technology and, with design enhancements, forms the basis for our Model S sedan, our Model X crossover and other future vehicles. We are targeting our second vehicle, the Model S sedan, for a significantly broader customer base than the Tesla Roadster and plan to manufacture Model S in higher volumes than those for the Tesla Roadster. We commenced deliveries of Model S in June 2012. In February 2012, we revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform. We plan to start Model X production in 2014. We sell our vehicles through our own our sales and service network.

During the three months ended September 30, 2012, we recognized total revenues of $50.1 million, a decrease of 13% from total revenues of $57.7 million for the three months ended September 30, 2011. Automotive sales revenue of $50.0 million increased 16% from the three months ended September 30, 2011, primarily reflecting the commencement of deliveries of Model S and production powertrain systems to Toyota Motor Corporation (Toyota) for the RAV4 EV, partially offset by fewer sales of the Tesla Roadster and the completion of the Daimler AG (Daimler) Smart fortwo and A-Class EV powertrain component production programs at the end of 2011. Sales of the Tesla Roadster decreased as we concluded sales of the Tesla Roadster in North America during the first quarter of 2012, but continued sales in Europe and Asia. We concluded the production run of our current generation Tesla Roadster in January 2012 and we will continue selling our remaining Tesla Roadsters in Europe and Asia until inventory is depleted.

In June 2012, we commenced deliveries of Model S to customers in the United States. Our timely launch of Model S represented an important milestone, transitioning us from significant activities in Model S development and our preparation for vehicle manufacturing at the Tesla Factory, to preparation for volume production in the coming months. During the third quarter of 2012, we achieved another major milestone as we methodically improved our in-house and supply chain capabilities to increase the Model S production rate. Although we produced almost 350 Model S sedans during the quarter, low absorption of factory costs and overhead, manufacturing inefficiencies associated with the production ramp as well as higher initial costs for parts contributed to a negative gross margin of 17% for the three months ended September 30, 2012. As we transitioned into Model S production and the Tesla Factory became fully operational during the quarter, Model S related manufacturing costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, were fully reflected in cost of automotive sales.

Research and development expenses for the three months ended September 30, 2012 were $61.9 million, compared to $54.1 million for the three months ended September 30, 2011. The higher research and development expenses reflected our continuing efforts in development and testing of Model S, including our activities to homologate Model S for the rest of the world and to introduce the 60 kWh and 40 kWh battery pack options.

As a result of investments we continued to make in the Tesla Factory and supplier tooling for Model S production, capital expenditures were $68.5 million for the three months ended September 30, 2012, compared to $68.8 million for the three months ended September 30, 2011.

We incurred higher selling, general and administrative expenses of $37.8 million for the three months ended September 30, 2012 when compared to expenses of $27.6 million for the three months ended September 30, 2011. The increased expenses were driven by our continued activities to support the growth of our business including the expansion of our Tesla store network and our Model S service and delivery infrastructure.

Our Model S activities, as well as our capital investments in manufacturing infrastructure, continued to be funded by our sources of cash, including the final draw-downs under our Department of Energy Loan Facility (DOE Loan Facility) cash from the sales of the Model S and Tesla Roadster, cash received from refundable reservation payments for our Model S and Model X, and cash from the sales of powertrain components and systems. During the three months ended September 30, 2012, we received $33.3 million in draw-downs under the DOE Loan Facility, which completed our draw down of the $465.0 million facility.

As of September 30, 2012, we had $108.6 million in principal sources of liquidity from our cash and cash equivalents and current restricted cash. This primarily includes our cash and cash equivalents in the amount of $85.7 million which includes investments in money market funds and cash of $15.0 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility and which will be used for repayment of all principal and interest that will come due on December 15, 2012.

On October 3, 2012, we completed a public offering of common stock in which we sold a total of 7,964,601 shares of our common stock and received cash proceeds of $222.1 million from this transaction (which includes 35,398 shares or $1.0 million sold to Elon Musk, our Chief Executive Officer and cofounder), net of underwriting discounts. We expect that our current sources of liquidity together with the proceeds from our October public offering and our current projections of cash flow from operating activities, will provide us adequate liquidity until we reach profitability in 2013, based on our current plans. Additionally, we currently expect to achieve positive free cash flow (defined as cash flow from operations, inclusive of capital expenditures) towards the end of the fourth quarter of 2012 based on present assumptions including our goal to deliver 2,500 to 3,000 Model S vehicles to customers in the fourth quarter of 2012.

Management Opportunities, Challenges and Risks

Our principal focus for the first half of 2012 was on completing the development of Model S, establishing our manufacturing capabilities at the Tesla Factory, and preparing for the Model S launch. While we successfully commenced deliveries of Model S to customers in the United States in June 2012, our attention during the third quarter of 2012 switched to the continued refinement of our manufacturing and supply chain processes to enable quality production as we methodically transitioned to volume production at the Tesla Factory. In addition, we are focused on achieving manufacturing efficiencies and the implementation of planned cost reductions in order to achieve our gross margin target of 25% in 2013. Based on our current projections, we expect to reach profitability in 2013.

In addition to our efforts on Model S, we have also been focused on the continued sales of the Tesla Roadster and powertrain components and systems, development services activities with our strategic partners, advanced engineering work on the planned Model X and pursuing new electric powertrain opportunities with automobile manufacturers.

In January 2012, we concluded the production run of our current generation Tesla Roadster at 2,500 vehicles. Through September 30, 2012, we had delivered over 2,400 Roadsters to customers and we plan to sell our remaining Tesla Roadsters primarily in Europe and Asia until our inventory is depleted.

We completed our production deliveries to supply Daimler with battery packs and chargers for the Daimler Smart fortwo and A-Class EV programs as of December 31, 2011. Although we have continued to deliver a small number of battery packs to Daimler to meet their service requirements, we expect further powertrain component sales under these programs to Daimler to be limited.

During the first quarter of 2012, we began shipping powertrain systems to Toyota under a supply and services agreement for the Toyota RAV4 EV. Pursuant to the agreement, Toyota will pay us approximately $100 million from 2012 through 2014 based on our delivery of the powertrain systems for the Toyota RAV4 EV. Powertrain systems sales to Toyota increased during the third quarter of 2012 consistent with expected ramp up during the second half of 2012.

As a result of a limited number of Tesla Roadsters left for sale, limited number of powertrain components sales to Daimler and the gradual ramp in deliveries of powertrain systems for the Toyota RAV4 EV program, we have experienced a decline in automotive sales in the first half of 2012. With the launch of Model S in June 2012 and the ongoing production ramp, we expect automotive sales to increase significantly in the fourth quarter of 2012 as compared to the fourth quarter of 2011. However, volume production and scale deliveries of our Model S may not meet our projected ramp for a number of reasons. Any such delays may be significant and may have a significant impact on the projected growth in our revenue.

In the first half of 2012, we received two purchase orders from Daimler to begin work on the development of a full electric powertrain for a Mercedes-Benz vehicle. Under this program, we will provide development services and deliver prototype samples. As we have experienced under our previous development services agreements due to timing differences that may arise between the recognition of milestone revenues and the underlying costs of development services, the gross margin from our development services activities may vary from period to period.

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

We have already incurred significant operating expenses during the first nine months of 2012 as we continued to make significant investments in the development of Model S, our manufacturing capabilities and our sales and service infrastructure. We expect operating expenses for the remainder of 2012 will continue to be significant as we incur costs for additional development on Model S including for homologation in Canada, Europe and other markets, launch of the 60 kWh and 40 kWh battery pack options, the development of Model X and the systematic and strategic expansion of our sales and service infrastructure globally.

During the third quarter of 2012, we produced almost 350 Model S vehicles. In the fourth quarter of 2012, we expect to deliver approximately 2,500 to 3,000 Model S vehicles and expect our automotive sales gross margin to improve significantly as we reach higher volume and achieve manufacturing cost efficiencies and planned cost reductions. Accurately forecasting our manufacturing costs is difficult until we reach a certain level of volume production. Moreover, until we reach planned volume sales of Model S in 2013, we expect to continue generating a net loss as a result of our anticipated high level of operating expenses.

We have continued to incur capital expenditures for the Model S program and will continue to do so in 2012 as we make final payments for tooling and manufacturing equipment required for production at full capacity. We currently anticipate that our aggregate capital expenditures for 2012 to be about $240 million, primarily focused on vehicle development and manufacturing activities for Model S and Model X and the addition of new Tesla stores, mainly in the United States, and service infrastructure throughout the United States.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our condensed consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
Automotive sales	$50,023	$43,235	$91,323	$115,891
Development services	81	14,431	15,601	48,976

Total revenues	50,104	57,666	106,924	164,867
Cost of revenues
Automotive sales	58,865	32,752	92,947	90,241
Development services	—	7,690	7,767	20,866

Total cost of revenues	58,865	40,442	100,714	111,107
Gross profit (loss)	(8,761)	17,224	6,210	53,760
Operating expenses
Research and development	61,901	54,083	205,146	147,776
Selling, general and administrative	37,798	27,618	104,464	76,545

Total operating expenses	99,699	81,701	309,610	224,321
Loss from operations	(108,460)	(64,477)	(303,400)	(170,561)
Interest income	38	80	203	166
Interest expense	(78)	—	(228)	—
Other expense, net	(2,188)	(594)	(2,573)	(2,150)

Loss before income taxes	(110,688)	(64,991)	(305,998)	(172,545)
Provision for income taxes	116	87	284	377

Net loss	$(110,804)	$(65,078)	$(306,282)	$(172,922)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Vehicle, options and related sales	$39,603	$28,403	$73,956	$76,443
Powertrain component and related sales	10,420	14,832	17,367	39,448

Total automotive sales	$50,023	$43,235	$91,323	$115,891

Automotive sales during the three months ended September 30, 2012 were $50.0 million, an increase from $43.2 million during the three months ended September 30, 2011. Automotive sales during the nine months ended September 30, 2012 were $91.3 million, a decrease from $115.9 million during the nine months ended September 30, 2011. Vehicle, options and related sales represent sales of Model S and the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle and greenhouse gas emission credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three months ended September 30, 2012 were $39.6 million, an increase from $28.4 million for the three months ended September 30, 2011. The increase in vehicle, options and related sales was primarily attributable to the commencement of Model S customer deliveries beginning in June 2012, partially offset by a decrease in the number of Tesla Roadsters as we continue to sell our remaining Tesla Roadsters in Europe and Asia. Vehicle, options and related sales during the nine months ended September 30, 2012 were $74.0 million, a slight decrease from $76.4 million for the nine months ended September 30, 2011. The decrease in vehicle, options and related sales was primarily due to a decrease in the number of Tesla Roadsters sold as we completed production of the Tesla Roadster in January 2012 and have been selling our remaining inventory primarily in Europe and Asia. The decrease in sales of the Tesla Roadster was partially offset by Model S sales which we began to deliver to customers in June 2012.

Powertrain component and related sales for the three and nine months ended September 30, 2012 were $10.4 million and $17.4 million, a decrease from $14.8 million and $39.4 million for the three and nine months ended September 30, 2011, respectively. The decrease in powertrain component and related sales was primarily due to fewer shipments of battery packs and chargers to Daimler. Production for both the Daimler Smart fortwo and A-Class EV programs was substantially completed as of December 31, 2011. During the three months ended March 31, 2012, we began supplying powertrain systems to Toyota under the RAV4 EV supply and services agreement.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customer’s specifications.

Development services revenue during the three and nine months ended September 30, 2012 was $0.1 million and $15.6 million, a decrease from $14.4 million and $49.0 million during the three and nine months ended September 30, 2011, respectively.

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

During the three months ended September 30, 2011, we completed various milestones and delivered several samples under the Phase 1 agreement and during the nine months ended September 30, 2011, we also delivered all development services under the Phase 0 agreement. Development services revenue under these arrangements with Toyota for the three and nine months ended September 30, 2011 was $14.3 million and $48.5 million, respectively.

During the three months ended March 31, 2012, we completed our remaining milestones and delivered samples under the Phase 1 agreement and recognized $10.7 million in development services revenue which is included in revenue for the nine months ended September 30, 2012.

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle. In the first half of 2012, we received two purchase orders from Daimler to begin development work and recognized $4.3 million in development services revenue which is included in revenue for the nine months ended September 30, 2012. No development services revenue was recognized during the three months ended September 30, 2012.

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

Cost of Revenues and Gross Profit (Loss)

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales during the three and nine months ended September 30, 2012 was $58.9 million and $92.9 million, an increase from $32.8 million and $90.2 million during the three and nine months ended September 30, 2011, respectively. The increase in cost of automotive was driven primarily by the commencement of Model S deliveries in June 2012 and coupled with manufacturing inefficiencies associated with a slow production ramp and higher initial parts costs, as well as an increase in the number of electric powertrain systems sold to Toyota which we began delivering in 2012, partially offset by a decrease in the number of Roadster deliveries and battery packs and chargers delivered to Daimler.

Cost of development services for the three and nine months ended September 30, 2012 was zero and $7.8 million, respectively, a decrease from $7.7 million and $20.9 million for the three and nine months ended September 30, 2011, respectively. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements.

The decrease in cost of development services was driven primarily by our activities for the Toyota RAV4 EV program which we substantially completed during the three months ended March 31, 2012.

Gross profit (loss) for the three and nine months ended September 30, 2012 was a loss of $8.8 million and a profit of $6.2 million, a decrease from a profit of $17.2 million and a profit of $53.8 million for the three and nine months ended September 30, 2011, respectively. The decrease for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, was driven primarily by lower sales of the Tesla Roadster as well as the commencement of Model S deliveries coupled with higher manufacturing and labor overhead costs and manufacturing inefficiencies associated with production ramp and higher initial parts costs.

In the fourth quarter we expect gross margin to improve substantially and turn positive mainly due to higher Model S volume, as well as cost efficiencies and planned cost reductions. We expect our development services gross profit and gross margin may fluctuate in future periods as the timing of revenue recognition may not coincide with the period in which the corresponding cost of revenues is recognized.

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

Research and development expenses during the three months ended September 30, 2012 were $61.9 million, an increase from $54.1 million during the three months ended September 30, 2011. The $7.8 million increase in research and development expenses during the three months ended September 30, 2012 consisted primarily of a $14.6 million increase in employee compensation expenses from higher headcount, a $4.9 million increase in office, information technology and facilities-related costs to support the growth of our business, and a $3.6 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants. The increase was partially offset by a $14.1 million decrease in materials and prototyping expenses primarily to support our Model S release candidate builds and crash testing as well as powertrain development activities, and a $1.2 million decrease in costs related to Model S engineering, design and testing activities as we commenced deliveries of Model S in June 2012.

Research and development expenses during the nine months ended September 30, 2012 were $205.1 million, an increase from $147.8 million during the nine months ended September 30, 2011. The $57.3 million increase in research and development expenses during the nine months ended September 30, 2012 consisted primarily of a $48.1 million increase in employee compensation expenses from higher headcount, a $11.1 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, a $9.8 million increase in office, information technology and facilities-related costs to support the growth of our business and a $4.6 million increase in shipping charges for prototype materials incurred in the first half of fiscal 2012. The increase was partially offset by a $14.5 million decrease in costs related to Model S engineering, design and testing activities, and a $3.3 million decrease in materials and prototyping expenses primarily to support our Model S beta and release candidate build as well as powertrain development activities.

We anticipate that our research and development expenses in the fourth quarter of 2012 will be essentially flat as compared to the third quarter of 2012. In addition, future equity awards may result in an increase in research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended September 30, 2012 were $37.8 million, an increase from $27.6 million during the three months ended September 30, 2011. The $10.2 million increase in our selling, general and administrative expenses during the three months ended September 30, 2012 consisted primarily of a $5.6 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $2.4 million increase in office, information technology and facilities-related costs to support the growth of our business, a $1.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, and a $0.4 million increase in professional and outside services costs.

Selling, general and administrative expenses during the nine months ended September 30, 2012 were $104.5 million, an increase from $76.5 million during the nine months ended September 30, 2011. The $28.0 million increase in our selling, general and administrative expenses during the nine months ended September 30, 2012 consisted primarily of a $13.0 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $5.1 million increase in office, information technology and facilities-related costs to support the growth of our business, a $4.4 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, and a $4.3 million increase in professional and outside services costs.

We expect selling, general and administrative expenses to increase modestly for the remainder of 2012 as we continue to increase our vehicle selling and servicing capabilities. We plan to open additional stores and service centers during the remainder of 2012, mostly in the United States, and some of these stores will replace existing stores, which we may continue to use as service locations. In addition, future equity awards may result in an increase in selling, general and administrative expenses.

Interest Expense

Our interest expense is incurred primarily from our loans under the DOE Loan Facility to fund our Model S and powertrain activities, and as of August 2012, we have full drawn down on the DOE Loan Facility. We have historically capitalized this interest to construction in progress. During the three and nine months ended September 30, 2012, we capitalized $2.1 million and $5.5 million of interest expense to construction in progress, respectively. During the three and nine months ended September 30, 2011, we capitalized $1.1 million and $2.8 million of interest expense to construction in progress, respectively. As we transition to volume production of Model S and begin depreciating our Model S related assets, we expect to capitalize less interest expense in future periods. Consequently, we expect interest expense to increase during the remainder of 2012.

Other Expense, Net

Other expense, net, consists primarily of the change in the fair value of our DOE common stock warrant liability and gains and losses on our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. The DOE warrant is carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net, until its expiration or vesting.

Other income, net, during the three months ended September 30, 2012 was $2.2 million, an increase in expense compared to other expense, net, of $0.6 million during the three months ended September 30, 2011. Other expense, net, during the nine months ended September 30, 2012 was $2.6 million, an increase in expense compared to other expense, net, of $2.2 million during the nine months ended September 30, 2011. The increase in expense for both the three and nine months ended September 30, 2012 was primarily due to the fair value change in our common stock warrant liability during the three and nine months ended September 30, 2012 resulting from a lower stock price. The increase in expense is also attributable to an unfavorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities.

Provision for Income Taxes

Our provision for income taxes during the three and nine months ended September 30, 2012 was $0.1 million and $0.3 million compared to $0.1 million and $0.4 million during the three and nine months ended September 30, 2011, respectively. The decrease for the nine months ended September 30, 2012 was due primarily to the decrease in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through September 30, 2012, we had accumulated net losses of $975.7 million and have used $651.1 million of cash in operations. As of September 30, 2012, we had $108.6 million in principal sources of liquidity from our cash and cash equivalents and current restricted cash. This primarily includes our cash and cash equivalents in the amount of $85.7 million which included investments in money market funds, and cash of $15.0 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility and which will be used for repayment of all principal and interest that will come due on December 15, 2012. Other sources of cash include cash from the sales of the Tesla Roadster and Model S, refundable reservation payments for our Model S and Model X, cash from the provision of development services and sales of powertrain components and systems.

In October 2012, we completed a public offering of common stock in which we sold a total of 7,964,601 shares of our common stock and received cash proceeds of $222.1 million from this transaction, net of underwriting discounts and other expenses.

In October 2012, we made a pre-funding payment of $14.2 million for all principal and interest that will come due on March 15, 2013 into a dedicated debt service reserve account in accordance with the pre-funding requirement under the DOE Loan Facility.

We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated DOE accounts, the net proceeds from the public offering that we completed in October 2012, and our anticipated cash from operating activities will provide us with adequate liquidity for at least the next 12 months, based on our current plans. We currently expect to achieve positive free cash flow towards the end of the fourth quarter of this year, based on present assumptions including our goal to deliver between 2,500 and 3,000 Model S vehicles to customers in the fourth quarter of 2012. These capital sources will enable us to fund our ongoing operations, continue research and development projects, establish sales and service centers, improve infrastructure such as expanded battery pack assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model S in volume and to continue development of Model X. As of August 31, 2012, we have fully drawn down the remaining funds available under the DOE Loan Facility. These funds have been used to develop and produce Model S, grow our powertrain capabilities and develop the Tesla Factory. The development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or investments to further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. Also, should prevailing economic conditions and/or financial, business or other factors adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the ATVM Incentive Program. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. The DOE Loan Facility requires, among other things, that we comply with certain financial covenants and fund a debt service account. The financial covenants include a minimum current ratio, which is a ratio of our current assets to our current liabilities (taking into account certain categorical exclusions); a minimum fixed charge coverage ratio, which is a ratio of consolidated adjusted EBITDA to consolidated fixed charges; and a maximum ratio of total liabilities to stockholder equity. The DOE Loan Facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, and in June 2012 to allow us to effect certain initiatives in our business plan. We entered into another amendment with the DOE in September 2012 that: (i) removed our obligation to comply with the current ratio financial covenant for the third quarter of 2012; (ii) amended our funding requirements for the dedicated debt service reserve account to (a) postpone until February 15, 2013, $14.6 million of the $28.8 million pre-funding payment originally due on October 15, 2012; and (b) make additional pre-funding payments, beginning June 15, 2013, of between $14.2 million to $14.5 million each quarter to pre-fund the quarterly principal and interest payments due from September 15, 2013 through December 15, 2014; and (iii) added a covenant requiring us to work in good faith with the DOE to develop an early repayment plan for our outstanding DOE Loan Facility on terms satisfactory to the DOE.

For the quarters ending September 30, 2013 and December 31, 2013, we currently anticipate that without taking advantage of additional revenue opportunities or making adjustments to our spending, we expect that we will need to seek an amendment from the DOE to modify the fixed charge coverage ratio covenant.

For more information on the DOE Loan Facility, see Note 6 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 1. Financial Statements.

Reservations Payments

Reservation payments consist of fully refundable payments that allow potential customers to hold a reservation for the future purchase of a Model S, Model X or Tesla Roadster. These amounts are recorded as current liabilities until the vehicle is delivered. For Model S and Model X, we require an initial refundable reservation payment of at least $5,000. The reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale. As of September 30, 2012, we held reservation payments for undelivered vehicles in an aggregate amount of $138.3 million.

Summary of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(206,020)	$(87,276)
Net cash used in investing activities	(168,743)	(191,181)
Net cash provided by financing activities	205,190	392,227

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

Net cash used in operating activities was $206.0 million during the nine months ended September 30, 2012. The largest component of our cash used during this period related to our net loss of $306.3 million, which included non-cash charges of $35.7 million related to stock-based compensation expense, $16.0 million related to depreciation and amortization and $4.1 million related to inventory write-downs and adverse purchase commitments. Significant operating cash outflows were primarily related to $309.6 million of operating expenses, a $104.0 million increase in inventory and operating lease vehicles and $100.7 million of cost of revenues, partially offset by a $94.1 million increase in accounts payable and accrued liabilities and a $1.8 million decrease in prepaid expenses and other current assets.

Inventory increased to meet our planned production requirements for the Model S and powertrain component sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. The decrease in prepaid expenses and other current assets was primarily driven by various tax refunds received during the nine months ended September 30, 2012. Significant operating cash inflows for the nine months ended September 30, 2012 were comprised primarily of a $46.6 million net increase in reservation payments, automotive sales of $91.3 million and $15.6 million of development services revenue.

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

Net cash used in investing activities was $168.7 million during the nine months ended September 30, 2012 primarily related to $197.7 million in purchases of capital equipment and tooling, partially offset by a $25.0 million in maturities of short-term marketable securities and an $8.5 million of net transfers out of our dedicated DOE account in accordance with the provisions of the DOE Loan.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $205.2 million during the nine months ended September 30, 2012 and was comprised primarily of $188.8 million received from our draw-downs under the DOE Loan Facility and $18.1 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan, partially offset by $1.7 million related to principal payments on capital leases.

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

Contractual Obligations

The following table sets forth, as of September 30, 2012, our cash obligations related to our DOE Loan Facility that will affect our future liquidity (in thousands) for the following periods:

	Year Ended December 31,
	Total	2012	2013	2014	2015	2016	2017 and thereafter
Long-term debt	502,202	14,651	58,068	57,216	56,378	55,535	260,354

As of August 31, 2012, we have fully drawn down the remaining funds available under the DOE Loan Facility.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended September 30, 2012 was denominated in foreign currencies, including the euro and the Japanese yen. Conversely for this period and for the remainder of 2012, and until such time as we begin shipping significant quantities of Model S vehicles to foreign jurisdictions, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. In the future, and as we begin selling Model S overseas, as well as delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars. To date, the foreign currency effect on our condensed consolidated financial statements has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $85.7 million as of September 30, 2012. A significant portion of our cash and cash equivalents were invested in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

As of August 31, 2012, we have fully drawn down the remaining funds available under the DOE Loan Facility for an aggregate of $465.0 million with interest rates ranging from 0.9% to 3.4%. We also have capital lease obligations of $9.5 million as of September 30, 2012. These financial instruments are fixed rate instruments and are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Industry

We may experience significant delays in the ramping of production as well as the deliveries of Model S, both of which could harm our business and prospects.

We began manufacturing Model S in June 2012. As of September 30, 2012, we had produced 359 production Model S vehicles, and delivered 263 production Model S vehicles. We currently expect to deliver between 2,500 and 3,000 vehicles in the fourth quarter of 2012. We have no experience to date in high volume manufacturing of our electric vehicles, have not yet reached full production of Model S, are not yet fully utilizing our newly implemented high volume manufacturing processes, and have limited experience in the volume delivery of our Model S vehicles. Our ability to reach high volume Model S production will depend upon a number of factors, including our suppliers’ ability to increase their production and to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment. As our main focus is on quality, we have methodically increased our Model S production at a rate slower than we had earlier anticipated. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production ramp, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our increasing demand. Certain suppliers have experienced delays in meeting our demand and we continue to focus on supplier capabilities and constraints. Any delay in ramping production of Model S could materially damage our brand, business, prospects, financial condition and operating results. For example, we have recently changed our Model S production and delivery forecasts, as well as our revenue, gross margin and other financial forecasts for the full year of 2012. Our production and delivery forecasts may need to be adjusted again in the future due to delays in the ramping of production. These or other similar delays or adjustments by us could damage our business and reputation.

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

Our ability to achieve volume production and deliveries for Model S in a timely manner is subject to certain risks and uncertainties, including:

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

•	that we will not encounter parts quality issues before, during or after production of Model S;

•	that we will be able to increase our production and delivery capabilities;

•	that we will be able to schedule and complete deliveries consistent with customer availability, especially during the holiday season;

•	that the equipment which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and at rates needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

•	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be successful in helping us to produce Model S in volume.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We have in the past experienced source disruptions in our supply chains, including those relating to our slower-than-anticipated ramp in our Model S production goals for 2012. We may experience additional delays in the future with respect to Model S and any other future vehicle we may produce. In addition, because we do not have written agreements in place with all our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

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

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003. We began delivering our first performance electric vehicle, the Tesla Roadster, in early 2008, and as of September 30, 2012, we had only limited Roadsters remaining to sell to customers. We completed our production run of this vehicle in January 2012. We only began producing our second electric vehicle, Model S, in June 2012, and as of September 30, 2012, we have manufactured 359 production Model S vehicles and delivered 263 Model S vehicles to customers.

To date, we have derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X and future electric vehicles. We have only a very limited operating history with respect to Model S and will continue to negotiate production pricing with our sources of component supply and make adjustments to our component procurement process and vehicle design, which limits our ability to precisely forecast the cost of producing Model S at its full annualized production rate. Further, we have only recently produced an early prototype of the Model X crossover. We plan to start Model X deliveries in 2014. We only completed the purchase of our Tesla Factory in Fremont, California in October 2010 to produce such vehicles, and our vehicle design and our engineering, manufacturing and component supply plans for Model S will continue to be adjusted through the current planned ramp to our anticipated volume production. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation

(Toyota). It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. Additionally, during the three months ended September 30, 2012 and the years ended 2011, 2010 and 2009, we recorded quarterly revenues of as much as $58.2 million and as little as $18.6 million and quarterly operating losses of as much as $108.5 million and as little as $4.3 million. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We provide guidance regarding our expected financial and business performance including our projections regarding the number of vehicles we hope to sell in both near term and long term future periods and our anticipated future revenues and gross margins. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. For example, we recently changed our Model S delivery, revenue, gross margin and other forecasts for the third quarter and full year of 2012. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

•	our ability to achieve anticipated production and sales volumes and projected average sales prices for Model S;

•	supplier and commodity-related costs;

•	planned cost reductions; and

•	our ability to recognize revenue from Daimler and from selling regulatory credits to other automobile manufacturers.

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

We incurred a net loss of $110.8 million for the three months ended September 30, 2012. In addition, we have accumulated net losses of $975.7 million from our inception through September 30, 2012. We have had net losses in each quarter since our inception. We believe that we will continue to incur operating and net losses each quarter as we ramp production of Model S until at least the time we begin high volume deliveries of Model S. Even if we are able to successfully produce Model S in volume, there can be no assurance that it will be commercially successful. If we are to ever achieve profitability it will be dependent upon the successful production and successful commercial acceptance of automobiles such as Model S, which may not occur.

We expect to incur losses at least until the time when significant deliveries of Model S begin as we:

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

In addition, as of September 30, 2012, we had recorded a full valuation allowance on our United States net deferred tax assets as at this point we believe it is more likely than not that we will not achieve profitability and accordingly be able to use our deferred tax assets in the foreseeable future. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Although we do not believe that either our initial public offering (IPO) or subsequent follow-on offerings or private placements constituted an ownership change resulting in limitations on our ability to use our net operating loss and tax credit carry-forwards, we have not yet performed a study to determine whether such limitations exist. If an ownership change is deemed to have occurred as a result of our IPO, subsequent follow-on offerings or private placements, utilization of these assets could be significantly reduced.

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

Our DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the project be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements. These restrictions may limit our ability to operate our business and may cause us to take actions or prevent us from taking actions we believe are necessary from a competitive standpoint or that we otherwise believe are necessary to grow our business. In addition, our DOE Loan Facility also contains a variety of customary financial covenants, including covenants related to current ratio, leverage ratio, interest coverage ratio and fixed charge coverage ratio. We modified certain of these covenants in February 2012 and again in September 2012.

For the quarters ending September 30, 2013 and December 31, 2013, we currently anticipate that without taking advantage of additional revenue opportunities or making adjustments to our spending, we expect that we will need to seek an amendment from the DOE to modify the fixed charge coverage ratio covenant. Moreover, we currently anticipate that without raising additional capital, we would need to seek an amendment from the DOE to modify the total liabilities to stockholder equity covenant for the quarters ending March 31, 2014 and the two subsequent quarters.

If we do not comply with the requirements of the DOE Loan Facility, such failure, if not waived by the DOE, could cause a default under the DOE Loan Facility. In the event of a default, the DOE could declare the existing outstanding loan amounts to be due immediately. Any acceleration of the repayment of outstanding loan amounts would materially and adversely affect our business and prospects. If, in the future, we are not able to comply with our covenants, including as set forth above, we may need to seek additional waivers, and there can be no assurance the DOE will be willing to grant such waivers at that time. We also have cross-default provisions in contracts with certain equipment lessors and suppliers, pursuant to which an event of default under the DOE Loan Facility may result in a default under such contract, which could lead to termination of such contract, an acceleration of obligations, payment of liquidated damages and/or repossession of leased property by an equipment lessor.

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

Other aspects of our distribution model also differ from those used by traditional automobile manufacturers. For example, all of our sales of Model S to date have been made to individuals on our Model S reservations list who have to wait for their Model S vehicles to be built to take delivery. As of September 30, 2012, there were approximately 13,200 reservation holders. We expect that it will take more than six months to completely work through this backlog. Moreover, we do not anticipate that we will ever carry a significant amount of Model S inventory at our stores and even after we work through the current reservations list, we expect that there will be sufficient ongoing reservations such that customers will usually need to wait a few months from the time they place an order until the time they receive their vehicle. This type of custom manufacturing is unusual in the premium sedan market in the United States and it is unproven whether the average customer will be willing to wait this amount of time for such a vehicle. If customers do not embrace this ordering and retail experience, our business will be harmed.

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

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities will apply their state laws to our distribution model is difficult to predict. Such laws, as well as other laws governing the motor vehicle industry, may subject us to potential inquiries and investigations from state motor vehicle regulators who may question whether our sales model complies with applicable state motor vehicle industry laws and who may require us to change our sales model or may prohibit our ability to sell our vehicles to residents in such states. In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. In October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. Although we believe that Massachusetts and New York laws were not designed to prevent our distribution model, such challenges in these states, and possible similar challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states.

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

As of September 30, 2012, we had $138.3 million in reservation payments, primarily for Model S and Model X, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. We have experienced ongoing cancellations for our vehicles and have had to refund the related reservation payments, and cancellations may continue.

Given the long lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and on Model S and that we expect to experience on Model X, there is a heightened risk that customers that have made reservations may not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, when we delayed the introduction of the original Tesla Roadster in the fall of 2007, we experienced a significant number of customers that cancelled their reservations and requested the return of their reservation payment. Cancellations on Model S have recently increased as we have asked the first several thousand customers on the reservation list to configure their cars for delivery or risk losing their production slot. The recent delay in our Model S production ramp could lead to additional cancellations. Some of our customers are also electing to defer configuring their cars. It is possible that a portion of these customers will ultimately cancel their reservations, thereby resulting in higher cancellation rates than we have experienced thus far. Furthermore, if we encounter additional delays in the planned ramp of Model S production or the introduction of Model X, we believe that a significant number of our customers could similarly cancel their reservations and demand refunds of their reservation payments. As a result, no assurance can be made that reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle. Given the high level of reservations, significant cancellations could harm our financial condition, business, prospects and operating results.

We may not realize the benefits of our Supercharger network which could harm our business, brand and operating results.

We only recently announced plans for the initial deployment in the United States and Canada of the Tesla Supercharger network, a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles equipped with Supercharger hardware. We intend to expand the Tesla Supercharger network throughout the U.S. and Canada, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network. In addition, as we have announced that we will not be charging our customers to access this network, any significant unexpected costs that we encounter may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles. If our Supercharger network is not expanded as currently planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

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

We plan to start Model X deliveries in 2014. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. We have also experienced delays in the ramp of Model S. We may experience similar delays, cost overruns and adverse publicity in launching Model X, any of which could be significant. We are in the initial design and development stages of Model X. Furthermore, we have not yet begun to evaluate, qualify or select suppliers for the planned production of Model X and cannot begin to do so until the design of Model X is finalized. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such engineering and manufacturing resources are devoted to the design and production of Model S or are otherwise engaged in development services activities, we may have difficulty designing and delivering Model X in a timely manner. If we are not able to manufacture and deliver Model X in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for our Tesla Roadster or reservations for Model S or future vehicles such as Model X, any of which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results. We plan to grow our sales in Europe and Asia in 2013 and beyond. If there is a significant slowdown and continued downturn in the European economy, our prospects of growth in Europe could be severally constrained.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. As of September 30, 2012, we had approximately $108.6 million in principal sources of liquidity from our cash and cash equivalents and current restricted cash. This includes our cash and cash equivalents in the amount of approximately $85.7 million which includes our investments in money market funds, as well as restricted cash of $22.9 million which will include cash of $15 million deposited in dedicated DOE accounts in accordance with the requirements of our DOE Loan Facility and which will be used for repayment of all principal and interest that will come due on December 15, 2012. In addition, we made a payment of $14.2 million in October 2012 to fund the repayment of all principal and interest that will come due on our DOE Loan Facility on March 15, 2013.

We expect that these principal sources of liquidity together with our current projections of cash flow from operating activities together with proceeds of $222.1 million from the follow-on offering completed in October 2012 will provide us adequate liquidity for at least the next 12 months based on our current plans. However, if there are further delays in the anticipated ramping of planned production of Model S or launch of Model X, or if the costs in building, Model S, Model X and increasing the production capacity of our manufacturing facilities, exceed our expectations or if we incur any significant unplanned expenses or embark on new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers, improve infrastructure such as expanded battery assembly facilities, and to make the investments in tooling and manufacturing capital required to introduce Model X.

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

We may be unable to sell additional regulatory credits, such as zero emission vehicle (ZEV) and greenhouse gas emission (GHG) credits, to other automobile manufacturers, which would negatively impact our revenues, margins and our ability to reach profitability.

Our revenues to date have included amounts we receive from selling certain regulatory credits such as ZEV and GHG credits to other automobile manufacturers. While we continue to sign agreements with automakers to sell ZEV, GHG and other regulatory credits, we may not be able to enter into new agreements to sell any or all our available regulatory credits related to Model S, Model X or our other future vehicles, which would negatively impact our revenues and margins. Additionally, any inability to sell additional regulatory credits may negatively impact our ability to reach profitability.

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

For customers interested in making a reservation for Model S or Model X, we require an initial fully refundable reservation payment of at least $5,000. As of September 30, 2012, we had collected reservation payments, primarily for Model S and Model X, in an aggregate amount of $138.3 million. We generally use these funds for working capital and other general corporate purposes. California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV), which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California may be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

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

Furthermore, certain states and foreign jurisdictions may have permit requirements, franchise dealer laws or similar laws or regulations that may preclude or restrict our ability to open stores or sell vehicles out of such states and jurisdictions. In October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. Although we believe that Massachusetts and New York laws were not designed to prevent our distribution model, such challenges in these states, and possible similar challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. Any such prohibition or restriction may lead to decreased sales in such jurisdictions, which could harm our business, prospects and operating results.

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended September 30, 2012 was denominated in foreign currencies, including the Japanese yen, the euro and the British pound Conversely for this period and for the remainder of 2012, and until such time as we begin shipping significant quantities of Model S vehicles to foreign jurisdictions, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. In the future, and as we begin selling Model S overseas, as well as delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, funding for these programs is limited and there is no guarantee that our vehicles will be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California renewed the Clean Vehicle Rebate Program for 2012 – a rebate program for the purchase of qualified alternative technology vehicles. California reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand, but such funds may run out. Subsequent purchasers could face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available or be unable to obtain a rebate at all. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including Model S. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster and Model S, could be adversely affected. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States and the European Union. This provides us with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in each of the United States and the European Union, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense. We do not anticipate that we will be able to take advantage of these exemptions with respect to Model S which we plan to produce at significantly higher volumes than the Tesla Roadster.

If we are unable to grow our sales of electric vehicle components to original equipment manufacturers our financial results may suffer.

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota and its affiliates are currently the only customers of our electric powertrain sales and development services. In the first half of 2012, we received two purchase orders from Daimler to begin work on the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle and in May 2012, we executed an agreement with Daimler which covers the significant terms for this development program. We have not, however, yet entered into a final development agreement with Daimler and our revenue from Daimler will be deferred until we reach final agreement upon the development milestones and related payments which we anticipate finalizing in the fourth quarter of 2012. Should this not occur, our financial results for that quarter and the year would be adversely affected.

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

If we fail to manage future growth effectively as we rapidly grow our company in conjunction with ramping our production of Model S, we may not be able to produce, market, sell and service our vehicles successfully.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2012, we have accrued $5.3 million related to these environmental liabilities.

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

•

the amendment or rescission of federal greenhouse gas tailpipe emission regulations administered by EPA under the authority of the Clean Air Act could reduce new business opportunities for our powertrain sales and development activities;

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

Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of September 30, 2012, we had warranty reserves of $6.2 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

As of September 30, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 37.8% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 29.6% of our outstanding shares of common stock as of September 30, 2012. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $39.95 per share and a low of $22.64 per share over the last 52 weeks.

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

Mr. Musk borrowed funds from an affiliate of our underwriter in our public offering in 2011 and pledged shares of our common stock to secure this borrowing. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

In June 2011, Goldman Sachs Bank USA, an affiliate of Goldman, Sachs & Co., made a loan in the amount of $35 million to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust. Interest on the loan accrues at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with this loan. Goldman Sachs Bank USA made additional extensions of credit in an aggregate amount of $50 million to Elon Musk and the Trust and Mr. Musk used a portion of the proceeds of such loans to purchase shares in our June 2011 private placement. Interest on the loans will accrue at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with these loans. As a regulated entity, Goldman Sachs Bank USA makes decisions regarding making and managing its loans independent of Goldman, Sachs & Co. Mr. Musk and Goldman have a long-standing relationship of almost a decade. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by a pledge of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust. The terms of these loans were negotiated directly between Mr. Musk and Goldman Sachs Bank USA.

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

Tesla Motors, Inc.

Date: November 7, 2012	/s/ Deepak Ahuja
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