Form 10-K
period 2012-12-31
TESLA MOTORS INC
filed 2013-03-07
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2012, the last day of registrant’s most recently completed second fiscal quarter, was $1,991,698,678 (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2012). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2013, there were 114,517,973 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

TESLA MOTORS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

We are the first company to commercially produce a federally-compliant electric vehicle, the Tesla Roadster, which achieves a market-leading range on a single charge combined with attractive design, driving performance and zero tailpipe emissions. As of December 31, 2012, we had delivered approximately 2,450 Tesla Roadsters to customers in over 30 countries. While we have concluded the production run of the Tesla Roadster, its proprietary electric vehicle powertrain system is the foundation of our business. We modified this system for our Model S sedan and plan to continue to enhance it for use in our future electric vehicles, including our Model X crossover.

We began shipments of our second vehicle, the Model S sedan, in June 2012. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. As of December 31, 2012, we have produced over 3,100 Model S vehicles and delivered approximately 2,650. We achieved our steady-state production run rate of 20,000 vehicles per year in December 2012. Model S has won several awards, including the prestigious Motor Trend Car of the Year for 2013. As of December 31, 2012, we have received over 15,000 customer reservations (after deliveries and cancellations made during the year) for Model S with a minimum refundable payment of $5,000.

We are adapting the platform architecture of the Model S to develop our Model X crossover. We revealed a prototype of Model X in February 2012 and plan to begin production in late 2014. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system.

In addition to developing our own vehicles, we provide services for the development of full electric powertrain systems and components, and sell electric powertrain components to other automotive manufacturers. We have provided development services and powertrain components to Daimler AG (Daimler) for its Smart fortwo, A-Class, and B-Class electric vehicles. We also have developed a full electric powertrain system for Toyota Motor Corporation (Toyota) for use in its RAV4 EV and began shipping production components to Toyota in 2012.

We sell and service our electric vehicles through our company-owned sales and service network in North America, Europe and Asia. Our intent is to offer a compelling customer experience while gathering rapid customer feedback and achieving operating efficiencies, better control over the costs of inventory, warranty service, pricing, and the development of the Tesla brand. Our Tesla stores do not carry large vehicle inventories and, as a result, do not require corresponding large floor spaces. We believe the benefits we receive from distribution ownership will enable us to improve the speed of product development and improve the capital efficiency of our business. We believe that this approach provides us with a competitive advantage as compared to incumbent automobile manufacturers.

Our fully electric vehicles combine zero tailpipe emissions, market leading range on a single charge, impressive acceleration, and pricing competitive with other vehicles in their classes. For example, our Model S sedan accelerates from zero to 60 miles per hour in as little as 4.4 seconds and has a range on a single charge of up to 265 miles. We offer Model S with a variety of battery pack options – 40 kWh, 60 kWh and 85 kWh. The

Model S with the 40 kWh option has an effective base price of $52,400 in the United States, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Even without the tax credit, we believe our list prices are competitive from a pricing perspective with other premium vehicles. We believe that Model S demonstrates our ability to produce increasingly affordable electric vehicles that offer long-range capabilities and uncompromised performance, energy efficiency, convenience and design.

The commercial production of a highway capable, fully electric vehicle that meets consumers’ range and performance expectations requires substantial design, engineering, and integration work on almost every system of our vehicles. Our roots in Silicon Valley have enabled us to recruit engineers with strong skills in electrical engineering, power electronics and software engineering. We have complemented this talent base with automotive engineers with substantial expertise in vehicle engineering and manufacturing. Our ability to combine expertise in electric powertrain and vehicle engineering provides a broad capability in electric vehicle design and systems integration. We believe these capabilities, coupled with our focus solely on electric vehicle technology as well as our strong in-house engineering and manufacturing capacity, will enable us to sustain the electric vehicle industry leadership we created through the production of the Tesla Roadster and Model S.

Our battery pack and electric powertrain system has enabled us to deliver market-leading range capability on our vehicles at what we believe is a compelling battery cost per kilowatt-hour. Our battery packs use commercially available lithium-ion battery cells and contain two to three times the energy of any other commercially available electric vehicle battery pack, thereby significantly increasing the range capabilities of our vehicles. Designing an electric powertrain and a vehicle to exploit its energy efficiency has required extensive safety testing and innovation in battery packs, motors, powertrain systems and vehicle engineering. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. These technology innovations have resulted in an extensive intellectual property portfolio—as of December 31, 2012, we had 117 issued patents and more than 258 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas.

We are designing our vehicles to enable the cost effective development of our future vehicles. For example, we have designed Model S with a platform architecture, which compactly positions the battery pack, motor and other elements of our powertrain within the frame of the vehicle. We believe this architecture will form the basis of several future vehicles, including our planned Model X crossover, and enable us to efficiently and cost effectively launch these new vehicle models in the future.

Our design and vehicle engineering capabilities, combined with the technical advancements of our powertrain system, have enabled us to design and develop zero tailpipe emission vehicles that we believe overcome the design, styling, and performance issues that we believe have historically limited broad consumer adoption of electric vehicles. As a result, we believe our customers enjoy several benefits, including:

•

Long Range and Recharging Flexibility. Our vehicles offer ranges that are almost double the range of any other commercially available electric vehicle. In addition, our vehicles incorporate our proprietary on-board charging system, permitting recharging from almost any available electrical outlet. Certain battery pack versions of Model S also offer fast charging capability from our Supercharger network. We believe the long-range and charging flexibility of our vehicles will help reduce consumer anxiety over range, alleviate the need for expensive, large-scale charging infrastructure, and differentiate our vehicles as compared to our competitors’ currently announced electric vehicle product offerings.

•

Energy Efficiency and Cost of Ownership. We believe our vehicles offer consumers an attractive cost of ownership when compared to similar internal combustion engine or hybrid electric vehicles. Using only a single electric powertrain enables us to create a lighter, more energy efficient vehicle that is mechanically simpler than currently available hybrid or internal combustion engine vehicles. We also expect our electric vehicles will have lower relative maintenance costs than hybrid, plug-in hybrid, or internal combustion engine vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves. Additionally, government incentives that are currently available can reduce the cost of ownership even further.

•

High-Performance Without Compromised Design or Functionality. We believe we have been able to successfully overcome the design and performance tradeoff issues that encumbered most early electric vehicle designs. We believe our vehicles deliver unparalleled driving experiences with instantaneous and sustained acceleration through an extended range of speed. In addition, our Model S seats five adults, provides best in class storage in the trunk and hood while offering design and performance comparable to, or better than, other premium sedans.

Our Vehicles and Products

We currently design, manufacture and sell fully electric vehicles and electric powertrain components. We are currently selling primarily the Model S sedan.

Model S

Model S is a fully electric, four-door, five-adult passenger sedan that produces zero tailpipe emissions and accelerates from zero to 60 miles per hour in as low as 4.4 seconds in its performance version. We began customer deliveries in June 2012. As of December 31, 2012, we had produced over 3,100 Model S vehicles and delivered approximately 2,650. In addition, as of December 31, 2012, we had received over 15,000 customer reservations (after deliveries and cancellations made during the year) with a minimum refundable payment of $5,000.

We offer Model S with a variety of battery pack options – 40 kWh, 60 kWh and 85 kWh – which offer a range on a single charge of up to 265 miles. To complement its range capabilities, we also offer the capability to fast charge Model S vehicles equipped with either the 60 kWh or 85 kWh battery packs at our Supercharger facilities. The fast charge capability allows Model S owners to replenish 50% of the battery pack in as little as 30 minutes. In addition, we designed Model S to incorporate a modular battery pack in the floor of the vehicle, enabling it to be rapidly swapped out at certain of our service centers and specialized commercial battery exchange facilities that we anticipate may be available in the future.

We believe Model S offers a compelling combination of functionality, convenience and styling without compromising performance and energy efficiency. With the battery pack in the floor of the vehicle and the motor and gearbox in line with the rear axle, Model S provides best in class storage space of 31.6 cubic feet, including storage under both the tailgate and the hood. By way of comparison, this storage space exceeds the approximately 14 cubic feet of storage available in the 2009 BMW 5 Series sedan and the approximately 21 cubic feet of storage available in the 2009 Lincoln Town Car. In addition, we have designed Model S to include a third row with two rear-facing child seats, allowing us to offer seating for five adults and two children. Model S is also available with premium luxury features, including a 17 inch touch screen driver interface, advanced wireless connectivity, such as 3G connectivity, and driver customization of the infotainment and climate control systems of the vehicle. We have designed Model S with the intent to achieve a five star safety rating. We believe the intended combination of performance, styling, convenience and energy efficiency of Model S will help position it as a compelling alternative to other vehicles in the luxury and performance segments.

The 40 kWh, 60 kWh and 85 kWh battery pack options of Model S will have an effective base price of $52,400, $62,400, and $72,400, respectively, in the United States, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Even without the tax credit, we believe the base list prices will be competitive with those of other premium vehicles. We also offer a performance version of Model S. Equipped with the 85 kWh battery pack and a high performance drive inverter, the Model S performance version accelerates from zero to 60 miles per hour in 4.4 seconds. The effective base price of the Model S performance version is $87,400.

We have designed Model S to provide a lower cost of ownership as compared to other vehicles in its class. We consider the purchase price, cost of fuel and the cost of maintenance over a six year ownership period in this calculation. We assume comparable residual values, warranties, insurance costs and promotions and assume that currently available consumer incentives are still available at the time of a Model S purchase. In addition to the competitive pricing of Model S relative to other premium vehicles, we estimate that customers of electric vehicles will enjoy lower fuel costs. For example, assuming an average of 12,000 miles driven per year, an average electricity cost of 11.2 cents per kilowatt-hour and an average gasoline price of $3.32 per gallon over the full ownership of the vehicle which were the average electricity cost and gasoline price in the United States, respectively, for January 2013, and based on our estimate of the energy efficiency of Model S, we estimate that our Model S could have approximately $1,800 per year less in fuel costs than a comparable premium internal combustion engine sedan. Furthermore, we expect Model S will have lower maintenance costs than comparable premium internal combustion engine sedans due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves.

The Tesla Roadster

Our first vehicle, the Tesla Roadster, is the first high-performance electric sports car. The two-seat, convertible Tesla Roadster has a combination of range, style, performance and energy efficiency that we believe is unmatched in the market today. It can accelerate from zero to 60 miles per hour in as little as 3.7 seconds and has a maximum speed of approximately 120 miles per hour. The Tesla Roadster also has a range of 245 miles on a single charge, as determined using the United States EPA’s, combined two-cycle city/highway test.

As of December 31, 2012, we had delivered almost all of our remaining inventory of Tesla Roadsters to customers in over 30 countries, almost all of which were sold to customers in North America and Europe. The Tesla Roadster complies with, or is exempt from, all applicable vehicle safety standards in the United States, the European Union as well as in select other countries. To date, our customers have driven the Tesla Roadster for an estimated aggregate of almost 30 million miles. We concluded the production run of the Tesla Roadster in January 2012. We are selling our remaining Tesla Roadsters primarily in Europe and Asia until our inventory is depleted.

Model X and Future Vehicle Roadmap

We have designed Model S with an adaptable platform architecture and common electric powertrain that we intend to leverage to create future electric vehicle models. In particular, by designing our electric powertrain within the chassis to accommodate different vehicle body styles, we believe that we can save significant time in future vehicle development. In addition, we believe our strategy of using commercially available battery cells will enable us to leverage improvements in cell chemistries and rapidly introduce planned vehicles with different range options. However, we may make changes to the design of Model S and Model X, including changes that may make it more difficult to use the Model S platform for Model X and other future vehicles.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system. The Model X will seat seven adults. We currently plan to start production of Model X in late 2014. We anticipate that we will make Model X available with 60 kWh and 85 kWh battery pack options, with pricing of each version similar to those of a comparably equipped Model S. We currently intend to target an annual production rate of approximately 10,000 -15,000 cars per year from our Tesla Factory.

We have also publicly announced our intent to develop a third generation electric vehicle to be produced at the Tesla Factory. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. We expect that this vehicle will be produced a few years after the introduction of the Model X crossover.

Powertrain Development and Sales

In addition to our own vehicles, we also design, develop, manufacture and sell advanced electric vehicle powertrain components to other automotive manufacturers.

We have provided development services and full powertrain systems and components to Daimler for its Smart fortwo, A-Class, and B-Class electric vehicles. From May 2009 through December 2012, we provided approximately 2,700 battery packs and chargers for the Smart fortwo and A-Class vehicles. We have completed these programs and are now providing development services to Daimler for its B-Class electric vehicle. We also have developed a full electric powertrain system for Toyota for use in its RAV4 EV and began shipping production systems to Toyota in 2012. Our production activities under this program are expected to continue through 2014.

We are continuing to perform our electric powertrain component and systems activities principally out of our Palo Alto facility. This facility, which also serves as our corporate headquarters, houses our research and development services, including cell and component testing and prototyping, as well as manufacturing of powertrain components for sales to third parties.

Technology

We believe the core competencies of our company are powertrain and vehicle engineering. Our core intellectual property is contained within our electric powertrain. Our electric powertrain consists of the following: battery pack, power electronics, motor, gearbox and the control software which enables the components to operate as a system. We designed each of these major elements for our Tesla Roadster and Model S and plan to use much of this technology in Model X, our future electric vehicles and powertrain components that we build for other manufacturers. Our powertrain and battery pack have a modular design, enabling future generations of electric vehicles to incorporate a significant amount of this technology. Further, our powertrain is very compact and contains far fewer moving parts than the internal combustion powertrain. These features enable us to adapt it for a variety of applications, including our future vehicles and any powertrain components we build for other manufacturers.

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

To date, we have tested hundreds of battery cells of different chemistries, form factors and designs. Based on this evaluation, we are presently using lithium-ion battery cells based on the 18650 form factor in all of our battery packs. These battery cells are commercially available in large quantities. We currently intend to use the same battery cell form factor in Model X. We entered into a supply agreement with Panasonic Corporation (Panasonic) for the use of Panasonic’s battery cells in Model S. We expect these battery cells to exhibit better performance and longer lifetimes than the battery cells used in the Tesla Roadster.

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

We offer a high-voltage, direct current fast charge option for Model S with the 60 kWh and 85 kWh battery pack options that enable the vehicle to charge from Tesla’s Supercharger network.

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

Control Software

The performance and safety systems of our vehicles and their battery packs require sophisticated control software. There are numerous processors in our vehicles to control these functions, and we write custom firmware for many of these processors. The flow of electricity between the battery pack and the motor must be tightly controlled in order to deliver the performance and behavior expected in the vehicle. For example, software algorithms enable the vehicle to mimic the “creep” feeling which drivers expect from an internal combustion engine vehicle without having to apply pressure on the accelerator. Similar algorithms control traction, vehicle stability and the sustained acceleration and regenerative braking of the vehicle. Drivers use the information systems in our vehicles to optimize performance and charging modes and times. Software also is used extensively to monitor the charge state of each of the cells of the battery pack and to manage all of its safety systems. In addition to the vehicle control software, we also develop software for the infotainment system of Model S.

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

Additionally, our team has expertise in lightweight materials, a very important characteristic for electric vehicles given the impact of mass on range. The Tesla Roadster is built with an internally-designed carbon fiber body which provides a balance of strength and mass. Model S is built with a lightweight aluminum body and chassis which incorporates a variety of materials and production methods that help optimize the weight of the vehicle.

Sales and Marketing

Company-Owned Stores and Galleries

We market and sell cars directly to consumers through an international network of company-owned stores and galleries. Our Tesla stores and galleries are highly visible, premium outlets in major metropolitan markets some of which combine retail sales and service. We intend to build separate sales and service locations in several markets. In April 2011, we opened our store at Santana Row in San Jose, California. The opening of our Santana Row store launched what we believe to be a new retail experience designed to engage and inform potential customers about electric vehicles in general and the advantages of the Tesla experience in particular. We have opened eighteen other locations modeled on this concept to complement our older sales and service locations. In total, we now operate a network of 32 stores and galleries in North America, Europe and Asia. We plan to open additional stores and/or galleries during 2013.

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

Reservations

We typically carry very limited inventory of our vehicles at our Tesla stores. While some customers may purchase their vehicles from this inventory, most of our customers choose to customize the appearance of their vehicle. We require an initial refundable reservation payment of at least $5,000 for our vehicles. The reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Reservation payments and deposits are used by us to fund, in part, our working capital requirements and help us to align production with demand. As of December 31, 2012, we had received over 15,000 customer reservations (after deliveries and cancellations made during the year) for Model S.

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

Company-Owned Charging Network, Service and Warranty

Tesla Supercharger Network

We are building a network of 90 kWh fast charging equipment, each called a Tesla Supercharger, throughout North America for fast charging of Model S. The Tesla Supercharger is an industrial grade, high speed charger designed to replenish 50% of the battery pack in as little as 30 minutes. We have implemented Superchargers along key routes in California and between Washington, D.C., New York, and Boston. Access to the Supercharger network is currently available free of charge to owners of Model S vehicles with the 85 kWh battery pack options and when purchased as an upfront option for 60 kWh. We are planning to methodically expand the Supercharger network over the next few years.

Service

We provide service for our electric vehicles at our company-owned service centers or, in certain areas for an additional charge, through Tesla Ranger mobile technicians who provide services that do not require a vehicle lift. We own and operate a total of 29 service locations as of December 31, 2012. We are continuing our plan to build a number of additional service centers in several markets worldwide.

Tesla Roadster owners can upload data from their vehicle and send it to us on a memory card and Model S owners can do the same via an on-board GSM system, allowing us to diagnose and remedy many problems before ever looking at the vehicle. When maintenance or service is required, a customer can schedule service by contacting one of our Tesla service centers. Our Tesla Rangers can also perform an array of services that do not require a vehicle lift from the convenience of a customer’s home or other remote location.

We believe that our company-owned service centers enable our technicians to work closely with our engineers and research and development teams in Silicon Valley to identify problems, find solutions, and incorporate improvements faster than incumbent automobile manufacturers.

Maintenance Programs

We have announced a prepaid maintenance program for Model S, which includes plans covering maintenance for four years or up to 50,000 miles and an additional four years or up to an additional 50,000 miles, provided they are purchased within a specified period of time. These plans cover annual inspections and the replacement of wear and tear parts, excluding tires and the battery, with either a fixed fee per visit for Tesla Ranger service or unlimited Tesla Ranger visits for a higher initial purchase price. For customers that are not covered by our New Vehicle Limited Warranties or our Extended Service plans, we offer Tesla Ranger service at a higher cost.

New Vehicle Limited Warranty Policy

Subject to separate limited warranties for the supplemental restraint system and battery, we provide a four year or 50,000 mile New Vehicle Limited Warranty with every Model S. The New Vehicle Limited Warranty covers the battery for a period of eight years or 100,000 miles, 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. Customers have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional four years or 50,000 miles, provided it is purchased within a specified period of time.

We provided a three year or 36,000 mile New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Customers have the opportunity to purchase Extended Service plans for the period after the end of the New Vehicle Limited Warranty to cover additional services for up to an additional three years or 36,000 miles, provided they are purchased within a specified period of time.

Our New Vehicle Limited Warranties and Extended Service plans are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and are intended to cover parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system.

Battery Replacement Programs

While coverage of battery failure due to defects in material or workmanship is included in the New Vehicle Limited Warranty, battery performance, specifically its charging capacity, is not covered in either the New Vehicle Limited Warranty or the Extended Service plans. However, we have previously provided our Tesla Roadster customers with a battery replacement option to replace the battery in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles and recently announced a battery replacement option for all three battery variants of our Model S in which customers may purchase, within a specified period of time, a one-time option (subject to certain limitations and exclusions) to replace the battery at any time before the twelfth anniversary of such purchase date, with certain price adjustments depending upon the year the battery is replaced.

Manufacturing

Vehicle Assembly

We completed the production of Tesla Roadster gliders at Lotus Cars Limited in January 2012. We have a limited inventory of Roadsters for sale primarily in Europe and Asia. As of December 31, 2012, we had delivered almost all of our remaining inventory of Roadsters to customers.

We operate the Tesla Factory, an integrated electric vehicle manufacturing facility in Fremont, California to manufacture Model S and certain components that are critical to our intellectual property and quality standards for Model S. The Tesla Factory contains several manufacturing operations, including stamping, plastics, body assembly, paint operations, battery pack manufacturing, final vehicle assembly and end-of-line testing. Certain major component systems are purchased from suppliers. We are targeting an annual production rate at this facility for Model S of approximately 20,000 cars in 2013. We believe that we will be able to increase the annual production capacity of this plant beyond this amount through additional capital spending as well as by changing operating patterns and adding additional shifts.

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

Supply Chain

Model S uses over 2,000 purchased parts which we source globally from over 200 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of cells and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source.

To date, we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our suppliers. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. For example, while several sources of the battery cell we have selected for our battery packs are available, we have fully qualified only two suppliers for these cells. Any disruption in the supply of battery cells from either vendor could temporarily disrupt production of the vehicles until such time as a different supplier is fully qualified and there can be no assurance that we would be able to successfully retain alternative suppliers on a timely basis. Moreover, battery cell manufactures may not supply us at reasonable prices or on reasonable terms or may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe.

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

Customers and Selected Relationships

We currently sell our cars primarily to individual customers. We have strategic or commercial relationships with Daimler, Toyota, and Panasonic. We intend to expand our business by developing and selling additional powertrain components and systems to Daimler, Toyota and other third party OEMs.

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

In February 2012, we received an initial purchase order for the development of a full electric powertrain system for an additional Mercedes Benz vehicle from Daimler. We are negotiating the agreement for production parts for this B-Class program.

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

In addition to these agreements, Blackstar lnvestCo LLC (Blackstar), an affiliate of Daimler, beneficially owned 4,867,929 shares of our common stock as of December 31, 2012.

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

In October 2010, we entered into a contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. We completed all of the development services for the RAV4 EV in the first quarter of 2012.

Additionally, in July 2011, we entered into an agreement to supply Toyota with electric powertrain system for the RAV4 EV. We began delivery of these systems to Toyota for installation into the Toyota RAV4 EV in the first half of 2012. Our production activities under this program are expected to continue through 2014.

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

Governmental Programs, Incentives and Regulations

United States Department of Energy Loans

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB) and the United States Department of Energy (DOE), under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program, as set forth in Section 136 of the Energy Independence and Security Act of 2007 (ATVM Program). We refer to such loan facility including amendments thereto, as the DOE Loan Facility. Under the DOE Loan Facility, FFB made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million and the DOE agreed to reimburse FFB for any liabilities, losses, costs or expenses incurred by FFB with respect to the term loan facilities. In August, 2012, we made our final draw under the DOE Loan Facility. We began repayment of the DOE Loan Facility on December 15, 2012.

In connection with the DOE Loan Facility, we have also issued the DOE a warrant to purchase up to 3,085,011 shares of our common stock at an exercise price of $7.54 per share and a warrant to purchase up to 5,100 shares of our common stock at an exercise price of $8.94 per share. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under these warrants will become exercisable in quarterly amounts depending on the average outstanding balance of the loan during the prior quarter. These warrants may be exercised until December 15, 2023. If we prepay or repay the DOE Loan Facility in full by the recently revised maturity date, no shares will be exercisable under these warrants and the warrants will expire pursuant to their terms, except in the case of an event of default, which could accelerate the vesting. For more information on the recent amendment to the DOE Loan Facility, see Note 15 (Subsequent Events) to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

For more information on the DOE Loan Facility, see Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

In December 2009, we finalized an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA) that will result in an exemption from California state sales and use taxes for up to $320 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $31 million over the period starting in December 2009 and ending in December 2013. The equipment purchases may be used only for three purposes: (i) to establish our production facility for Model S in California, (ii) to upgrade our Palo Alto powertrain production facility, and (iii) to expand our current Tesla Roadster assembly operations at our Menlo Park facility. In January 2012, we finalized an additional agreement with CAEATFA that will result in an exemption from California state sales and use taxes for up to $292 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us of up to approximately $24 million over the period starting in December 2011 and ending in March 2015. The equipment purchases may be used only for two purposes: (i) to develop the Model X crossover vehicle and its production capacity in California and, (ii) to further upgrade our powertrain production facilities in California.

Regulatory Credits

In connection with the delivery and placement into service of our zero emission vehicles in the United Sates, we have earned and will continue to earn various tradable regulatory credits that can be sold to other manufacturers.

Under California’s Low-Emission Vehicle Regulations and those of states that have adopted the California standards, vehicle manufacturers are required to ensure that a portion of the vehicles delivered for sale in those states during each model year are zero emission vehicles. Currently, the states of Arizona, California, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island and Vermont have such laws in effect. These laws provide that a manufacturer of may earn credits, referred to as ZEV credits, if they produce more zero emission vehicles than the minimum quantity required by those laws. Those manufacturers with a surplus of credits may sell those excess credits to other manufacturers who can then apply such credits to comply with the regulatory requirements, including making up for deficits. As a manufacturer of solely of zero emission vehicles, we have no minimum requirement, and as a result, we earn ZEV credits on each vehicle sold in such states. We have entered into agreements with other automobile manufacturers to sell the ZEV credits that we earn. Recently, California passed amendments to the ZEV mandate that would require all large volume manufacturers (those manufacturers selling 20,000 or more vehicles in California in 2018) to increase the number of zero emission vehicles sold starting in 2018. Under the new requirements, by 2025 up to 15.4% of each large volume manufacturers’ fleet must be made of zero emission vehicles. All states that have adopted the California program will amend their programs to conform to the new California standards.

Additionally, under the Environmental Protection Agency’s (EPA) national greenhouse gas (GHG) emission standards, vehicle manufacturers are required to meet fleet-wide average carbon dioxide emissions standards for cars and trucks at increasingly lower levels annually from 2012 – 2025. Those manufacturers whose fleet wide average fails to meet such standards have a deficit in their emission profile. Those manufacturers whose fleet wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers who can apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn the full amount of GHG credits established by the standards on each vehicle sold. We have entered into agreements with another automobile manufacturer to sell the credits that we earn.

We have entered into contracts for the sale of ZEV and GHG credits with several automotive manufacturers. For the years ended December 31, 2012, 2011 and 2010, we earned revenue from the sale of ZEV and GHG credits of $40.5 million, $2.7 million and $2.8 million, respectively. Our current agreements provide for the sale of a portion of the total ZEV credits that we will earn from the sale of vehicles that we plan to manufacture in 2013. Our current agreements also provide for sale of substantially all of the GHG credits we will earn from the sale of vehicles that we manufacture in 2013 and 2014.

Regulation—Vehicle Safety and Testing

Our vehicles are subject to, and the Tesla Roadster complies with, or is exempt from, numerous regulatory requirements established by the National Highway Traffic Safety Administration (NHTSA), including all applicable United States federal motor vehicle safety standards (FMVSS). The Model S fully complies with all FMVSSs without the need for any exemptions. As a manufacturer, we must self-certify that a vehicle meets or otherwise obtain an exemption from all applicable FMVSSs, as well as the NHTSA bumper standard, before the vehicle can be imported into or sold in the United States. There are numerous FMVSSs that apply to our vehicles. Examples of these requirements include:

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

Due to the limited number of Roadsters originally produced, we applied for, and were granted, exemptions from certain advanced air bag and electronic stability control requirements, which applied to Tesla Roadsters manufactured through November 7, 2011. For Model S, we have certified the vehicle as compliant with all U.S. safety standards without exemptions. Under U.S. law, we are required to certify compliance with, or obtain exemption from all applicable federal motor vehicle safety standards and we have done so with respect to each vehicle we have offered for sale in the United States. Based on testing, engineering analysis, and other information, we have certified that the Tesla Roadster complies with, or is exempt from all applicable NHTSA standards in effect at the time of manufacture by affixing a certification label to each Tesla Roadster sold. Based on testing, engineering analysis and other information we have certified the Tesla Model S as complying with all applicable NHTSA standards in effect at the time of manufacture by affixing a certification label to each Model S sold.

We are also required to comply with other requirements of federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

Our vehicles sold in Europe are subject to European Union safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval (WVTA), are different from the federal motor vehicle safety standards applicable in the United States and may require redesign and/or retesting. Our Tesla Roadsters are currently approved for sale on a limited basis in the European Union via the Small

Series WVTA, which permits the manufacture and sale in the European Union of no more than 1,000 vehicles per year. Since we have fewer than 1,000 Tesla Roadsters left to sell, we have no plans to commence testing our Tesla Roadsters for the WVTA to assure compliance with the European Union requirements to permit unlimited sales. Similarly, Australia and Japan have additional testing regulations applicable to high volume manufacturers. We also plan to keep Australian and Japanese sales of our Tesla Roadsters at a low volume, and have no plans to comply with the Australian and Japanese requirements to permit high volume sales in these jurisdictions. For Model S, we plan to conduct full EU WVTA homologation. Based on results from efforts currently underway, we believe Model S will be able to meet all applicable EU standards. We also plan to introduce Model S vehicles in other markets such as China, Japan, and Australia. Plans are currently underway to modify our vehicles to meet the homologation standards for those countries.

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the United States EPA’s combined city and highway testing cycles. In July 2011, the EPA announced new energy efficiency testing methodologies and labeling requirements for electric vehicles. These new requirements, when applied to our vehicles, resulted in a rated range of 265 miles for the 85 kWh battery pack equipped Model S and a rated range of 208 miles for the 60 kWh battery pack equipped Model S. This was a reduction from the advertised 300 mile and 230 mile range of these vehicles, respectively, utilizing methodologies that estimated the range of the vehicles at a steady speed of 55 miles per hour. We expect the FTC to issue amended rules to conform to the EPA standards, which will result in FTC labels mirroring the current EPA label.

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

Automobile Manufacturer and Dealer Regulation

State law regulates the manufacture, distribution and sale of automobiles, and generally requires motor vehicle manufacturers and dealers to be licensed. To the extent possible, we plan to secure dealer licenses (or the equivalent of a dealer license) and engage in activities as a motor vehicle dealer in so far as we are permitted to do so as we open additional Tesla stores and service centers. Some states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer. To sell vehicles to residents of states where we are not licensed as a dealer, to the extent permitted by local law, both the actual sale would generally have to occur out of state. In this scenario, it is possible that activities related to marketing, advertising, taking orders, taking reservations and reservation payments, and delivering vehicles could be viewed by a state as conducting unlicensed activities in the state or otherwise violating the state’s motor vehicle industry laws. Regulators in these states may require us to hold and meet the requirements of appropriate dealer or other licenses and, in states in which manufacturers are prohibited from acting as dealers, may otherwise prohibit or impact our planned activities.

In jurisdictions where we do not have a Tesla store, a customer may try to purchase our vehicles over the internet. However, some states have laws providing that a manufacturer cannot deliver a vehicle to a resident of such state except through a dealer licensed to do business in that state which may be interpreted to require us to open a store in such state in order to sell vehicles to its residents. In some states where we have opened a viewing “gallery” that is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. Although we would prefer that a state regulator address any concerns by discussing such concerns with us and requesting voluntary compliance, a state could also take action against us, including levying fines or requiring that we refrain from certain activities. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely without precedent, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, state legal prohibitions may prevent us from selling to consumers in such state.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. For example, Nissan introduced the Nissan Leaf, a fully electric vehicle in December 2010 and Ford introduced the pure electric Ford Focus and plug-in hybrid Ford C-Max Energi and Ford Fusion Energi in 2012. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

Moreover, it has been reported that BMW, Daimler, Lexus, Audi, Fiat, Renault and Volkswagen are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2012, we had 117 issued patents and more than 258 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2026. We intend to continue to file additional patent applications with respect to our technology. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Segment Information

We have determined that we operate as one reporting segment, which is the design, development, manufacturing and sales of electric vehicles and electric powertrain components. For information regarding financial data by geographic areas, see Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

Employees

As of December 31, 2012, we had approximately 2,964 full-time employees. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Risks Related to Our Business and Industry

We may be unable to sustain our current level of production or deliveries of Model S, both of which could harm our business and prospects.

We began manufacturing and delivering Model S in June 2012. We have very limited experience to date in high volume manufacturing of our electric vehicles as we only recently reached full production of Model S. Our ability to maintain high volume Model S production will depend upon a number of factors, including our suppliers’ ability to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our demand. Certain suppliers have experienced delays in meeting our demand and we continue to focus on supplier capabilities and constraints. Any disruption in maintaining our production level of Model S could materially damage our brand, business, prospects, financial condition and operating results.

We have only recently increased our Model S delivery rates in the United States to match our current and anticipated Model S production capacity. We have very limited experience in the high volume delivery of our Model S vehicles as we have recently reached our steady state production rate of 400 vehicles produced per week. Furthermore, we plan to start European deliveries of the Model S this summer and Asian deliveries later in 2013, but have limited experience delivering vehicles outside of the United States and thus may face difficulties meeting our delivery plans in both Europe and Asia. If we are unable to maintain our weekly delivery rate to match our steady state production rate of Model S, ramp up deliveries in Europe and Asia and sustain a high level of weekly Model S deliveries throughout the year, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.”

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

Model S production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity for Model S, or cause us to miss planned production targets, any of which could have a material adverse effect on our business, prospects, operating results and financial condition. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Our ability to sustain volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

•	that our suppliers will be able to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

•

that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our production plan and allows for high quality vehicles;

•	that we will not encounter parts quality issues before, during or after production of Model S;

•	that we will be able to schedule and complete deliveries at our planned volume production;

•

that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

•	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be effective to manage high volume production.

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

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them cheaper to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer. Additionally, cost reduction efforts may interrupt or harm our normal production processes, thereby harming Model S quality or reducing Model S production output.

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

If we are unable to adequately reduce the manufacturing costs of Model S or otherwise control the costs associated with operating our business, our business, financial condition, operating results and prospects will suffer.

Our production costs for Model S have been high due to start-up costs at the Tesla Factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of Model S. As we are now producing cars at our steady state production volume of 400 vehicles per week, manufacturing costs have started to fall. While we expect further cost reduction efforts undertaken by both us and our suppliers will continue to reduce costs during 2013, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals.

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

Our long-term success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically Model S and new vehicle models such as Model X.

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

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs,

•

our capability to rapidly swap out the Model S battery pack and the development of specialized public facilities to perform such swapping, which do not currently exist but which we may introduce sometime in 2013;

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

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about overly quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. NHTSA plans to finalize a rule early next year with an effective date by September 1, 2014. This will begin a three year phase-in schedule for establishing these minimum sounds in all electric and hybrid electric vehicles. Adding this artificial noise may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003 and began delivering our first vehicle, the Tesla Roadster, in early 2008. We only began producing our second electric vehicle, Model S, in June 2012 and our production processes continue to mature.

We have historically derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. Model S has become the primary contributor to our revenue starting in the fourth quarter of 2012. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X and future electric vehicles. We have only a very limited operating history with respect to Model S. While we expect Model S cost reduction efforts undertaken by both us and our suppliers will continue to reduce the costs of manufacturing Model S during 2013, the success and timing of such efforts is difficult to predict, which limits our ability to precisely forecast the cost of producing Model S. Further, we have only recently produced an early prototype of the Model X crossover. Our vehicle design and our engineering, manufacturing and component supply plans for Model S may continue to be adjusted. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota). It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We provide guidance regarding our expected financial and business performance including our projections regarding the number of vehicles we hope to sell in future periods and our anticipated future revenues and gross margins. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

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

Our revenues to date have included amounts we receive from selling certain regulatory credits such as ZEV and GHG credits to other automobile manufacturers. While we continue our efforts to sign agreements with a limited pool of automakers to sell them ZEV, GHG and other regulatory credits, we may not be able to enter into new agreements to sell any or all our available regulatory credits related to Model S, Model X or our other future vehicles, which would negatively impact our revenues and margins. Additionally, any inability to sell additional regulatory credits may negatively impact our ability to reach or maintain profitability in the short term.

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

These events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells and we are not aware of any such incident in our customers’ vehicles. However, we have delivered only a limited number of Tesla Roadsters and Model S sedans to customers and have limited field experience with our vehicles, especially Model S. We have also only delivered a limited number of battery packs to Toyota and Daimler. Accordingly, there can be no assurance that a field or testing failure of our Model S or other battery packs that we produce will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to recall our vehicles or participate in a recall of a vehicle that contains our battery packs, and redesign our battery packs, which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

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

Our vehicles, or vehicles that contain our powertrains such as the Toyota RAV4 EV or future Daimler vehicles, may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Recent Model S issues experienced by customers include those related to the software for the 17 inch display screen and the retractable exterior door handles and the 12V battery.

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

Our electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Additionally, while we have designed Model S with the intent to achieve an overall five star safety rating, NHTSA testing of these vehicles is not scheduled until later this year and may not produce the anticipated results. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We have a history of losses and have to deliver significant cost reductions to achieve profitability in 2013 and long-term commercial success.

We incurred a net loss of $396.2 million for the year ended December 31, 2012. In addition, we have accumulated net losses of $1,065.6 million from our inception through December 31, 2012. We have had net losses in each quarter since our inception. Even if we are able to successfully maintain our current Model S production levels, there can be no assurance that it will be commercially successful. In order to achieve profitability in 2013 as well as long-term commercial success, we must continue to achieve our planned cost reductions and control our operational costs while producing quality Model S vehicles at volume, maintain our Model S delivery rates to match our current and anticipated Model S production capacity, maintain strong demand for Model S, and achieve our planned cost reductions and control our operational costs. Failure to do one or more of these things could prevent us from reaching profitability.

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

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only a limited number of suppliers for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. We have also recently announced pricing in the U.S. for Model S. Any attempts to increase the announced prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

The new labeling requirements for electric vehicles established by the United States Environmental Protection Agency require us to affix a label to the vehicle’s window regarding vehicle range capabilities which differ from our previously announced range capabilities could negatively impact our sales or harm our business.

In July 2011, the EPA amended the requirements for the fuel economy stickers that appear on new alternative fueled cars offered for sale starting with model year 2013 (i.e., the Monroney label). Prior to these amended requirements, we advertised that we planned to offer Model S with a variety of battery pack options, which we estimated would offer a range on a single charge of 160 miles, 230 miles, and 300 miles, respectively, while traveling at a steady speed of 55 miles per hour. The EPA’s amended fuel economy sticker requirements, however, require us to label Model S utilizing different energy efficiency testing methodologies based on five different test cycles (i.e., the 5-cycle test). Based on these energy efficiency testing methodologies, the range of the Model S vehicle equipped with the largest 85 kWh battery pack has an EPA certified range of 265 miles on a single charge. The Model S vehicle equipped with a 60 kWh battery pack has an EPA certified range of 208 miles on a single charge. Regardless of the range testing method, actual driving ranges will vary for many reasons, including driving conditions, how customers drive and maintain their vehicles and external factors such as wind and elevation change. Variations in actual driving range experienced by customers and not accurately reflected by EPA’s certified range could negatively impact customer perceptions and negatively impact our vehicle sales.

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

We have relied on our DOE Loan Facility to develop and produce Model S and develop the Tesla Factory. Our DOE Loan Facility provided for a $465.0 million loan facility under the DOE’s ATVM Program to help finance the development of Model S, including the increase in production capacity and operation of our manufacturing facility, and to finance the build out and operation of our electric powertrain manufacturing facility. All advanced funds, as of the most recent amendment to the DOE Loan Facility in March 2013, are repayable on a quarterly basis through December 15, 2017.

Our DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the project be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements. These restrictions may limit our ability to operate our business and may cause us to take actions or prevent us from taking actions we believe are necessary from a competitive standpoint or that we otherwise believe are necessary to grow our business. In addition, our DOE Loan Facility also contains a variety of customary financial covenants, including covenants related to current ratio, leverage ratio, interest coverage ratio and fixed charge coverage ratio. We modified certain of these covenants in February 2012, September 2012, and again in March 2013.

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

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of Model S will necessitate the development, maintenance and improvement of our information technology systems which include product data management, procurement, inventory management, production planning and execution, sales and logistics, dealer management, financial and regulatory compliance systems. These systems support our operations and enable us to produce Model S in volume. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement processes, manufacturing execution, finance, supply chain and sales processes that may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell and deliver vehicles to our Tesla stores and customers. We cannot be sure that these expanded systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to continue to sell our performance electric vehicles in company-owned Tesla stores and over the internet. This model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system. For example, we will not be able to utilize long-established sales channels developed through a franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well-established distribution channels.

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

We sell our vehicles from our Tesla stores as well as over the internet. We may not be able to sell our vehicles through this sales model in each state in the United States as many states have laws that may be interpreted to prohibit internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. For example, some states provide that a manufacturer cannot deliver a vehicle to a resident of their state except through a dealer licensed to do business in such state, which may be interpreted to require us to open a store in that state in order to sell vehicles to their residents. In some states where we have opened a gallery, which is a location where potential customers can view our vehicles but is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities will apply their state laws to our distribution model is difficult to predict. Such laws, as well as other laws governing the motor vehicle industry, may subject us to potential inquiries and investigations from state motor vehicle regulators who may question whether our sales model complies with applicable state motor vehicle industry laws and who may require us to change our sales model or may prohibit our ability to sell our vehicles to residents in such states. In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. In October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA,

Inc. in Massachusetts. The Massachusetts lawsuit has was dismissed by the court in our favor in December 2012 and is currently being appealed by the plaintiffs. Although we believe that Massachusetts and New York laws were not designed to prevent our distribution model, such challenges in these states, and possible similar challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, such as Massachusetts and Minnesota, there are also legislative efforts by vehicle dealer associations to propose bills that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model.

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

As of December 31, 2012, we had $138.8 million in reservation payments, primarily for Model S and Model X, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. We have experienced ongoing cancellations for our vehicles and have had to refund the related reservation payments, and cancellations may continue.

Given the long lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and on Model S and that we expect to experience on Model X, there is a heightened risk that customers that have made reservations may not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, when we delayed the introduction of the original Tesla Roadster in the fall of 2007, we experienced a significant number of customers that cancelled their reservations and requested the return of their reservation payment. Cancellations on Model S have recently increased as we have asked numerous customers on the reservation list to configure their cars for delivery or risk losing their production slot and/or their 2012 pricing. Some of our customers are also electing to defer configuring their cars or have not responded to our invitations to them to configure their cars for delivery. It is possible that a portion of these customers will ultimately cancel their reservations, thereby resulting in higher cancellation rates than we have experienced thus far. Furthermore, if we encounter additional delays in the planned ramp of Model S production or the introduction of Model X, we believe that a significant number of our customers could similarly cancel their reservations and demand refunds of their reservation payments. As a result, no assurance can be made that reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle. Given the high level of reservations, significant cancellations could harm our financial condition, business, prospects and operating results.

We may not realize the benefits of our Supercharger network which could harm our business, brand and operating results.

We only recently announced plans for the initial deployment in the United States and Canada of the Tesla Supercharger network, a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles equipped with Supercharger hardware. We intend to expand the Tesla Supercharger network throughout the U.S., Canada and Europe, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network. We may also be unable to expand the Supercharger network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. In addition, as we have announced that we will not be charging our customers to access this network, any significant unexpected costs that we encounter may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles. If our Supercharger network is not expanded as currently planned or as fast as planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

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

We plan to start Model X production in late 2014. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. In 2012, we also experienced delays in the ramp of Model S. We may experience similar delays, cost overruns and adverse publicity in launching Model X, any of which could be significant. We are in the initial design and development stages of Model X. Furthermore, we have not yet evaluated, qualified or selected all of our suppliers for the planned production of Model X. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such engineering and manufacturing resources are devoted to the design and production of Model S or are otherwise engaged such as in development services activities, we may have difficulty designing and delivering Model X in a timely manner. If we are not able to manufacture and deliver Model X in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. In December 2010, Nissan introduced in the United States the Nissan Leaf, a fully electric vehicle and Ford introduced the pure electric Ford Focus and plug-in hybrid Ford C-Max Energi and Ford Fusion Energi in 2012 and plans to introduce a plug-in hybrid Ford CMax in 2012. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

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

We have not in the past, and do not currently, offer customary discounts on our vehicles. Additionally, the lack of lease financing and the absence of customary vehicle discounts could put us at a competitive disadvantage.

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

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for reservations for Model S or future vehicles such as Model X, any of which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results. We plan to grow our sales in Europe and Asia in 2013 and beyond. If there is a significant slowdown and continued downturn in the European economy, our prospects of growth in Europe could be severally constrained.

Our financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry in general, typically decline over the winter season, while sales are generally higher during the spring and summer months. Sales of the Tesla Roadster have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Model S, Model X and other models we introduce may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

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

We may need or want to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

The design, manufacture, sale and servicing of automobiles is a capital intensive business. As of December 31, 2012, we had approximately $226.1 million in principal sources of liquidity from our cash and cash equivalents and restricted cash. This includes our cash and cash equivalents in the amount of approximately $201.9 million which includes our investments in money market funds, as well as restricted cash of $24.3 million.

We expect that our principal sources of liquidity will provide us adequate liquidity until we reach expected profitability in 2013, based on our current plans. However, if the costs for developing and manufacturing Model S variants or Model X exceed our expectations or if we incur any significant unplanned expenses or embark on or accelerate new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers and to make the investments in tooling and manufacturing capital required to introduce Model X. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Additionally, under our DOE Loan Facility, we face restrictions on our ability to incur additional indebtedness, and in the future may need to obtain a waiver from the DOE in order to do so. We may not be able to obtain such waiver from the DOE which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We have relied on our DOE Loan Facility to develop and produce Model S and develop the Tesla Factory. We do not currently have any similar type of loan facility in place for our Model X or any future vehicles. In addition, we have only recently begun to accept customer reservation payments on Model X, can provide no assurance that customers will be willing to make such payments and accordingly may be reliant on other sources to fund the development of this vehicle.

We have very limited experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers and meet customer expectations regarding service, our business and prospects will be materially and adversely affected. We have only produced and delivered a limited number of Roadsters and Model S vehicles. We have very limited experience servicing our vehicles, particularly our Model S vehicle. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to satisfactorily service our customers and the various service related issues that they are facing and may face in the future, our ability to generate customer loyalty, grow our business and sell additional Model S vehicles could be impaired.

We service our performance electric vehicles through our company-owned Tesla service centers, certain of our stores, and through our mobile service technicians known as the Tesla Rangers. However, certain service centers have been open for short periods, and to date we have only limited experience servicing our performance vehicles at these locations We will need to open new standalone service centers and hire and train significant numbers of new employees to staff these service centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

We do not expect to be able to open Tesla service centers in all the geographic areas in which our existing and potential customers may reside. In order to address the service needs of customers that are not in geographical proximity to our service centers, we plan to either transport those vehicles to the nearest Tesla store or service center for servicing or deploy our mobile Tesla Rangers to service the vehicles at the customer’s location. These special arrangements may be expensive and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our vehicles because of the lack of a more widespread service network. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Tesla Roadster, Model S, Model X and future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the launch of the Toyota RAV4 EV which uses a Tesla powertrain, future Daimler vehicles that use Tesla powertrains or the Model X may hurt the Tesla brand.

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

For customers interested in making a reservation for Model S or Model X, we require an initial fully refundable reservation payment of at least $5,000. As of December 31, 2012, we had collected reservation payments, primarily for Model S and Model X, in an aggregate amount of $138.8 million. We generally use these funds for working capital and other general corporate purposes. California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV), which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California may be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

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

Furthermore, certain states and foreign jurisdictions may have permit requirements, franchise dealer laws or similar laws or regulations that may preclude or restrict our ability to open stores or sell vehicles out of such states and jurisdictions. Any such prohibition or restriction may lead to decreased sales in such jurisdictions, which could harm our business, prospects and operating results. See Risk Factor “We may face regulatory limitations on our ability to sell vehicles directly or over the internet which could materially and adversely affect our ability to sell our electric vehicles.”

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the year ended December 31, 2012 was denominated in foreign currencies, including the Japanese yen, the euro and the British pound Conversely for this period and for the remainder of 2012, and until such time as we begin shipping significant quantities of Model S vehicles to foreign jurisdictions, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. In the future, and as we begin selling Model S overseas, as well as delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance electric vehicles specifically. For example, we currently benefit from exemptions from California state sales and use taxes for purchases of up to $612 million of manufacturing equipment from our arrangements with the California Alternative Energy and Advanced Transportation Financing Authority. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us through January 2015. This exemption is only available for equipment that would otherwise be subject to California sales and use taxes and that would be used only for specified purposes. If we fail to meet these conditions, we would be unable to take full advantage of this tax incentive and our financial position could be harmed.

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

We may have trouble attracting and retaining powertrain customers which could adversely affect our business prospects and results. Daimler and its affiliates and Toyota and its affiliates are currently the only customers of our electric powertrain sales and development services. In 2012, we entered into a development agreement for the development of a full electric powertrain for a Daimler Mercedes-Benz B-class EV by the end of 2013. We have not, however, yet completed our development activities or entered into an agreement to supply Daimler with production electric powertrain systems. Should this not occur, our future sales growth and financial results would be adversely affected.

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

The payments to us under the Toyota agreement are not guaranteed and will only occur upon the delivery of powertrain systems that meet Toyota’s specifications. Toyota is not obligated to buy any systems from us, and if Toyota does not order the anticipated systems from us, we will not receive the revenues we anticipate from this agreement. This agreement further requires that we meet customary obligations such as timely deliveries, warranty and product quality obligations. Our failure to meet these obligations could have a materially adverse impact on our operating results. Additionally, although we have discussed new business opportunities with each of Daimler and Toyota, there is no guarantee that we will be able to reach agreement with Daimler, Toyota or their respective affiliates regarding such opportunities at all or on terms and conditions that are favorable to us. Even if we can attract and retain additional powertrain customers other than Daimler and Toyota, there is no assurance that we can adequately pursue such opportunities simultaneously with the execution of our plans for our vehicles.

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

In addition, our exclusivity and intellectual property agreement with Daimler North America Corporation (DNAC), an affiliate of Daimler, provides that, if a Daimler competitor offers to enter into a competitive strategic transaction with us, we are required to give DNAC notice of such offer and DNAC will have a specified period of time in which to notify us whether it wishes to enter into such transaction with us on the same terms as offered by the third party. Because we will be able to enter into such a transaction with a third party only if DNAC declines to do so, this may decrease the likelihood that we will receive offers from third parties to enter into strategic arrangements in the future.

We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Strategic business relationships will be an important factor in the growth and success of our business. For example, our strategic relationship with Daimler has provided us with various benefits and we have entered into an agreement for the supply of a validated electric powertrain for the Toyota RAV4 with Toyota. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Our strategic relationship with Daimler involved Blackstar, an affiliate of Daimler, making a significant equity investment in us as well as a representative from Daimler, joining our Board. In addition, Toyota made a significant equity investment in us concurrent with the closing of our IPO in July 2010. We may not be able to offer similar benefits to other companies that we would like to establish and maintain strategic relationships with which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

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

If we fail to manage future growth effectively as we rapidly grow our company, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the expansion of our network of Tesla stores, service centers and our mobile Tesla Rangers program across the United States as well as in Europe and Asia. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause our stock price to decline. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, and JB Straubel, our Chief Technical Officer. None of our key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team as well as technical, vehicle engineering and manufacturing personnel due to various factors, such as a very competitive labor market for talented individuals with automotive experience. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. Currently in Northern California, there is increasing competition for talented individuals with the specialized knowledge of electric vehicles, software engineers and other skilled employees and this competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire and retain employees. Additionally, we compete with many mature and prosperous companies in Northern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting news ones would have an adverse effect on our performance.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of December 31, 2012, we have accrued $5.3 million related to these environmental liabilities.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Additionally, disgruntled ex-employees may actively encourage unionization of Tesla employees. Our automobile production facility in Fremont, California was purchased from NUMMI. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Additionally, the unionization of our labor force could increase our employee costs and decrease our profitability, both of which could adversely affect our business, prospects, financial condition and results of operations.

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

Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations such as:

•	the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities could increase the cost of electricity;

•	increasingly stringent Clean Air Act emission regulations affecting power plants used to generate electricity could increase the cost of electricity;

•

changes to the regulations governing the assembly and transportation of lithium-ion battery packs, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) could increase the cost of lithium-ion battery packs or restrict their transport;

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

We use our vehicles’ electronic systems to log information about each vehicle’s condition, performance and use in order to aid us in providing customer service, including vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits and to improve our vehicles. Our customers may object to the processing of this data, which may negatively impact our ability to provide effective customer service and develop new vehicles and products. Collection and use of our customers’ personal information in conducting our business may be subject to federal and/or state laws and regulations in the United States and foreign jurisdictions, and such laws and regulations may restrict our processing of such personal information and hinder our ability to acquire new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

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

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 mile New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase Extended Service plans for the period after the end of the New Vehicle Limited Warranty for the Tesla Roadster to cover additional services for up to an additional three years or 36,000 miles, provided they are purchased within a specified period of time. Subject to separate limited warranties for the supplemental restraint system and battery, we provide a four year or 50,000 mile New Vehicle Limited Warranty for the purchasers of Model S. The New Vehicle Limited Warranty for Model S covers the battery for a period of eight years or 100,000 miles, 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. In addition, customers have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty for Model S to cover additional services for an additional four years or 50,000 miles, provided it is purchased within a specified period of time. The New Vehicle Limited Warranty and Extended Service plans for each of the Tesla Roadster and Model S are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. We have previously provided our Tesla Roadster customers with a battery replacement option to replace the battery in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles and also recently announced a battery replacement option for all three battery variants of our Model S in which customers may purchase, within a specified period of time, a one-time option (subject to certain limitations and exclusions) to replace the battery at any time before the twelfth anniversary of such purchase date, with certain price adjustments depending upon the year the battery is replaced.

We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, we have limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Furthermore, reserves that we recorded for Model S may be insufficient to cover all future warranty claims.

Since we began initiating sales of our vehicles, we have continued to increase our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such increases in the future. As of December 31, 2012, we had warranty reserves of $13.0 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. For example, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the presentation and disclosure of non-cash capital expenditures in our consolidated statements of cash flows. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 35.0% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 27.5% of our outstanding shares of common stock as of December 31, 2012. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $40.00 per share and a low of $25.52 per share over the last 52 weeks.

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

A majority of our total outstanding shares are held by insiders and may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

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

Our corporate headquarters is based in Palo Alto, California. We have a lease with Stanford University for 350,000 square feet which expires in January 2020 and houses our headquarters and powertrain activities. In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI, which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land (Tesla Factory). The total cash paid was $42.0 million. The purchase totaled 210 acres, or approximately 55% of the land at the site, and included all of the manufacturing facilities located thereon totaling approximately 5.4 million square feet. We are required to comply with environmental regulations in connection with our Tesla Factory in Fremont, California. In October 2010, we and NUMMI amended the May 2010 purchase agreement to include the transfer to us of certain operating permits, or emission credits, for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010. We commenced the production of our Model S vehicle and powertrain components and systems in June 2012 at Tesla Factory. We also intend to build our future vehicles at Tesla Factory.

Outside of our Tesla Factory, we do not currently own any of our facilities. The following table sets forth the location, approximate size and primary use of our significant leased facilities:

Location (1)	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Palo Alto, California	350,000	Administration, engineering services and powertrain development services	January 2020
Hawthorne, California	132,250	Vehicle engineering and design services	December 2022
Maidenhead, United Kingdom	8,870	Administration, sales, service and marketing services	November 2015
Tilburg, Netherlands	203,772	Administration, engineering services, powertrain development services, parts warehousing, final vehicle assembly and vehicle service	November 2023

(1)	We also lease a number of facilities for our retail locations around the world, most of which are 5,000 square feet or smaller.

We currently intend to add new facilities or expand our existing facilities as we add employees and expand our network of stores and galleries, service locations and Supercharger sites. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms to accommodate our foreseeable future expansion.

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

	2012		2011
	High	Low	High	Low
First Quarter	$37.94	$22.79	$28.71	$21.11
Second Quarter	38.01	27.56	31.50	24.20
Third Quarter	35.96	26.10	30.44	21.50
Fourth Quarter	35.28	27.33	35.00	22.93

Holders

As of January 31, 2013, there were 534 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison from June 29, 2010 through December 31, 2012, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of all public companies sharing the same SIC code as us which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on June 29, 2010 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Automotive sales	$385,699	$148,568	$97,078	$111,943	$14,742
Development services	27,557	55,674	19,666	—	—

Total revenues	413,256	204,242	116,744	111,943	14,742
Cost of revenues (1):
Automotive sales	371,658	115,482	79,982	102,408	15,883
Development services	11,531	27,165	6,031	—	—

Total cost of revenues	383,189	142,647	86,013	102,408	15,883
Gross profit (loss)	30,067	61,595	30,731	9,535	(1,141)
Operating expenses (1):
Research and development (net of development compensation of $23,249 for the year ended December 31, 2009)	273,978	208,981	92,996	19,282	53,714
Selling, general and administrative	150,372	104,102	84,573	42,150	23,649

Total operating expenses	424,350	313,083	177,569	61,432	77,363

Loss from operations	(394,283)	(251,488)	(146,838)	(51,897)	(78,504)
Interest income	288	255	258	159	529
Interest expense	(254)	(43)	(992)	(2,531)	(3,747)
Other expense, net (2)	(1,828)	(2,646)	(6,583)	(1,445)	(963)

Loss before income taxes	(396,077)	(253,922)	(154,155)	(55,714)	(82,685)
Provision for income taxes	136	489	173	26	97

Net loss	$(396,213)	$(254,411)	$(154,328)	$(55,740)	$(82,782)

Net loss per share of common stock, basic and diluted (3)	$(3.69)	$(2.53)	$(3.04)	$(7.94)	$(12.46)

Weighted average shares used in computing net loss per share of common stock, basic and diluted (3)	107,349,188	100,388,815	50,718,302	7,021,963	6,646,387

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cost of revenues	$2,194	$670	$243	$61	$26
Research and development	26,580	13,377	4,139	376	125
Selling, general and administrative	21,371	15,372	16,774	997	286

Total	$50,145	$29,419	$21,156	$1,434	$437

(2)	In January 2010, we issued a warrant to the Department of Energy (DOE) in connection with the closing of our DOE loan facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our initial public offering (IPO) in July 2010. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant will become exercisable in quarterly amounts depending on the average outstanding balance of our the DOE loan facility during the prior quarter. Since the number of shares of common stock ultimately issuable under the warrant will vary, this warrant will be carried at its estimated fair value with changes in the fair value of this common stock warrant liability reflected in other expense, net, until its expiration or vesting. Potential shares of common stock issuable upon exercise of the DOE warrant will be excluded from the calculation of diluted net loss per share of common stock until at least such time as we generate a net profit in a given period.
(3)	Diluted net loss per share of common stock is computed excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of stock options to purchase shares of our common stock and warrants to purchase shares of our convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the if-converted method). For purposes of these calculations, potential shares of common stock have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive since we generated a net loss in each period.

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$201,890	255,266	$99,558	$69,627	$9,277
Short-term marketable securities	—	25,061	—	—	—
Restricted cash—current (1)	19,094	23,476	73,597	—	—
Property, plant and equipment, net (2)	552,229	298,414	114,636	23,535	18,793
Working capital (deficit)	(14,340)	181,499	150,321	43,070	(56,508)
Total assets	1,114,190	713,448	386,082	130,424	51,699
Convertible preferred stock warrant liability (3)	—	—	—	1,734	2,074
Common stock warrant liability (3)	10,692	8,838	6,088	—	—
Capital lease obligations, less current portion	9,965	2,830	496	800	888
Long-term debt, less current portion (4)	401,495	268,335	71,828	—	—
Convertible preferred stock	—	—	—	319,225	101,178
Total stockholders’ equity (deficit)	124,700	224,045	207,048	(253,523)	(199,714)

(1)	Upon the completion of our IPO and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund a restricted dedicated account as required under the provisions of our DOE loan facility. This dedicated account has been used by us to fund any cost overruns for our projects and used as a mechanism to defer advances under the DOE loan facility. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account has fluctuated throughout the period in which we made draw-downs under the DOE loan facility. Upon completion of our final advance under the DOE loan facility in August 2012, the balance in the dedicated account had been fully transferred out of the dedicated account. Currently, we utilize the dedicated account to pre-fund our planned loan repayments as required by the DOE loan facility.
(2)	In October 2010, we completed the purchase of our Tesla Factory and certain of the manufacturing assets located thereon.
(3)	In January 2010, we issued a warrant to the DOE in connection with the closing of our DOE loan facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our IPO in July 2010.
(4)	In January 2010, we closed our DOE loan facility and began making draw downs under the loan facility As of August 31, 2012, we had fully drawn down our $465.0 million DOE loan facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview and 2012 Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We introduced our first vehicle, the Tesla Roadster, in early 2008. The Roadster’s proprietary electric vehicle powertrain system is the foundation of our powertrain technology and, with design enhancements, forms the basis for our Model S sedan, our Model X crossover and other future vehicles. We are targeting our second vehicle, the Model S sedan, for a significantly broader customer base than the Tesla Roadster and are manufacturing Model S in significantly higher volumes than those for the Tesla Roadster. We commenced deliveries of Model S in June 2012 and increased production to an annualized rate of 20,000 per year by the end of 2012. In February 2012, we revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform. We plan to start Model X production in late 2014. We sell our vehicles through our own our sales and service network.

During the year ended December 31, 2012, we recognized total revenues of $413.3 million, an increase of 102% over total revenues of $204.2 million for the year ended December 31, 2011. Automotive sales revenue of $385.7 million increased 160% from the year ended December 31, 2011, driven by commencement of Model S deliveries in North America, regulatory credit sales and customer demand for our remaining Tesla Roadsters internationally, partially offset by lower powertrain component sales. Lower powertrain component sales resulted from the completion of the Daimler AG (Daimler) Smart fortwo and A-Class EV programs at the end of 2011, partially offset by powertrain systems that we began to sell to Toyota for the Toyota RAV4 EV in 2012.

Development services revenue decreased to $27.6 million for the year ended December 31, 2012 from $55.7 million for the year ended December 31, 2011, due primarily to the completion of our development activities for the Toyota RAV4 EV program during the first quarter of 2012. In 2012, we began work on a full electric powertrain under the Mercedes-Benz B-Class EV program. The majority of our 2012 development services revenue was from the achievement of milestones and deliveries of prototype samples to Daimler under this program.

In June 2012, we commenced deliveries of Model S to customers in the United States. Our timely launch of Model S represented an important milestone, transitioning us from significant activities in Model S development and our preparation for vehicle manufacturing at the Tesla Factory, to the process of ramping up for volume production in the months that followed. Gross margin for the year ended December 31, 2012 was 7.3%. Although we produced over 3,100 Model S vehicles during the year, we still experienced significant early-stage higher per unit costs inefficiencies during the production ramp from June to December as a result of lower fixed cost absorption, manufacturing inefficiencies associated with the initial production ramp and higher logistics costs as our supply chain processes continued to mature. We also had higher component prices as many vendors were supplying parts at production prices later than planned due to their own manufacturing inefficiencies.

Research and development (R&D) expenses included expenses related to our Model S pre-production activities, including manufacturing preparedness, process validation, prototype builds and extensive testing at both the vehicle and component levels; development of the Tesla Factory; development and testing of Model S, including activities to homologate Model S for the rest of the world and to introduce the 60 kWh and 40 kWh battery pack options; development, design and engineering activities related to Model X; and other research and development activities. Research and development expenses for the year ended December 31, 2012 were $274.0 million, compared to $209.0 million for the year ended December 31, 2011. As the Model S production in the Tesla Factory became fully operational in 2012, Model S related manufacturing costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, were no longer captured in R&D expenses but instead fully reflected in cost of automotive sales.

Significant construction activity took place in 2012 as we readied the Tesla Factory to begin production of the Model S. During the first half of the year, we completed the installation of Model S manufacturing equipment, tested and qualified our manufacturing equipment, and continued to fine-tune our production processes while incorporating a higher percentage of production-intent components into Model S vehicles. By mid-year, a significant portion of our Model S manufacturing-related assets were ready for their intended use and we began to depreciate these assets. As a result of investments made in the Tesla Factory and related supplier tooling for Model S, capital expenditures increased to $239.2 million for the year ended December 31, 2012, compared to $184.2 million for the year ended December 31, 2011.

During the year, we further expanded our company-owned retail network with the opening of several more stores and service centers, primarily in the United States. At year end, we had 32 stores and galleries around the world. We also successfully launched our Supercharger network in California as well as our first two Superchargers on the east coast. With the higher expenses associated with the expansion of our store network and service infrastructure as well as the growth of our business in general, we incurred selling, general and administrative expenses of $150.4 million for the year ended December 31, 2012, compared to $104.1 million for the year ended December 31, 2011.

We ended the year with $221.0 million in cash and cash equivalents, and current restricted cash. In addition to cash received from our revenue generating and reservation-taking activities, we funded our operations in 2012 primarily from the proceeds of our follow-on offering, fully drawing down our Department of Energy Loan Facility (DOE Loan Facility) as well as careful working capital management.

In October 2012, we completed a follow-on offering of 7,964,601 shares of our common stock and received cash proceeds of $222.1 million from this transaction, net of underwriting discounts (which included 35,398 shares sold to Elon Musk, our Chief Executive Officer and cofounder, for an aggregate amount of $1.0 million).

During the year ended December 31, 2012, we received $188.8 million in draw-downs under the DOE Loan Facility, which completed our draw down of the $465.0 million facility. During the fourth quarter, we made the first quarterly principal payment of $12.7 million to repay the loans to the DOE on schedule. Additionally, we had set aside $14.6 million for our second quarterly DOE payment, which is due in March 2013 and is classified in current restricted cash. In March 2013, we entered into a fourth amendment of our DOE Loan Facility. For more information, see Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplemental Data.

We expect that our current sources of liquidity together with our current projections of cash flow from operating activities, will provide us adequate liquidity as we attempt to reach profitability in 2013, based on our current plans. Additionally, we currently expect to be near break-even on cash flow from operations during the first quarter of 2013.

Management Opportunities, Challenges and Risks

Our principal focus in 2012 was on completing the development of Model S, establishing our manufacturing capabilities at the Tesla Factory, launching Model S and ramping up the production rate. While we successfully commenced deliveries of Model S to customers in the United States in June 2012, our attention during the second half of 2012 switched to the continued refinement of our manufacturing and supply chain processes to enable high volume production at the Tesla Factory while maintaining high quality standards. By year end, we had successfully increased production volume to over 400 vehicles per week for three consecutive weeks in December. This established a production level that will allow us to achieve our goal of 20,000 Model S deliveries in 2013, provided that we also ramp deliveries to the same rate.

Having achieved our steady-state production level in 2012, we expect automotive sales to increase significantly in 2013 as compared with 2012. We plan to start European deliveries of the Model S this summer and Asian deliveries later in 2013. In addition, we have now started delivering Model S with the 60 kWh battery pack and delivery of cars with the 40 kWh battery pack is expected to begin this summer.

We offer a variety of methods by which customers can take delivery of their Model S, including delivery at home or at the Tesla Factory. In order to ramp deliveries of Model S to meet our forecasted sales, we have made and will continue to make enhancements to the delivery process. Should these delivery process enhancements not achieve our objectives, the timing of automotive sales recognition will be delayed and will have a significant impact on the projected growth in our revenues.

In addition to sales of Model S, we will continue to recognize automotive sales from our supply of powertrain components and systems to Toyota for the Toyota RAV4 EV, and to a lesser extent, sales of the Tesla Roadster. During the first quarter of 2012, we began shipping powertrain systems to Toyota under a supply and services agreement for the Toyota RAV4 EV. Pursuant to the agreement, Toyota will pay us approximately $100 million from 2012 through 2014 based on our delivery of the powertrain systems for the Toyota RAV4 EV. In January 2012, we concluded the production run of our current generation Tesla Roadster at 2,500 vehicles. As of December 31, 2012, we had sold most of our remaining Roadsters.

In 2012, we began work on a full electric powertrain under the Mercedes-Benz B-Class EV program. Under this program, we will continue to provide development services and deliver prototype samples in 2013. Similar to our previous development services agreements, due to timing differences that may arise between the recognition of milestone revenues and the underlying costs of development services, the gross margin from our development services activities may vary from period to period.

Although we produced over 3,100 Model S vehicles in 2012, we still experienced higher per unit costs during the latter part of the year as a result of lower fixed cost absorption, manufacturing inefficiencies associated with the initial production ramp and higher logistics costs as our supply chain processes continued to mature. We also had higher component prices as many vendors supplied parts at production prices later than planned due to their own manufacturing inefficiencies.

As we enter 2013, production efficiency on a per vehicle basis is improving substantially as we continue to stabilize and improve our production processes, as further cost reduction efforts are undertaken by both us and our suppliers and as we continue to sell regulatory credits. We expect first quarter material, labor and overhead costs to be substantially lower than the fourth quarter of 2012, and for this trend to continue throughout 2013.

We expect our gross margin in the first quarter of 2013 to exceed that in the fourth quarter of 2012 and to continue to rise to our target of 25% in the second half of 2013, despite an anticipated decrease in Model S average selling prices resulting from the introduction of lower priced Model S battery variants and a much lower contribution from regulatory credit sales, partially offset by higher average selling prices on international sales that begin in the second half and increase into the fourth quarter of 2013. There is no guarantee that we will be able to achieve the planned cost reductions from our various cost savings initiatives, which would negatively affect our ability to reach our gross margin goals.

Longer term, regulatory credit revenue should decline relative to our automotive sales as we grow our sales outside the United States and earn fewer credits on the lower priced Model S battery variants While we will pursue opportunities to monetize the credits we earn from the sales of our vehicles, we do not plan to rely on such sales to be a significant contributor to gross margin, and our business model is not predicated on such regulatory credits. However, if we are unable to sell regulatory credits in the short term, our revenues, gross margin and profitability would be negatively impacted.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We currently plan to start production of Model X in late 2014. Our ability to develop and introduce the Model X in this timeframe is based partially on our expectations of leveraging the Model S platform. If there is a lower level of commonality between Model S and Model X than anticipated, our future development and tooling costs may exceed expectations.

At year end, we had 32 stores and galleries around the world. We plan to open 15 to 20 more stores and galleries in 2013 with about half the openings in Europe and Asia to support our expansion into these regions during the second half of 2013. Notably, we have already started construction of our first store in Beijing, China in preparation for its planned opening this spring. At the end of 2012, we also had 29 service locations around the world. We plan to double this number by the end of 2013 to keep pace with the growing fleet of customer cars.

In 2012, we invited a large number of reservation holders to configure their cars. Converting these reservations to firm, non-refundable orders increased cancellations, as expected. After deliveries and cancellations, our net reservations as of December 31, 2012, were over 15,000. New reservations continue at a steady, although slower pace in the first quarter of 2013, as compared to December 2012, due in part to the pull ahead of reservations into 2012 by customers seeking to avoid our announced 2013 price increase. First quarter 2013 cancellations are likely to remain elevated as the remaining older reservation holders are invited to configure their vehicles within a set timeframe or pay the higher price just like new reservation holders.

In 2012, we successfully launched Superchargers in California, and on the east coast of the United States. Construction planning is underway to install additional Superchargers in 2013. Our plan is to expand coverage on the U.S. west and east coasts, and around the rest of the country.

Through the combination of improved gross margin, lower research and development expenses, as well as measured spending to support the expansion of our sales and service infrastructure and the general growth of the business, we expect to be profitable in the first quarter of 2013 and experience breakeven cash flow from operations. The achievement of operational and manufacturing efficiencies will drive some adjustments in our personnel, primarily affecting contractor and temporary employees. At the same time, we are continuing to hire and convert to full-time key talent where required.

In 2013, we plan to spend significantly less on capital expenditures than we did in 2012, as we have concluded the majority of our investment in the Tesla Factory and Model S tooling. This reduction will be partially offset by expenditures related to expanding our service and store network, investing in new capital equipment and tooling to reduce variable costs and new product development.

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

Revenue Recognition

Automotive Sales

We recognize automotive sales revenue from sales of Model S and the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits, such as zero emission vehicle(ZEV) and greenhouse gas emission (GHG) credits. We also recognize automotive sales revenue from the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Automotive sales consist primarily of revenue earned from the sale of vehicles. Sales or other amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statements of operations and are instead recorded as deferred revenue on our consolidated balance sheets. Prior to February 2010, we did not provide direct financing for the purchase of the Tesla Roadster although a third-party lender has provided financing arrangements to our customers in the United States. Under these arrangements we have been paid in full by the customer at the time of purchase. Starting in February 2010, we began offering a Tesla Roadster leasing program to qualified customers in the United States.

Automotive sales also consist of revenue earned from the sales of vehicle options, accessories and destination charges. While these sales may take place separately from a vehicle sale, they are often part of one vehicle sale agreement resulting in multiple element arrangements. To determine the appropriate accounting for recognition of our revenue, we consider whether the deliverables specified in the multiple element arrangement should be treated as separate units of accounting, and, if so, how the price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We also evaluate whether a delivered item has value on a stand-alone basis prior to delivery of the remaining items by determining whether we have made separate sales of such items or whether the undelivered items are essential to the functionality of the delivered items. Further, we assess whether we know the fair value of the undelivered items, determined by reference to stand-alone sales of such items.

To date, we have been able to establish the fair value for each of the deliverables within these multiple element arrangements because we sell each of the vehicles, vehicle accessories and options separately, outside of any multiple element arrangements. As each of these items has stand alone value to the customer, revenue from sales of vehicle accessories and options are recognized when those specific items are delivered to the customer. Increased complexity to our sales agreements or changes in our judgments and estimates regarding application of these revenue recognition guidelines could result in a change in the timing or amount of revenue recognized in future periods.

For multiple deliverable revenue arrangements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have been able to establish the fair value for each of the deliverables within the multiple element arrangements because we sell each of the vehicles, vehicles accessories and options separately, outside of any multiple element arrangements. Therefore, there were no material differences between total revenue reported and pro forma total revenues that would have been reported during the year ended December 31, 2011, if the transactions entered into or materially modified after January 1, 2011 were subject to previous accounting guidance.

Regulatory Credit Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws and regulations provide that a manufacturer of zero emission vehicles may earn regulatory credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Similar regulations exist at the federal level which require compliance related to greenhouse gas (GHG) emissions and also allow for the sale of excess credits by one manufacturer to other manufacturers. As a manufacturer solely of zero emission vehicles, we have earned regulatory credits, such as ZEV and GHG credits on vehicles, and we expect to continue to earn these credits in the future. Since our commercial vehicles are electric, we do not receive any compliance benefit from the generation of these credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our regulatory credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits are transferred to the purchasing party by the governmental agency issuing these credits.

Development Services

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and sample vehicles to meet a customer’s specifications. Revenue is recognized as a development arrangement is finalized, the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheet. Increased complexity to our development agreements or changes in our judgments and estimates regarding application of these revenue recognition guidelines could result in a change in the timing or amount of revenue recognized in future periods.

Costs of development services are expensed as incurred. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of development services.

Marketable Securities

Marketable securities consist of commercial paper and corporate debt and are designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other expense, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other expense, net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Once inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the years ended December 31, 2012, 2011 and 2010, we recorded write-downs of $5.0 million, $1.8 million and $1.0 million, in cost of automotive sales, respectively.

The inventory amounts are based on our current estimates of demand, selling prices and production costs. Should our estimates of future selling prices or production costs change, material changes to these reserves may be required. Further, a small change in our estimates may result in a material charge to our reported financial results.

Warranties

We accrue warranty reserves at the time a vehicle or powertrain component has associated revenue recognized. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a new vehicle or powertrain component and accordingly, the adjustments that we record may be material. As of December 31, 2012, 2011 and 2010, we had $13.0 million, $6.3 million and $5.4 million in warranty reserves, respectively. Adjustments to warranty reserves are recorded in cost of automotive sales.

It is likely that as we sell additional vehicles and powertrain components and as we repair or replace items under warranty, we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

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

The fair value of each stock-based award was estimated on the grant date for the periods below using the Black-Scholes option-pricing model.

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate:
Stock options	1.0%	2.0%	2.0%
ESPP	0.2%	0.2%	—
Expected term (in years):
Stock options	5.9	6.0	5.3
ESPP	0.5	0.5	—
Expected volatility:
Stock options	63%	70%	71%
ESPP	51%	59%	—
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	—

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

Our expected volatility is derived from our implied volatility and the historical volatilities of several unrelated public companies within industries related to our business, including the automotive OEM, automotive retail, automotive parts and battery technology industries, because we have limited trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. Our historical volatility and implied volatility are weighted based on certain qualitative factors and combined to produce a single volatility factor.

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

In August 2012, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with increases in stockholder value, our Board of Directors granted 5,274,901 stock options to our CEO (CEO Grant). The CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date.

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

The term of the CEO Grant will be ten years, so that if any vesting tranches remain unvested after expiration of the CEO Grant, they will be forfeited. In addition, our CEO will forfeit any unvested options if he is terminated as CEO of the Company, whether for cause or otherwise.

Stock-based compensation expense associated with the CEO Grant is recognized for each performance condition over the vesting period beginning at the point in time that the relevant performance condition is considered probable of being met, regardless as to whether the related market condition is ever met (though meeting the market condition would also be required in order for the related options to ultimately vest).

We measured the fair value of the CEO Grant using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.65%, expected term of ten years, expected volatility of 55% and dividend yield of 0%.

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

Common Stock Valuation

Since the completion of our IPO on July 2, 2010, for purposes of option pricing and valuations, our common stock has been valued by reference to its publicly traded price. Prior to the IPO, we historically granted stock options with exercise prices equal to the fair value of our common stock as determined at the date of grant by our Board of Directors. Because there was no public market for our common stock, our Board of Directors determined the fair value of our common stock by considering a number of objective and subjective factors, including the following:

•	our sales of convertible preferred stock to unrelated third parties;

•	our operating and financial performance;

•	the lack of liquidity of our capital stock;

•	trends in our industry;

•	arm’s length, third-party sales of our stock; and

•	contemporaneous valuations performed by an unrelated third-party.

There is inherent uncertainty in these estimates and if we had made different assumptions than those used, the amount of our stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. The following table summarizes, by grant date, the number of stock options granted during the six months prior to the completion of our IPO on July 2, 2010, and the associated per share exercise price, which equaled the fair value of our common stock for each of these grants.

Grant Date	Number of Options Granted	Exercise Price and Fair Value per Share of Common Stock
March 3, 2010	402,660	9.96
April 28, 2010	256,320	13.23
June 12, 2010	1,135,710	14.17

Included in the December 4, 2009 awards, were 6,711,972 stock options granted to our Chief Executive Officer (CEO) comprised of two grants. In recognition of his and our company’s achievements and to create incentives for future success, the Board of Directors approved an option grant representing 4% of our fully-diluted share base prior to such grant as of December 4, 2009, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date. In addition, to create incentives for the attainment of clear performance objectives around a key element of our current business plan—the successful launch and commercialization of Model S—the Board of Directors approved additional options totaling an additional 4% of our fully-diluted shares prior to such grant as of December 4, 2009, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming Mr. Musk’s continued service to us through each vesting date:

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

Due to the significant number of stock options granted to our CEO, we valued these December 2009 grants by using the following grant-specific Black-Scholes assumptions: risk-free interest rate of 1.7%, expected term of 4.1 years, expected volatility of 70% and dividend yield of 0%.

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

We have issued a warrant to the DOE to purchase shares of our common stock at an exercise price of $7.54 per share and a warrant to purchase up to 5,100 shares of our common stock at an exercise price of $8.94 per share. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under these warrants will become exercisable in quarterly amounts depending on the average outstanding balance of the DOE Loan Facility during the prior quarter. The warrants may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrants will be reduced. Since the number of shares of common stock ultimately issuable under the warrants will vary, these warrants will be carried at their estimated fair value with changes in their fair value reflected in other expense, net, until their expiration or vesting.

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

Excluding the warrant issued to the DOE in January 2010, we estimated the fair value of other pre-IPO convertible preferred stock warrants using a Black-Scholes option-pricing model which used several assumptions that were subject to significant management judgment as is the case for stock-based compensation as discussed above. Upon the completion of our IPO in July 2010, these convertible preferred stock warrants outstanding as of June 30, 2010, were re-valued with changes in value being charged to income, and the warrants were net exercised and the related convertible preferred stock warrant liability was settled and recorded in shareholders’ equity.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2012, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Revenues
Automotive sales	$385,699	$148,568	$97,078
Development services	27,557	55,674	19,666

Total revenues	413,256	204,242	116,744
Cost of revenues
Automotive sales	371,658	115,482	79,982
Development services	11,531	27,165	6,031

Total cost of revenues	383,189	142,647	86,013
Gross profit	30,067	61,595	30,731
Operating expenses
Research and development	273,978	208,981	92,996
Selling, general and administrative	150,372	104,102	84,573

Total operating expenses	424,350	313,083	177,569

Loss from operations	(394,283)	(251,488)	(146,838)
Interest income	288	255	258
Interest expense	(254)	(43)	(992)
Other expense, net	(1,828)	(2,646)	(6,583)

Loss before income taxes	(396,077)	(253,922)	(154,155)
Provision for income taxes	136	489	173

Net loss	$(396,213)	$(254,411)	$(154,328)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Vehicle, options and related sales	$354,344	$101,708	$75,459
Powertrain component and related sales	31,355	46,860	21,619

Total automotive sales	$385,699	$148,568	$97,078

Automotive sales for the year ended December 31, 2012 were $385.7 million, an increase from $148.6 million for the year ended December 31, 2011. Vehicle, options and related sales represent sales of Model S and the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of zero emission vehicle and greenhouse gas emission regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales for the year ended December 31, 2012 were $354.3 million, an increase from $101.7 million for the year ended December 31, 2011. The increase in vehicle, options and related sales was primarily attributable to the commencement of Model S customer deliveries in June 2012 and subsequent ramp as well as sales of regulatory credits, partially offset by a decrease in the number of Tesla Roadsters sold as we completed production of the Tesla Roadster in January 2012 and have been selling our remaining inventory primarily in Europe and Asia.

Vehicle, options and related sales for the year ended December 31, 2012 included regulatory credit sales of $40.5 million compared to regulatory credit sales of $2.7 million for the year ended December 31, 2011. The significant increase in production and delivery of vehicles in the United States allowed us to sell more regulatory credits to other automotive manufacturers.

Powertrain component and related sales for the year ended December 31, 2012 were $31.4 million, a decrease from $46.9 million for the year ended December 31, 2011. The decrease in powertrain component and related sales was primarily due to fewer shipments of battery packs and chargers to Daimler. Production for both the Daimler Smart fortwo and A-Class EV programs was substantially completed as of December 31, 2011. During the three months ended March 31, 2012, we began supplying powertrain systems to Toyota under the RAV4 EV supply and services agreement and recognized $29.1 million for the year ended December 31, 2012.

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

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customer’s specifications. Development services revenue for the year ended December 31, 2012 was $27.6 million, a decrease from $55.7 million for the year ended December 31, 2011.

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. In 2012, we received two purchase orders from Daimler to begin development work and also entered into a separate development agreement under which we would complete various milestones and deliver prototype samples. During the year ended December 31, 2012, we recognized a total $15.9 million in development services revenue related to the Mercedes-Benz B-Class EV program.

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

During the year ended December 31, 2011, we completed various milestones and delivered several samples under the Phase 1 agreement and we also delivered all development services under the Phase 0 agreement. Development services revenue under these arrangements with Toyota for the year ended December 31, 2011 was $55.0 million.

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

Cost of automotive sales for the year ended December 31, 2012 was $371.7 million, an increase from $115.5 million for the year ended December 31, 2011. Cost of automotive sales includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs and reserves for estimated warranty expenses. Cost of automotive sales also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. We also recognize charges through cost of automotive sales to provide for non-cancellable purchase orders for inventory deemed to be obsolete or in excess of net realizable value. The increase in cost of automotive sales was driven primarily by the commencement of Model S deliveries in June 2012 as well as electric powertrain component and systems sales to Toyota as we began to deliver under the Toyota RAV4 EV supply and services agreement, partially offset by a decrease in the number of Roadster deliveries and battery packs and chargers delivered to Daimler.

Cost of development services for the year ended December 31, 2012 was $11.5 million, a decrease from $27.2 million for the year ended December 31, 2011. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. The decrease in cost of development services was driven primarily by our activities for the Toyota RAV4 EV program which we substantially completed during the three months ended March 31, 2012, partially offset by costs associated with development activities related to the Mercedes-Benz B-Class EV program which we commenced in 2012.

Gross profit for the year ended December 31, 2012 was $30.1 million, a decrease from $61.6 million for the year ended December 31, 2011. The decrease for the year ended December 31, 2012, compared to the year ended December 31, 2011, was driven primarily by the commencement of Model S deliveries and the associated early stage cost inefficiencies including lower fixed cost absorption, manufacturing inefficiencies related to production ramp, higher initial parts costs and higher logistics costs as our supply chain took time to mature as well as lower sales of the Tesla Roadster, partially offset by the sales of regulatory credits which carry no associated cost of revenues.

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

Research and development expenses for the year ended December 31, 2012 were $274.0 million, an increase from $209.0 million for the year ended December 31, 2011. The $65.0 million increase in research and development expenses during the year ended December 31, 2012 consisted primarily of a $54.3 million increase in employee compensation expenses from higher headcount, a $23.1 million increase in office, information technology and facilities-related costs to support the growth of our business, a $15.1 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, and a $3.3 million increase in shipping charges for prototype materials incurred in the first half of 2012. The increase was partially offset by a $30.9 million decrease in materials and prototyping expenses primarily to support our Model S beta and release candidate builds as well as powertrain development activities.

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

Selling, general and administrative expenses for the year ended December 31, 2012 were $150.4 million, an increase from $104.1 million for the year ended December 31, 2011. The $46.3 million increase in our selling, general and administrative expenses during the year ended December 31, 2012 consisted primarily of a $24.3 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $9.4 million increase in office, information technology and facilities-related costs to support an expanded store and service network and the growth of our business in general, a $6.0 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, and a $6.0 million increase in professional and outside services costs.

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

Interest Expense

Interest expense is incurred primarily from our loans under the DOE Loan Facility to fund our Model S and powertrain activities, and as of August 2012, we have fully drawn down on the DOE Loan Facility. Interest expense for the year ended December 31, 2012 and 2011 was $7.9 million and $5.1 million, respectively. We have historically capitalized this interest to construction in progress while the Tesla Factory and our manufacturing assets for Model S and future vehicles were being constructed for their intended use. During the years ended December 31, 2012 and 2011, we capitalized $7.6 million and $5.1 million of interest expense to construction in progress, respectively.

Interest expense for the year ended December 31, 2010 was $1.0 million. As significant construction of the Tesla Factory and our Model S manufacturing assets had not yet begun, less interest was capitalized to construction in progress in 2010.

Other Expense, Net

Other expense, net, consists primarily of the change in the fair value of our warrant liabilities and transaction gains and losses on our foreign currency-denominated assets and liabilities. We expect our transaction gains and losses will vary depending upon movements in the underlying exchange rates. The DOE common stock warrant liability is carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net, until its expiration or vesting.

Other expense, net, for the year ended December 31, 2012 was $1.8 million, a decrease in expense compared to other expense, net, of $2.6 million for the year ended December 31, 2011. The decrease in expense for the year ended December 31, 2012 was primarily due to a favorable foreign currency exchange impact from our foreign currency-denominated liabilities, partially offset by the fair value change in our common stock warrant liability during the year ended December 31, 2012 resulting from a higher stock price.

Other expense, net, for the year ended December 31, 2011 was $2.6 million, a decrease from other expense, net, of $6.6 million for the year ended December 31, 2010. The decrease in expense for the year ended December 31, 2011 was primarily due to the elimination of warrant liabilities, excluding the DOE warrant liability, upon the completion of our IPO in July 2010.

Provision for Income Taxes

Our provision for income taxes for the year ended December 31, 2012 was $0.1 million, a decrease from $0.5 million for the year ended December 31, 2011. The decrease was due primarily to the decrease in taxable income in our international jurisdictions as we were concluding sales of the Tesla Roadster.

Our provision for income taxes for the year ended December 31, 2011 was $0.5 million, an increase from $0.2 million for the year ended December 31, 2010. The increase was due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through the year ended December 31, 2012, we had accumulated net operating losses of $1.07 billion and have used $709.2 million of cash in operations. As of December 31, 2012, we had $221.0 million in principal sources of liquidity available from our cash and cash equivalents in the amount of $201.9 million which included investments in money market funds, and cash of $14.9 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility to pre-fund our quarterly DOE loan repayment of principal and interest that will come due on March 15, 2013.

Other sources of cash include cash from the sales of Model S, refundable reservation payments for Model S and Model X, sales of regulatory credits, cash from the provision of development services and sales of powertrain components and systems.

In February 2013, we made a pre-funding payment of $14.6 million for principal and interest that will come due on June 15, 2013 into a dedicated debt service reserve account in accordance with the pre-funding requirements under the DOE Loan Facility.

We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated DOE account, together with our current projections of cash flow from operating activities, will provide us adequate liquidity until we reach expected profitability in 2013, based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers and to make the investments in tooling and manufacturing capital required to introduce Model X.

As of August 31, 2012, we have fully drawn down the remaining funds available under the DOE Loan Facility. These funds have been used to develop and produce Model S, grow our powertrain capabilities and develop the Tesla Factory. The development of future vehicles, investments in new technologies, increased in-sourcing of manufacturing capabilities, investments to expand our powertrain activities or investments to further expand our sales and service network, may require us to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit. Also, should prevailing economic conditions and/or financial, business or other factors adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements through additional or alternative sources of financing. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the ATVM Incentive Program. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. The DOE Loan Facility requires, among other things, that we comply with certain financial covenants and fund a debt service account. The financial covenants include a minimum current ratio, which is a ratio of our current assets to our current liabilities (taking into account certain categorical exclusions); a minimum fixed charge coverage ratio, which is a ratio of consolidated adjusted EBITDA to consolidated fixed charges; and a maximum ratio of total liabilities to stockholder equity. The DOE Loan Facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, in June and December 2012 to allow us to effect certain initiatives in our business plan. In September 2012, we entered into an amendment with the DOE that: (i) removed our obligation to comply with the current ratio financial covenant for the third quarter of 2012; (ii) amended our funding requirements for the dedicated debt service reserve account to (a) postpone until February 15, 2013, $14.6 million of the $28.8 million pre-funding payment originally due on October 15, 2012; and (b) make additional pre-funding payments, beginning June 15, 2013, of between $14.2 million to $14.5 million each quarter to pre-fund the quarterly principal and interest payments due from September 15, 2013 through December 15, 2014; and (iii) added a covenant requiring us to work in good faith with the DOE to develop an early repayment plan for our outstanding DOE Loan Facility on terms satisfactory to the DOE. We entered into another amendment with the DOE in March 2013 that, among other things: (i) modified certain future financial covenants; (ii) accelerated the maturity date of the DOE Loan Facility to December 15, 2017; (iii) created an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013; and (iv) created additional contingent obligations based on excess cash flow that may result in accelerated repayment of the DOE Loan Facility starting in 2015. The original amortization schedule for the DOE Loan Facility is not affected by this recent amendment, and so the debt service payments remain the same until the new maturity date when all outstanding loans under the DOE Loan Facility are to be repaid.

As of August 31, 2012, we have fully drawn down the aforementioned facilities.

Our DOE Loan Facility draw-downs were as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% -3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% -3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% -2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% -2.8%

Remaining balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% -3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% -2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% -1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% -1.5%

Remaining balance, December 31, 2011	188,797

Draw-downs received during the three months ended March 31, 2012	(84,267)	0.9% -1.6%
Draw-downs received during the three months ended June 30, 2012	(71,274)	1.0% -1.3%
Draw-downs received during the three months ended September 30, 2012	(33,256)	1.0% -1.2%

Remaining balance, December 31, 2012	$—

In December 2012, we paid $14.6 million including the first quarterly principal payment of $12.7 million in accordance with the repayment schedule under the DOE Loan Facility.

In February 2013, we pre-funded $14.6 million for all principal and interest that will come due on June 15, 2013 into a dedicated debt service reserve account in accordance with the pre-funding requirement under the DOE Loan Facility.

For more information on the DOE Loan Facility, see Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

Follow-on Offering and Concurrent Private Placements

In June 2011, we completed a follow-on offering of common stock in which we sold a total of 6,095,000 shares of our common stock and received cash proceeds of $172.7 million from this transaction, net of underwriting discounts.

Concurrent with our June 2011 follow-on offering, we also sold 1,416,000 shares of our common stock to Elon Musk, our Chief Executive Officer (CEO) and cofounder, and 637,475 shares of our common stock to Blackstar InvestCo LLC, an affiliate of Daimler, and received total cash proceeds of $59.1 million in the private placements. No underwriting discounts or commissions were paid in connection with these private placements.

In October 2012, we completed a follow-on offering of common stock in which we sold a total of 7,964,601shares of our common stock and received cash proceeds of $222.1 million from this transaction, net of underwriting discounts (which includes 35,398 shares or $1.0 million sold to Elon Musk, our CEO and cofounder).

Leasing Activities

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, qualifying customers are permitted to lease the Tesla

Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value.

When compared to our sales of vehicles, our leasing activities will spread the cash inflows that we would otherwise receive upon the sale of a vehicle, over the lease term and final disposition of the leased vehicle. As such, our cash and working capital requirements will be directly impacted and if leasing volume increases significantly, the impact may be material. However, after taking into consideration our current and planned sources of operating cash, our ability to monitor and prospectively adjust our leasing activity, as well as our intent to collect nonrefundable deposits for leased vehicles that are manufactured to specification, we do not believe that our leasing operations materially adversely impact our ability to meet our commitments and obligations as they become due. As we will also be exposed to credit risk related to the timely collection of lease payments from our customers, we intend to utilize our credit approval and ongoing review processes in order to minimize any credit losses that could occur and which could adversely affect our financial condition and results of operations. We require deposits from customers electing a lease option for vehicles built to a customer’s specifications on the same timeframe and under the same circumstances as from customers purchasing our vehicles outright. During the years ended December 31, 2011 and 2010, approximately 6% and 14% of the vehicles delivered during these periods were under operating leases, respectively. As we had substantially completed sales of the Tesla Roadster in North America in early 2012, we did not enter into any new leasing arrangements during the year ended December 31, 2012.

As of December 31, 2012 and 2011, we had deferred revenues of $0.7 million and $0.8 million of down payments which will be recognized over the term of the individual leases. Through December 31, 2012, our leasing activity has not had a significant adverse impact on our liquidity.

Reservation Payments

Reservation payments consist of fully refundable payments that allow potential customers to hold a reservation for the future purchase of a Model S or Model X. We require an initial refundable reservation payment of at least $5,000 and these amounts are recorded as current liabilities until the vehicle is delivered. The reservation payment becomes a nonrefundable deposit once the customer has selected the vehicle specifications and enters into a purchase agreement. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as reservation payments are generally not restricted as to their use by us. Upon delivery of the vehicle, the related reservation payments are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale. As of December 31, 2012, we held reservation payments for undelivered vehicles in an aggregate amount of $138.8 million.

Summary of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(266,081)	$(128,034)	$(127,817)
Net cash used in investing activities	(206,930)	(162,258)	(180,297)
Net cash provided by financing activities	419,635	446,000	338,045

Revision of Prior Year Amounts

We have revised our consolidated statement of cash flows for the year ended December 31, 2011 to correct an immaterial error. Amounts related to purchases of property and equipment during 2011 that were not paid at December 31, 2011 were erroneously included as cash outflows from investing activities and cash inflows from operating activities in our previously issued financial statements. This revision resulted in a $13.7 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities.

There was no impact on previously reported total cash and cash equivalents, consolidated balance sheets or consolidated statements of operations for any of these periods. See Notes 1 and 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

Cash Flows from Operating Activities

We continue to experience negative cash flows from operations as we expand our business and build our infrastructure both in the United States and internationally. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities. We currently expect our cash flow from operations in the first quarter of 2013 to be near breakeven as we continue to improve gross margin and incur lower research and development expenses.

Net cash used in operating activities was $266.1 million during the year ended December 31, 2012. The largest component of our cash used during this period related to our net loss of $396.2 million, which included non-cash charges of $50.1 million related to stock-based compensation expense, $28.8 million related to depreciation and amortization and $4.9 million related to inventory write-downs and adverse purchase commitments. Significant operating cash outflows were primarily related to $424.4 million of operating expenses, a $194.7 million increase in inventory and operating lease vehicles and $383.2 million of cost of revenues, partially offset by a $197.4 million increase in accounts payable and accrued liabilities, and a $1.1 million decrease in prepaid expenses and other current assets.

Inventory increased to meet our planned production requirements for Model S and powertrain component and system sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. Significant operating cash inflows for the year ended December 31, 2012 were comprised primarily of automotive sales of $385.7 million, a $47.1 million net increase in reservation payments and $27.6 million of development services revenue.

Net cash used in operating activities was $128.0 million for the year ended December 31, 2011. The largest component of our cash used during this period related to our net loss of $254.4 million, which included non-cash charges of $29.4 million related to stock-based compensation expense, $16.9 million related to depreciation and amortization and $2.8 million related to the fair value change in our warrant liability. Significant operating cash outflows were primarily related to $313.1 million of operating expenses, $142.6 million of cost of revenues and a $13.6 million increase in inventory and operating lease vehicles, partially offset by a $30.5 million increase in accounts payable and accrued liabilities, and a $2.6 million increase in other long-term liabilities. Inventory increased to meet our production requirements for the Tesla Roadster as we planned for the final production of the Tesla Roadster and powertrain component sales as well as leasing activities. The increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments.

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

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies. We currently expect our capital expenditures in the fiscal 2013 to be significantly less than those of fiscal 2012, as we have concluded the majority of our investment in the Tesla Factory and Model S tooling. This reduction will be partially offset by expenditures related to expanding our service and store network, investing in new capital equipment and tooling to reduce variable costs and new product development.

Net cash used in investing activities was $206.9 million during the year ended December 31, 2012 primarily related to $239.2 million in purchases of capital equipment and tooling, partially offset by a $25.0 million in maturities of short-term marketable securities and an $8.6 million net transfer of cash out of our dedicated DOE account in accordance with the provisions of the DOE Loan Facility.

Net cash used in investing activities was $162.3 million during the year ended December 31, 2011 primarily related to $184.2 million in purchases of capital equipment and $65.0 million in purchases of short-term marketable securities, partially offset by $50.1 million of net transfers out of our dedicated DOE account in accordance with the provisions of the DOE Loan Facility and $40.0 million from the maturity of short-term marketable securities. The increase in capital purchases was primarily due to significant development and construction activities at the Tesla Factory as well as purchases of Model S related manufacturing equipment and tooling.

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

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from loans under the DOE Loan Facility beginning in 2010 and the net proceeds from our public offerings and private placements of common stock.

Net cash provided by financing activities was $419.6 million during the year ended December 31, 2012 and was comprised primarily of $221.5 million received from our follow-on public offering completed in October 2012, $188.8 million received from our draw-downs under the DOE Loan Facility and $24.9 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan, partially offset by $12.7 million related to our first quarterly repayment of principal related to our loans under the DOE Loan Facility, and $2.8 million related to principal repayments on capital leases.

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

Contractual Obligations

The following table sets forth, as of December 31, 2012 certain significant cash obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2013	2014	2015	2016	2017	2018 and thereafter
Operating lease obligations	$92,639	$13,866	$14,298	$13,692	$19,967	$8,103	$22,713
Capital lease obligations	15,364	5,646	5,199	3,566	923	30	—
Long-term debt	487,551	58,068	57,216	56,378	55,535	54,666	205,688

Total	$595,554	$77,580	$76,713	$73,636	$76,425	$62,799	$228,401

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

As of December 31, 2012 and 2011, we held reservation payments of $138.8 million and $91.8 million from potential customers, respectively, which are not reflected in the table above. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers. All reservation payments for Model S are fully refundable until such time that a customer enters into a purchase agreement.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the year ended December 31, 2012 was denominated in foreign currencies, including the Japanese yen, euro and British pound. Conversely for this period and until such time as we begin shipping significant quantities of Model S vehicles to foreign jurisdictions, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. In the future, and as we begin selling Model S overseas, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars. To date, the foreign currency effect on our consolidated financial statements has not been significant.

Interest Rate Risk

We had cash and cash equivalents totaling $201.9 million as of December 31, 2012. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of December 31, 2012, we had loans under the DOE Loan Facility for an aggregate of $452.3 million and capital lease obligations of $14.3 million, both of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla Motors, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Tesla Motors, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to their presentation and disclosure of non-cash capital expenditures in their consolidated statement of cash flows existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

March 7, 2013

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$201,890	$255,266
Short-term marketable securities	—	25,061
Restricted cash	19,094	23,476
Accounts receivable	26,842	9,539
Inventory	268,504	50,082
Prepaid expenses and other current assets	8,438	9,414

Total current assets	524,768	372,838

Operating lease vehicles, net	10,071	11,757
Property, plant and equipment, net	552,229	298,414
Restricted cash	5,159	8,068
Other assets	21,963	22,371

Total assets	$1,114,190	$713,448

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$303,382	$56,141
Accrued liabilities	39,798	32,109
Deferred revenue	1,905	2,345
Capital lease obligations, current portion	4,365	1,067
Reservation payments	138,817	91,761
Long-term debt, current portion	50,841	7,916

Total current liabilities	539,108	191,339
Common stock warrant liability	10,692	8,838
Capital lease obligations, less current portion	9,965	2,830
Deferred revenue, less current portion	3,060	3,146
Long-term debt, less current portion	401,495	268,335
Other long-term liabilities	25,170	14,915

Total liabilities	989,490	489,403

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of December 31, 2012 and 2011, respectively; 114,214,274 and 104,530,305 shares issued and outstanding as of December 31, 2012 and 2011, respectively	115	104
Additional paid-in capital	1,190,191	893,336
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(1,065,606)	(669,392)

Total stockholders’ equity	124,700	224,045

Total liabilities and stockholders’ equity	$1,114,190	$713,448

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Automotive sales	$385,699	$148,568	$97,078
Development services	27,557	55,674	19,666

Total revenues	413,256	204,242	116,744
Cost of revenues
Automotive sales	371,658	115,482	79,982
Development services	11,531	27,165	6,031

Total cost of revenues	383,189	142,647	86,013
Gross profit	30,067	61,595	30,731
Operating expenses
Research and development	273,978	208,981	92,996
Selling, general and administrative	150,372	104,102	84,573

Total operating expenses	424,350	313,083	177,569

Loss from operations	(394,283)	(251,488)	(146,838)
Interest income	288	255	258
Interest expense	(254)	(43)	(992)
Other expense, net	(1,828)	(2,646)	(6,583)

Loss before income taxes	(396,077)	(253,922)	(154,155)
Provision for income taxes	136	489	173

Net loss	$(396,213)	$(254,411)	$(154,328)

Net loss per share of common stock, basic and diluted	$(3.69)	$(2.53)	$(3.04)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	107,349,188	100,388,815	50,718,302

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$396,213	$254,411	$154,328

Other comprehensive income (loss), net of tax:
Unrealized net loss on short-term marketable securities		(3)	—

Reclassification adjustment for gain included in net income	3	—	—

Other comprehensive income (loss)	3	(3)	—

Comprehensive loss	$396,210	$254,414	$154,328

Tesla Motors, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	208,917,237	319,225	7,284,200	7	7,124	(260,654)	—	(253,523)
Issuance of common stock in July 2010 initial public offering at $17.00 per share, net of issuance costs of $17,497	—		11,880,600	12	184,461	—	—	184,473
Issuance of common stock in July 2010 concurrent private placement at $17.00 per share	—	—	2,941,176	3	49,997	—	—	50,000
Issuance of common stock in November 2010 private placement at $21.15 per share, net of issuance costs of $42	—	—	1,418,573	1	29,957	—	—	29,958
Conversion of preferred stock into shares of common stock	—	—	70,226,844	70	319,155	—	—	319,225
Issuance of common stock upon net exercise of warrants	(208,917,237)	(319,225)	445,047	1	8,662	—	—	8,663
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	711,930	1	1,349	—	—	1,350
Tax benefits from employee equity awards	—	—	—	—	74	—	—	74
Stock-based compensation	—		—	—	21,156	—	—	21,156
Net loss	—	—	—	—	—	(154,328)	—	(154,328)

Balance as of December 31, 2010	—	—	94,908,370	95	621,935	(414,982)	—	207,048
Issuance of common stock in June 2011 public offering at $28.76 per share, net of issuance costs of $305	—	—	6,095,000	6	172,403	—	—	172,409
Issuance of common stock in June 2011 concurrent private placements at $28.76 per share	—	—	2,053,475	2	59,056	—	—	59,058
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,250,002	1	6,642	—	—	6,643
Issuance of common stock under employee stock purchase plan	—	—	223,458	—	3,882	—	—	3,882
Stock-based compensation	—	—	—	—	29,419	—	—	29,419
Comprehensive loss:
Net loss	—	—	—	—	—	(254,411)	—	(254,411)
Unrealized loss on short-term marketable securities, net	—	—	—	—	—	—	(3)	(3)

Total comprehensive loss	—	—	—	—	—	—	—	(254,414)

Balance as of December 31, 2011	—	—	104,530,305	$104	$893,337	$(669,393)	$(3)	$224,045
Issuance of common stock in October 2012 public offering at $28.25 per share, net of issuance costs of $584	—	—	7,964,601	8	221,483	—	—	221,491
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,345,842	2	16,498	—	—	16,500
Issuance of common stock under employee stock purchase plan	—	—	373,526	1	8,388	—	—	8,389
Stock-based compensation	—	—	—	—	50,485	—	—	50,485
Comprehensive loss:
Net loss	—	—	—	—	—	(396,213)	—	(396,213)
Unrealized loss on short-term marketable securities, net	—	—	—	—	—	—	3	3

Total comprehensive loss	—	—	—	—	—	—	—	(396,210)

Balance as of December 31, 2012	—	—	114,214,274	115	1,190,191	(1,065,606)	—	$124,700

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net loss	$(396,213)	$(254,411)	$(154,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,825	16,919	10,623
Change in fair value of warrant liabilities	1,854	2,750	5,022
Discounts and premiums on short-term marketable securities	56	(112)	—
Stock-based compensation	50,145	29,419	21,156
Excess tax benefits from stock-based compensation	—	—	(74)
Loss on abandonment of fixed assets	1,504	345	8
Inventory write-downs	4,929	1,828	951
Changes in operating assets and liabilities
Accounts receivable	(17,303)	(2,829)	(3,222)
Inventories and operating lease vehicles	(194,726)	(13,638)	(28,513)
Prepaid expenses and other current assets	1,121	(248)	(4,977)
Other assets	(482)	(288)	(463)
Accounts payable	187,821	19,891	(212)
Accrued liabilities	9,603	10,620	13,345
Deferred development compensation	—	—	(156)
Deferred revenue	(526)	(1,927)	4,801
Reservation payments	47,056	61,006	4,707
Other long-term liabilities	10,255	2,641	3,515

Net cash used in operating activities	(266,081)	(128,034)	(127,817)

Cash Flows From Investing Activities
Purchases of marketable securities	(14,992)	(64,952)	—
Maturities of short-term marketable securities	40,000	40,000	—
Payments related to acquisition of Fremont manufacturing facility and related assets	—	—	(65,210)
Purchases of property and equipment excluding capital leases	(239,228)	(184,226)	(40,203)
Withdrawals out of (transfers into) our dedicated Department of Energy account, net	8,620	50,121	(73,597)
Increase in other restricted cash	(1,330)	(3,201)	(1,287)

Net cash used in investing activities	(206,930)	(162,258)	(180,297)

Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offerings, net	221,496	172,410	188,842
Proceeds from issuance of common stock in private placements	—	59,058	80,000
Principal payments on capital leases and other debt	(2,832)	(416)	(315)
Proceeds from long-term debt and other long-term liabilities	188,796	204,423	71,828
Principal payments on long-term debt	(12,710)	—	—
Proceeds from exercise of stock options and other stock issuances	24,885	10,525	1,350
Excess tax benefits from stock-based compensation	—	—	74
Deferred common stock and loan facility issuance costs	—	—	(3,734)

Net cash provided by financing activities	419,635	446,000	338,045

Net increase (decrease) in cash and cash equivalents	(53,376)	155,708	29,931
Cash and cash equivalents at beginning of period	255,266	99,558	69,627

Cash and cash equivalents at end of period	$201,890	$255,266	$99,558

Supplemental Disclosures
Interest paid	$6,938	$3,472	$1,138
Income taxes paid	117	282	9
Supplemental noncash investing and financing activities
Conversion of preferred stock to common stock	—	—	319,225
Issuance of common stock upon net exercise of warrants	—	—	6,962
Issuance of convertible preferred stock warrant	—	—	6,294
Issuance of common stock warrant	—	—	1,701
Acquisition of property and equipment	44,890	15,592	4,482

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

Since inception, we have incurred significant losses and have used approximately $709.2 million of cash in operations through December 31, 2012. As of December 31, 2012, we had $201.9 million in cash and cash equivalents. We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated Department of Energy (DOE) account, together with our current projections of cash flow from operating activities, will provide us adequate liquidity, based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects and establish sales and service centers.

Correction of Prior Year Amounts

We have revised our consolidated statement of cash flows for the year ended December 31, 2011 to correct an immaterial error. Amounts related to purchases of property and equipment during 2011 that were not paid at December 31, 2011 were erroneously included as cash outflows from investing activities in our previously issued financial statements. This revision resulted in a $13.7 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities. We have also revised our supplemental disclosure of noncash acquisition of property and equipment by an increase of $12.9 million for 2011.

Additionally, we have restated the unaudited statements of cash flows for interim periods during the years ended December 31, 2012 and 2011 for similar errors in our cash flows used in investing activities and cash flows used in operating activities (see Note 17).

There was no impact on previously reported total cash and cash equivalents, consolidated balance sheets or consolidated statements of operations.

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

Revenue Recognition

We recognize revenues from sales of Model S and the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of regulatory credits, such as zero emission vehicle (ZEV) and greenhouse gas emission (GHG) credits, as well as sales of electric vehicle powertrain components and systems, such as battery packs and drive units and sales of services related to the development of these systems. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

For multiple deliverable revenue arrangements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have been able to establish the fair value for each of the deliverables within multiple element arrangements because we sell each of the vehicles, vehicles accessories and options separately, outside of any multiple element arrangements.

Automotive Sales

Automotive sales consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Vehicle, options and related sales	$354,344	$101,708	$75,459
Powertrain component and related sales	31,355	46,860	21,619

Total automotive sales	$385,699	$148,568	$97,078

Automotive sales consist primarily of revenue earned from the sales of the Model S, Tesla Roadster, vehicle service, and vehicle options, accessories and destination charges as well as sales of regulatory credits. Automotive sales also consist of revenue earned from the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other automotive manufacturers. Sales or other amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statements of operations and are instead recorded as deferred revenue on the consolidated balance sheets.

In regards to the sale of Model S and the Tesla Roadsters, revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In a limited number of circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer if the options do not limit the functionality of the vehicle. In such cases, we will continue to defer the related revenue based on the undelivered item’s fair value, as evidenced by the contractual price of the option in stand-alone transactions. Automotive sales also consist of revenue earned from the sales of vehicle options, accessories and destination charges. While these sales may take place separately from a vehicle sale, they are often part of a single vehicle sales agreement resulting in multiple element arrangements. To determine the appropriate accounting for recognition of our revenue, we consider whether the deliverables specified in the multiple element arrangement should be treated as separate units of accounting, and, if so, how the price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We also evaluate whether a delivered item has value on a stand-alone basis prior to delivery of the remaining items by determining whether we have made separate sales of such items or whether the undelivered items are essential to the functionality of the delivered items. Further, we assess whether we know the fair value of the undelivered items, determined by reference to stand-alone sales of such items. To date, we have been able to establish the fair value for each of the deliverables within these multiple element arrangements because we sell each of the vehicles, vehicle accessories and options separately, outside of any multiple element arrangements. As each of these items has stand-alone value to the customer, revenue from sales of vehicle accessories and options are recognized when those specific items are delivered to the customer.

In February 2010, we began offering a leasing program to qualified customers in the United States for the Tesla Roadster. Through our wholly owned subsidiary, qualifying customers are permitted to lease the Tesla Roadster for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues on a straight-line basis over the term of the individual leases and record cost of sales equal to the depreciation of the leased vehicles. As of December 31, 2012 and 2011, we had deferred revenues of $0.7 million and $0.8 million, respectively, of down payments which will be recognized over the term of the individual leases. Lease revenues are recorded in automotive sales and for the years ended December 31, 2012, 2011 and 2010, we recognized $3.6 million, $3.0 million and $0.8 million, respectively.

Regulatory Credits Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws and regulations provide that a manufacturer of zero emission vehicles may earn regulatory credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Similar regulations exist at the federal level which require compliance related to greenhouse gas (GHG) emissions and also allow for the sale of excess credits by one manufacturer to other manufacturers. As a manufacturer solely of zero emission vehicles, we have earned emission credits, such as ZEV and GHG credits on vehicles, and we expect to continue to earn these credits in the future. Since all of our commercial vehicles are electric, we do not receive any compliance benefit from the generation of these credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our regulatory credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits are transferred to the purchasing party by the governmental agency issuing the credits. Revenue from the sale of regulatory credits totaled $40.5 million, $2.7 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Extended Service and Battery Replacement Plans

We provide Tesla Roadster customers with the opportunity to purchase an extended warranty plan for the period after the end of our initial New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles. We refer to this program as our Extended Service plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales over the extended warranty period. As of December 31, 2012 and 2011, we had deferred $1.5 million, respectively. During the year ended December 31, 2012, we recognized revenue of $0.1 million related to this program.

Additionally, we have previously provided customers of our Tesla Roadsters with a one-time option to replace the battery packs in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. We refer to this program as our Battery Replacement program. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our obligation to replace the battery packs. As of December 31, 2012 and 2011, we had deferred $1.2 million, respectively, related to the Battery Replacement program and have not yet recognized any related revenues.

Development Services Revenue

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and sample vehicles to meet a customer’s specifications. Revenue is recognized as the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at-risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheets. Costs of development services are expensed as incurred. When development services arrangements have multiple elements, we evaluate the separability of the various deliverables to ensure appropriate revenue recognition. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of revenues.

Freestanding Stock Warrants

We had freestanding warrants to purchase shares of our convertible preferred stock prior to our IPO in July 2010. The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in other expense, net, on the consolidated statement of operations. For our Series C and other Series E convertible preferred stock warrants, excluding the DOE warrants, we adjusted the liability for changes in fair value through the completion of our IPO. At that time, the convertible preferred stock warrants were net exercised and the related liability was reclassified to additional paid-in capital. For the Series E convertible preferred stock warrants issued to the DOE (see Note 8), upon the completion of our IPO, the DOE warrants converted into warrants to purchase our common stock. The related liability will continue to be adjusted for changes in fair value until the earlier of vesting or expiration of the warrants. If the warrants are exercised, the warrant liability will be reclassified to common stock and additional paid-in capital.

Cash and Cash Equivalents

All highly liquid investments with an original or remaining maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently deposit excess cash primarily in money market funds.

Marketable Securities

Marketable securities are comprised of commercial paper and corporate debt and are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other expense, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other expense, net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. We maintained total restricted cash of $24.3 million and $31.5 million as of December 31, 2012 and 2011, respectively. Current restricted cash primarily represents cash held in separate dedicated accounts required under our DOE loan facility (see Note 8) and is used as a mechanism to defer advances under the DOE loan facility as well as to pre-fund planned future loan repayments. Noncurrent restricted cash is comprised primarily of security deposits held by vendors as part of the vendors’ standard credit policies, security deposits related to lease agreements and equipment financing, and certain refundable reservation payments segregated in accordance with state consumer protection regulations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to sales of powertrain systems and regulatory credits to other vehicle manufacturers. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we provide an allowance against amounts receivable to reduce the net recognized receivable to the amount we reasonably believe will be collected. We typically do not carry accounts receivable related to our vehicle and related sales as customer payments are due prior to vehicle delivery.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. Our cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. We invest cash not required for use in operations in high credit quality securities based on our investment policy. Our investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that we believe will provide liquidity while reducing risk of loss of capital. Investments are of a short-term nature and include investments in corporate debt securities.

As of December 31, 2012 and 2011, our accounts receivable were derived primarily from the development and sales of powertrain systems as well as sales of regulatory credits to other automobile manufacturers.

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	December 31, 2012	December 31, 2011
Customer A	56%	—
Customer B	15%	52%
Customer C	—	38%

Supply Risk

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

Property, Plant and Equipment

Property, plant and equipment are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment and software	3 years
Office furniture, machinery and equipment	3 to 12 years
Building and building improvements	30 years

Depreciation for tooling is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the related assets, which is generally up to 125,000 vehicles.

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

Operating Lease Vehicles

Vehicles that are leased as part of our leasing program, are classified as operating lease vehicles. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the term of the operating leases of three years. The total cost of operating lease vehicles recorded in the consolidated balance sheets as of December 31, 2012 and 2011 was $13.4 million and $13.7 million, respectively. Accumulated depreciation related to leased vehicles as of December 31, 2012 and 2011 was $3.3 million and $2.0 million, respectively.

Intangible Assets

Intangible assets with finite useful lives are amortized over their estimated useful lives. As of December 31, 2012 and 2011, intangible assets are comprised of emission permits related to our Tesla Factory. These emission permits are related to the operation of our Tesla Factory and therefore, are amortized over the same useful life.

Long-lived Assets

We evaluate our long-lived assets, including intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2012 and 2011, we have not recorded any impairment losses on our long-lived assets.

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

Advertising and Promotion Costs

Advertising and sales promotion costs are expensed as incurred. During the years ended December 31, 2012, 2011 and 2010, advertising, promotion and related marketing expenses were $3.9 million, $2.9 million and $3.1 million, respectively.

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

In August 2012, our Board of Directors granted stock options to Elon Musk, our Product Architect and Chief Executive Officer (CEO Grant) subject to a vesting schedule based entirely on performance and market conditions. The stock-based compensation expense associated with the CEO Grant is recognized over the longer of the expected achievement period of the performance and market conditions as the relevant performance condition is probable of being met (see Note 10).

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other expense, net, in the consolidated statements of operations and have not been significant for any periods presented.

We hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency exchange forward contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other expense, net, on our consolidated statements of operations. We do not enter into derivative contracts for trading purposes.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of unrealized gains and losses on our available-for-sale marketable securities that have been excluded from the determination of net loss.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of three years or 36,000 miles, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Tesla Roadster customers had the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, provided they are purchased within a specified period of time. In June 2012, we commenced deliveries of Model S. Model S is sold with a warranty of four years or 50,000 miles for most vehicle components and covers the battery pack for a period of eight years or 100,000 miles, 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery pack’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Accrued warranty—beginning of period	$6,315	$5,417	$3,757
Warranty costs incurred	(3,424)	(2,750)	(2,231)
Provision for warranty	10,122	3,648	3,891

Accrued warranty—end of period	$13,013	$6,315	$5,417

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

Environmental Liabilities

We are subject to federal and state laws and regulations for the protection of the environment, including those related to the discharge of hazardous materials and remediation of contaminated sites. In October 2010, we completed the purchase of our Tesla Factory located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which affect soil and groundwater. As the owner of the Fremont site, we may be responsible for the entire investigation and remediation of any environmental contamination at the Fremont site, whether it occurred before or after the date we purchased the property. Upon the completion of the purchase in October 2010, we recorded the fair value of the environmental liabilities that we estimated to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. Estimated potential costs are not discounted to present value as the timing of payments cannot be reasonably estimated.

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

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Period-end stock options to purchase common stock	25,007,776	15,806,663	13,804,788
Period-end DOE warrant to purchase common stock	3,090,111	3,090,111	3,090,111
Period-end common stock subject to repurchase	—	278	2,669

3. Balance Sheet Components

Inventory

As of December 31, 2012 and 2011, our inventory consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$163,637	$12,095
Work in process	24,535	3,665
Finished goods	62,559	26,120
Service parts	17,773	8,202

Total	$268,504	$50,082

We write down inventory as a result of excess and obsolete inventories, or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2012, 2011 and 2010, we recorded write-downs of $5.0 million, $1.8 million and $1.0 million, respectively, in cost of automotive sales.

Property, Plant and Equipment

As of December 31, 2012 and 2011, our property, plant and equipment, net, consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Machinery, equipment and office furniture	$223,745	$21,495
Tooling	172,584	16,584
Building and building improvements	50,574	—
Leasehold improvements	39,224	27,901
Land	26,391	26,391
Computer equipment and software	22,125	10,804
Construction in progress	75,129	227,461

	609,772	330,636
Less: Accumulated depreciation and amortization	(57,543)	(32,222)

Total	$552,229	$298,414

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins when they are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the years ended December 31, 2012 and 2011, we capitalized $7.6 million and $5.1 million of interest expense, respectively.

Depreciation and amortization expense during the years ended December 31, 2012, 2011 and 2010 were $25.3 million, $14.6 million and $10.0 million, respectively. Total property and equipment assets under capital lease as of December 31, 2012 and 2011 were $8.1 million and $2.4 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $1.0 million and $0.3 million, respectively.

Other Assets

As of December 31, 2012 and 2011, our other assets consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Emission permits	$14,267	$14,508
Loan facility issuance costs, net	5,759	6,407
Other	1,936	1,456

Total	$21,962	$22,371

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life.

Accrued Liabilities

As of December 31, 2012 and 2011, our accrued liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Payroll and related costs	$15,525	$8,905
Accrued purchases	10,334	19,645
Taxes payable	9,710	967
Accrued warranty	3,056	2,044
Other	1,173	548

Total	$39,798	$32,109

Other Long-Term Liabilities

As of December 31, 2012 and 2011, our other long-term liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued warranty, long-term	$9,957	$4,271
Deferred rent liability	6,075	3,839
Environmental liabilities	5,300	5,300
Other	3,838	1,505

Total	$25,170	$14,915

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

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our short-term marketable securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments. Our common stock warrant liability (see Note 8) is classified within Level III of the fair value hierarchy.

As of December 31, 2012 and 2011, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	December 31, 2012				December 31, 2011
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$60,272	$60,272	$—	$—	$196,701	$196,701	$—	$—
Corporate note	—	—	—	—	10,062	—	10,062	—
Commercial paper	—	—	—	—	14,999	—	14,999	—

Total	$60,272	$60,272	$—	$—	$221,762	$196,701	$25,061	$—

Common stock warrant liability	$10,692	$—	$—	$10,692	$8,838	$—	$—	$8,838
Foreign currency forward contracts	—	—	—	—	109	—	109	—

Total	$10,692	$—	$—	$10,692	$8,947	$—	$109	$8,838

All of our available-for-sale marketable securities matured during the year ended December 31, 2012. Our available-for-sale marketable securities classified by security type as of December 31, 2011 consisted of the following (in thousands):

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

The changes in the fair value of our common stock warrant liability were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Fair value, beginning of period	$8,838	$6,088
Change in fair value	1,854	2,750

Fair value, end of period	$10,692	$8,838

The estimated fair value of our long-term debt based on a market approach was approximately $366.9 million (par value of $452.3 million) and $220.3 million (par value of $276.3 million) as of December 31, 2012 and 2011, respectively, and represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

We operate in various foreign countries, which exposes us to foreign currency exchange risk between the U.S. dollar and various foreign currencies, the most significant of which have been the Japanese yen, euro and British pound. In order to manage this risk, we enter into selected foreign currency forward contracts. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other expense, net, on our consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, net gains and losses related to these instruments were not significant. We had notional amounts on foreign currency exchange contracts outstanding of $8.8 million as of December 31, 2011. There were no foreign currency forward contracts outstanding as of December 31, 2012.

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

As of December 31, 2012 and 2011, we held reservation payments of $138.8 million and $91.8 million, respectively. In order to convert the reservation payments into revenue, we will need to sell vehicles to these customers.

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

7. Convertible Preferred Stock Warrants

Series C convertible preferred warrants were net exercised for 184,359 shares of common stock at our IPO in July 2010. The fair value of these warrants as of July 2, 2010 in the amount of $3.6 million was recorded in equity on the consolidated balance sheet, and a charge from the change in the fair value of these warrants during 2010 in the amount of $2.6 million was recognized in other expense, net, in the consolidated statement of operations.

Series E convertible preferred stock warrants were net exercised for 160,688 shares of common stock at our IPO in July 2010. The fair value of these warrants as of July 2, 2010 in the amount of $3.4 million was recorded in equity on the consolidated balance sheet, and a charge from the change in the fair value of these warrants during 2010 in the amount of $2.7 million was recognized in other expense, net, on the consolidated statement of operations.

8. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, and in June and December 2012 to allow us to effect certain initiatives in our business plan. In September 2012, we entered into an amendment with the DOE to remove our obligation to comply with the current ratio financial covenant as of September 30, 2012 and amend the timing of pre-funding the principal payment due in June 2013. We entered into another amendment with the DOE in March 2013 that, among other things, modified certain future financial covenants, accelerated the maturity date of the DOE Loan Facility to December 15, 2017, created an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, and created additional contingent obligations based on excess cash flows that may result in accelerated repayment of the DOE Loan Facility starting in 2015. The original amortization schedule for the DOE Loan Facility is not affected by this recent amendment, and so the debt service payments remain the same until the new maturity date when all outstanding loans under the DOE Loan Facility are to be repaid. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. An aggregate principal amount of $101.2 million was made available under the first term loan facility to finance up to 80% of the costs eligible for funding for the powertrain engineering and the build out of a facility to design and manufacture lithium-ion battery packs, electric motors and electric components (the Powertrain Facility). Aggregate principal amount of $363.9 million was made available under the second term loan facility to finance up to 80% of the costs eligible for funding for the development of, and to build out the manufacturing facility for, our Model S sedan (the Model S Facility). Under the DOE Loan Facility, we are responsible for the remaining 20% of the costs eligible for funding under the ATVM Program for the projects as well as any cost overruns for each project. As of August 31, 2012, we have fully drawn down the aforementioned facilities.

Our DOE Loan Facility draw-downs have been as follows (in thousands):

	Loan Facility Available for Future Draw-downs	Interest rates
Beginning balance, January 20, 2010	$465,048

Draw-downs received during the three months ended March 31, 2010	(29,920)	2.9% - 3.4%
Draw-downs received during the three months ended June 30, 2010	(15,499)	2.5% -3.4%
Draw-downs received during the three months ended September 30, 2010	(11,138)	1.7% -2.6%
Draw-downs received during the three months ended December 31, 2010	(15,271)	1.7% - 2.8%

Remaining balance, December 31, 2010	393,220

Draw-downs received during the three months ended March 31, 2011	(30,656)	2.1% - 3.0%
Draw-downs received during the three months ended June 30, 2011	(31,693)	1.8% - 2.7%
Draw-downs received during the three months ended September 30, 2011	(90,822)	1.0% - 1.4%
Draw-downs received during the three months ended December 31, 2011	(51,252)	1.0% - 1.5%

Remaining balance, December 31, 2011	188,797

Draw-downs received during the three months ended March 31, 2012	(84,267)	0.9% - 1.6%
Draw-downs received during the three months ended June 30, 2012	(71,274)	1.0% - 1.3%
Draw-downs received during the three months ended September 30, 2012	(33,256)	1.0% - 1.2%

Remaining balance, December 31, 2012	$—

Advances under the DOE Loan Facility accrue interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance. Interest on advances under the DOE Loan Facility is payable quarterly in arrears. Advances under the Powertrain Facility are repayable in 21 equal quarterly installments commencing on December 15, 2012. All outstanding amounts under the Powertrain Facility will be due and payable on the maturity date of December 15, 2017. Advances under the Model S Facility are repayable in 21 equal quarterly installments commencing on December 15, 2012. All outstanding amounts under the Model S Facility will be due and payable on the maturity date of December 15, 2017. Advances under the loan facilities may be voluntarily prepaid at any time at a price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid, which could result in the advance being prepaid at a discount, at par or at a premium. The loan facilities are subject to mandatory prepayment with net cash proceeds received from certain dispositions, loss events with respect to property and other extraordinary receipts. All obligations under the DOE Loan Facility are secured by substantially all of our property.

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) a limit on capital expenditures, (ii) from December 31, 2013, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, and (iii) from March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We were in compliance with our current applicable financial covenants as of December 31, 2012. The DOE Loan Facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default include a failure of Elon Musk, our Chief Executive Officer (CEO), Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility. As part of the most recent amendment to the DOE Loan Facility in March 2013, we agreed to, among other things, (i) make an early payment of approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, (ii) make additional quarterly prepayments equal to: 20% of our excess cash flow for each quarter of fiscal 2015; and 35% of our excess cash flow for each quarter of fiscal 2016 and 2017.

Under the DOE Loan Facility, we have agreed to fund a dedicated debt service reserve account. In February 2012, we pre-funded $15.0 million into this account, an amount equal to all principal and interest that came due on December 15, 2012. In October 2012, we also pre-funded $14.2 million into this account, an amount equal to all principal and interest that will come due on March 15, 2013 in accordance with the pre-funding requirement under the DOE Loan Facility. Most recently, in February 2013, we pre-funded $14.6 million into this account, an amount equal to all principal and interest that will come due on June 15, 2013.

In addition, we have agreed to make additional payments, beginning June 15, 2013, of between $14.2 million to $14.5 million each quarter to pre-fund the quarterly principal and interest payments that will be due from September 15, 2013 through December 15, 2014. Once we have deposited such amounts, we will not be required to further pre-fund such debt service reserve account. As of December 31, 2012, $14.9 million was held in this dedicated account. We have classified this cash as current restricted cash on the consolidated balance sheet.

DOE Warrant

In connection with the closing of the DOE Loan Facility, we have issued a warrant to the DOE to purchase shares of our common stock at an exercise price of $7.54 per share and a warrant to purchase up to 5,100 shares of our common stock at an exercise price of $8.94 per share. Beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under these warrants will become exercisable in quarterly amounts depending on the average outstanding balance of the loan during the prior quarter. These warrants may be exercised until December 15, 2023. If we prepay the DOE Loan Facility in part or in full, the total amount of shares exercisable under the warrants will be reduced.

Since the number of shares ultimately issuable under the warrant will vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date.

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

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility of approximately 13 years. During the years ended December 31, 2012, 2011 and 2010, we amortized $0.6 million to income expense, respectively.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of shares of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As of December 31, 2012 and 2011, the fair value of the DOE warrant was $10.7 million and $8.8 million, respectively. During the years ended December 31, 2012 and 2011, we recognized expense for the change in the fair value of the DOE warrant in the amount of $1.9 million and $2.8 million through other expense, net, in the consolidated statements of operations, respectively. During the year ended December 31, 2010, we recognized income from the change in the fair value of the DOE warrant in the amount of $0.2 million through other expense, net, in the consolidated statement of operations.

9. Common Stock

In June 2010, our registration statement on Form S-1 for our IPO was declared effective by the Securities and Exchange Commission. As a result, the number of authorized shares of our common stock increased from 106,666,667 to 2,000,000,000 shares.

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

In June 2011, we completed a follow-on offering of common stock in which we sold a total of 6,095,000 shares of our common stock and received cash proceeds of $172.7 million from this transaction, net of underwriting discounts. Concurrent with this offering, we also sold 1,416,000 shares of our common stock to our CEO and 637,475 shares of our common stock to Blackstar InvestCo LLC, an affiliate of Daimler, and received total cash proceeds of $59.1 million in the private placements. No underwriting discounts or commissions were paid in connection with these private placements.

In October 2012, we completed a follow-on offering of common stock in which we sold a total of 7,964,601 shares of our common stock and received cash proceeds of $222.1 million (which includes 35,398 shares or $1.0 million sold to our CEO) from this transaction, net of underwriting discounts and offering costs.

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

10. Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 9), we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options and stock purchase rights to our employees, directors and consultants. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. As of December 31, 2012, there were 469,531 shares of common stock reserved for issuance under the Plan.

The following table summarizes option activity under the Plan:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31,2009	1,014,687	11,574,034	$5.44
Additional options reserved	11,269,286	—	—
Repurchased restricted stock	9,170	—	0.90
Granted	(3,328,705)	3,328,705	17.96
Exercised	—	(721,080)	1.84
Cancelled	443,537	(443,537)	6.61

Balance, December 31, 2010	9,407,975	13,738,122	8.62
Additional options reserved	3,796,342	—
Granted	(4,011,973)	4,011,973	27.49
Exercised	—	(1,216,669)	5.41
Cancelled	726,763	(726,763)	15.26

Balance, December 31, 2011	9,919,107	15,806,663	13.35
Additional options reserved	1,064,046	—
Granted	(11,854,941)	11,854,941	31.18
Exercised	—	(1,312,439)	12.52
Cancelled	1,341,319	(1,341,389)	25.51

Balance, December 31, 2012	469,531	25,007,776	21.20

In addition to stock options issued from the Plan, there were zero, 33,333 and 66,666 stock options as of December 31, 2012, 2011and 2010, respectively, that we had previously granted to non-employees outside of the Plan. These outstanding non-employee options had a weighted average exercise price of $1.80 as of each year end.

Additional information regarding all stock options outstanding and exercisable as of December 31, 2012 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15 - $6.15	1,037,664	$3.08		924,801	$2.98
$6.63 - $6.63	7,475,413	6.63		6,456,263	6.63
$9.96 - $25.27	2,682,735	19.00		1,446,362	17.98
$27.25 - $29.12	2,522,885	28.18		801,246	28.30
$29.25 - $31.07	1,680,276	30.14		158,300	30.36
$31.17 - $31.17	5,865,560	31.17		19,524	31.17
$31.49 - $33.15	2,686,684	31.80		318,914	31.51
$33.22 - $34.00	390,314	33.29		103,184	33.22
$34.57 - $34.57	475,275	34.57		1,750	34.57
$36.01 - $36.01	190,970	36.01		1,549	36.01

	25,007,776	21.20	6.99	10,231,893	11.07	5.35

Additional information regarding all stock options outstanding and exercisable as of December 31, 2011 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15 - $6.15	1,617,294	$3.06		1,099,285	$2.83
$6.63 - $6.63	7,695,280	6.63		4,694,483	6.63
$9.96 - $20.72	2,039,559	15.70		826,053	15.17
$22.88 - $27.88	1,788,889	24.48		126,574	25.00
$27.91 - $28.35	479,412	28.14		8,152	28.05
$28.43 - $28.43	428,212	28.43		5,312	28.43
$28.45 - $28.45	971,262	28.45		215,150	28.45
$30.41 - $30.41	179,838	30.41		2,450	30.41
$30.55 - $30.55	258,500	30.55		71,956	30.55
$33.22 - $33.22	381,750	33.22		3,939	33.22

	15,839,996	13.33	6.20	7,053,354	8.34	5.15

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2012 and 2011 was $317.7 million and $243.9 million, respectively. The intrinsic value of options exercisable was $233.3 million and $142.8 million, and the intrinsic value of options vested and expected to vest was $280.7 million and $220.5 million as of December 31, 2012 and 2011, respectively. The total intrinsic value of options exercised was $35.1 million and $27.8 million for the years ended December 31, 2012 and 2011, respectively.

Fair Value Adoption

We utilize the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award and Employee Stock Purchase Plan (the ESPP) on the grant date generally using the Black-Scholes option pricing model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate:
Stock options	1.0%	2.0%	2.0%
ESPP	0.2%	0.2%	—
Expected term (in years):
Stock options	5.9	6.0	5.3
ESPP	0.5	0.5	—
Expected volatility:
Stock options	63%	70%	71%
ESPP	51%	59%	—
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	—

The weighted-average grant-date fair value for option awards granted during the years ended December 31, 2012, 2011 and 2010 was $16.37, $17.43 and $10.99 per share, respectively. The weighted-average grant-date fair value for ESPP granted during the years ended December 31, 2012, 2011 and 2010 was $8.99, $7.52 and $5.49 per share, respectively.

The fair value of the shares of common stock underlying stock options granted to prior to our IPO in July 2010 was determined by the Board of Directors as there was no public market for our common stock. The Board of Directors determined fair value of the common stock at the time of each grant of options by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and trends in the broader automobile industry. We have not granted stock options with an exercise price that is less than the fair value of the underlying common stock as determined at the time of grant by our Board of Directors, with input from management.

Information regarding our stock option grants during the six months prior to the completion of our IPO, including the grant date; the number of stock options issued with each grant; and the exercise price, which equals the grant date fair value of the underlying common stock for each grant of stock options, is summarized as follows:

Grant Date	Number of Options Granted	Exercise Price and Fair Value per Share of Common Stock
March 3, 2010	402,660	9.96
April 28, 2010	256,320	13.23
June 12, 2010	1,135,710	14.17

Performance-Based Stock Options

In December 2009, our Board of Directors approved an option grant to our CEO representing 4% of our fully-diluted share base prior to such grant as of the grant date, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date in recognition of his and our company’s achievements and to create incentives for future success. In addition, to create incentives for the attainment of clear performance objectives around a key element of our business plan— the successful launch and commercialization of Model S—the Board of Directors approved an additional option grant to our CEO totaling an additional 4% of our fully-diluted shares prior to such grant as of the grant date, or 3,355,986 stock options, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming our CEO’s continued employment and service to us through each vesting date:

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

If he does not meet one or more of the above milestones prior to the fourth anniversary of the date of the grant, he will forfeit his right to the unvested portion of the grant. Through December 31, 2012, the first three performance milestones were achieved and the remaining performance milestone was considered probable of achievement.

Due to the significant number of stock options granted to our CEO, we valued these December 2009 grants by using the following grant-specific Black-Scholes assumptions: risk-free interest rate of 1.7%, expected term of 4.1 years, expected volatility of 70% and dividend yield of 0%. Stock-based compensation expense related to this grant to our CEO was $4.2 million, $6.3 million and $9.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Our Board of Directors also approved option grants in June and September 2010 to purchase our common stock of 666,300 and 20,000, respectively, to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for our CEO above. Through December 31, 2012, the first three performance milestones were achieved and the remaining performance milestone was considered probable of achievement. For the years ended December 31, 2012, 2011 and 2010, we recognized $1.4 million, $4.9 million and $8.9 million, respectively, of stock-based compensation expense related to the attainment of performance objectives. In August 2012, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with increases in stockholder value, our Board of Directors granted 5,274,901 stock options to our CEO (2012 CEO Grant). The 2012 CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date.

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

The term of the 2012 CEO Grant will be ten years, so that if any vesting tranches remain unvested after expiration of the 2012 CEO Grant, they will be forfeited. In addition, our CEO will forfeit any unvested options if he is terminated as CEO of the Company, whether for cause or otherwise.

We measured the fair value of the 2012 CEO Grant using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.65%, expected term of ten years, expected volatility of 55% and dividend yield of 0%.

Stock-based compensation expense associated with the 2012 CEO Grant is recognized for each performance condition over the vesting period beginning at the point in time that the relevant performance condition is considered probable of being met, regardless as to whether the related market condition is ever met (though meeting the market condition would also be required in order for the related options to ultimately vest).

As of December 31, 2012, a performance milestone, coupled with a market condition, was considered probable of achievement. Stock-based compensation expense related to the 2012 CEO Grant was $1.3 million for the year ended December 31, 2012.

Summary Stock Based Compensation Information

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$2,194	$670	$243
Research and development	26,580	13,377	4,139
Selling, general and administrative	21,371	15,372	16,774

Total	$50,145	$29,419	$21,156

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As required, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of December 31, 2012, we had $109.5 million of total unrecognized compensation expense, net, of estimated forfeitures, that will be recognized over a weighted-average period of 5.35 years.

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010 (see Note 9), we established the ESPP. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each six-month offering period. During the years ended December 31, 2012 and 2011, 373,526 shares and 223,458 shares were issued under the ESPP for $8.4 million and $3.9 million, respectively. A total of 2,615,749 shares of common stock have been reserved for issuance under the ESPP, and there were 2,018,765 shares available for issuance under the ESPP as of December 31, 2012.

11. Income Taxes

No provision for U.S. income taxes has been made due to cumulative losses since the commencement of operations.

A provision for income taxes of $0.1 million, $0.5 million and $0.2 million has been recognized for the years ended December 31, 2012, 2011 and 2010, respectively, related primarily to our subsidiaries located outside of the United States. Our net loss before provision for income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$396,653	$254,761	$154,734
International	(472)	(839)	(579)

Loss before income taxes	$396,181	$253,922	$154,155

The components of the provision for income taxes for the years ended December 31, 2012, 2011 and 2010, consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	23	29	9
Foreign	282	437	177

Total current	305	466	186

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(169)	23	(13)

Total deferred	(169)	23	(13)

Total provision for income taxes	$136	$489	$173

Deferred tax assets (liabilities) as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry-forwards	$346,663	$218,811
Research and development credits	21,427	18,501
Foreign tax credits	120
Deferred revenue	694	526
Inventory and warranty reserves	8,088	3,537
Depreciation and amortization	72	3,071
Accruals and others	10,933	3,970

Total deferred tax assets	387,997	248,416
Valuation allowance	(371,844)	(248,384)

Deferred tax liabilities:
Others	(400)	—
Depreciation and amortization	(15,588)	(37)

Net deferred tax assets (liabilities)	$165	$(5)

Reconciliation of statutory federal income taxes to our effective taxes for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax at statutory federal rate	$(134,702)	$(86,333)	$(52,413)
State tax—net of federal benefit	(12,580)	(8,118)	(5,842)
Nondeductible expenses	9,897	10,742	9,310
Foreign income rate differential	262	(56)	254
U.S. tax credits	(2,785)	(5,049)	(4,406)
Other reconciling items	525	1,589	736
Change in valuation allowance	139,519	87,714	52,534

Provision for income taxes	$136	$489	$173

Management believes that based on the available information, it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets.

As of December 31, 2012, we had approximately $947.6 million of federal and $578.3 million of California operating loss carry-forwards available to offset future taxable income, $32.3 million of which is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These carryforwards will expire in varying amounts beginning in 2024 for federal and 2019 for state if unused. Additionally, we have research and development tax credits of approximately $10.9 million and $16.0 million for federal and state income tax purposes, respectively. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2019. However, the state credits can be carried forward indefinitely.

We have indefinitely reinvested $2.3 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of December 31, 2012. No deferred tax liability has been recognized for the remittance of such earnings to the United States since it is our intention to utilize these earnings to fund future foreign expansions including but not limited to, hiring of additional personnel, capital purchases, expansion into larger facilities, and potential new dealerships, and determination of the potential deferred tax liability is not practical.

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

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

January 1, 2010	$15,596
Increases in balances related to tax positions taken during current year	797

December 31, 2010	16,393
Increases in balances related to tax positions taken during current year	1,037

December 31, 2011	17,430
Increases in balances related to tax positions taken during current year	640

December 31, 2012	$18,070

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was immaterial. As of December 31, 2012, unrecognized tax benefits of $18.1 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various states and foreign jurisdictions. Tax years 2009 to 2011 remain subject to examination for federal purposes, and tax years 2008 to 2011 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2007 to 2011 remain open for examination in other U.S. state and foreign jurisdictions.

12. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands).

Revenues

	Year Ended December 31,
	2012	2011	2010
North America	$355,325	$109,233	$41,866
Europe	50,318	84,397	70,542
Asia	7,613	10,612	4,336

Total	$413,256	$204,242	$116,744

During the years ended December 31, 2012, 2011 and 2010, we recognized revenues of $341.5 million, $103.9 million and $37.6 million in the United States, respectively.

Long-lived Assets

	December 31, 2012	December 31, 2011
United States	$552,302	$304,787
International	9,998	5,384

Total	$562,300	$310,171

13. Strategic Partnerships

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

Daimler Mercedes-Benz EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. In 2012, we received two purchase orders from Daimler to begin development work and also entered into a separate development agreement. Pursuant to the development agreement, Daimler will pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the year ended December 31, 2012, we completed various milestones and delivered prototype samples. During the year ended December 31, 2012, we recognized $15.9 million in development services revenue related to the Mercedes-Benz B-Class EV program.

Toyota Motor Corporation

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes were made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. During the years ended December 31, 2011 and 2010, we recognized $7.6 million and $1.3 million in development services revenue, respectively. As of December 31, 2011, we had delivered all prototypes.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software to be integrated into an electric vehicle version of the Toyota RAV4. Toyota paid $60.1 million for the successful completion of certain at risk development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the years ended December 31, 2012, 2011 and 2010, we completed various milestones and along with the amortization of our upfront payment and the delivery of certain prototype samples, we recognized $10.7 million, $47.4 million and $3.3 million in development services revenue, respectively. As of March 31, 2012, all development milestones under the Phase 1 agreement have been completed.

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we will provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2012, we began delivering electric powertrain systems to Toyota. During the year ended

December 31, 2012, we recognized revenue of $29.1 million in automotive sales related to these sales. Our production activities under this program are expected to continue through 2014.

14. Commitments and Contingencies

Operating Leases

Our corporate headquarters and powertrain production operations are based in Palo Alto, California where we have leased a facility consisting of 350,000 square feet. This lease expires in January 2020. We also lease office space under non-cancelable operating leases with various expiration dates through December 2022. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $12.1 million, $8.6 million and $6.3 million, respectively.

Capital Leases

We have entered into various agreements to lease equipment under capital leases over terms between 36 and 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment, net, on the consolidated balance sheets under the categories of computer equipment and software and office furniture and equipment.

Future minimum commitments for leases as of December 31, 2012 are as follows (in thousands):

	Operating Leases	Capital Leases
2013	$13,866	5,646
2014	14,298	5,199
2015	13,692	3,566
2016	19,967	923
2017 and thereafter	30,816	30

Total minimum lease payments	$92,639	15,364

Less: Amounts representing interest not yet incurred		1,034

Present value of capital lease obligations		14,330

Less: Current portion		4,365

Long-term portion of capital lease obligations		$9,965

DOE Loan Facility

We have received loans under the DOE Loan Facility (see Note 8). Future loan repayments for these loans as of December 31, 2012 are as follows (in thousands):

2013	$58,068
2014	57,216
2015	56,378
2016	55,535
2017 and thereafter	260,354

Total loan repayments under the DOE Loan Facility	487,551
Less: Amounts representing interest not yet incurred	35,215

Principal amount of outstanding loans under the DOE Loan Facility	452,336
Less: Current portion	50,841

Long-term portion of loans under the DOE Loan Facility	$401,495

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of December 31, 2012 and 2011, we have accrued $5.3 million related to these environmental liabilities, respectively.

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

15. Subsequent Events

DOE Loan Facility

In February 2013, we made a pre-funding payment of $14.6 million for all principal and interest that will come due on June 15, 2013 into a dedicated debt service reserve account in accordance with the pre-funding requirement under the DOE Loan Facility. We entered into an amendment with the DOE effective March 1, 2013. We agreed among other things to: (i) modify certain future financial covenants; (ii) accelerate the maturity date of the DOE Loan Facility to December 15, 2017; (iii) create an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013; and (iv) create additional contingent obligations based on excess cash flow that may result in accelerated repayment of the DOE Loan Facility starting in 2015. The original amortization schedule for the DOE Loan Facility is not affected by this recent amendment, and so the debt service payments remain the same until the new maturity date when all outstanding loans under the DOE Loan Facility are to be repaid. Conforming administrative changes to documents related to this amendment are in process and expected to be completed in March 2013.

16. Quarterly Results of Operations (Unaudited)

The following table includes selected quarterly results of operations data for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2012
Total revenues	$30,167	$26,653	$50,104	$306,332
Gross profit (loss)	10,210	4,762	(8,761)	23,857
Net loss	(89,873)	(105,603)	(110,804)	(89,932)
Net loss per share, basic and diluted	(0.86)	(1.00)	(1.05)	(0.79)

2011
Total revenues	$49,030	$58,171	$57,666	$39,375
Gross profit	18,028	18,508	17,224	7,835
Net loss	(48,941)	(58,903)	(65,078)	(81,488)
Net loss per share, basic and diluted	(0.51)	(0.60)	(0.63)	(0.78)

Net loss per share, basic and diluted for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different numbers of shares outstanding during each period.

17. Restatement of Unaudited Condensed Consolidated Financial Statements

On March 6, 2013, we concluded that the condensed consolidated statements of cash flows for the year-to-date periods ended March 31, 2012, June 30, 2012 and September 30, 2012, including comparatively presented periods, that we previously included in our Quarterly Reports on Forms 10-Q filed in 2012 should be restated as a result of erroneous inclusion in cash outflows from investing activities amounts related to purchases of property and equipment not yet paid for at each balance sheet date.

These restatements result in decreases in cash flows used in investing activities and corresponding increases in cash flows used in operating activities. These restatements had no impact on our previously reported total cash and cash equivalents, condensed consolidated balance sheets or consolidated statements of operations.

As detailed in the tables below, these restatements impact the following condensed consolidated cash flow line items:

	Three Months Ended March 31, 2012			Six Months Ended June 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Accounts payable and accrued liabilities	$6,890	$(13,213)	$(6,323)	$22,847	$(16,496)	$6,351	$94,087	$(22,570)	$71,517
Net cash used in operating activities	(50,087)	(13,213)	(63,300)	(111,068)	(16,496)	(127,564)	(206,020)	(22,570)	(228,590)

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(67,987)	13,213	(54,774)	(129,273)	16,496	(112,777)	(197,745)	22,570	(175,175)
Net cash used in investing activities	(79,440)	13,213	(66,227)	(98,655)	16,496	(82,159)	(168,743)	22,570	(146,173)
Supplemental disclosure of noncash investing activities
Acquisition of property and equipment	520	27,747	28,267	2,106	28,061	30,167	1,810	34,430	36,240

	Three Months Ended March 31, 2011			Six Months Ended June 30, 2011			Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Accounts payable and accrued liabilities	$7,742	$(226)	$7,516	$26,118	$(720)	$25,398	$37,999	$(20,506)	$17,493
Net cash used in operating activities	(43,297)	(226)	(43,523)	(65,785)	(720)	(66,505)	(87,276)	(20,506)	(107,782)

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(20,476)	226	(20,250)	(74,790)	720	(74,070)	(143,634)	20,506	(123,128)
Net cash provided by (used in) investing activities	10,111	226	10,337	(13,011)	720	(12,291)	(191,181)	20,506	(170,675)

Supplemental disclosure of noncash investing activities
Acquisition of property and equipment	2,372	13,661	16,033	7,306	5,203	12,509	568	24,490	25,058

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the presentation and disclosure of non-cash capital expenditures in our consolidated statements of cash flows as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the presentation and disclosure of non-cash capital expenditures in our consolidated statements of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design effective controls to determine and review the total unpaid amounts related to capital expenditures that should have been excluded from operating and investing activities in the cash flow statement and disclosed as non-cash items.

This material weakness resulted in an audit adjustment related to non-cash capital expenditures for the year ended December 31, 2012, a restatement of our condensed consolidated statements of cash flows for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012 including their comparative periods for 2011, and a revision of our consolidated financial statements for the year ended December 31, 2011. Additionally, this material weakness could result in a further misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2012 as stated in their report which is included herein.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting which occurred during the fourth fiscal quarter of the year ended December 31, 2012 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

Subsequent to the end of the period of this report, and in light of the material weakness described above, we have taken steps to remediate our material weakness. We have begun to include as part of our financial reporting review process, the determination of total unpaid amounts related to capital expenditures that should be excluded from investing activities in the consolidated statement of cash flows and disclosed as non-cash items.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2013 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (2013 Proxy Statement) and is incorporated herein by reference. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010

4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.3	Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	4.3	May 27, 2010

4.3A	Amendment to Registration Rights Agreement between the United States Department of Energy and the Registrant dated as of May 21, 2010	S-1/A	333-164593	4.3A	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.4	Warrant to Purchase Shares of Preferred Stock issued by the Registrant to the United States Department of Energy dated January 20, 2010	S-1/A	333-164593	4.4	May 27, 2010

4.5	Warrant to Purchase Shares of Common Stock issued by the Registrant to the United States Department of Energy dated May 21, 2010	S-1/A	333-164593	4.5	May 27, 2010

4.6	Fifth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	June 1, 2011

4.7	Fifth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-174466	4.2E	June 2, 2011

10.1	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-164593	10.1	June 15, 2010

10.2	2003 Equity Incentive Plan	S-1/A	333-164593	10.2	May 27, 2010

10.3	Form of Stock Option Agreement under 2003 Equity Incentive Plan	S-1	333-164593	10.3	January 29, 2010

10.3A	Grant Notice and Stock Option Agreement between the Registrant and Elon Musk	S-1/A	333-164593	10.3A	March 29, 2010

10.4	2010 Equity Incentive Plan	S-1/A	333-164593	10.4	May 27, 2010

10.5	Form of Stock Option Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.5	March 29, 2010

10.6	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.6	March 29, 2010

10.7	2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.7	May 27, 2010

10.8	Form of Purchase Agreement under 2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.8	June 15, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.9	Offer Letter between the Registrant and Elon Musk dated October 13, 2008	S-1	333-164593	10.9	January 29, 2010

10.10	Offer Letter between the Registrant and Deepak Ahuja dated June 13, 2008, and amended June 4, 2009	S-1	333-164593	10.10	January 29, 2010

10.11	Relocation Agreement between the Registrant and Deepak Ahuja effective October 31, 2008 and amended June 4, 2009	S-1	333-164593	10.11	January 29, 2010

10.12	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004	S-1	333-164593	10.12	January 29, 2010

10.13	Offer Letter between the Registrant and Michael F. Donoughe dated June 4, 2008, and amended December 10, 2008	S-1	333-164593	10.13	January 29, 2010

10.14	Offer Letter between the Registrant and John Walker dated August 17, 2009	S-1	333-164593	10.14	January 29, 2010

10.15	Relocation Agreement between the Registrant and John Walker dated January 26, 2010	S-1	333-164593	10.15	January 29, 2010

10.16	Offer Letter between the Registrant and Jon Sobel dated August 30, 2009	S-1	333-164593	10.16	January 29, 2010

10.17	Offer Letter between the Registrant and Gilbert Passin dated January 1, 2010	S-1	333-164593	10.17	January 29, 2010

10.18	Commercial Single-Tenant Lease between the Registrant and Russell A. and Deborah B. Margiotta, Trustees of the Margiotta Family Trust UTA May 26, 1981 dated June 7, 2005	S-1	333-164593	10.18	January 29, 2010

10.19	Commercial Single-Tenant Lease between the Registrant and James R. Hull dated August 16, 2006	S-1	333-164593	10.19	January 29, 2010

10.20	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated July 25, 2007	S-1	333-164593	10.20	January 29, 2010

10.21	License Agreement between the Registrant and MS Kearny Northrop Avenue, LLC dated July 23, 2009	S-1	333-164593	10.21	January 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.22	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated August 6, 2009	S-1	333-164593	10.22	January 29, 2010

10.23†	Supply Agreement for Products and Services between Lotus Cars Limited and the Registrant dated July 11, 2005	S-1	333-164593	10.23	January 29, 2010

10.23A†	Amendment No. 1 to Supply Agreement between Lotus Cars Limited and the Registrant dated August 4, 2009	S-1	333-164593	10.23A	January 29, 2010

10.23B†	Amendment No. 2 to Supply Agreement between Lotus Cars Limited and the Registrant dated March 22, 2010	S-1/A	333-164593	10.23B	March 29, 2010

10.24†	Supply Agreement between Eberspacher (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.24	March 29, 2010

10.25†	Supply Agreement between Perei Group (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.25	March 29, 2010

10.26†	Supply Agreement between Burgaflex (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.26	March 29, 2010

10.27†	Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company, Sanyo Energy (USA) Corporation and the Registrant dated February 1, 2007	S-1	333-164593	10.27	January 29, 2010

10.27A†	Amendment No. 1 to Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company and Sanyo Energy (USA) Corporation and the Registrant effective as of February 1, 2007	S-1	333-164593	10.27A	January 29, 2010

10.28†	Supply Agreement by and between Taiway Ltd. and the Registrant dated February 12, 2007	S-1	333-164593	10.28	March 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.29†	Supply Agreement between Chroma ATE Inc. and the Registrant dated April 19, 2007	S-1/A	333-164593	10.29	March 29, 2010

10.30†	Supply Agreement between Polytec Holden Ltd. and the Registrant dated April 13, 2007	S-1/A	333-164593	10.30	March 29, 2010

10.31†	Modification to Terms and Conditions between BorgWarner TorqTransfer Systems Inc. and the Registrant dated September 22, 2008	S-1	333-164593	10.31	January 29, 2010

10.32†	ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 12, 2009	S-1/A	333-164593	10.32	May 27, 2010

10.32A	Addendum to ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 20, 2009	S-1/A	333-164593	10.32A	May 27, 2010

10.32B†	Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated March 20, 2009	S-1/A	333-164593	10.32B	May 27, 2010

10.32C†	Second Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 8, 2010	S-1/A	333-164593	10.32C	May 27, 2010

10.33†	Supply Agreement by and among Panasonic Industrial Company, Panasonic Corporation, acting through Energy Company, and the Registrant dated July 21, 2009	S-1	333-164593	10.33	January 29, 2010

10.34†	Exclusivity and Intellectual Property Agreement between Daimler North America Corporation and the Registrant dated May 11, 2009	S-1/A	333-164593	10.34	March 29, 2010

10.35	Side Agreement between the Registrant and Blackstar InvestCo LLC dated May 11, 2009	S-1	333-164593	10.35	January 29, 2010

10.36	Letter Agreement between the Elon Musk Revocable Trust dated July 22, 2003 and Blackstar InvestCo LLC, dated May 11, 2009	S-1	333-164593	10.36	January 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.37	Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of January 20, 2010	S-1/A	333-164593	10.37	May 27, 2010

10.37A	First Amendment to Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of June 15, 2011	10-K	001-34756	10.37A	February 27, 2012

10.37B	Limited Waiver to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of February 22, 2012	10-K	001-34756	10.37B	February 27, 2012

10.37C	Second Amendment to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of June 20, 2012	10-Q	001-34756	10.2	August 2, 2012

10.37D	Third Amendment to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of December 20, 2012					X

10.37E	Second Limited Waiver to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of September 24, 2012	8-K	001-34756	10.1	September 25, 2012

10.37F	Fourth Amendment to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of March 1, 2013					X

10.38	Note Purchase Agreement by and among the Federal Financing Bank, the Registrant and the Secretary of Energy dated as of January 20, 2010	S-1/A	333-164593	10.38	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.39	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.39	May 27, 2010

10.40	Future Advance Promissory Note made by the Registrant in favor of the Federal Financing Bank dated as of January 20, 2010	S-1/A	333-164593	10.40	May 27, 2010

10.41	Pledge and Security Agreement made by the Registrant and the Grantors party thereto in favor of Midland Loan Services, Inc. dated as of January 20, 2010	S-1/A	333-164593	10.41	May 27, 2010

10.42	Guarantee made by the Guarantors party thereto in favor of the United States Department of Energy, the Federal Financing Bank and the holders of the notes described therein dated as of January 20, 2010	S-1/A	333-164593	10.42	May 27, 2010

10.43†	Development Contract between Daimler AG and Tesla Motors Ltd. dated May 10, 2010	S-1/A	333-164593	10.43	May 27, 2010

10.44	Settlement Agreement between the Registrant and entities affiliated with Valor Equity Partners dated May 20, 2010	S-1/A	333-164593	10.44	May 27, 2010

10.45	Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated May 26, 2010	S-1/A	333-164593	10.45	May 27, 2010

10.45A	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010	10-Q	001-34756	10.3	November 12, 2010

10.45B	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010	10-Q	001-34756	10.4	November 12, 2010

10.45C	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010	10-Q	001-34756	10.5	November 12, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.45D	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010	10-Q	001-34756	10.6	November 12, 2010

10.45E	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010	10-Q	001-34756	10.7	November 12, 2010

10.45F†	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010	10-Q	001-34756	10.8	November 12, 2010

10.46	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010	10-Q	001-34756	10.1	November 12, 2010

10.46A	Addendum No. 1to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010	10-Q	001-34756	10.2	November 12, 2010

10.47†	Phase 1 Contract Services Agreement between Registrant and Toyota Motor Corporation dated October 6, 2010	10-K	001-34756	10.47	March 3, 2011

10.48†	Amendment No.3 to Supply Agreement between Lotus Cars Limited and the Registrant dated June 13, 2011	10-Q	001-34756	10.1	August 12, 2011

10.49†	Supply and Services Agreement between Toyota Motor Engineering & Manufacturing North America, Inc. and the Registrant dated July 15, 2011	10-Q	001-34756	10.1	November 14, 2011

10.50†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011	10-K	-001-34756	10.50	February 27, 2012

23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	—	—	—	—	X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*	Furnished herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: March 7, 2013	/s/ Elon Musk
Elon Musk Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2013

/s/ Deepak Ahuja Deepak Ahuja	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2013

/s/ Brad Buss Brad Buss	Director	March 7, 2013

/s/ Ira Ehrenpreis Ira Ehrenpreis	Director	March 7, 2013

/s/ Antonio Gracias Antonio Gracias	Director	March 7, 2013

/s/ Stephen Jurvetson Stephen Jurvetson	Director	March 7, 2013

/s/ Harald Kroeger Harald Kroeger	Director	March 7, 2013

/s/ Kimbal Musk Kimbal Musk	Director	March 7, 2013