Form 10-Q
period 2013-03-31
TESLA MOTORS INC
filed 2013-05-10
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 115,552,703 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$214,417	$201,890
Restricted cash	16,719	19,094
Accounts receivable	46,139	26,842
Inventory	237,618	268,504
Prepaid expenses and other current assets	11,100	8,438

Total current assets	525,993	524,768

Operating lease vehicles, net	9,060	10,071
Property, plant and equipment, net	581,997	552,229
Restricted cash	5,044	5,159
Other assets	21,684	21,963

Total assets	$1,143,778	$1,114,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$304,204	$303,382
Accrued liabilities	40,711	39,798
Deferred revenue	3,701	1,905
Capital lease obligations, current portion	5,452	4,365
Customer deposits	130,714	138,817
Long-term debt, current portion	50,841	50,841

Total current liabilities	535,623	539,108

Common stock warrant liability	—	10,692
Capital lease obligations, less current portion	10,460	9,965
Deferred revenue, less current portion	5,323	3,060
Long-term debt, less current portion	388,785	401,495
Other long-term liabilities	35,004	25,170

Total liabilities	975,195	989,490

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 115,161,040 and 114,214,274 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	115	115
Additional paid-in capital	1,222,825	1,190,191
Accumulated deficit	(1,054,357)	(1,065,606)

Total stockholders’ equity	168,583	124,700

Total liabilities and stockholders’ equity	$1,143,778	$1,114,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Automotive sales	$555,203	$19,245
Development services	6,589	10,922

Total revenues	561,792	30,167
Cost of revenues
Automotive sales	461,818	13,932
Development services	3,654	6,025

Total cost of revenues	465,472	19,957
Gross profit	96,320	10,210
Operating expenses
Research and development	54,859	68,391
Selling, general and administrative	47,045	30,582

Total operating expenses	101,904	98,973

Loss from operations	(5,584)	(88,763)
Interest income	10	90
Interest expense	(118)	(65)
Other income (expense), net	17,091	(1,076)

Income (loss) before income taxes	11,399	(89,814)
Provision for income taxes	151	59

Net income (loss)	$11,248	$(89,873)

Net income (loss) per share of common stock, basic	$0.10	$(0.86)

Weighted average shares used in computing net income (loss) per share of common stock, basic	114,711,899	104,784,343

Net income (loss) per share of common stock, diluted	$0.00	$(0.86)

Weighted average shares used in computing net income (loss) per share of common stock, diluted	124,265,292	104,784,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$11,248	$(89,873)

Other comprehensive loss, net of tax:
Unrealized net loss on short-term marketable securities	—	6

Other comprehensive loss	—	6

Comprehensive income (loss)	$11,248	$(89,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
		(As Restated)
Cash Flows From Operating Activities
Net income (loss)	$11,248	$(89,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,850	4,163
Change in fair value of warrant liability	(10,692)	(155)
Discounts and premiums on short-term marketable securities	—	41
Stock-based compensation	14,868	10,711
Inventory write-downs	1,532	2,612
Other	390	182
Changes in operating assets and liabilities
Accounts receivable	(19,297)	(4,050)
Inventories and operating lease vehicles	18,220	(5,600)
Prepaid expenses and other current assets	(2,575)	2,483
Other assets	158	(14)
Accounts payable	25,661	(7,271)
Accrued liabilities	926	948
Deferred revenue	4,059	176
Customer deposits	(8,103)	21,557
Other long-term liabilities	9,834	790

Net cash provided by (used in) operating activities	64,079	(63,300)

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(57,727)	(54,774)
Decrease (increase) in other restricted cash	2,560	(463)
Purchases of marketable securities	—	(14,992)
Maturities of short-term marketable securities	—	15,000
Withdrawals out of our dedicated Department of Energy accounts, net	(69)	(10,998)

Net cash used in investing activities	(55,236)	(66,227)

Cash Flows From Financing Activities
Principal payments on long-term debt	(12,710)	—
Principal payments on capital leases and other debt	(1,509)	(429)
Proceeds from exercise of stock options and other stock issuances	17,903	8,993
Proceeds from long-term debt	—	84,267

Net cash provided by financing activities	3,684	92,831

Net increase (decrease) in cash and cash equivalents	12,527	(36,696)
Cash and cash equivalents at beginning of period	201,890	255,266

Cash and cash equivalents at end of period	$214,417	$218,570

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment	$30,105	$28,267

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

Since inception, we have incurred significant losses and have used approximately $660.6 million of cash in operations through March 31, 2013. As of March 31, 2013, we had $214.4 million in cash and cash equivalents. We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated Department of Energy (DOE) account, together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity, based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects and establish and expand our stores, service centers and Supercharger network.

Restatement of Prior Year Amounts

We have restated the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2012. Amounts related to purchases of property and equipment during the period that were not paid as of March 31, 2012 were erroneously included as cash outflows from investing activities in our previously issued financial statements. This correction resulted in a $13.2 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities. We have also corrected our supplemental disclosure of noncash acquisition of property and equipment by an increase of $27.7 million for the three months ended March 31, 2012. There was no impact on previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

As detailed in the table below, the restatement impacted the following condensed consolidated cash flow line items (in thousands):

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Accounts payable and accrued liabilities	$6,890	$(13,213)	$(6,323)
Net cash used in operating activities	(50,087)	(13,213)	(63,300)
Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(67,987)	13,213	(54,774)
Net cash used in investing activities	(79,440)	13,213	(66,227)
Supplemental disclosure of noncash investing activities
Acquisition of property and equipment	520	27,747	28,267

Public Offering

On September 25, 2012, we filed a registration statement on Form S-3 relating to a public offering of common stock. On October 3, 2012, we completed the offering and sold a total of 7,964,601 shares of our common stock for total cash proceeds of $222.1 million (which includes 35,398 shares or $1.0 million sold to Elon Musk, our Chief Executive Officer and cofounder), net of underwriting discounts and offering costs.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Revenue Recognition

We recognize revenues from sales of Model S and the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of regulatory credits, such as zero emission vehicle and greenhouse gas emission credits, as well as sales of electric vehicle powertrain components and systems, such as battery packs and drive units. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of three years or 36,000 miles, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Tesla Roadster customers had the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, provided they are purchased within a specified period of time. In June 2012, we commenced deliveries of Model S. Model S is sold with a warranty of four years or 50,000 miles for most vehicle components and covers the battery pack for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery pack’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Accrued warranty - beginning of period	$13,013	$6,315
Warranty costs incurred	(3,107)	(869)
Provision for warranty	14,156	484

Accrued warranty - end of period	$24,062	$5,930

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. For new vehicles, warranty reserves are based on management’s best estimate of projected warranty experience until adequate historical data is accumulated. We may have material changes as we accumulate more data and experience. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

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

As of March 31, 2013 and December 31, 2012, our accounts receivable were derived primarily from the development and sales of powertrain systems as well as sales of regulatory credits to other automobile manufacturers.

The following summarizes the accounts receivable in excess of 10% of our total accounts receivable:

	March 31, 2013	December 31, 2012
Customer A	43%	2%
Customer B	19%	15%
Customer C	15%	4%
Customer D	11%	56%

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

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined under the treasury stock method. The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data);

	Three Months Ended March 31,
	2013	2012
Numerator
Net income (loss) used to calculate net income (loss) per share:
Basic	$11,248	$(89,873)
Adjustment for change in fair value of warrant liability	(10,692)	—

Diluted	$556	$(89,873)

Denominator
Weighted-average shares, basic	114,711,899	104,784,343
Effect of dilutive securities:
Stock options	7,057,956	—
Department of Energy warrant (1)	2,451,718	—
Employee stock purchase plan	43,719	—

Weighted-average shares, diluted	124,265,292	104,784,343

(1)	See Note 6 for Department of Energy (DOE) warrant

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented:

	Three Months Ended March 31,
	2013	2012
Period-end stock options to purchase common stock	14,861,523	17,597,612
Period-end DOE warrant to purchase common stock	—	3,090,111
Period-end common stock subject to repurchase	—	70

3. Balance Sheet Components

Inventory

As of March 31, 2013 and December 31, 2012, our inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$115,966	$163,637
Work in process	41,698	24,535
Finished goods	63,255	62,559
Service parts	16,699	17,773

Total	$237,618	$268,504

Property, Plant and Equipment

As of March 31, 2013 and December 31, 2012, our property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Machinery, equipment and office furniture	$248,519	$223,745
Tooling	199,096	172,584
Bulding and building improvements	54,603	50,574
Leasehold improvements	50,815	39,224
Land	26,391	26,391
Computer equipment and software	26,012	22,125
Construction in progress	51,494	75,129

	656,930	609,772
Less: Accumulated depreciation and amortization	(74,933)	(57,543)

Total	$581,997	$552,229

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins when they are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three months ended March 31, 2013 and 2012, we capitalized $2.1 million and $1.6 million, respectively.

Depreciation and amortization expense during the three months ended March 31, 2013 and 2012 was $17.4 million and $3.8 million, respectively.

Other Assets

As of March 31, 2013 and December 31, 2012, our other assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Emission permits	$14,150	$14,267
Loan facility issuance costs, net	5,558	5,759
Other	1,976	1,936

Total	$21,684	$21,962

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life.

Accrued Liabilities

As of March 31, 2013 and December 31, 2012, our accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Taxes payable	$14,658	$9,710
Payroll and related costs	12,764	15,525
Accrued purchases	7,646	10,334
Accrued warranty	4,583	3,056
Other	1,060	1,173

Total	$40,711	$39,798

Other Long-Term Liabilities

As of March 31, 2013 and December 31, 2012, our other long-term liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued warranty, long-term	$19,479	$9,957
Deferred rent liability	6,768	6,075
Environmental liabilities	5,300	5,300
Other	3,457	3,838

Total	$35,004	$25,170

4. Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents. Our liabilities that are measured at fair value on a recurring basis consist of our common stock warrant liability.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our common stock warrant liability (see Note 6) is classified within Level III of the fair value hierarchy.

As of March 31, 2013 and December 31, 2012, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	March 31, 2013				December 31, 2012
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$6,184	$6,184	$—	$—	$60,272	$60,272	$—	$—
Common stock warrant liability	—	—	—	—	10,692	—	—	10,692

The changes in the fair value of our common stock warrant liability (see Note 6) were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Fair value, beginning of period	$10,692	$8,838
Change in fair value	(10,692)	(155)

Fair value, end of period	$—	$8,683

The estimated fair value of our long-term debt based on a market approach was approximately $369.9 million (par value of $439.6 million) and $366.9 million (par value of $452.3 million) as of March 31, 2013 and December 31, 2012, respectively, and represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

5. Customer Deposits

Customer deposits consist of payments that allow potential customers to make an advance payment for the future purchase of a Model S, Model X or Tesla Roadster. These amounts are recorded as current liabilities until the vehicle is delivered. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as customer deposits are generally not restricted as to their use by us. Upon delivery of the vehicle, the related customer deposits are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

Historically, we have referred to such customer deposits as reservation payments and these initial reservation payments have been fully refundable until such time that the customer selected the vehicle specifications and entered into a purchase agreement. We recently eliminated the reservation process for Model S in North America as vehicle production became more reliable and customer wait times decreased. Customers now initiate their purchase by ordering their customized Model S rather than placing a generic reservation in queue. As a result of this transition away from reservations, we have renamed the “reservation payments” caption on our condensed consolidated financial statements to “customer deposits.”

As of March 31, 2013 and December 31, 2012, we held customer deposits of $130.7 million and $138.8 million, respectively.

6. Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, and in June and December 2012 to allow us to effect certain initiatives in our business plan. In September 2012, we entered into an amendment with the DOE to remove our obligation to comply with the current ratio financial covenant as of September 30, 2012 and amend the timing of pre-funding the principal payment due in June 2013. We entered into another amendment with the DOE in March 2013 that, among other things, modified certain future financial covenants, accelerated the maturity date of the DOE Loan Facility to December 15, 2017, created an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, and created additional contingent obligations based on excess cash flows that may result in accelerated repayment of the DOE Loan Facility starting in 2015. The original amortization schedule for the DOE Loan Facility is not affected by this recent amendment, and so the debt service payments remain the same until the new maturity date when all outstanding loans under the DOE Loan Facility are to be repaid. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB has made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. As of August 31, 2012, we had fully drawn down the aforementioned facilities.

All outstanding amounts under the DOE Loan Facility are repayable in quarterly installments, which commenced on December 15, 2012 and will be due on the maturity date of December 15, 2017. All obligations under the DOE Loan Facility are secured by substantially all of our property.

The DOE Loan Facility documents contain customary covenants that include, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contain customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) a limit on capital expenditures, (ii) from December 31, 2013, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, and (iii) from March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We were in compliance with our current applicable financial covenants as of March 31, 2013. The DOE Loan Facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default include a failure of Elon Musk, our Chief Executive Officer (CEO), Product Architect and Chairman, and certain of his affiliates, at any time prior to one year after we complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility. As part of the most recent amendment to the DOE Loan Facility in March 2013, we agreed to, among other things, (i) make an early payment of approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, (ii) make additional quarterly prepayments equal to: 20% of our excess cash flow for each quarter of fiscal 2015; and 35% of our excess cash flow for each quarter of fiscal 2016 and 2017.

Under the DOE Loan Facility, we have agreed to pre-fund a dedicated debt service reserve account with our planned loan repayments as required by the DOE loan facility. As of March 31, 2013, $14.8 million was held in this dedicated account, an amount equal to all principal and interest that will come due on June 15, 2013. In addition, we have agreed to make additional payments, beginning June 15, 2013, of between $14.2 million to $14.5 million each quarter to pre-fund the quarterly principal and interest payments that will be due from September 15, 2013 through December 15, 2014. Once we have deposited such amounts, we will not be required to further pre-fund such debt service reserve account. We have classified this cash as current restricted cash on the condensed consolidated balance sheet.

DOE Warrant

In connection with the closing of the DOE Loan Facility, we have also issued a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of

$2.51 per share. Upon the completion of our IPO on July 2, 2010, this preferred stock warrant became a warrant to purchase up to 3,090,111 shares of common stock at an exercise price of $7.54 per share. The original provisions of the warrant provided that beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant would vest and become exercisable in quarterly amounts depending on the average outstanding balance of the loan during the prior quarter. If and to the extent vested, the warrant may be exercisable until December 15, 2023. If we prepay the DOE Loan Facility in part or in full prior to the warrant vesting periods, the total amount of shares exercisable under the warrant will be reduced.

As part of the most recent amendment to the DOE Loan Facility in March 2013, we agreed to repay all outstanding principal and interest payments under the DOE Loan Facility by December 15, 2017 prior to the warrant vesting start date of December 15, 2018; therefore, the DOE warrant is no longer expected to vest and its fair value has been reduced to zero.

In prior periods, since the number of shares ultimately issuable under the warrants would vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we had historically measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date. The prepayment feature which allows us to prepay the DOE Loan Facility, and consequently affect the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative was inherently valued and accounted for as part of the warrant liability on our condensed consolidated balance sheets. Changes to the fair value of the embedded derivative are reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date.

The warrant is recorded at its estimated fair value with changes in its fair value reflected in other expense, net, until its expiration or vesting. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represents a cost of closing the loan facility and is being amortized to interest expense over the expected term of the DOE Loan Facility. During each of the three months ended March 31, 2013 and 2012, we amortized $0.2 million to interest expense.

The DOE warrant will continue to be recorded at its estimated fair value with changes in the fair value reflected in other expense, net, as the number of shares of common stock ultimately issuable under the warrant is variable until its expiration or vesting. As part of the most recent amendment to the DOE Loan Facility in March 2013, we agreed to repay all outstanding principal and interest payments under the DOE Loan Facility prior to the warrant vesting date; therefore, the DOE warrant is no longer expected to vest. As of March 31, 2013, the fair value of the DOE warrant was zero. As of December 31, 2012, the fair value of the DOE warrant was $10.7 million.

During the three months ended March 31, 2013 and 2012, we recognized other income for the change in the fair value of the DOE warrant in the amount of $10.7 million and $0.2 million, respectively.

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

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$1,536	$7
Research and development	7,644	5,932
Selling, general and administrative	5,688	4,772

Total	$14,868	$10,711

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2013	2012
North America	$552,496	$17,108
Europe	8,851	9,231
Asia	445	3,828

Total	$561,792	$30,167

During the three months ended March 31, 2013 and 2012, we recognized revenues of $534.5 million and $17.0 million, respectively, in the United States.

Long-lived Assets

	March 31, 2013	December 31, 2012
United States	$581,493	$552,302
International	9,564	9,998

Total	$591,057	$562,300

9. Strategic Partnerships

Daimler Mercedes-Benz EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. In 2012, we received two purchase orders from Daimler to begin development work and also entered into a separate development agreement. Pursuant to the development agreement, Daimler will pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the three months ended March 31, 2013, we completed a milestone, delivered prototype samples and recognized $6.5 million in development services revenue related to the Mercedes-Benz B-Class EV program.

Toyota RAV4 Program

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software for integration into the electric vehicle version of the Toyota RAV4. Additionally, we provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2012, we began delivering electric powertrain systems to Toyota. During the three months ended March 31, 2013 and 2012, we recognized revenue of $14.4 million and $0.3 million in automotive sales, respectively.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of the electric powertrain system for the Toyota RAV4 electric vehicle. Toyota paid $60.1 million for the successful completion of certain at risk development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the three months ended March 31, 2012, we completed various milestones and along with the amortization of our upfront payment and the delivery of certain prototype samples, we recognized $10.7 million in development services revenue. As of March 31, 2012, all development milestones under the Phase 1 agreement had been completed; therefore, no further development services revenue under the Phase 1 agreement have been recorded subsequently.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2013 and December 31, 2012, we have accrued $5.3 million related to these environmental liabilities.

Other Commitments and Contingencies

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

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We introduced our first vehicle, the Tesla Roadster, in early 2008. The Roadster’s proprietary electric vehicle powertrain system is the foundation of our powertrain technology and, with design enhancements, forms the basis for our Model S sedan, our Model X crossover and other future vehicles. We are targeting our second vehicle, Model S, for a significantly broader customer base than the Tesla Roadster and are manufacturing Model S in significantly higher volumes than those for the Tesla Roadster. We commenced deliveries of Model S in June 2012 and increased production to an annualized rate of 20,000 per year by the end of 2012. In February 2012, we revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform. We plan to start Model X production in late 2014. We sell our vehicles through our own sales and service network.

During the three months ended March 31, 2013, we recognized total revenues of $561.8 million, an increase of $531.6 million over total revenues of $30.2 million for the three months ended March 31, 2012. Automotive sales revenue of $555.2 million increased $536.0 million from the three months ended March 31, 2012, primarily driven by Model S deliveries in North America which commenced in June 2012, regulatory credit sales and powertrain component sales to Toyota for the Toyota RAV4 EV.

Development services revenue decreased to $6.6 million for the three months ended March 31, 2013 from $10.9 million for the three months ended March 31, 2012, due primarily to the completion of our development activities for the Toyota RAV4 EV program during the first quarter of 2012, partially offset by the start of our development work on a full electric powertrain under the Mercedes-Benz B-Class EV program. During the first quarter of 2013, we recognized development services revenue for the achievement of a development milestone and from the delivery of prototype samples to Daimler under this program.

Gross margin for the three months ended March 31, 2013 was 17.1%, an increase from 8% for the three months ended December 31, 2012, reflecting Model S production of over 5,000 vehicles during the quarter, manufacturing efficiencies, part cost reductions and sales of regulatory credits. We delivered approximately 4,900 Model S vehicles during the three months ended March 31, 2013.

Research and development (R&D) expenses for the three months ended March 31, 2013 were $54.9 million, a decrease from $68.4 million for the three months ended March 31, 2012. R&D expenses for the first quarter of 2012 included expenses related to our Model S pre-production activities, including manufacturing preparedness, process validation, prototype builds and extensive testing at both the vehicle and component levels; development of the Tesla Factory and development and testing of Model S. As the Model S production in the Tesla Factory became fully operational in the second half of 2012, Model S related manufacturing costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, were no longer recorded as R&D expenses but instead were fully reflected in cost of automotive sales. R&D expenses for the first quarter of 2013 include continuing activities to homologate Model S for the rest of the world and ongoing research and development activities related to Model S, supercharging and other programs.

During the three months ended March 31, 2013, we continued to expand our company-owned network of stores, service centers and Superchargers, primarily in the United States. With the higher expenses associated with the expansion of our store network and service infrastructure, selling, general and administrative expenses were $47.0 million for the three months ended March 31, 2013, compared to $30.6 million for the three months ended March 31, 2012.

We ended the quarter with $231.1 million in cash and cash equivalents, and current restricted cash. Through cash received from our revenue generating activities as well as careful working capital management, such as the reduction of inventories on-hand, we generated positive free cash flow (cash flow from operations less capital expenditures) of $6.4 million for the three months ended March 31, 2013.

During the three months ended March 31, 2013, we made our second quarterly payment under our Department of Energy (DOE) Loan Facility, as scheduled. We also set aside $14.6 million for our third quarterly DOE payment, which is due in June 2013 and is classified in current restricted cash.

In March 2013, we entered into a fourth amendment of our DOE Loan Facility. This amendment, among other things, modified certain future financial covenants, accelerated the maturity date of the DOE Loan Facility to December 15, 2017, created an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, and created additional contingent obligations based on excess cash flows that may result in accelerated repayment of the DOE Loan Facility starting in 2015. Since we agreed to repay all outstanding principal and interest payments under the DOE Loan Facility by December 15, 2017, the DOE warrant is no longer expected to vest. As a result, we eliminated our common stock warrant liability and reflected $10.7 million of other income in other income, net, for the three months ended March 31, 2013. For more information, see Note 6 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

We expect that our current sources of liquidity together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

Management Opportunities, Challenges and Risks

In 2012, we completed the development of Model S, established our manufacturing capabilities at the Tesla Factory, launched Model S and ramped up our production rate. By the end of 2012, we had successfully increased production volume to over 400 vehicles per week and we have continued to consistently produce at or above this rate during the first quarter of 2013. We expect that this production level will allow us to achieve our goal of 21,000 Model S deliveries worldwide in 2013 and thereby significantly increase automotive sales, as compared to 2012.

In our efforts to make Model S available to a wider range of customers, we commenced delivery of cars equipped with the lower priced, 60 kWh battery pack during the first quarter of 2013. At the same time, due to lower than expected demand for Model S with the 40 kWh battery pack, we announced that the 40 kWh battery pack would not be produced. Since some customers had already configured their vehicles with the 40 kWh battery pack, we offered to deliver a vehicle with a 60 kWh battery pack that would be limited to 40 kWh by on-board firmware.

We have delivered over 7,500 Model S vehicles solely to customers in North America. We plan to start European deliveries of the Model S this summer and Asian deliveries later in 2013. Although we have made enhancements to our delivery process in North America and will continue to do so, we have not delivered Model S vehicles outside of North America and thus may face difficulties meeting our delivery plans in both Europe and Asia. If we are unable to ramp up deliveries in Europe and Asia and sustain a high level of weekly Model S deliveries throughout the year, our revenues and operating results could be significantly adversely affected and it would be unlikely that we would achieve our goal of 21,000 Model S deliveries worldwide in 2013.

In April 2013, we announced a financing plan whereby customers could conveniently obtain financing through one of our partner banks and also receive a residual value guarantee from Tesla. We believe that through this arrangement, customers will be able to realize some of the same benefits as those from a traditional lease. As a result of the residual value guarantee, we expect to apply lease accounting to these sales which would defer the recognition of the associated revenues over time instead of full recognition at delivery. Although lease accounting will not impact our cash flows and liquidity, a significant uptake under this program could adversely impact our 2013 revenues and operating results. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ residual value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates.

In addition to sales of Model S, we will continue to recognize automotive sales from our supply of powertrain systems to Toyota for the Toyota RAV4 EV. However, Toyota is not obligated to continue to purchase powertrain systems from us over an extended period of time.

In 2012, we began work on a full electric powertrain under the Mercedes-Benz B-Class EV program. Under this program, we will continue to provide development services and deliver prototype samples in 2013. Similar to our previous development services agreements, due to timing differences that may arise between the recognition of milestone revenues and the underlying costs of development services, the gross margin from our development services activities may vary from period to period. Additionally, we continue to negotiate an agreement to supply Daimler with production parts for the Mercedes-Benz B-Class EV.

During the first quarter of 2013, production efficiency on a per vehicle basis improved substantially as we continued to stabilize and improve our production processes. We also benefited from part cost reductions and labor and overhead costs being allocated over higher production volume. We expect these trends to continue as we execute on our roadmap of achieving component cost reductions as well as realizing manufacturing and logistics efficiencies. As a result, we expect to achieve gross margin in the high teens in the second quarter of 2013. This expectation includes the impact from lower zero emission vehicle (ZEV) credit sales, a lower average selling price due to a higher mix of 60 kWh Model S vehicles, as well as limited sales of the now discontinued 40 kWh vehicles, which will have a range-limited 60 kWh battery pack. We expect our gross margin to continue to rise to our target of 25% in the fourth quarter of 2013, which assumes no ZEV credit revenue. We may not be able to achieve the planned cost reductions from our various cost savings and process improvement initiatives, which would negatively affect our ability to reach our gross margin goals.

During the first quarter of 2013, we recognized $67.9 million in ZEV sales, which contributed to our gross margin. ZEV credit revenue should decline in future quarters relative to our automotive sales as we grow our sales outside the United States and earn fewer credits on the 60 kWh Model S battery variant for those sales that occur in the United States. Other regulatory credit sales recognized during the first quarter of 2013 were $17.1 million. While we will pursue opportunities to monetize ZEV credits we earn from the sales of our vehicles, we do not plan to rely on these sales to be a significant contributor to gross margin, and our business model is not predicated on such ZEV credits.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We currently plan to start production of Model X in late 2014. Our ability to develop and introduce the Model X in this timeframe is based partially on our expectations of leveraging the Model S platform. If there is a lower level of commonality between Model S and Model X than anticipated, our future development and tooling costs may exceed expectations which could delay our Model X production ramp.

During the first quarter of 2013, we continued to expand our stores and significantly expand our service infrastructure. As of the end of the quarter, we had 34 stores and galleries around the world, and plan to open about 15 more stores and galleries in 2013, with about half the openings in Europe and Asia to support our expansion into these regions during the second half of 2013. To keep pace with the growing fleet of customer cars, we remain on plan to add approximately 30 service locations around the world in 2013 to our current network of 41 service centers. During the first quarter, significant progress in planning was made to accelerate the deployment of our Supercharger network in the United States. Going forward, we plan to increase the number of Supercharger installations. We may experience difficulties in finding suitable sites, negotiating leases or obtaining required permits for such locations, and our planned expansion of such Superchargers could be delayed or stalled.

We plan to transition away from collecting reservations in markets where production has been fully implemented. In this vein, we recently began modifying our sales processes to simplify and enhance the customer pre-delivery experience. As Model S production and deliveries became more reliable during the first quarter, we realized that the reservation process was cumbersome and therefore recently eliminated it for Model S in North America. Customers in North America now initiate their purchase by ordering their customized Model S online in a simple three step process, rather than placing a generic reservation in queue. In markets where full production and delivery rates for Model S have not yet been reached, and for Model X, the reservation process will continue. As a result of this transition away from reservations, we have renamed the “reservation payments” caption on our condensed consolidated financial statements to “customer deposits”.

We are currently receiving orders at a rate greater than 20,000 cars per year worldwide. Notably, the orders we are receiving are mainly for deliveries in the United States and have only recently begun to accept orders from Europe. We expect that the number of international orders will increase when we enter the European and Asian markets. Despite changes that we have made de-emphasizing reservations, new monthly reservations received in the first quarter of 2013 were higher than our recent nine-month historical monthly average. Cancellations remained elevated as the price increase started to impact older reservation holders and as some of the opportunistic reservations we received at the end of 2012 reversed during the first quarter of 2013. The new streamlined ordering process has resulted in lower cancellations.

In 2013, we plan to spend approximately $200 million in capital expenditures as we conclude the majority of our investment in the Tesla Factory and Model S tooling. This reduction will be partially offset by expenditures related to expanding our service, store and Supercharger network as well as new product development.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
Automotive sales	$555,203	$19,245
Development services	6,589	10,922

Total revenues	561,792	30,167
Cost of revenues
Automotive sales	461,818	13,932
Development services	3,654	6,025

Total cost of revenues	465,472	19,957
Gross profit	96,320	10,210
Operating expenses
Research and development	54,859	68,391
Selling, general and administrative	47,045	30,582

Total operating expenses	101,904	98,973
Loss from operations	(5,584)	(88,763)
Interest income	10	90
Interest expense	(118)	(65)
Other income (expense), net	17,091	(1,076)

Income (loss) before income taxes	11,399	(89,814)
Provision for income taxes	151	59

Net income (loss)	$11,248	$(89,873)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Vehicle, options and related sales	$540,783	$17,888
Powertrain component and related sales	14,420	1,357

Total automotive sales	$555,203	$19,245

Automotive sales during the three months ended March 31, 2013 were $555.2 million, an increase from $19.2 million during the three months ended March 31, 2012. Vehicle, options and related sales represent sales of Model S and the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three months ended March 31, 2013 were $540.8 million, an increase from $17.9 million for the three months ended March 31, 2012. The increase in vehicle, options and related sales was primarily driven by Model S deliveries which commenced in June 2012, higher sales of regulatory credits including $67.9 million in zero emission credit sales, as well as powertrain component sales to Toyota for the Toyota RAV4 EV, partially offset by a decrease in sales of the Tesla Roadster as we completed production of the Tesla Roadster in January 2012 and limited inventory remains for sale, primarily in Europe and Asia.

Powertrain component and related sales for the three months ended March 31, 2013 were $14.4 million, an increase from $1.4 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we delivered only a limited number of powertrain components to Daimler as the production for both the Daimler Smart fortwo and A-Class EV programs was substantially completed as of December 31, 2011 and the sales of powertrain systems to Toyota under the RAV4 EV supply and services agreement commenced in March 2012. Powertrain component and related sales for the three months ended March 31, 2013 were related to powertrain component sales to Toyota for the Toyota RAV4 EV.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications.

Development services revenue during the three months ended March 31, 2013 was $6.6 million, a decrease from $10.9 million during the three months ended March 31, 2012.

During the fourth quarter of 2012, we entered into a development agreement with Daimler to assist with the development of a full electric powertrain for a Mercedes-Benz B-Class EV vehicle. During the three months ended March 31, 2013, we recognized development services revenue of $6.5 million for the achievement of a milestone and from the delivery of prototype samples to Daimler under this program.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which would be integrated into an electric vehicle version of the Toyota RAV4. During the three months ended March 31, 2012, we completed our remaining milestones and delivered samples under the Phase 1 agreement and recognized $10.7 million of revenue.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales during the three months ended March 31, 2013 was $461.8 million, an increase from $13.9 million during the three months ended March 31, 2012. Cost of automotive sales includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs and reserves for estimated warranty expenses. Cost of automotive sales also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. The increase in cost of automotive sales was driven primarily by the commencement of Model S deliveries in June 2012 as well as electric powertrain component and systems sales to Toyota as we began to deliver under the Toyota RAV4 EV supply and services agreement, partially offset by a decrease in the number of Roadster deliveries and battery packs and chargers delivered to Daimler.

Cost of development services during the three months ended March 31, 2013 was $3.7 million, a decrease from $6.0 million for the three months ended March 31, 2012. Cost of development services includes engineering support and testing, direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs and other development expenses that we incur in the performance of our services under development agreements. The decrease in cost of development services was driven primarily by our development activities for the Toyota RAV4 EV program which we substantially completed during the three months ended March 31, 2012, partially offset by costs associated with development activities related to the Mercedes-Benz B-Class EV program which we commenced in 2012.

Gross profit for the three months ended March 31, 2013 was $96.3 million, an increase from $10.2 million for the three months ended March 31, 2012. This increase was driven primarily by the commencement of Model S deliveries and the sales of regulatory credits, which carry no associated cost of revenues, partially offset by lower sales of the Tesla Roadster.

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

Research and development expenses during the three months ended March 31, 2013 were $54.9 million, a decrease from $68.4 million during the three months ended March 31, 2012. The $13.5 million decrease in research and development expenses consisted primarily of a $12.0 million decrease in materials and prototyping expenses primarily to support our Model S release candidate builds and crash testing in 2012, a $3.7 million decrease in costs related to Model S engineering, design and testing activities, a $1.9 million decrease in office, information technology and facilities-related costs and a $1.3 million decrease in shipping charges for prototype materials. The decrease was partially offset by a $3.5 million increase in employee compensation expenses from higher headcount and a $1.8 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

We anticipate that our research and development expenses in the remainder of 2013 will increase slightly as compared to the first quarter of 2013. In addition, future equity awards may result in an increase in research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended March 31, 2013 were $47.0 million, an increase from $30.6 million during the three months ended March 31, 2012. The $16.4 million increase in our selling, general and administrative consisted primarily of a $7.2 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $5.7 million increase in office, information technology and facilities-related costs to support the growth of our business, a $2.6 million increase in professional and outside services costs and a $0.9 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

We expect selling, general and administrative expenses to increase moderately for the remainder of 2013 as we continue to increase our vehicle selling and servicing capabilities. In addition, future equity awards may result in an increase in selling, general and administrative expenses.

Interest Expense

Our interest expense is incurred primarily from our loans under the DOE Loan Facility to fund our Model S and powertrain activities, and as of August 2012, we had fully drawn down on the DOE Loan Facility. We have historically capitalized this interest to construction in progress. During the three months ended March 31, 2013 and 2012, we capitalized $2.1 million and $1.6 million of interest expense to construction in progress, respectively. As our construction activities decrease over time, we expect to capitalize less interest expense in future periods. Consequently, we expect interest expense to increase during the remainder of 2013.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the change in the fair value of our DOE common stock warrant liability and foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. The DOE warrant is carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net, until its expiration or vesting.

Other income, net, during the three months ended March 31, 2013 was $17.1 million, an increase in income compared to other expense, net, of $1.1 million during the three months ended March 31, 2012. The increase in other income, net, was primarily due to the reduction in fair value of our DOE common stock warrant liability of $10.7 million during the three months ended March 31, 2013. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017; therefore, the DOE warrant is no longer expected to vest. The increase in other income was also attributable to a favorable foreign currency exchange impact from our foreign currency-denominated liabilities, especially related to the Japanese yen.

Provision for Income Taxes

Our provision for income taxes during the three months ended March 31, 2013 was $0.2 million compared to $0.1 million during the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 was due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through March 31, 2013, we had accumulated net operating losses of $1.05 billion and have used $660.6 million of cash in operations. As of March 31, 2013, we had $231.1 million in principal sources of liquidity available from our cash and cash equivalents in the amount of $214.4 million which included investments in money market funds, and cash of $14.8 million deposited in a dedicated DOE account in accordance with the requirements of our DOE Loan Facility to pre-fund our quarterly DOE loan repayment of principal and interest that will come due on June 15, 2013.

Other sources of cash include cash from the sales of Model S, customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services and sales of powertrain components and systems. We expect that our current sources of liquidity, including cash, cash equivalents, cash held in our dedicated DOE account, together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish and expand our stores, service centers and Supercharger network and to make the investments in tooling and manufacturing capital required to introduce Model X. If market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

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

For more information on the DOE Loan Facility, see Note 6 to our Condensed Consolidated Financial Statements included under Item 1, Part I of this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$64,079	$(63,300)
Net cash used in investing activities	(55,236)	(66,227)
Net cash provided by financing activities	3,684	92,831

We have restated the unaudited statement of cash flows for the three months ended March 31, 2012. Amounts related to purchases of property and equipment during the period that were not paid as of March 31, 2012 were erroneously included as cash outflows from investing activities in our previously issued financial statements. This correction resulted in a $13.2 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities. There was no impact on our previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

Cash Flows from Operating Activities

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

Net cash provided by operating activities was $64.1 million during the three months ended March 31, 2013 net of adjustments for non-cash items such as depreciation and amortization of $17.9 million, non-cash charges of $14.9 million related to stock-based compensation expense, and inventory write-downs of $1.5 million, partially offset by other income associated with the reduction in fair value of the DOE common stock warrant liability of $10.7 million. Significant operating cash inflows were comprised primarily of automotive sales of $555.2 million, an $18.2 million decrease in inventory and operating lease vehicles, $6.6 million of development services revenue and a $4.1 million net increase in deferred revenue associated with various vehicle service plans introduced in March 2013. Significant operating cash outflows for the three months ended March 31, 2013 were primarily related to $465.5 million of cost of revenues, $101.9 million of operating expenses, a $26.6 million decrease in accounts payable and accrued liabilities primarily due to the timing of vendor payments, an $8.1 million net decrease in customer deposits as a result of the sales of Model S and a $2.6 million increase in prepaid expenses and other current assets.

Net cash used in operating activities was $63.3 million during the three months ended March 31, 2012. The largest component of our cash used during this period related to our net loss of $89.9 million, which included non-cash charges of $10.7 million related to stock-based compensation expense, $4.2 million related to depreciation and amortization and $2.6 million related to inventory write-downs and adverse purchase commitments. Significant operating cash outflows were primarily related to $99.0 million of operating expenses, $20.0 million of cost of revenues and a $5.6 million increase in inventory and operating lease vehicles, partially offset by a $6.3 million increase in accounts payable and accrued liabilities and a $2.5 million decrease in prepaid expenses and other current assets. Inventory increased to meet our planned production requirements for the Model S and powertrain component sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. The decrease in prepaid expenses and other current assets was primarily driven by various tax refunds received during the three months ended March 31, 2012. Significant operating cash inflows for the three months ended March 31, 2012 were comprised primarily of automotive sales of $19.2 million, $10.9 million of development services revenue and a $21.6 million net increase in customer deposits, partially offset by a $4.1 million increase in accounts receivable. The increase in accounts receivable was related primarily to receivables from Toyota for the achievement of our final milestones under the Toyota RAV4 EV Phase 1 contract services agreement.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we must maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies. We currently expect our capital expenditures in 2013 to be approximately $200 million, as we have concluded the majority of our investment in the Tesla Factory and Model S tooling. This reduction will be partially offset by expenditures related to the expansion of our service, store and Supercharger network, investing in new capital equipment and tooling to reduce variable costs and new product development.

Net cash used in investing activities was $55.2 million during the three months ended March 31, 2013 primarily related to $57.7 million in purchases of capital equipment and tooling, partially offset by a $2.6 million net decrease in restricted cash.

Net cash used in investing activities was $66.2 million during the three months ended March 31, 2012 primarily related to $54.8 million in purchases of capital equipment and a net transfer of $11.0 million into our dedicated DOE accounts in accordance with the provisions of the DOE Loan Facility. The increase in capital purchases was primarily due to significant continuing development and construction activities at the Tesla Factory as well as purchases of manufacturing equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.7 million during the three months ended March 31, 2013 and was comprised primarily of $17.9 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan, partially offset by $12.7 million related to our planned quarterly repayment of loan principal under the DOE Loan Facility, and $1.5 million related to principal payments on our capital leases.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses during the three months ended March 31, 2013 was denominated in foreign currencies, including the Japanese yen, euro and British pound. Conversely, for this period and until such time as we begin shipping significant quantities of Model S vehicles to foreign jurisdictions, we expect that a significant majority of our revenues will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. In the future, and as we begin selling Model S overseas, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars. As a result of a favorable foreign currency exchange impact from foreign currency-denominated liabilities, especially related to the Japanese yen, we recorded gains on foreign exchange transactions in other income (expense), net, for the three months ended March 31, 2013.

Interest Rate Risk

We had cash and cash equivalents totaling $214.4 million as of March 31, 2013. A portion of our cash and cash equivalents was invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of March 31, 2013, we had loans under the DOE Loan Facility for an aggregate of $439.6 million and capital lease obligations of $15.9 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as a result of a material weakness in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our disclosure controls and procedures were not effective as of March 31, 2013.

Previously Reported Material Weakness

Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the presentation and disclosure of non-cash capital expenditures in our consolidated statements of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design effective controls to determine and review the total unpaid amounts related to capital expenditures that should have been excluded from operating and investing activities in the cash flow statement and disclosed as non-cash items. In response to the material weakness in internal controls described above, during the three months ended March 31, 2013, we began to include as part of our financial reporting review process, the determination of total unpaid amounts related to capital expenditures that should be excluded from investing activities in the consolidated statement of cash flows and disclosed as non-cash items. Though management is still evaluating the design of these new procedures, we believe that our improved processes and procedures will assist in the remediation of the material weakness. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively.

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

We began manufacturing and delivering Model S in June 2012. We have very limited experience to date in high volume manufacturing of our electric vehicles as we only recently reached full production of Model S for the U.S. market and will begin production of Model S for the European market shortly. Our ability to maintain high volume Model S production will depend upon a number of factors, including our suppliers’ ability to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in maintaining our production level of Model S could materially damage our brand, business, prospects, financial condition and operating results.

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

In addition, for Model S we have introduced a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry, and Model S has a number of new and unique design features, such as a 17 inch display screen, newly designed retractable exterior door handles and a panoramic roof, each of which poses unique manufacturing challenges. Model S production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity for Model S, or cause us to miss planned production targets, any of which could have a material adverse effect on our business, prospects, operating results and financial condition. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Our ability to sustain volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

•

that our suppliers will be able and willing to deliver components in a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

•

that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our production plan and allows for high quality vehicles;

•	that we will be able to launch and ramp Model S in Europe and Asia pursuant to our current timeline;

•	that we will be able to schedule and complete deliveries at our planned volume production;

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

Finally, detailed long-term testing of systems integration, performance and safety as well as long-term quality, reliability and durability testing, such as testing for three-phase charging in Europe, are ongoing and any negative results from such testing could cause production or delivery delays in Model S, cost increases or lower quality Model S vehicles.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We have in the past experienced source disruptions in our supply chains, including those relating to our slower-than-anticipated ramp in our Model S production goals for 2012. We may experience additional delays in the future with respect to Model S and any other future vehicle we may produce. In addition, because we do not have written agreements in place with all of our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

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

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of Model S and powertrain manufacturing facilities, or unexpected costs or cost overruns associated with the planned launch of Model S in Europe and Asia. If Model S tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of Model X may exceed expectations.

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

Our long-term success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically Model S and new vehicle models such as Model X, in the U.S. and abroad.

Our long-term success is dependent on market acceptance of two new vehicles: the Model S sedan and the Model X crossover. While initial reviews of Model S from both the press and customers have been positive, there is no guarantee that Model S will be successfully accepted by the general public in the long-term. As we enter into new markets such as Europe and Asia, there is no guarantee that customers in such markets will embrace our vehicles and if they do not, demand for our vehicles could be lower than our expectations.

Additionally, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including Model X, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X. To the extent that we are not able to build Model X to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles.

Our future growth is dependent upon consumers’ willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles in the U.S. and abroad does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

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

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs;

•

our capability to rapidly swap out the Model S battery pack and the development of specialized public facilities to perform such swapping, which do not currently exist but which we plan to introduce in the near future;

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

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about overly quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. NHTSA plans to finalize a rule in 2013 with an effective date that could be implemented as soon as September 1, 2014. This will begin a three year phase-in schedule for establishing these minimum sounds in all electric and hybrid electric vehicles. Adding this artificial noise may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003 and began delivering our first vehicle, the Tesla Roadster, in early 2008. We only began producing our second electric vehicle, Model S, in June 2012 and our production processes continue to mature, especially those production processes related to our planned Model S deliveries in Europe and Asia.

We have historically derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. Model S became the primary contributor to our revenue starting in the fourth quarter of 2012. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X and future electric vehicles. We have only a very limited operating history with respect to Model S. While we expect Model S cost reduction efforts undertaken by both us and our suppliers will continue to reduce the costs of manufacturing Model S during 2013, the success and timing of such efforts is difficult to predict, which limits our ability to precisely forecast the cost of producing Model S. Further, we have only produced an early prototype of the Model X crossover and have not yet started production of Model S for Europe or Asia, and are still in the process of completing homologation of Model S for these new markets. Our vehicle design and our engineering, manufacturing and component supply plans for Model S may continue to be adjusted. In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota), and there is no guarantee that we will be able to enter into future agreements with these companies on favorable terms. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

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

We provide guidance regarding our expected financial and business performance including our projections regarding the number of vehicles we hope to sell in future periods and our anticipated future revenues and gross margins. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

•	our ability to achieve anticipated production and sales volumes and projected average sales prices for Model S in the U.S. and abroad;

•	supplier and commodity-related costs;

•	planned cost reductions; and

•	our ability to recognize revenue from Toyota and Daimler and from selling regulatory credits to other automobile manufacturers.

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

We may be unable to sell additional regulatory credits, such as zero emission vehicle (ZEV), greenhouse gas emission (GHG) and corporate average fuel economy (CAFE) credits, to other automobile manufacturers, which would negatively impact our revenues, margins and our ability to reach profitability.

Our revenues to date have included amounts we receive from selling certain regulatory credits such as ZEV, GHG and CAFE credits to other automobile manufacturers. For example, in the first quarter of 2013 we earned significant revenues from selling ZEV and other regulatory credits, and we have sold substantially all of the ZEV credits saleable under our existing ZEV credit sale agreements. While we continue our efforts to sign agreements with a limited pool of automakers to sell them ZEV, GHG and other regulatory credits, we may not be able to enter into new agreements to sell any or all our available regulatory credits related to Model S, Model X or our other future vehicles, which would negatively impact our revenues and margins. Additionally, any inability to sell additional regulatory credits may negatively impact our ability to maintain profitability in the short term.

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

Our vehicles, or vehicles that contain our powertrains such as the Toyota RAV4 EV or future Daimler vehicles, may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Recent Model S issues experienced by customers include those related to the software for the 17 inch display screen, the retractable exterior door handles and the 12V battery. Although we are attempting to remedy the Model S issues experienced by our customers in a rapid manner by expanding our service centers and personnel, such efforts may not be timely or up to the satisfaction of our customers.

While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our battery packs, powertrains and vehicles. Specifically, we have only a limited amount of data by which to evaluate Model S, upon which our business prospects depend, due to the fact that we only recently began production in June 2012. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers.

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

We have a history of losses and have to deliver significant cost reductions to maintain profitability and long-term commercial success.

We have had net losses in each quarter since our inception, except for the first quarter of 2013. Even if we are able to successfully maintain our current Model S production levels, there can be no assurance that it will be commercially successful. In order to maintain profitability as well as long-term commercial success, we must continue to achieve our planned cost reductions and control our operational costs while producing quality Model S vehicles at volume, maintain our Model S delivery rates to match our current and anticipated Model S production capacity, maintain strong demand for Model S in the U.S., grow demand for Model S abroad, and achieve our planned cost reductions and control our operational costs. Failure to do one or more of these things could prevent us from reaching profitability.

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

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only a limited number of suppliers for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendor could temporarily disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. Any attempts to increase Model S prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

Most recently, the New York Times published a review of the Model S and our Supercharger network on a route from Washington, D.C. to Boston. Despite instructions to the contrary, the reporter did not follow all recommendations, including failing to fully recharge the vehicle at one of the two Supercharger locations along the route. As a result, the Model S failed to complete the journey under its own power and the NY Times reporter published a negative review. While there were subsequent corrections by the NY Times Public Editor regarding the reporter’s failure to conform to all Tesla recommendations, as well as problems with “precision and judgment,” the original story still created a negative public perception about Model S, its capabilities and the Supercharger network. Such comments can and did negatively impact sales in that region. In addition, citation to the original NY Times article still continues. To the extent that these comments are believed by the public, this may cause current or potential customers not to purchase our electric vehicles, including Model S and Model X, which can materially adversely affect our business, operating results, financial conditions and prospects.

The range and power of our electric vehicles on a single charge declines over time which may negatively influence potential customers’ decisions whether to purchase our vehicles.

The range and power of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. How a customer uses their Tesla vehicle, the frequency of recharging the battery pack at a low state of charge and the means of charging can result in additional deterioration of the battery pack’s ability to hold a charge over the long term. For example, we currently expect that our battery pack for the Tesla Roadster will retain approximately 60-65% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range and power. Deterioration of the Model S battery pack is expected to be less than the Roadster; however, such battery pack deterioration and the related decrease in range and power may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

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

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of Model S in the U.S. and abroad will necessitate the development, maintenance and improvement of our information technology systems which include product data management, procurement, inventory management, production planning and execution, sales and logistics, dealer management, financial and regulatory compliance systems. These systems support our operations and enable us to produce Model S in volume. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement processes, manufacturing execution, finance, supply chain and sales processes that may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell and deliver vehicles to our Tesla stores and customers. We cannot be sure that these expanded systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

Other aspects of our distribution model also differ from those used by traditional automobile manufacturers. For example, , we do not anticipate that we will ever carry a significant amount of Model S inventory at our stores and customers may need to wait up to a few months from the time they place an order until the time they receive their vehicle. This type of custom manufacturing is unusual in the premium sedan market in the United States and it is unproven whether the average customer will be willing to wait this amount of time for such a vehicle. If customers do not embrace this ordering and retail experience, our business will be harmed.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, in October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. Although we believe that Massachusetts and New York laws, as well as other state laws, were not designed to prevent our distribution model, such challenges in these states, and possible similar challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, such as Massachusetts and Minnesota, there are also legislative efforts by vehicle dealer associations to propose bills that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model.

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

As of March 31, 2013, we had $130.7 million in reservation payments (now referred to as customer deposits), primarily for Model S and Model X, all of which are subject to cancellation by the customer up until such time that the customer enters into a purchase agreement. We have experienced ongoing cancellations for our vehicles and have had to refund the related reservation payments, and cancellations may continue.

Given the long lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and on Model S and that we expect to experience on Model X, there is a heightened risk that customers that have made reservations may cancel such reservations and not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, when we delayed the introduction of the original Tesla Roadster in the fall of 2007, we experienced a significant number of customers that cancelled their reservations and requested the return of their reservation payment. Cancellations on Model S have recently increased as we have asked numerous customers on the reservation list to configure their cars for delivery or risk losing their production slot and/or their 2012 pricing.

Additionally, a number of our reservation holders are also electing to defer configuring their cars or have not responded to our invitations to them to configure their cars for delivery. It is likely that a portion of these customers will ultimately cancel their reservations, thereby resulting in higher cancellation rates. Furthermore, if we encounter delays in the planned launch and production ramp of Model S for Europe or Asia, or the introduction of Model X, we believe that a significant number of our customers could similarly cancel their reservations and demand refunds of their reservation payments. As a result, no assurance can be made that reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle. Although we are transitioning away from a reservations model, significant cancellations could harm our financial condition, business, prospects and operating results.

We may not realize the benefits of our Supercharger network which could harm our business, brand and operating results.

We have only recently started to deploy Tesla Superchargers in the United States. Tesla Superchargers are a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles equipped with Supercharger hardware. We intend to expand the Tesla Supercharger network throughout the U.S., Canada and Europe, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network. We may also be unable to expand the Supercharger network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. In addition, as we have announced that we will not be charging our customers to access this network, any significant unexpected costs that we encounter may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles. If our Supercharger network is not expanded as currently planned or as fast as planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

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

We plan to start Model X production in late 2014. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. In 2012, we also experienced delays in the ramp of Model S. We may experience similar delays, cost overruns and adverse publicity in launching Model X, any of which could be significant. We are in the initial design and development stages of Model X. Furthermore, we have not yet evaluated, qualified or selected all of our suppliers for the planned production of Model X. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such engineering and manufacturing resources are devoted to the design and production of Model S or are otherwise engaged such as in development services activities as they have been up until now, we may have difficulty designing and delivering Model X in a timely manner. If we are not able to manufacture and deliver Model X in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. Additionally, we have not in the past, and do not currently, offer customary discounts on our vehicles like most of our competitors do.

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

Over the last few years, the continued challenging macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our vehicles. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles in our two primary markets of the United States and Europe generally have dropped during this recessionary period, and have not yet recovered in Europe. Sales of high-end and luxury consumer products, such as our performance electric vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for Model S or future vehicles such as Model X, any of which could materially harm our business, prospects, financial condition and operating results. We plan to grow our sales in Europe and Asia in 2013 and beyond. If there is a continued downturn in the European economy, our prospects of growth in Europe could be severally constrained which may harm our financial condition and operating results.

Our financial results may vary significantly from period-to-period due to the seasonality of our business, fluctuations in our operating costs and other factors.

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

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	our limited operating history;

•	unfamiliarity with or uncertainty about Model S and Model X;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the perceived prospect that we will need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. As of March 31, 2013, we had approximately $231.1 million in principal sources of liquidity from our cash and cash equivalents and restricted cash. This includes our cash and cash equivalents in the amount of approximately $214.4 million which includes our investments in money market funds, as well as restricted cash of $14.8 million.

We expect that our principal sources of liquidity will provide us adequate liquidity based on our current plans. However, until we are consistently generating positive free cash flows, if the costs for developing and manufacturing Model S variants or Model X exceed our expectations or if we incur any significant unplanned expenses or embark on or accelerate new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover, establish sales and service centers and to make the investments in tooling and manufacturing capital required to introduce Model X. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

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

We relied on the DOE Loan Facility to develop and produce Model S and develop the Tesla Factory. We do not currently have any similar type of loan facility in place for our Model X or any future vehicles. In addition, we have only recently begun to accept customer reservation payments on Model X, can provide no assurance that customers will be willing to make such payments and accordingly may be reliant on other sources to fund the development of this vehicle.

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

We service our performance electric vehicles through our company-owned Tesla service centers, certain of our stores, and through our mobile service technicians known as the Tesla Rangers. However, certain service centers have been open for short periods, and to date we have only limited experience servicing our performance vehicles at these locations. We will need to open new standalone service centers and hire and train significant numbers of new employees to staff these service centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Model S, Model X and future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the Toyota RAV4 EV which uses a Tesla powertrain, potential future Daimler vehicles that use Tesla powertrains or the Model X may hurt the Tesla brand.

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

Regulators could review our practice of taking reservation and deposit payments and, if the practice is deemed to violate applicable law, we could be required to pay penalties, refund the payments stop accepting additional payments, and restructure certain aspects of our sales program.

For customers interested in making a reservation or order for Model S or Model X, we require an initial fully refundable reservation payment. We generally use these funds for working capital and other general corporate purposes. California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV), which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California may be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended March 31, 2013 was denominated in foreign currencies, including the Japanese yen, the euro and the British pound. Conversely for this period until such time as we begin shipping significant quantities of Model S vehicles to Europe and Asia, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, especially against the Japanese yen, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. As we begin selling Model S overseas in 2013, as well as delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the customer base of our electric vehicles, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

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

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, funding for these programs is limited and there is no guarantee that our vehicles will be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California renewed the Clean Vehicle Rebate Program for 2012 a rebate program for the purchase of qualified alternative technology vehicles. California recently reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand, and such funds may run out or be limited in ways that would be adverse to purchasers of our vehicles. Subsequent purchasers could face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available or be unable to obtain a rebate at all. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including Model S. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles and allow us to set a higher sales price for the Tesla Roadster in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our Tesla Roadster and Model S, could be adversely affected.

Our relationship with Daimler is subject to various risks which could adversely affect our business and future prospects.

Our relationship with Daimler poses various risks to us including:

•	potential loss of access to parts that Daimler is providing for Model S;

•

potential loss of business and adverse publicity to our brand image if there are defects or other problems discovered with our electric powertrain components that Daimler has incorporated into their vehicles; and

•	potential inability to successfully negotiate an agreement to supply Daimler with production parts for the Mercedez-Benz B-Class EV.

The occurrence of any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

The operation of our vehicles is different from internal combustion engine vehicles and our customers may experience difficulty operating them properly, including difficulty transitioning between different methods of braking.

We have designed our vehicles to minimize inconvenience and inadvertent driver damage to the powertrain. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of internal combustion vehicles. For example, we employ regenerative braking to recharge the battery pack in most modes of vehicle operation. Our customers may become accustomed to using this regenerative braking instead of the wheel brakes to slow the vehicle. However, when the vehicle is at maximum charge, the regenerative braking is not needed and is not employed. Accordingly, our customers may have difficulty shifting between different methods of braking. In addition, we use safety mechanisms to limit motor torque when the powertrain system reaches elevated temperatures. In such instances, the vehicle’s acceleration and speed will decrease. Finally, if the driver permits the battery pack to substantially deplete its charge, the vehicle will progressively limit motor torque and speed to preserve the charge that remains. The vehicle will lose speed and ultimately coast to a stop. Despite several warnings about an imminent loss of charge, the ultimate loss of speed may be unexpected. There can be no assurance that our customers will operate the vehicles properly, especially in these situations. Any accidents resulting from such failure to operate our vehicles properly could harm our brand and reputation, result in adverse publicity and product liability claims, and have a material adverse effect on our business, prospects, financial condition and operating results. In addition, if consumers dislike these features, they may choose not to buy additional cars from us which could also harm our business and prospects.

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

Currently in Northern California, there is increasing competition for talented individuals with the specialized knowledge of electric vehicles, software engineers, manufacturing engineers and other skilled employees and this competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire and retain employees. Additionally, we compete with many mature and prosperous companies in Northern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting news ones would have an adverse effect on our performance.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2013, we have accrued $5.3 million related to these environmental liabilities.

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

•

the amendment or rescission of California’s zero emission vehicle regulations administered by the California Air Resources Board under the California Health & Safety Code could reduce new business opportunities for our powertrain sales and development activities, as well as our ability to monetize ZEV credits not only in California, but also in the eleven additional states that have adopted the California program;

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

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 mile New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase Extended Service plans for the period after the end of the New Vehicle Limited Warranty for the Tesla Roadster to cover additional services for up to an additional three years or 36,000 miles, provided they are purchased within a specified period of time. Subject to separate limited warranties for the supplemental restraint system and battery, we provide a four year or 50,000 mile New Vehicle Limited Warranty for the purchasers of Model S. The New Vehicle Limited Warranty for Model S covers the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. In addition, customers have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty for Model S to cover additional services for an additional four years or 50,000 miles, provided it is purchased within a specified period of time. The New Vehicle Limited Warranty and Extended Service plans for each of the Tesla Roadster and Model S are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. We have previously provided our Tesla Roadster customers with a battery replacement option to replace the battery in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles and also recently announced a battery replacement option for our Model S in which customers may purchase, within a specified period of time, a one-time option (subject to certain limitations and exclusions) to replace the battery at any time before the twelfth anniversary of such purchase date, with certain price adjustments depending upon the year the battery is replaced.

We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. For new vehicles in particular, we record warranty reserves based on management’s best estimate of projected warranty experience until adequate historical data is accumulated over a period of time, generally a few quarters. As we have limited operating experience with Model S, and therefore little experience with warranty claims for this vehicle, reserves that we recorded for Model S may be insufficient to cover all future warranty claims. Additionally, in April 2013, as part of our ongoing efforts to improve the customer ownership experience, we made the Model S battery warranty a “no fault” warranty and also eliminated the annual service requirement that was needed to keep the New Vehicle Limited Warranty in effect. Should this change in warranty coverage lead to an increase in warranty claims, we may need to record additional warranty reserves which would negatively affect our profitability.

Since we began initiating sales of our vehicles, we have continued to refine our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such changes in the future. As of March 31, 2013, we had warranty reserves of $24.1 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims due to potential higher average warranty expenses over the product life cycle or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

The introduction of our residual value guarantee may result in lower revenues and profits and exposes us to resale risk to the extent many customers elect to return their vehicles to us and the residual values of these cars are below the guaranteed value.

We recently announced that we would provide a residual value guarantee to all customers who purchased a vehicle and financed it with one of our specified commercial banking partners. Customers who purchase and finance their vehicles in this manner have the option of selling their vehicles back to us after a period from 36 to 39 months for a predetermined residual value. As a result of this residual value guarantee and customers having the option of selling their vehicles to us, we expect to apply lease accounting to such purchases which would defer the recognition of the associated revenues over time instead of full recognition at Model S delivery. Although lease accounting will not impact our cash flows and liquidity, a significant uptake under this program could have a significant adverse impact on our near term revenues and operating results. While we do not assume any credit risk of the customer, we are exposed to the risk that the vehicles’ residual value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates. Currently, there is only a very limited secondary market for our electric vehicles in particular, and electric vehicles in general, on which to base our estimates, and such a secondary market may not develop in the future. Our residual value and return volume estimates could prove to be incorrect, either of which could harm our financial condition and operating results.

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

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software for integration into the electric vehicle version of the Toyota RAV4. Pursuant to this agreement, we expect that Toyota will pay us approximately $100 million between 2012 and 2014 based on our delivery of electric powertrain systems.

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

Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our intellectual property is difficult. Unauthorized use or infringement of our trademarks in countries which have a “first-to-file” patent system could affect our ability to successfully grow our business internationally.

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

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $75.77 per share and a low of $25.52 per share over the last 52 weeks.

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

A substantial portion of our total outstanding shares are held by a small number of insiders and investors and may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. Stockholders owning a substantial portion of our total outstanding shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, we have registered shares previously issued or reserved for future issuance under our equity compensation plans and agreements, a portion of which are related to outstanding option awards. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Mr. Musk borrowed funds from an affiliate of our underwriter in our public offering in 2011 and pledged shares of our common stock to secure this borrowing. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

In June 2011, Goldman Sachs Bank USA, an affiliate of Goldman, Sachs & Co., made a loan in the amount of $35 million to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust. Interest on the loan accrues at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with this loan. Goldman Sachs Bank USA made additional extensions of credit in an aggregate amount of $50 million to Elon Musk and the Trust and Mr. Musk used a portion of the proceeds of such loans to purchase shares in our June 2011 private placement. Interest on the loans will accrue at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with these loans. As a regulated entity, Goldman Sachs Bank USA makes decisions regarding making and managing its loans independent of Goldman, Sachs & Co. Mr. Musk and Goldman have a long-standing relationship of almost a decade. In addition, in May 2011, Morgan Stanley Smith Barney LLC made a loan to Mr. Musk in the amount of $12 million. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust. The terms of these loans were negotiated directly between Mr. Musk and Goldman Sachs Bank USA and Morgan Stanley Smith Barney LLC.

If the price of our common stock declines, Mr. Musk may be forced by Goldman Sachs Bank USA and/or Morgan Stanley Smith Barney LLC to provide additional collateral for the loans or to sell shares of Tesla common stock in order to remain within the margin limitations imposed under the terms of his loans. The loans between Goldman Sachs Bank USA and Morgan Stanley Smith Barney LLC on the one hand, and Mr. Musk and the Trust on the other hand, prohibit the non-pledged shares currently owned by Mr. Musk and the Trust from being pledged to secure any other loans. In addition, our DOE Loan Facility requires

Mr. Musk and certain of his affiliates, until one year after we complete the project relating to the Model S Facility, to own at least 65% of the Tesla capital stock held by them as of the date of the DOE Loan Facility, and a failure to comply would be an event of default that could result in an acceleration of all obligations under the DOE Loan Facility documents and the exercise of other remedies by the DOE. These factors may limit Mr. Musk’s ability to either pledge additional shares of Tesla common stock or sell shares of Tesla common stock as a means to avoid or satisfy a margin call with respect to his pledged Tesla common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further.

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

Tesla Motors, Inc.

Date: May 9, 2013	/s/ Deepak Ahuja
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