Form 10-Q
period 2013-06-30
TESLA MOTORS INC
filed 2013-08-09
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 121,449,647 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$746,057	$201,890
Restricted cash	1,362	19,094
Accounts receivable	113,544	26,842
Inventory	254,891	268,504
Prepaid expenses and other current assets	13,688	8,438

Total current assets	1,129,542	524,768

Operating lease vehicles, net	131,468	10,071
Property, plant and equipment, net	595,579	552,229
Restricted cash	7,059	5,159
Other assets	24,196	21,963

Total assets	$1,887,844	$1,114,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$262,227	$303,382
Accrued liabilities	55,126	39,798
Deferred revenue	29,781	1,905
Capital lease obligations, current portion	5,695	4,365
Customer deposits	133,716	138,817
Long-term debt, current portion	—	50,841

Total current liabilities	486,545	539,108

Common stock warrant liability	—	10,692
Capital lease obligations, less current portion	9,249	9,965
Deferred revenue, less current portion	68,293	3,060
Long-term debt, net, less current portion	578,740	401,495
Other long-term liabilities	115,591	25,170

Total liabilities	1,258,418	989,490

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 121,429,665 and 114,214,274 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	121	115
Additional paid-in capital	1,714,163	1,190,191
Accumulated deficit	(1,084,858)	(1,065,606)

Total stockholders’ equity	629,426	124,700

Total liabilities and stockholders’ equity	$1,887,844	$1,114,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues
Automotive sales	$401,535	$22,054	$956,738	$41,299
Development services	3,604	4,599	10,193	15,521

Total revenues	405,139	26,653	966,931	56,820
Cost of revenues
Automotive sales	303,599	20,150	765,417	34,082
Development services	1,057	1,741	4,711	7,766

Total cost of revenues	304,656	21,891	770,128	41,848
Gross profit	100,483	4,762	196,803	14,972
Operating expenses
Research and development	52,312	74,854	107,171	143,245
Selling, general and administrative	59,963	36,083	107,008	66,665

Total operating expenses	112,275	110,937	214,179	209,910

Loss from operations	(11,792)	(106,175)	(17,376)	(194,938)
Interest income	39	74	49	164
Interest expense	(20,116)	(84)	(20,234)	(149)
Other income (expense), net	1,668	691	18,759	(385)

Loss before income taxes	(30,201)	(105,494)	(18,802)	(195,308)
Provision for income taxes	301	109	452	168

Net loss	$(30,502)	$(105,603)	$(19,254)	$(195,476)

Net loss per share of common stock, basic and diluted	$(0.26)	$(1.00)	$(0.17)	$(1.86)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	118,193,608	105,242,452	116,462,371	105,013,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(30,502)	$(105,603)	$(19,254)	$(195,476)

Other comprehensive income, net of tax:
Unrealized net loss on short-term marketable securities	—	—	—	(6)
Reclassification adjustment for gain included in net income	—	6	—	6

Other comprehensive income	—	6	—	—

Comprehensive loss	$(30,502)	$(105,597)	$(19,254)	$(195,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
		(As Restated)

Cash Flows From Operating Activities
Net loss	$(19,254)	$(195,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,048	8,511
Stock-based compensation	34,582	23,254
Amortization of Department of Energy (DOE) loan origination costs	5,558	—
Inventory write-downs	5,589	3,678
Amortization of discount on 1.50% convertible senior notes	1,582
Change in fair value of DOE warrant liability	(10,692)	(309)
Discounts and premiums on short-term marketable securities	—	56
Other	600	1,020
Changes in operating assets and liabilities
Accounts receivable	(86,702)	(1,483)
Inventories and operating lease vehicles	(129,246)	(18,438)
Prepaid expenses and other current assets	(3,444)	2,580
Other assets	304	(79)
Accounts payable	(6,421)	3,473
Accrued liabilities	14,951	2,878
Deferred revenue	93,110	(114)
Customer deposits	(5,100)	41,686
Other long-term liabilities	90,421	1,199

Net cash provided by (used in) operating activities	25,886	(127,564)

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(98,242)	(112,777)
Withdrawals out of our dedicated DOE accounts, net	14,752	8,218
Decrease (increase) in other restricted cash	1,080	(2,608)
Purchases of marketable securities	—	(14,992)
Maturities of short-term marketable securities	—	40,000

Net cash used in investing activities	(82,410)	(82,159)

Cash Flows From Financing Activities
Proceeds from 1.50% convertible senior notes	660,000	—
Proceeds from issuance of warrants	120,318	—
Purchase of convertible note hedges	(177,540)	—
Proceeds from issuance of common stock in public offering	360,000	—
Proceeds from issuance of common stock in private placement	55,000	—
Common stock and 1.50% convertible senior notes issuance costs	(16,207)	—
Principal payments on DOE loans	(452,337)	—
Proceeds from DOE loans	—	155,541
Proceeds from exercise of stock options and other stock issuances	55,091	10,391
Principal payments on capital leases and other debt	(3,634)	(921)

Net cash provided by financing activities	600,691	165,011

Net increase (decrease) in cash and cash equivalents	544,167	(44,712)
Cash and cash equivalents at beginning of period	201,890	255,266

Cash and cash equivalents at end of period	$746,057	$210,554

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$20,593	$30,167

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

Public Offerings and Concurrent Private Placements

In May 2013, we completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.5 million (which includes 487,857 shares or $45.0 million sold to Elon Musk, our Chief Executive Officer and cofounder (CEO)), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price. Concurrent with these equity transactions, we also issued $660.0 million principal amount of 1.50% convertible senior notes due June 2018 in a public offering and received total cash proceeds of approximately $648.0 million, net of underwriting discounts and offering costs (see Note 6).

In October 2012, we completed a public offering of common stock and sold a total of 7,964,601 shares of our common stock for total cash proceeds of $222.1 million (which includes 35,398 shares or $1.0 million sold to our CEO), net of underwriting discounts and offering costs.

Restatement of Prior Year Amounts

In conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 7, 2013, we restated the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2012. Amounts related to purchases of property and equipment during the period that were not paid as of June 30, 2012 were erroneously included as cash outflows from investing activities in our previously issued financial statements. This correction resulted in a $16.5 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities. We also corrected our supplemental disclosure of noncash acquisition of property and equipment by an increase of $28.1 million for the six months ended June 30, 2012. There was no impact on our previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

As detailed in the table below, this restatement impacted the following condensed consolidated cash flow line items (in thousands):

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Accounts payable and accrued liabilities	$22,847	$(16,496)	$6,351
Net cash used in operating activities	(111,068)	(16,496)	(127,564)

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(129,273)	16,496	(112,777)
Net cash used in investing activities	(98,655)	16,496	(82,159)

Supplemental disclosure of noncash investing activities
Acquisition of property and equipment	2,106	28,061	30,167

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Tesla and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of expenses during the reporting period, including revenue recognition, residual value of operating lease vehicles, inventory valuation, warranties, fair value of financial instruments and stock-based compensation. Actual results could differ materially from those estimates.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

For Model S sales, revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In certain circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer, provided that such options do not limit the functionality of the vehicle. In such cases, we continue to defer the related revenue based on the undelivered items’ fair value, as evidenced by the contractual price of the option in stand-alone transactions, where available, or using the selling price hierarchy where such prices do not exist. Additionally, if a customer purchases a vehicle option that requires us to provide services in the future, we will defer the related revenue based on the undelivered items’ fair value and recognize the associated revenue over our expected performance period. As of June 30, 2013, we had deferred $16.6 million related to the purchase of vehicle service plans and $4.1 million related to access to our Supercharger network. During the three months ended June 30, 2013, we deferred $2.8 million related to Supercharger network access that was recognized as revenues during the first quarter of 2013 but that should have been deferred over the expected term of use of the Supercharger network. This correction was not material to the current or prior period consolidated financial statements.

Resale Value Guarantee

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. Although we receive the full amount of cash for the vehicle sales price at delivery, we account for transactions under the resale value guarantee program as operating leases. Accordingly, we defer and amortize to automotive sales revenue the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. Similarly, we capitalize and depreciate the cost of the respective operating lease vehicles less resale value guarantee amount to cost of automotive sales over the same period. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, any unamortized deferred revenue and operating lease vehicle net book value is then recognized in automotive sales and cost of automotive sales, respectively.

The resale value guarantee amount represents management’s best estimate as to the resale value of the Model S vehicle and related vehicle options during the 36 to 39 month period after delivery. Since we are depreciating our operating lease vehicles to the resale value guarantee amount, we will adjust our depreciation estimates as needed, if the resale value is projected to be lower in future periods. As we accumulate more actual data related to the resale experience of Model S, we may be required to make significant changes to our estimates.

As of June 30, 2013, we recorded $75.2 million in deferred revenues and $72.4 million in other long-term liabilities related to Model S deliveries with the resale value guarantee and recorded $123.9 million in operating lease vehicles, net. During the three months ended June 30, 2013, we recognized revenue of $1.9 million in automotive sales and $1.4 million in cost of automotive sales related to this program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accrued warranty - beginning of period	$24,061	$5,930	$13,013	$6,315
Warranty costs incurred	(1,601)	(813)	(4,708)	(1,682)
Changes in a liability for pre-existing warranties, including expirations	3,174	—	3,174	—
Provision for warranty	11,244	606	25,399	1,090

Accrued warranty - end of period	$36,878	$5,723	$36,878	$5,723

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component or system is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. For new vehicles, warranty reserves are based on management’s best estimate of projected warranty experience until adequate historical data is accumulated. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three months ended June 30, 2013, warranty costs incurred for our resale value guarantee vehicles were immaterial. We may have material changes as we accumulate more actual data and experience. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

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

As of June 30, 2013 and December 31, 2012, our accounts receivable were derived primarily from sales of regulatory credits, as well as the development and sales of powertrain systems to other global automobile manufacturers. Accounts receivable also include amounts to be received from our commercial banking partners for approved financing arranged (OEMs) between the customer and each banking partner.

The following summarizes the accounts receivable from our OEM customers in excess of 10% of our total accounts receivable:

	June 30, 2013	December 31, 2012
Customer A	26%	—
Customer B	11%	—
Customer C	10%	56%
Customer D	8%	15%

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

Net Loss per Share of Common Stock

Our basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants as well as our convertible senior notes, are not included when their effect is antidilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods related to the following securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Period-end stock options	268,026	18,820,113	268,026	18,820,113
Period-end DOE warrant	—	3,090,111	—	3,090,111
Period-end convertible senior notes	5,300,196	—	5,300,196	—
Period-end warrants related to our call spread	5,300,196	—	5,300,196	—

Since we will settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effective of the conversion spread on diluted net income per share. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52 per share.

Uncertain Tax Positions

As of June 30, 2013 and December 31, 2012, the aggregate balances of our gross unrecognized tax benefits were $14.8 million and $12.6 million, respectively, of which if recognized, $0.3 million would affect our effective tax rate.

3.	Balance Sheet Components

Inventory

As of June 30, 2013 and December 31, 2012, our inventory consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$99,734	$163,637
Work in process	47,874	24,535
Finished goods	77,860	62,559
Service parts	29,423	17,773

Total	$254,891	$268,504

Property, Plant and Equipment

As of June 30, 2013 and December 31, 2012, our property, plant and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Machinery, equipment and office furniture	267,979	$223,745
Tooling	211,793	172,584
Leasehold improvements	59,910	39,224
Building and building improvements	58,492	50,574
Computer equipment and software	28,886	22,125
Land	26,402	26,391
Construction in progress	37,082	75,129

	690,544	609,772
Less: Accumulated depreciation and amortization	(94,965)	(57,543)

Total	$595,579	$552,229

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins when they are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and six months ended June 30, 2013, we capitalized $0.4 million and $2.5 million, respectively. During the three and six months ended June 30, 2012, we capitalized $1.9 million and $3.5 million, respectively.

Depreciation and amortization expense during the three and six months ended June 30, 2013 was $20.2 million and $37.6 million, respectively. Depreciation and amortization expense during the three and six months ended June 30, 2012 was $3.7 million and $6.9 million, respectively.

Other Assets

As of June 30, 2013 and December 31, 2012, our other assets consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Emission permits	$14,029	$14,267
Loan facility issuance costs, net	—	5,759
Convertible senior notes issuance costs, net	8,337	—
Other	1,830	1,937

Total	$24,196	$21,963

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life. Loan facility issuance costs associated with our DOE Loan Facility (see Note 6) were fully amortized to interest expense during the three and six months ended June 30, 2013 upon the extinguishment of our DOE Loan Facility. Convertible senior notes issuance costs of $8.3 million as of June 30, 2013 are related to our 1.50% convertible senior notes due June 2018 (see Note 6) and are being amortized over the five-year term of the notes.

Accrued Liabilities

As of June 30, 2013 and December 31, 2012, our accrued liabilities consisted of the following (in thousands):

Accrued Liabilities
	June 30,	December 31,
	2013	2012
Payroll and related costs	$18,943	$15,525
Taxes payable	16,080	9,710
Accrued purchases	9,109	10,334
Accrued warranty	9,103	3,056
Other	1,891	1,173

Total	$55,126	$39,798

Other Long-Term Liabilities

As of June 30, 2013 and December 31, 2012, our other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Resale value guarantee	$72,358	$—
Accrued warranty, long-term	27,775	9,957
Deferred rent liability	6,985	6,075
Environmental liabilities	5,300	5,300
Other	3,173	3,838

Total	$115,591	$25,170

The resale value guarantee represents the aggregate future amount that we will pay to participating Model S customers in the United States (see Note 2) only if the customer elects to sell their vehicle back to us during the period of 36 to 39 months after delivery. If a customer decides not to sell their vehicle back to us by the end of resale value guarantee term, we will then recognize the associated resale value guarantee amount in automotive sales.

4.	Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consisted of cash equivalents. Our liabilities that were measured at fair value on a recurring basis consist of our common stock warrant liability.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our common stock warrant liability (see Note 6) is classified within Level III of the fair value hierarchy.

As of June 30, 2013 and December 31, 2012, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	June 30, 2013				December 31, 2012
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III

Money market funds	$581,209	$581,209	$—	$—	$60,272	$60,272	$—	$—
Common stock warrant liability	—	—	—	—	10,692	—	—	10,692

The changes in the fair value of our common stock warrant liability (see Note 6) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fair value, beginning of period	$—	$8,683	$10,692	$8,838
Change in fair value	—	(154)	(10,692)	(309)

Fair value, end of period	$—	$8,529	$—	$8,529

The estimated fair value of our convertible senior notes based on a market approach was approximately $578.7 million (par value of $660.0 million) as of June 30, 2013, and represents a Level II valuation. The estimated fair value of our DOE Loan based on a market approach was approximately $366.9 million (par value of $452.3 million) as of December 31, 2012, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

5.	Customer Deposits

Customer deposits consist of payments that allow potential customers to make an advance payment for the future purchase of a Model S or Model X. These amounts are recorded as current liabilities until the vehicle is delivered. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as customer deposits are generally not restricted as to their use by us. Upon delivery of the vehicle, the related customer deposits are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

Historically, we have referred to such customer deposits as reservation payments and these initial reservation payments have been fully refundable until such time that the customer selected the vehicle specifications and entered into a purchase agreement. We have eliminated the reservation process for Model S in North America and in most of our markets in Europe, as vehicle production became more reliable and customer wait times decreased. Customers now initiate their purchase by ordering their customized Model S rather than placing a generic reservation in queue. As a result of this transition away from reservations, we have renamed the “reservation payments” caption on our condensed consolidated financial statements to “customer deposits.”

As of June 30, 2013 and December 31, 2012, we held customer deposits of $133.7 million and $138.8 million, respectively.

6.	Long-term Debt Obligations

1.50% Convertible Senior Notes and Call Spread

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. The interest under the Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three months ended June 30, 2013, we recognized $1.3 million of interest expense related to the amortization of debt issuance costs and accrued coupon interest.

Each $1,000 of principal of the Notes will initially be convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of approximately $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes at their option on or after March 1, 2018. Further, holders of the Notes may convert their Notes at their option prior to March 1, 2018, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending September 30, 2013, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay the holders the cash and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value, as defined. As of June 30, 2013, none of the conditions allowing holders of the Notes to convert have been met. If a fundamental change occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the Notes. During the three months ended June 30, 2013, we recognized $1.6 million of interest expense related to the amortization of the debt discount. As of June 30, 2013, the net carrying value of the Notes was $578.7 million.

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase up to approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants, which we also refer to as the call spread, are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $57.2 million incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2013.

Full Repayment of Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was subsequently amended from time to time, including in September 2012 to amend the timing of pre-funding the principal payment due in June 2013 and in March 2013 to accelerate the maturity date of the DOE Loan Facility to December 15, 2017, and create an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013. We refer to the loan facility with the DOE as the DOE Loan Facility. Under the DOE Loan Facility, the FFB had made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. As of August 31, 2012, we had fully drawn down the aforementioned facilities.

All outstanding amounts under the DOE Loan Facility were repayable in quarterly installments, which commenced on December 15, 2012 and would have been due on the maturity date of December 15, 2017. On May 22, 2013, in connection with the closing of our offerings of common stock and Notes, we paid $451.8 million to settle all outstanding loan amounts of $441.0 million, including principal and interest, as well as an early repayment penalty of $10.8 million which is recorded in interest expense for the three months ended June 30, 2013.

Under the DOE Loan Facility, we had agreed to pre-fund a dedicated debt service reserve account with our planned loan repayments as required by the DOE loan facility. Upon termination of the DOE Loan Facility, $29.3 million held in this dedicated account was released by DOE.

DOE Warrant Expiration

In connection with the closing of the DOE Loan Facility, we had also issued a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. Upon the completion of our IPO on July 2, 2010, this preferred stock warrant became a warrant to purchase up to 3,090,111 shares of common stock at an exercise price of $7.54 per share.

As a result of our repayment of all outstanding principal and interest under the DOE Loan Facility and the termination of the DOE Loan Facility in May 2013, the DOE warrant expired. Additionally, we amortized all remaining unamortized debt issuance costs related to the DOE Loan Facility. During the three and six months ended June 30, 2013, we recorded $5.6 million and $5.8 million to interest expense, respectively. During the three and six months ended June 30, 2012, we amortized $0.2 million and $0.3 million to interest expense, respectively. For more information on the DOE warrant, see Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 8. Financial Statements and Supplementary Data.

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

2012 CEO Grant

In August 2012, our Board of Directors granted 5,274,901 stock options to our CEO (2012 CEO Grant). The 2012 CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date. Each of the ten vesting tranches requires a combination of one of the ten pre-determined performance achievements and an incremental increase in our market capitalization of $4.0 billion, as compared to the initial market capitalization of $3.2 billion at the time of the 2012 CEO Grant. Stock-based compensation expense associated with the 2012 CEO Grant is recognized for each performance condition over the vesting period beginning at the point in time that the relevant performance condition is considered probable of being met, regardless as to whether the related market condition is ever met (though meeting the market condition would also be required in order for the related options to ultimately vest).

As of June 30, 2013, the following three performance milestones, coupled with the required market conditions, were considered probable of achievement:

•	Successful completion of the Model X Engineering Prototype (Alpha);

•	Successful completion of the Model X Vehicle Prototype (Beta); and

•	Completion of the first Model X Production Vehicle.

Stock-based compensation expense related to the 2012 CEO Grant was $4.3 million and $5.2 million for the three and six months ended June 30, 2013, respectively.

Summary Stock Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$1,063	$78	$2,599	$85
Research and development	8,565	7,133	16,209	13,065
Selling, general and administrative	9,631	5,332	15,319	10,104

Total	$19,259	$12,543	$34,127	$23,254

8.	Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
North America	$400,137	$8,144	$952,634	$25,252
Europe	4,743	16,756	13,594	25,987
Asia	259	1,753	703	5,581

Total	$405,139	$26,653	$966,931	$56,820

During the three and six months ended June 30, 2013, we recognized revenues of $382.6 million and $917.1 million, respectively, and during the three and six months ended June 30, 2012, we recognized revenues of $8.0 million and $25.0 million, respectively in the United States.

Long-lived Assets

	June 30,	December 31,
	2013	2012
United States	$712,975	$552,302
International	14,072	9,998

Total	$727,047	$562,300

9.	Strategic Partnerships

Daimler Mercedes-Benz B-Class EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. In the first half of 2012, we received two purchase orders from Daimler related to the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle and recognized $4.3 million in development services revenue during the three months ended June 30, 2012. During the fourth quarter of 2012, we entered into a final development agreement, which includes certain development milestones and related payments. Pursuant to the development agreement, Daimler will pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the three and six months ended June 30, 2013, we completed various milestones, delivered prototype samples and recognized $3.6 million and $10.2 million in development services revenue, respectively.

Toyota RAV4 Program

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software for integration into the electric vehicle version of the Toyota RAV4. Additionally, we provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2012, we began delivering electric powertrain systems to Toyota. During the three and six months ended June 30, 2013, we recognized revenue of $13.3 million and $27.7 million in automotive sales, respectively. During the three and six months ended June 30, 2012, we recognized revenue of $4.4 million and $4.7 million in automotive sales, respectively.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2013 and December 31, 2012, we have accrued $5.3 million related to these environmental liabilities.

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

Purchase of Land in Fremont, California

In July 2013, we completed the purchase of approximately 31 acres of land located in Fremont, California that is adjacent to our current manufacturing facility for potential future expansion. We paid $18.5 million related to this purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We introduced our first vehicle, the Tesla Roadster, in early 2008. The Roadster’s proprietary electric vehicle powertrain system is the foundation of our powertrain technology and, with design enhancements, forms the basis for our Model S sedan, our Model X crossover and other future vehicles. We commenced deliveries of Model S in June 2012 and increased production to an annualized rate of 20,000 per year by the end of 2012. We have recently increased our production rate to meet our external guidance of 21,000 per year and future expected demand. In February 2012, we revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform. We plan to start Model X production in late 2014. We sell our vehicles through our own sales and service network.

We delivered slightly over 5,150 Model S vehicles during the three months ended June 30, 2013 an increase from slightly over 4,900 Model S vehicles for the three months ended March 31, 2013. During the three months ended June 30, 2013, we recognized total revenues of $405.1 million, an increase of $378.5 million over total revenues of $26.6 million for the three months ended June 30, 2012. Automotive sales revenue of $401.5 million increased $379.5 million from the three months ended June 30, 2012, primarily driven by Model S deliveries in North America which commenced in June 2012, regulatory credit sales and powertrain component sales to Toyota for the Toyota RAV4 EV.

Development services revenue decreased slightly to $3.6 million for the three months ended June 30, 2013 from $4.6 million for the three months ended June 30, 2012, due primarily to the level of development work under the Mercedes-Benz B-Class EV program. During the second quarter of 2013, we recognized development services revenue for the achievement of a development milestone under this program.

Gross margin for the three months ended June 30, 2013 was 24.8%, an increase from 17.1% for the three months ended March 31, 2013, reflecting Model S cost improvements including part cost reductions, and manufacturing and supply chain efficiencies, partially offset by lower sales of regulatory credits. Research and development (R&D) expenses for the three months ended June 30, 2013 were $52.3 million, a decrease from $74.9 million for the three months ended June 30, 2012. R&D expenses for the second quarter of 2012 included expenses related to our Model S pre-production activities, including manufacturing preparedness, process validation, prototype builds and extensive testing at both the vehicle and component levels; development of the Tesla Factory and testing of Model S. As Model S production in the Tesla Factory became fully operational in the second half of 2012, Model S related manufacturing costs, including direct parts, material and labor costs, manufacturing overhead and amortized tooling, and logistics, were no longer recorded as R&D expenses but instead were fully reflected in cost of automotive sales. R&D expenses for the second quarter of 2013 include continuing activities to homologate Model S for the rest of the world and ongoing research and development activities related to the Supercharger network and other programs.

During the three months ended June 30, 2013, we continued to expand our company-owned network of stores and service centers, primarily in the United States. With the higher expenses associated with the expansion of our store network and service infrastructure and the business in general, selling, general and administrative expenses were $60.0 million for the three months ended June 30, 2013, compared to $36.1 million for the three months ended June 30, 2012.

We ended the quarter with $747.4 million in cash and cash equivalents, and current restricted cash, a significant increase from the end of the first quarter. We raised over $1 billion during the three months ended June 30, 2013 through the issuance of $660.0 million of 1.50% convertible senior notes as well as $410.5 million of common stock. Approximately $450 million of the offering proceeds were used to repay all of our outstanding Department of Energy (DOE) loan principal and interest, including a $10.8 million early repayment fee.

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (Notes). The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. Under the terms of the Notes, 1.50% coupon interest per annum on the principal amount of the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase up to approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. For more information on the 1.50% convertible senior notes and call spread, see Note 6 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Concurrent with the execution of the Notes and related transactions, we also completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.5 million (which includes 487,857 shares or $45.0 million sold to Elon Musk, our Chief Executive Officer and cofounder (CEO)), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price.

We expect that our current sources of liquidity together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

Management Opportunities, Challenges and Risks

We have recently increased our production rate from 400 vehicles per week at the beginning of the second quarter to an average of 500 vehicles per week. We expect that this production level will allow us to achieve our goal of 21,000 Model S deliveries worldwide in 2013 and thereby significantly increase automotive sales.

Through June 30, 2013, we have delivered Model S vehicles solely to customers in North America. We started European deliveries of the Model S in August. We expect average selling price to rise significantly during the third quarter of 2013 due to the delivery of European Signature Series vehicles, and a higher mix of 85 kWh cars and other options. Although we have gained experience with the delivery process in North America in volume and will continue to enhance our processes, we have not delivered Model S vehicles outside of North America and thus may face difficulties meeting our delivery plans in both Europe and Asia, which may impact our ability to achieve our delivery goals.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to automotive sales revenue the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. Similarly, we capitalize and depreciate the cost of the respective operating lease vehicles less resale value guarantee amount to cost of automotive sales over the same period. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, any unamortized deferred revenue and operating lease vehicle net book value are then recognized in automotive sales and cost of automotive sales, respectively.

The resale value guarantee amount represents management’s best estimate as to the resale value of the Model S vehicle and related vehicle options during the 36 to 39 month period after delivery which is currently approximately 50% of the base vehicle selling price and 43% of the price of any vehicle options. Since we are depreciating our operating lease vehicles to the resale value guarantee amount, we will adjust our depreciation estimates as needed, if the resale value is expected to decrease in future periods. As we accumulate more actual data related to the resale experience of Model S, we may be required to make significant changes to our estimates.

During the second quarter of 2013, we provided the resale value guarantee to over 30% of Model S deliveries and we expect the penetration rate to increase with the expansion of our financing programs in additional states in the United States and in international markets. Although our application of lease accounting to Model S deliveries with the resale value guarantee will not impact our cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery, this program will adversely impact our 2013 revenues and operating results based on our current expectations of participation in such programs. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates.

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

During the second quarter of 2013, significant cost improvements were achieved, including part cost reductions, labor and overhead costs being allocated over higher production volume, as well as supply chain efficiencies. We expect these trends to continue as we execute on our roadmap of achieving further component cost reductions as well as continued manufacturing and logistics efficiencies. We expect our gross margin to continue to rise to our target of 25% in the fourth quarter of 2013, which assumes no ZEV credit revenue and continued efficiencies resulting from our cost reduction efforts and offering of new vehicle options. We may not be able to achieve the planned cost reductions from our various cost savings and process improvement initiatives, which would negatively affect our ability to reach our gross margin goals.

During the second quarter of 2013, we recognized $51.5 million in ZEV credit sales, which contributed to our gross margin. ZEV credit revenue decreased by $16.5 million from the first quarter of 2013 and should continue to decline very significantly in future quarters relative to our automotive sales as we grow our sales outside the United States. Other regulatory credit sales recognized during the second quarter of 2013 were $17.9 million. While we will pursue opportunities to monetize ZEV credits we earn from the sales of our vehicles, we do not plan to rely on these sales to be a significant contributor to gross margin, and our business model is not predicated on such ZEV credits.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We currently plan to start production of Model X in late 2014. Our ability to develop and introduce the Model X in this timeframe and cost efficiently is dependent upon our expectations of leveraging the Model S platform.

During the second quarter of 2013, we continued to expand our stores and service infrastructure. As of the end of the quarter, we had 41 stores and galleries around the world, and plan to open several more stores and galleries in 2013, including our first store in Beijing, China. We are continuing to expand our service infrastructure in order to expand our geographical presence as a way to increase sales and to provide better service in areas with a high concentration of Model S customers. We opened six service centers during the second quarter of 2013, for a total of 47 locations globally. We continue to build service infrastructure in advance of demand to ensure that after-sale services are available when and where needed.

At the end of May 2013, we announced the significant expansion of our Supercharger network as well as upcoming Supercharging technology that will reduce charging time at our Superchargers. Since the time of our announcement, we have been installing Superchargers at an accelerating pace. We may experience difficulties in finding suitable sites, negotiating leases or obtaining required permits for such locations, and our planned expansion of such Superchargers could be delayed or stalled.

Our research and development expenses are expected to increase significantly in the third quarter as we accelerate product development efforts on Model X, Model S right hand drive, and localization of Model S for international markets. Our selling, general and administrative expenses are also expected to increase, driven by the growth in our retail locations, service centers and Supercharger facilities.

In the second half of 2013, we plan to increase the number of worldwide retail, service and Supercharger locations. Additionally, based on growing demand for Model S, we plan to expand our production capacity. As a result, we expect to spend approximately $150 million for remainder of 2013 on capital expenditures, including $18.5 million we paid in July 2013 to purchase 31 acres of land adjacent to our Fremont factory for potential future expansion.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Automotive sales	$401,535	$22,054	$956,738	$41,299
Development services	3,604	4,599	10,193	15,521

Total revenues	405,139	26,653	966,931	56,820
Cost of revenues
Automotive sales	303,599	20,150	765,417	34,082
Development services	1,057	1,741	4,711	7,766

Total cost of revenues	304,656	21,891	770,128	41,848
Gross profit	100,483	4,762	196,803	14,972
Operating expenses
Research and development	52,312	74,854	107,171	143,245
Selling, general and administrative	59,963	36,083	107,008	66,665

Total operating expenses	112,275	110,937	214,179	209,910
Loss from operations	(11,792)	(106,175)	(17,376)	(194,938)
Interest income	39	74	49	164
Interest expense	(20,116)	(84)	(20,234)	(149)
Other income (expense), net	1,668	691	18,759	(385)

Loss before income taxes	(30,201)	(105,494)	(18,802)	(195,308)
Provision for income taxes	301	109	452	168

Net loss	$(30,502)	$(105,603)	$(19,254)	$(195,476)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Vehicle, options and related sales	$388,270	$16,465	$929,053	$34,353
Powertrain component and related sales	13,265	5,589	27,685	6,946

Total automotive sales	$401,535	$22,054	$956,738	$41,299

Automotive sales during the three and six months ended June 30, 2013 were $401.5 million and $956.7 million, respectively, an increase from $22.1 million and $41.3 million during the three and six months ended June 30, 2012, respectively. Vehicle, options and related sales represent revenues related to deliveries of Model S and the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three and six months ended June 30, 2013 were $388.3 million and $929.1 million, respectively, an increase from $16.5 million and $34.4 million during the three and six months ended June 30, 2012, respectively. The increase in vehicle, options and related sales was primarily driven by Model S deliveries which commenced in June 2012, higher sales of regulatory credits including $51.5 million and $119.4 million in zero emission credit sales for the three and six months ended June 30, 2013, respectively, as well as powertrain component sales to Toyota for the Toyota RAV4 EV.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to revenues the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, any unamortized deferred revenue is then recognized in automotive sales. As of June 30, 2013, we recorded $75.2 million in deferred revenues and $72.4 million in other long-term liabilities related to Model S deliveries with the resale value guarantee. During the three and six months ended June 30, 2013, we recognized revenue of $1.9 million in automotive sales related to this program.

Powertrain component and related sales for the three and six months ended June 30, 2013 were $13.3 million and $27.7 million, respectively, an increase from $5.6 million and $6.9 million during the three and six months ended June 30, 2012, respectively. During the three months ended March 31, 2012, we delivered only a limited number of powertrain components to Daimler as the production for both the Daimler Smart fortwo and A-Class EV programs was substantially completed as of December 31, 2011 and the sales of powertrain systems to Toyota under the RAV4 EV supply and services agreement commenced in March 2012. Powertrain component and related sales for the three and six months ended June 30, 2013 were related to powertrain component sales to Toyota for the Toyota RAV4 EV.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications.

Development services revenue during the three and six months ended June 30, 2013 were $3.6 million and $10.2 million, respectively, a decrease from $4.6 million and $15.5 million during the three and six months ended June 30, 2012, respectively.

During the fourth quarter of 2012, we entered into a development agreement with Daimler to assist with the development of a full electric powertrain for a Mercedes-Benz B-Class EV vehicle. During the three and six months ended June 30, 2013, we recognized development services revenue of

$3.6 million and $10.2 million for the achievement of various milestones and from the delivery of prototype samples to Daimler under this program. In the first half of 2012, we received two purchase orders from Daimler related to the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle and recognized $4.3 million in development services revenue during the three months ended June 30, 2012.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which would be integrated into an electric vehicle version of the Toyota RAV4. During the three months ended March 31, 2012, we completed our remaining milestones and delivered samples under the Phase 1 agreement and recognized $10.7 million of development services revenue.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales during the three and six months ended June 30, 2013 were $303.6 million and $765.4 million, respectively, an increase from $20.2 million and $34.1 million during the three and six months ended June 30, 2012, respectively. Cost of automotive sales includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs and reserves for estimated warranty expenses. Cost of automotive sales also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. The increase in cost of automotive sales was driven primarily by the commencement of Model S deliveries in June 2012 as well as electric powertrain component and systems sales to Toyota as we began to deliver under the Toyota RAV4 EV supply and services agreement.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S and financed their vehicle and vehicle options through one of our specified commercial banking partners. Under the program, we capitalize the cost of Model S into operating lease vehicles and depreciate the respective operating lease vehicles less resale value guarantee amount to cost of automotive sales on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the remaining operating lease vehicle net book value is then recognized in automotive sales. As of June 30, 2013, we recorded $123.9 million in operating lease vehicles, net, related to Model S deliveries with the resale value guarantee. During the three and six months ended June 30, 2013, we recognized $1.4 million in cost of automotive sales related to this program. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three months ended June 30, 2013, warranty costs incurred for our resale value guarantee vehicles were immaterial.

Gross profit during the three and six months ended June 30, 2013 were $100.5 million and $196.8 million, respectively, an increase from $4.8 million and $15.0 million during the three and six months ended June 30, 2012, respectively. These increases were driven primarily by the commencement of Model S deliveries in June 2012 and the sales of regulatory credits, which carry no associated cost of revenues, partially offset by lower sales of the Tesla Roadster.

In our efforts to make Model S available to a wider range of customers, we commenced delivery of cars equipped with the lower priced, 60 kWh battery pack during the first quarter of 2013. At the same time, due to lower than expected demand for Model S with the 40 kWh battery pack, we announced that the 40 kWh battery pack would not be produced. Since some customers had already configured their vehicles with the 40 kWh battery pack, we offered to deliver a vehicle with a 60 kWh battery pack that would be limited to 40 kWh by on-board firmware. During the second quarter of 2013, we delivered such vehicles to customers which had a slightly unfavorable impact on our gross margin. We have substantially completed the deliveries of these vehicles.

We expect our development services gross profit and gross margin may fluctuate in future periods as the timing of revenue recognition may not coincide with the period in which the corresponding cost of revenues is recognized.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense. Overhead costs related to the Tesla Factory prior to the start of production of Model S are also included in R&D expenses. Also included in R&D expenses are development services costs that we incur, if any, prior to the finalization of agreements with our development services customers as reaching a final agreement and revenue recognition is not assured. Development services costs incurred after the finalization of an agreement are recorded in cost of revenues.

Research and development expenses during the three months ended June 30, 2013 were $52.3 million, a decrease from $74.9 million during the three months ended June 30, 2012. The $22.6 million decrease in R&D expenses consisted primarily of a $9.2 million decrease in materials and prototyping expenses primarily to support our Model S release candidate builds and crash testing in 2012, a $4.5 million decrease in costs related to Model S engineering, design and testing activities, a $4.2 million decrease in employee compensation expenses, a $4.1 million decrease in shipping charges for prototype materials and a $1.5 million decrease in office, information technology and facilities-related costs. The decrease was partially offset by a $1.7 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

Research and development expenses during the six months ended June 30, 2013 were $107.2 million, a decrease from $143.2 million during the six months ended June 30, 2012. The $36.0 million decrease in R&D expenses consisted primarily of a $20.5 million decrease in materials and prototyping expenses primarily to support our Model S release candidate builds and crash testing in 2012, an $8.6 million decrease in costs related to Model S engineering, design and testing activities, a $6.1 million decrease in office, information technology and facilities-related costs and a $5.4 million decrease in shipping charges for prototype materials. The decrease was partially offset by a $3.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants and a $2.0 million increase in employee compensation expenses from higher headcount.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expenses during the three months ended June 30, 2013 were $60.0 million, an increase from $36.1 million during the three months ended June 30, 2012. The $23.9 million increase in our SG&A expenses consisted primarily of a $10.5 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a

$4.3 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, a $4.1million increase in office, information technology and facilities-related costs to support the growth of our business and a $3.9 million increase in professional and outside services costs.

Selling, general and administrative expenses during the six months ended June 30, 2013 were $107.0 million, an increase from $66.7 million during the six months ended June 30, 2012. The $40.3 million increase in our SG&A expenses consisted primarily of a $17.7 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $10.7 million increase in office, information technology and facilities-related costs to support the growth of our business, a $6.5 million increase in professional and outside services costs and a $5.2 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and an increasing common stock valuation applied to new grants.

Interest Expense

Interest expense during the three and six months ended June 30, 2013 was $20.1 million and $20.2 million, respectively, an increase from $0.1 million and $0.1 million during the three and six months ended June 30, 2012, respectively. Historically, we incurred interest expense primarily from our loans under the DOE Loan Facility and capitalized interest to assets under construction related to significant asset construction. During the three and six months ended June 30, 2013, we capitalized $0.4 million and $2.5 million of interest expense to construction in progress, respectively. During the three and six months ended June 30, 2012, we capitalized $1.9 million and $3.5 million of interest expense to construction in progress, respectively.

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (Notes). The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. Under the terms of the Notes, 1.50% coupon interest per annum on the principal amount of the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three months ended June 30, 2013, we recognized $1.3 million of interest expense related to the amortization of debt issuance costs and accrued coupon interest.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $82.8 million in equity. The resulting debt discount on the Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the Notes. During the three and six months ended June 30, 2013, we recognized $1.6 million of interest expense related to the amortization of the debt discount.

In May 2013, we used a portion of the Notes offering proceeds to repay our outstanding Department of Energy (DOE) loan principal of $439.6 million, a $10.8 million early repayment fee and accrued interest of $1.4 million. As a result of the extinguishment of our loans, unamortized loan origination costs associated with the DOE Loan Facility of $5.6 million was charged to interest expense. During the three and six months ended June 30, 2013, we recorded total interest expense of $17.8 million related to the early repayment fee, accrued interest and the amortization of the remaining loan origination costs on the DOE Loan Facility.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the change in the fair value of our DOE common stock warrant liability and foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. The DOE warrant had been carried at its estimated fair value with changes in its fair value continuing to be reflected in other expense, net.

Other income, net, during the three months ended June 30, 2013 was $1.7 million, an increase in income compared to other income, net, of $0.7 million during the three months ended June 30, 2012. The increase in other income, net, was primarily due to a favorable foreign currency exchange impact from our foreign currency-denominated liabilities, especially related to the Japanese yen.

Other income, net, during the six months ended June 30, 2013 was $18.8 million, an increase in income compared to other expense, net, of $0.4 million during the six months ended June 30, 2012. The increase in other income, net, was primarily due to the reduction in fair value of our DOE common stock warrant liability of $10.7 million during the six months ended June 30, 2013. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017; therefore, the DOE warrant was no longer expected to vest. The increase in other income, net, was also attributable to a favorable foreign currency exchange impact from our foreign currency-denominated liabilities, especially related to the Japanese yen.

Provision for Income Taxes

Our provision for income taxes during the three and six months ended June 30, 2013 were $0.3 million and $0.5 million, respectively, compared to $0.1 million and $0.2 million during the three and six months ended June 30, 2012, respectively. The increase during the three and six months ended June 30, 2013 was due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

Since inception and through June 30, 2013, we had accumulated net operating losses of $1.08 billion and have used $698.8 million of cash in operations. As of June 30, 2013, we had $746.1million in principal sources of liquidity available from our cash and cash equivalents including $581.2 million of money market funds.

Other sources of cash include cash from our deliveries of Model S, customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services, sales of powertrain components and systems. We expect that our current sources of liquidity, including cash, cash equivalents, together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and future products, establish and expand our stores, service centers and Supercharger network and to make the investments in tooling and manufacturing capital required to introduce Model X. If market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

Also, should prevailing economic conditions and/or financial, business or other factors adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements through additional or alternative sources of financing. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

1.50% Convertible Senior Notes and Call Spread

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. The interest under the Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

Each $1,000 of principal of the Notes will initially be convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of approximately $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes at their option on or after March 1, 2018. Further, holders of the Notes may convert their Notes at their option prior to March 1, 2018, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending September 30, 2013, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay the holders the cash and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value, as defined. As of June 30, 2013, none of the conditions allowing holders of the Notes to convert have been met. If a fundamental change occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase up to approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share.

For more information on the Notes, see Note 6 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 1. Financial Statements.

Common Stock Offering and Private Placement

Concurrent with the execution of the Notes and related transactions, we also completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.5 million (which includes 487,857 shares or $45.0 million sold to our CEO), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price.

DOE Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. We refer to the loan facility with the DOE as the DOE Loan Facility. Under the DOE Loan Facility, the FFB had made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. As of August 31, 2012, we had fully drawn down the aforementioned facilities.

All outstanding amounts under the DOE Loan Facility were repayable in quarterly installments, which commenced on December 15, 2012 and were fully due by December 15, 2017. On May 22, 2013, in connection with the closing of our offerings of common stock and Notes, we paid $451.8 million to settle all outstanding loan amounts of $441.0 million, including principal and interest, as well as an early repayment fee of $10.8 million.

Under the DOE Loan Facility, we had agreed to pre-fund a dedicated debt service reserve account with our planned loan repayments as required by the DOE loan facility. Upon termination of the DOE Loan Facility, $29.3 million held in this dedicated account was released by the DOE.

Summary of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$25,886	$(127,564)
Net cash used in investing activities	(82,410)	(82,159)
Net cash provided by financing activities	600,691	165,011

In conjunction with our Annual Report on Form 10-K (10-K) for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 7, 2013, we restated the unaudited statement of cash flows for the six months ended June 30, 2012. Amounts related to purchases of property and equipment during the period that were not paid as of June 30, 2012 were erroneously included as cash outflows from investing activities in our previously issued financial statements. This correction resulted in a $16.5 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities. There was no impact on our previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as manufacturing, research and development and selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net cash provided by operating activities was $25.9 million during the six months ended June 30, 2013 net of adjustments for non-cash items such as depreciation and amortization of $40.0 million, $34.6 million related to stock-based compensation expense, $5.6 million related to the amortization of all remaining DOE loan origination costs as a result of the repayment of our outstanding loans under the DOE Loan Facility, inventory write-downs of $5.6 million and $1.6 million related to the amortization of debt discount on our Notes, partially offset by other income associated with the reduction in fair value of the DOE common stock warrant liability of $10.7 million. Significant operating cash inflows were comprised primarily of automotive sales of $956.7 million, a $147.6 million net increase in deferred revenue and other long-term liabilities associated with Model S deliveries with the resale value guarantee, $10.2 million of development services revenue and a $5.1 million net increase in customer deposits, partially offset by an $86.7 million increase in accounts receivable due to the regulatory credit sales recognized at the end of the second quarter and receivables from our financing partners. Significant operating cash outflows for the six months ended June 30, 2013 were primarily related to $770.1 million of cost of revenues, $214.2 million of operating expenses, a $129.2 million increase in inventory and operating lease vehicles and a $3.4 million increase in prepaid expenses and other current assets, partially offset by an $8.5 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

Net cash used in operating activities was $127.6 million during the six months ended June 30, 2012. The largest component of our cash used during this period related to our net loss of $195.5 million, which included non-cash charges of $23.3 million related to stock-based compensation expense, $8.5 million related to depreciation and amortization and $3.7 million related to inventory write-downs and adverse purchase commitments. Significant operating cash outflows were primarily related to $209.9 million of operating expenses, $41.8 million of cost of revenues and an $18.4 million increase in inventory and operating lease vehicles, partially offset by a $6.4 million increase in accounts payable and accrued liabilities and a $2.6 million decrease in prepaid expenses and other current assets. Inventory increased to meet our planned production requirements for the Model S and powertrain component sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. The decrease in prepaid expenses and other current assets was primarily driven by various tax refunds received during the six months ended June 30, 2012. Significant operating cash inflows for the six months ended June 30, 2012 were comprised primarily of a $41.7 million net increase in customer deposits, automotive sales of $41.3 million and $15.5 million of development services revenue, partially offset by a $1.5 million increase in accounts receivable. The increase in accounts receivable was related to the development services provided under the Daimler Mercedes-Benz development services agreement as well as sales of powertrain systems to Toyota and Daimler.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing, as well as restricted cash that we were required to maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies. We currently expect our capital expenditures for the second half of 2013 to be approximately $150 million, primarily driven by expenditures related to the expansion of our service, store and Supercharger network, investing in new capital equipment and tooling to increase production, reduce variable costs and new product development.

Net cash used in investing activities was $82.4 million during the six months ended June 30, 2013 primarily related to $98.2 million in purchases of capital equipment and tooling and a transfer of $14.5 million into our dedicated DOE accounts in accordance with the provisions of the DOE Loan Facility, partially offset by a $29.3 million net transfer out of our dedicated DOE account as a result of the termination of our DOE Loan Facility and a $1.1 million decrease in restricted cash.

Net cash used in investing activities was $82.2 million during the six months ended June 30, 2012 primarily related to $112.8 million in purchases of capital equipment and tooling, partially offset by a $25.0 million in maturities of short-term marketable securities and an $8.2 million of net transfers out of our dedicated DOE account in accordance with the provisions of the DOE Loan.

Cash Flows from Financing Activities

Net cash provided by financing activities was $600.7 million during the six months ended June 30, 2013 and was comprised primarily of $660.0 million from our Notes offering in May 2013, $415.0 million received from our public offering of common stock and concurrent private placement completed in May 2013, $120.3 million from the sale of warrants as part of our call spread transactions executed in May 2013, and $55.1 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan; partially offset by $452.3 million related to our repayment of all outstanding loan principal under the DOE Loan Facility, $177.5 million related to the purchase of convertible note hedges as part of our call spread transactions executed in May 2013, $16.2 million of Notes and common stock issuance costs, $12.7 million related to our planned quarterly repayment of loan principal under the DOE Loan Facility and $3.6 million related to principal payments on our capital leases.

Net cash provided by financing activities was $165.0 million during the six months ended June 30, 2012 and was comprised primarily of $155.5 million received from our draw-downs under the DOE Loan Facility and $10.4 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan.

Contractual Obligations

The following table sets forth, as of June 30, 2013, our cash obligations related to our Notes that will affect our future liquidity (in thousands) for the following periods:

	Year Ended December 31,
	Total	2013	2014	2015	2016	2017	2018
Convertible senior notes	709,858	5,308	9,900	9,900	9,900	9,900	664,950

On May 22, 2013, we paid $451.8 million to settle all outstanding loan amounts of $441.0 million under our DOE Loan Facility, including principal and interest, as well as an early repayment fee of $10.8 million.

There have been no other material changes from our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. We commenced deliveries of Model S in June 2012 and through June 30, 2013, we have delivered Model S vehicles solely to customers in North America. Through June 30, 2013, a significant majority of our revenues have been denominated in U.S. dollars. However, a portion of our costs and expenses during the three months ended June 30, 2013 was denominated in foreign currencies, including the Japanese yen, euro and British pound. Accordingly, when the value of the U.S. dollar has depreciated against these currencies, our costs as measured in U.S. dollars as a percent of our revenues have correspondingly increased which adversely impacted our operating results. We started European deliveries of the Model S in August 2013 and plan to start Asian deliveries later in 2013. As we continue to launch Model S overseas, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

As a result of a favorable foreign currency exchange impact from foreign currency-denominated liabilities, especially related to the Japanese yen, we recorded gains on foreign exchange transactions in other income (expense), net, for the three months ended June 30, 2013.

Interest Rate Risk

We had cash and cash equivalents totaling $746.1 million as of June 30, 2013. A portion of our cash and cash equivalents was invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of June 30, 2013, we had convertible senior notes for an aggregate principal amount of $660.0 million and capital lease obligations of $14.9 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as a result of a material weakness in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our disclosure controls and procedures were not effective as of June 30, 2013.

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

Risks Related to Our Business and Industry

We may be unable to sustain our current level of production and deliveries of Model S or increase production and deliveries in line with our plans, both of which could harm our business and prospects.

We began manufacturing and delivering Model S in June 2012. We have limited experience to date in high volume manufacturing of our electric vehicles as we only recently reached full production of Model S for the U.S. market and have just begun production of Model S for the European market. Our ability to further ramp-up high volume Model S production will depend upon a number of factors, including our suppliers’ ability to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in maintaining our production level of Model S could materially damage our brand, business, prospects, financial condition and operating results.

We have only recently increased our Model S delivery rates in the United States to match our current and anticipated Model S production capacity. We have limited experience in the high volume delivery of our Model S vehicles as we have just recently exceeded a production rate of 500 vehicles produced per week and intend to increase the production rate in the near future. Furthermore, we have begun European deliveries of the Model S in August of this year and plan to start Asian deliveries later in 2013, but have limited experience delivering vehicles outside of the United States and thus may face difficulties meeting our delivery plans in both Europe and Asia. If we are unable to maintain our weekly delivery rate to match our production rate of Model S, ramp up deliveries in Europe and Asia and sustain a high level of weekly Model S deliveries throughout the year, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

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

•	that we will be able to commence and execute the launch and ramp of Model S in Europe and Asia pursuant to our current timeline;

•	that we will be able to schedule and complete deliveries at our planned volume production;

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

Our production costs for Model S were high initially due to start-up costs at the Tesla Factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of Model S. As we are now producing cars in excess of a production volume of approximately 500 vehicles per week, manufacturing costs have continued to fall. While we expect further cost reduction efforts undertaken by both us and our suppliers will continue to reduce costs during 2013, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of Model S and powertrain manufacturing facilities, or unexpected costs or cost overruns associated with the launch of Model S in Europe, which we recently began, and the planned launch in Asia later in 2013. If Model S tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of Model X may exceed expectations.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited as we have to date relied upon unconventional marketing efforts. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Furthermore, many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components, such as lithium-ion battery cells or aluminum used to produce body panels, could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased material costs to us or potentially limit our ability to expand production.

Our long-term success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically Model S and new vehicle models such as Model X and “Gen III,” in the U.S. and abroad.

Our long-term success is dependent on market acceptance of two new vehicles: the Model S sedan and the Model X crossover. In the United States, there is no guarantee that Model S will be successfully accepted by the general public in the long-term. As we enter into Europe and Asia, there is no guarantee that customers in these markets will embrace our vehicles and if they do not, demand for our vehicles could be lower than our expectations.

Additionally, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including Model X, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X. To the extent that we are not able to build Model X to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. In addition, we have also announced our intent to develop a third generation electric vehicle (“Gen III”) which we expect to produce at the Tesla Factory after the introduction of Model X.

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

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs;

•	our capability to rapidly swap out the Model S battery pack and the development of specialized public facilities to perform such swapping

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

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

Our limited operating history makes evaluating our business and future prospects difficult.

As a company with a limited operating history, we face certain risks and difficulties. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003 and began delivering our first vehicle, the Tesla Roadster, in early 2008. We only began producing our second electric vehicle, Model S, in June 2012 and our production processes continue to mature, especially those production processes related to our Model S deliveries in Europe and our planned deliveries in Asia.

We have historically derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. Model S became the primary contributor to our revenue starting in the fourth quarter of 2012. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X, Gen III and future electric vehicles. We have only a very limited operating history with respect to Model S. While we expect Model S cost reduction efforts undertaken by both us and our suppliers will continue to reduce the costs of manufacturing Model S during 2013, the success and timing of such efforts is difficult to predict, which limits our ability to precisely forecast the cost of producing Model S. Further, we have only produced an early prototype of the Model X crossover and have not yet started production of Model S for Asia, and are still in the process of completing homologation of Model S for Asia. Our vehicle design and our engineering, manufacturing and component supply plans for Model S may continue to be adjusted.

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

Our revenues to date have included amounts we receive from selling certain regulatory credits such as ZEV, GHG and CAFE credits to other automobile manufacturers. For example, in the first quarter of 2013 we earned significant revenues from selling ZEV and other regulatory credits, and we have sold substantially all of the ZEV credits saleable under our existing ZEV credit sale agreements. Revenue from the sale of ZEV credits in second quarter of 2013 was lower than the prior quarter. While we continue our efforts to sign agreements with a limited and shrinking pool of potential automobile manufacturing customers to sell them ZEV, GHG and other regulatory credits, we may not be able to enter into new agreements to sell any or all our available regulatory credits related to Model S, Model X or our other future vehicles, which would negatively impact our revenues and margins. Additionally, any inability to sell additional regulatory credits may negatively impact our ability to maintain profitability in the short term.

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

Our vehicles, or vehicles that contain our powertrains such as the Toyota RAV4 EV or future Daimler vehicles, may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Recent Model S issues experienced by customers include those related to the software for the 17 inch display screen, the retractable exterior door handles and the 12volt battery. Although we are attempting to remedy the Model S issues experienced by our customers in a rapid manner by expanding our service centers and personnel, such efforts may not be timely or up to the satisfaction of our customers.

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

We experienced product recalls in May 2009, October 2010 and June 2013, all of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than a thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in collapse of the rear seat back during a crash. Although the cost of this recall was not material, and limited to a small number of total Model S’s produced, we may experience additional recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations.

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

We recently began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months for a pre-determined resale value. As a result of this residual value guarantee and customers having the option of selling their vehicles to us, we apply lease accounting to such purchases which would defer the recognition of the associated revenues over time instead of full recognition at vehicle delivery. During the second quarter of 2013, we provided the resale value guarantee to over 30% of Model S deliveries and we expect the penetration rate to increase with the expansion of our financing programs in additional states in the United States and in international markets. Although lease accounting will not impact our cash flows and liquidity, a significant uptake under this program could have a significant adverse impact on our near term revenues and operating results and our ability to achieve sustained profitability in the near term. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates. Currently, there is only a very limited secondary market for our electric vehicles in particular, and electric vehicles in general, on which to base our estimates, and such a secondary market may not develop in the future. Our residual value and return volume estimates could prove to be incorrect, either of which could harm our financial condition and operating results.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

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

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only a limited number of suppliers for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendors could disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. Any attempts to increase Model S prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially adversely affect our brand, image, business, prospects and operating results.

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

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of Model S in the U.S. and abroad necessitates continued development, maintenance and improvement of our information technology systems which include product data management, procurement, inventory management, production planning and execution, sales and logistics, dealer management, financial and regulatory compliance systems. These systems support our operations and enable us to produce Model S in volume. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement processes, manufacturing execution, finance, supply chain and sales and service processes that may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles. We cannot be sure that these expanded systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, in October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. These lawsuits have been dismissed, reinforcing our continuing belief that state laws were not designed to prevent our distribution model. Possible similar challenges in other states, however, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, , there have also been legislative efforts by vehicle dealer associations to propose bills that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model.

We are also registered as both a motor vehicle manufacturer and dealer in Canada, Australia, and Japan, and have obtained licenses to sell vehicles in other places such as Hong Kong. Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

Regulatory limitations on our ability to sell vehicles could materially and adversely affect our ability to sell our electric vehicles.

Our deposits for Model S and reservations for Model X may be refundable to customers, and significant cancellations could harm our financial condition, business, prospects and operating results.

As of June 30, 2013, we had $133.7 million in customer deposits, primarily for Model S and Model X. Model S deposits are generally subject to cancellation by the customer up until two weeks after placing the order. Model X deposits are fully refundable and subject to cancellation by customers. We have experienced order cancellations for our vehicles and have had to refund the related deposits, and cancellations may continue.

Given the lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and on Model S and that we expect to experience on Model X, there is risk that customers that have placed orders or made reservations for our vehicles may cancel such orders or reservations and not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors. For example, cancellations on Model S increased in 2012 and early 2013 when we asked numerous customers on the reservation list to configure their cars for delivery or risk losing their production slot and/or their 2012 pricing.

Additionally, if we encounter delays in the production ramp of Model S for Europe or our planned launch and ramp in Asia, or the introduction of Model X, we believe that a significant number of our customers could similarly cancel their orders or reservations and demand refunds of their deposits. As a result, no assurance can be made that orders and reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle.

We may not realize the benefits of our Supercharger network which could harm our business, brand and operating results.

We have only recently started to deploy Tesla Superchargers in the United States. Tesla Superchargers are a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles equipped with Supercharger hardware. We intend to expand the Tesla Supercharger network throughout the U.S., Canada and Europe, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network. We may also be unable to expand the Supercharger network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. In addition, as we have announced that we will not be charging our customers to access this network, any significant unexpected costs that we encounter may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles. If our Supercharger network is not expanded as currently planned or as quickly as planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

If we are unable to design, develop, market and sell new electric vehicles that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles, address new market segments or develop a significantly broader customer base. In 2012, we publicly revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have also announced our intent to develop a third generation electric vehicle based on a smaller platform than the Model S (“Gen III”) which we expect to produce at the Tesla Factory after the introduction of Model X. The Gen III is currently planned to be a lower cost, smaller sedan designed for the mass market. However, we have not yet finalized the design, engineering or component sourcing plans for Model X or Gen III and there are no assurances that we will be able to bring these vehicles to market at the price points and in the volumes as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. In December 2010, Nissan introduced in the United States the Nissan Leaf, a fully electric vehicle, in 2012 Ford introduced the pure electric Ford Focus and plug-in hybrid Ford C-Max Energi and Ford Fusion Energi, and BMW intends to introduce the pure electric BMW i3 in 2013. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

Moreover, it has been reported that many of the other large OEMs such Daimler, Lexus, Audi, Renault and Volkswagen are also developing electric vehicles. Several new start-ups have also entered or announced plans to enter the market for performance electric vehicles. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for Model S or future vehicles such as Model X or Gen III, any of which could materially harm our business, prospects, financial condition and operating results. We plan to grow our sales in Europe and Asia in 2013 and beyond. If there is a continued downturn in the European economy, our prospects of growth in Europe could be severally constrained which may harm our financial condition and operating results.

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

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model X and electric powertrain components, increase the production capacity at our manufacturing facilities to produce Model S and electric powertrain components, open new Tesla service centers with maintenance and repair capabilities, open new Supercharger locations, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industry, then our financial condition, operating results, business prospects and stock price may suffer materially.

Our vehicles are highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of our vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. If we are required to curtail our expansion plans in the future as we have done in the past, this may result in negative perceptions regarding our long-term business prospects and may lead to cancellations of Model S or Model X reservations.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Model S, Model X, Gen III and other future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the Toyota RAV4 EV which uses a Tesla powertrain, potential future Daimler vehicles that use Tesla powertrains or the Model X may hurt the Tesla brand.

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

For customers interested in placing an order for Model S or making a reservation for Model X, we require an initial fully refundable customer deposit. We generally use these funds for working capital and other general corporate purposes. California laws, and potentially the laws of other states, restrict the ability of licensed auto dealers to advertise or take deposits for vehicles before the vehicles are available to the dealer from the manufacturer. In November 2007, we became aware that the New Motor Vehicle Board of the California Department of Transportation has considered whether our reservation policies and advertising comply with the California Vehicle Code. To date, we have not received any communications on this topic from the New Motor Vehicle Board or the Department of Motor Vehicles (DMV), which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. In addition, California is currently the only jurisdiction in which we have licenses to both manufacture and sell our vehicles so any limitation imposed on our operations in California may be particularly damaging to our business. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

Certain states may have specific laws which apply to reservation payments accepted by dealers, or manufacturers selling directly to consumers, or both. For example, the state of Washington requires that reservation payments or other payments received from residents in the state of Washington must be placed in a segregated account until delivery of the vehicle, which account must be unencumbered by any liens from creditors of the dealer and may not be used by the dealer. Consequently, we established a segregated account for customer deposits in the state of Washington in January 2010. There can be no assurance that other state or foreign jurisdictions will not require similar segregation of reservation payments received from customers. Our inability to access these funds for working capital purposes could harm our liquidity. Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Reductions in our cash as a result of redemptions or an inability to take reservation payments could make it necessary to raise additional funds and also make it more difficult for us to obtain additional financing. The prospect of reductions in cash, even if unrealized, may also make it more difficult to obtain financing.

Our plan to expand our network of Tesla stores and service centers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. In addition, we may not be able to open stores or service centers in certain states.

Our plan to expand our network of Tesla stores and service centers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores and service centers may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts and locations on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores and service centers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores and service centers in major metropolitan areas throughout North America, Europe and Asia. We plan to open additional stores and service centers, in particular with a goal of establishing approximately 50 stores globally within the next several years in connection with the Model S rollout. However, we may not be able to expand our network at such rate and our planned expansion of our network of Tesla stores and service centers will require significant cash investment and management resources, as well as efficiency in the execution of establishing these locations and in hiring and training the necessary employees to effectively sell and service our vehicles.

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

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended June 30, 2013 was denominated in foreign currencies, including the Japanese yen, the euro and the British pound. Conversely for this period until such time as we begin shipping significant quantities of Model S vehicles to Europe and Asia, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, especially against the Japanese yen, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. As we begin selling Model S overseas in 2013, as well as delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

If we fail to manage future growth effectively as we rapidly grow our company, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the expansion of our network of Tesla stores, service centers across the United States as well as in Europe and Asia. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, funding for these programs is limited and there is no guarantee that our vehicles will be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California renewed the Clean Vehicle Rebate Program for 2012 a rebate program for the purchase of qualified alternative technology vehicles. California recently reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand, and such funds may run out or be limited in ways that would be adverse to purchasers of our vehicles. Subsequent purchasers could face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available or be unable to obtain a rebate at all. Moreover, as more and more eligible EVs are produced, California now faces a risk that the program will run out of funds prior to the end of the fiscal year. While California is looking at additional sources of funding for this program, other options under consideration are removing eligibility for vehicles based on MSRP or customer income levels. If enacted, these measures would almost certainly impact us in an adverse manner by making either our vehicles or customers ineligible for rebates. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including Model S. Also, government disincentives have been enacted in Europe for gas-powered vehicles, which discourage the use of such vehicles in Europe. In the event that such disincentives are reduced or eliminated, sales of electric vehicles, including our and Model S, could be adversely affected.

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

If we are unable to attract and/or retain key employees and hire qualified management, technical, vehicle engineering and manufacturing personnel, our ability to compete could be harmed and our stock price may decline.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation

Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2013, we have accrued $5.3 million related to these environmental liabilities.

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

Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, such as in the United States,:

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

As we begin to deliver vehicles in Europe and Asia, we are also becoming subject to additional laws and regulations applicable to the import, sale and service of automobiles in those regions, with which we have little or no experience complying.

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

We use our vehicles’ electronic systems to log information about each vehicle’s condition, performance and use in order to aid us in providing customer service, including vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits and to improve our vehicles. We also collect information about our customers through our website, at our stores and facilities, and via telephone. Our customers may object to the processing of this data, which may negatively impact our ability to provide effective customer service and develop new vehicles and products. Collection and use of our customers’ personal information in conducting our business may be subject to federal and/or state laws and regulations in the United States and foreign jurisdictions, and such laws and regulations may restrict our processing of such personal information and hinder our ability to acquire new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

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

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009, October 2010 and June 2013, none of which were related to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than one thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in collapse of the rear seat back during a crash. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles, including Model S, or electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

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

Since we began initiating sales of our vehicles, we have continued to refine our warranty reserves based on our actual warranty claim experience and we may be required to undertake further such changes in the future. As of June 30, 2013, we had warranty reserves of $36.9 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims due to potential higher average warranty expenses over the product life cycle or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we infringe their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

We may also face claims that our use technology licensed from or otherwise supplied by a third party infringes the rights of others. In that case, we may seek indemnification from our licensors/suppliers under our contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our proprietary rights adequately could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright protection, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our pending patent applications may not result in the issuance of patents;

•	our patents, if issued, may not be broad enough to protect our proprietary rights;

•	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented technology or for other reasons;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our patents; and

•	our in-licensed patents may be invalidated or the holders of these patents may seek to breach our license arrangements.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our intellectual property is difficult. Unauthorized use or infringement of our trademarks in countries which have a “first-to-file” system could affect our ability to successfully grow our business internationally.

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

The status of patents involves complex legal and factual questions and the breadth of patented claims is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our current patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

As of June 30, 2013, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 32.9% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 27.3% of our outstanding shares of common stock as of June 30, 2013. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $158.88 per share and a low of $25.52 per share over the last 52 weeks.

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

Mr. Musk borrowed funds from affiliates of certain underwriters in our public offerings in 2011 and 2013 and has pledged shares of our common stock to secure these borrowings. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Beginning in June 2011, Goldman Sachs Bank USA, an affiliate of Goldman, Sachs & Co., has made extensions of credit in the aggregate amount of $275 million to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust, a portion of which Mr. Musk used to purchase shares of common stock in our public offering in May 2013 and private placements in June 2011 and June 2013. Interest on the loan accrues at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with these loans. As a regulated entity, Goldman Sachs Bank USA makes decisions regarding making and managing its loans independent of Goldman, Sachs & Co. Mr. Musk and Goldman have a long-standing relationship of almost a decade. In addition, , Morgan Stanley Smith Barney LLC has made a loan to Mr. Musk in the aggregate amount of $25 million. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust. The terms of these loans were negotiated directly between Mr. Musk and Goldman Sachs Bank USA and Morgan Stanley Smith Barney LLC.

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

Anti-takeover provisions contained in our certificate of incorporation and bylaws, the provisions of Delaware law, and the terms of our convertible notes could impair a takeover attempt.

Our certificate of incorporation, bylaws, Delaware law and the terms of our convertible notes contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

In addition, the terms of the notes require us to repurchase the notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the notes to require us to repurchase the notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders or investors in the notes.

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

Risks Related to the Ownership of our Notes

Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We incurred $660.0 million in aggregate principal amount of senior indebtedness in May 2013 when we issued pursuant to registered public offerings 1.50% convertible senior notes due 2018, or the notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness. Any resulting acceleration of the repayment of the notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

We may still incur substantially more debt or take other actions, which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future. We will not be restricted under the terms of the indenture governing the notes, or the indenture, from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture that could have the effect of diminishing our ability to make payments on the notes when due.

The notes will be effectively junior to any secured debt we may incur and structurally subordinated to any liabilities of our subsidiaries.

The notes are our unsecured obligations exclusively and are not guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the notes or to make any funds available for that purpose. In addition, the indenture does not restrict us or our subsidiaries from incurring additional debt or other liabilities. Accordingly, the notes will rank senior in right of payment to any future indebtedness we may incur that is expressly subordinated in right of payment to the notes, will rank equally in right of payment with any of our liabilities that are not so subordinated, will be effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure any of our debt will be available to pay obligations on the notes only after such secured debt has been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding.

Our right to receive assets from any of our subsidiaries upon its liquidation or reorganization, and the right of holders of the notes to participate in those assets, is structurally subordinated to claims of that subsidiary’s creditors, including trade creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us. Furthermore, none of or subsidiaries will be under any obligation to make payments to us, and any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on the notes.

The notes are not protected by restrictive covenants.

The indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the issuance purchase or prepayment of securities by us or any of our subsidiaries. In addition, the limited covenants applicable to the notes do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. The indenture contains limited provisions to afford protection to holders of the notes in the event of a fundamental change or other corporate transaction involving us.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the notes could have the effect of diminishing our ability to make payments on the notes when due, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of cash flow to fund our operations, working capital and capital expenditures.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to purchase the notes.

Upon the occurrence of a fundamental change, which is a significant corporate change or event specified in the indenture, a holder of notes has the right to require us to purchase such holder’s notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of other transactions that could adversely affect the notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to purchase the notes. In the event of any such transaction, the holders would not have the right to require us to purchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of notes.

Recent regulatory actions may adversely affect the trading price and liquidity of the notes.

We expect that many investors in, and potential purchasers of, the notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the convertible notes and dynamically adjusting their short position while they hold the notes. Investors may also implement this strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the notes. This could, in turn, adversely affect the trading price and liquidity of the notes.

Conversion of the notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of notes may affect the value of the notes and our common stock.

In connection with the issuance of the notes, we entered into convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlay the notes. The convertible note hedge transactions are expected to reduce the potential dilution and/or offset potential cash payments we are required to make in excess of the principal amount upon conversion of the notes. We also entered into warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants on the applicable expiration dates.

In addition, the hedge counterparties or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could also cause or prevent an increase or a decrease in the market price of our common stock or the notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the notes or the shares of our common stock. In addition, we do not make any representation that the hedge counterparties have engaged or will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the notes.

A decrease in the market price of our common stock would likely adversely impact the trading price of the notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the notes. Holders who receive common stock upon conversion of the notes will also be subject to the risk of volatility and depressed prices of our common stock.

The ability of holders of the notes to convert the notes prior to the close of business on the business day immediately preceding March 1, 2018 is conditioned on, among other events, the closing price of our common stock reaching and maintaining a closing price no less than a specified threshold for a given period of time, the trading price of the notes falling below a certain level or the occurrence of specified corporate events or distributions. If the closing price threshold is not satisfied, the trading price of the notes does not fall below the relevant threshold and none of the specified distributions or corporate events that would permit a holder to convert occurs, holders would not be able to convert notes except during the period after March 1, 2018 and prior to the maturity date of the notes.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We may not have the ability to raise the funds necessary to settle conversions of the notes or to purchase the notes upon a fundamental change.

Holders of the notes will have the right to require us to purchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, upon conversion of the notes, we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of notes surrendered therefor or notes being converted. In addition, our ability to purchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to purchase notes at a time when the purchase is required by the indenture or to pay cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The conditional conversion feature of the notes could result in a holder of notes receiving less than the value of our common stock into which the notes would otherwise be convertible.

Prior to the close of business on the business day immediately preceding March 1, 2018, a holder of notes may convert such holder’s notes only if specified conditions are met. If the specific conditions for conversion are not met, a holder of notes will not be able to convert such holder’s notes, and such holder may not be able to receive the value of the cash and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) into which the notes would otherwise be convertible.

Upon conversion of the notes, a holder of notes may receive less valuable consideration than expected because the value of our common stock may decline after such holder exercises such holder’s conversion right but before we settle our conversion obligation.

Under the notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders notes for conversion until the date we settle our conversion obligation.

Upon conversion of the notes, the amount of consideration that a holder of notes will receive upon conversion of such holder’s notes will be determined by reference to the volume weighted average prices of our common stock for each VWAP trading day in a 20 VWAP trading day observation period. Although the number of shares (if any) that a holder of notes receives upon conversion of such holder’s notes with respect to any VWAP trading day during the observation period will be determined based on the volume weighted average price of our common stock on such VWAP trading day, we will not deliver such shares until the third business day following the end of the applicable observation period. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration a holder of notes receives will be adversely affected.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, may have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.

In addition, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

Holders of notes are not entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to them.

Holders of notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the last VWAP trading day of the applicable observation period, but holders of notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the last VWAP trading day of the applicable observation period such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

The adjustment to the conversion rate for notes converted in connection with a make-whole fundamental change may not adequately compensate a holder of notes for any lost option value of such holder’s notes as a result of such transaction.

If a make-whole fundamental change, which is a type of fundamental change specified in the indenture, occurs prior to the maturity date, under certain circumstances, we will increase the conversion rate for the notes by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction. The adjustment to the conversion rate for notes converted in connection with a make-whole fundamental change may not adequately compensate a holder of notes for any lost option value of such holder’s notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $225.00 per share or less than $92.24 per share (in each case, subject to adjustment), no adjustment will be made to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 10.8413, subject to certain adjustments.

Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The fundamental change repurchase feature of the notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the notes require us to repurchase the notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the notes to require us to repurchase the notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders or investors in the notes.

The conversion rate of the notes may not be adjusted for all dilutive events.

The conversion rate of the notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants to holders of our common stock, subdivisions or combinations of our common stock, distributions of capital stock, indebtedness, or assets to holders of our common stock, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash or in connection with an acquisition, that may adversely affect the trading price of the notes or our common stock. We are not restricted from issuing additional common stock during the term of the notes and have no obligation to consider the interests of holders of the notes in deciding whether to issue common stock. An event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate.

We cannot guarantee that there will be an active trading market for the notes.

Prior to the issuance of the notes, there had been no trading market for the notes, and we have not applied and do not intend to apply to list the notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. Moreover, the underwriters of the note offering who have acted as market makers in the notes following the issuance of the notes may cease their market-making at any time without notice. If the underwriters cease to act as market makers for the notes, we cannot guarantee that another firm or person will make a market in the notes. In addition, the liquidity of the trading market in the notes, and the market price quoted for the notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot guarantee that there will be an active trading market for the notes. If an active trading market is not maintained, the market price and liquidity of the notes may be adversely affected. In that case a holder of notes may not be able to sell such holder’s notes at a particular time or such holder may not be able to sell such holder’s notes at a favorable price.

Any adverse rating of the notes may cause their trading price to fall.

We have not sought and do not intend to seek a rating on the notes. However, if a rating service were to rate the notes and if such rating service were to lower its rating on the notes below the rating initially assigned to the notes or otherwise announces its intention to put the notes on credit watch, the trading price of the notes could decline.

A holder of notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the notes even though such holder of notes does not receive a corresponding cash distribution.

The conversion rate of the notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, a holder of notes may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases the proportionate interest of a holder of notes in us could be treated as a deemed taxable dividend to such holder. If a make-whole fundamental change occurs on or prior to the maturity date, under some circumstances, we will increase the conversion rate for notes converted in connection with the make-whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. If a holder of notes is a non-United States holder for U.S. federal income tax purposes, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

Recently, our Board of Directors reviewed the job responsibilities of our senior management. On August 8, 2013, the Board affirmed the positions held by George Blankenship, our Vice President, Worldwide Retail, and Gilbert Passin, our Vice President, OEM and Re-Manufacturing, but determined that they no longer have reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, or Section 16. On the same date, the Board also determined that Greg Reichow, our Vice President, Production, and Jerome Guillen, our Vice President, Service and Sales Operations, have reporting requirements under Section 16.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: August 8, 2013	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among Tesla Motors, Inc., the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of Tesla Motors, Inc. named therein.	8-K	001-34756	4.1	May 20, 2013

4.2	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between Tesla Motors, Inc. and certain holders of the capital stock of Tesla Motors, Inc. named therein.	8-K	001-34756	4.2	May 20, 2013

4.3	Indenture, dated as of May 22, 2013, by and between Tesla Motors, Inc. and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.4	First Supplemental Indenture, dated as of May 22, 2013, by and between Tesla Motors, Inc. and U.S. Bank National Association.	8-K	001-34756	4.2	May 22, 2013

4.5	Form of 1.50% Convertible Senior Note Due June 1, 2018 (included in Exhibit 4.4).	8-K	001-34756	4.3	May 22, 2013

10.1	Limited Consent and Amendment to the Loan Arrangement and Reimbursement Agreement between the United States Department of Energy and the Registrant dated as of May 14, 2013.	8-K	001-34756	10.1	May 15, 2013

10.2	Form of Call Option Confirmation.	8-K	001-34756	10.1	May 22, 2013

10.3	Form of Warrant Confirmation.	8-K	001-34756	10.2	May 22, 2013

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	-	-	-	-	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	-	-	-	-	X

32.1*	Section 1350 Certifications	-	-	-	-

101.INS**	XBRL Instance Document	-	-	-	-

101.SCH**	XBRL Taxonomy Extension Schema Document	-	-	-	-

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-

*	Furnished herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.