Form 10-Q
period 2013-09-30
TESLA MOTORS INC
filed 2013-11-08
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 122,593,928 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$795,116	$201,890
Restricted cash	1,265	19,094
Accounts receivable	47,580	26,842
Inventory	347,545	268,504
Prepaid expenses and other current assets	27,260	8,438

Total current assets	1,218,766	524,768

Operating lease vehicles, net	268,824	10,071
Property, plant and equipment, net	654,482	552,229
Restricted cash	8,110	5,159
Other assets	16,027	21,963

Total assets	$2,166,209	$1,114,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$302,439	$303,382
Accrued liabilities	74,531	39,798
Deferred revenue	63,739	1,905
Capital lease obligations, current portion	5,971	4,365
Customer deposits	140,277	138,817
Convertible debt	582,502	—
Long-term debt, current portion	—	50,841

Total current liabilities	1,169,459	539,108

Common stock warrant liability	—	10,692
Capital lease obligations, less current portion	10,931	9,965
Deferred revenue, less current portion	131,298	3,060
Long-term debt, net, less current portion	—	401,495
Resale value guarantee	159,010	—
Other long-term liabilities	53,848	25,170

Total liabilities	1,524,546	989,490

Commitments and contingencies (Notes 6 and 10)
Convertible debt	77,498	—
Stockholders’ equity
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively; 122,566,098 and 114,214,274 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	123	115
Additional paid-in capital	1,687,397	1,190,191
Accumulated deficit	(1,123,355)	(1,065,606)

Total stockholders’ equity	564,165	124,700

Total liabilities and stockholders’ equity	$2,166,209	$1,114,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Automotive sales	$430,196	$50,023	$1,386,934	$91,323
Development services	1,150	81	11,343	15,601

Total revenues	431,346	50,104	1,398,277	106,924
Cost of revenues
Automotive sales	324,883	58,865	1,090,300	92,947
Development services	3,595	—	8,304	7,767

Total cost of revenues	328,478	58,865	1,098,604	100,714
Gross profit (loss)	102,868	(8,761)	299,673	6,210
Operating expenses
Research and development	56,351	61,901	163,523	205,146
Selling, general and administrative	77,071	37,798	184,080	104,464

Total operating expenses	133,422	99,699	347,603	309,610

Loss from operations	(30,554)	(108,460)	(47,930)	(303,400)
Interest income	68	38	97	203
Interest expense	(6,492)	(78)	(26,705)	(228)
Other income (expense), net	(740)	(2,188)	18,018	(2,573)

Loss before income taxes	(37,718)	(110,688)	(56,520)	(305,998)
Provision for income taxes	778	116	1,230	284

Net loss	$(38,496)	$(110,804)	$(57,750)	$(306,282)

Net loss per share of common stock, basic and diluted	$(0.32)	$(1.05)	$(0.49)	$(2.91)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	121,862,497	105,556,162	118,282,194	105,195,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(38,496)	$(110,804)	$(57,750)	$(306,282)

Other comprehensive income, net of tax:
Unrealized net loss on short-term marketable securities	—	—	—	(6)
Reclassification adjustment for gain included in net income	—	—	—	6

Other comprehensive income	—	—	—	—

Comprehensive loss	$(38,496)	$(110,804)	$(57,750)	$(306,282)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
		(As Restated)
Cash Flows From Operating Activities
Net loss	$(57,750)	$(306,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,498	16,033
Stock-based compensation	55,566	35,729
Amortization of Department of Energy (DOE) loan origination costs	5,558	—
Inventory write-downs	6,788	4,089
Amortization of discount on convertible debt	5,344	—
Change in fair value of DOE warrant liability	(10,692)	896
Other non-cash operating activities	2,205	1,377
Changes in operating assets and liabilities
Accounts receivable	(20,738)	375
Inventories and operating lease vehicles	(358,417)	(104,032)
Prepaid expenses and other current assets	(8,900)	1,751
Other assets	38	(146)
Accounts payable	27,322	73,351
Accrued liabilities	34,188	(1,834)
Deferred revenue	190,072	(109)
Customer deposits	1,461	46,577
Resale value guarantee	159,010	—
Other long-term liabilities	28,679	3,635

Net cash provided by (used in) operating activities	128,232	(228,590)

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(174,790)	(175,175)
Withdrawals out of our dedicated DOE accounts, net	14,752	8,472
Decrease (increase) in other restricted cash	126	(4,478)
Purchases of marketable securities	—	(14,992)
Maturities of short-term marketable securities	—	40,000

Net cash used in investing activities	(159,912)	(146,173)

Cash Flows From Financing Activities
Proceeds from convertible debt	660,000	—
Proceeds from issuance of warrants	120,318	—
Purchase of convertible note hedges	(177,540)	—
Proceeds from issuance of common stock in public offering	360,000	—
Proceeds from issuance of common stock in private placement	55,000	—
Common stock and convertible debt issuance costs	(16,374)	—
Principal payments on DOE loans	(452,337)	—
Proceeds from exercise of stock options and other stock issuances	82,219	18,078
Principal payments on capital leases and other debt	(6,380)	(1,684)
Proceeds from DOE loans	—	188,796

Net cash provided by financing activities	624,906	205,190

Net increase (decrease) in cash and cash equivalents	593,226	(169,573)
Cash and cash equivalents at beginning of period	201,890	255,266

Cash and cash equivalents at end of period	$795,116	$85,693

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$24,708	$36,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market, sell and/or service our vehicles.

Public Offerings and Concurrent Private Placements

In May 2013, we completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.5 million (which includes 487,857 shares or $45.0 million sold to Elon Musk, our Chief Executive Officer (CEO)), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price. Concurrent with these equity transactions, we also issued $660.0 million principal amount of 1.50% convertible senior notes due June 2018 (Notes) in a public offering and received total cash proceeds of approximately $648.0 million, net of underwriting discounts and offering costs (see Note 6).

In October 2012, we completed a public offering of common stock and sold a total of 7,964,601 shares of our common stock for total cash proceeds of $222.1 million (which includes 35,398 shares or $1.0 million sold to our CEO), net of underwriting discounts and offering costs.

Restatement of Prior Year Amounts

In conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 7, 2013, we restated the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012. Amounts related to purchases of property and equipment during the period that were not paid as of September 30, 2012 were erroneously included as cash outflows from investing activities in our previously issued financial statements. This correction resulted in a $22.6 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities. We also corrected our supplemental disclosure of noncash acquisition of property and equipment by an increase of $34.4 million for the nine months ended September 30, 2012. There was no impact on our previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

As detailed in the table below, this restatement impacted the following condensed consolidated cash flow line items (in thousands):

	Nine Months Ended
	September 30, 2012
	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Accounts payable and accrued liabilities	$94,087	$(22,570)	$71,517
Net cash used in operating activities	(206,020)	(22,570)	(228,590)
Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(197,745)	22,570	(175,175)
Net cash used in investing activities	(168,743)	22,570	(146,173)
Supplemental disclosure of noncash investing activities
Acquisition of property and equipment	1,810	34,430	36,240

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

For Model S sales, revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In certain circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer, provided that such options do not limit the functionality of the vehicle. In such cases, we continue to defer the related revenue based on the undelivered items’ fair value, as evidenced by the contractual price of the option in stand-alone transactions, where available, or using the selling price hierarchy where such prices do not exist. Additionally, if a customer purchases a vehicle option that requires us to provide services in the future, we will defer the related revenue based on the undelivered items’ fair value and recognize the associated revenue over our expected performance period. As of September 30, 2013, we had deferred $17.5 million related to the purchase of vehicle service plans and $7.2 million related to access to our Supercharger network.

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

As of September 30, 2013, we recorded $160.8 million in deferred revenues and $159.0 million in resale value guarantee related to Model S deliveries with the resale value guarantee and recorded $262.8 million in operating lease vehicles, net. During the three and nine months ended September 30, 2013, we recognized revenue of $9.4 million and $11.3 million in automotive sales, and $5.9 million and $7.3 million in cost of automotive sales related to this program.

Warranties

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of three years or 36,000 miles, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Tesla Roadster customers had the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, provided they are purchased within a specified period of time. In June 2012, we commenced deliveries of Model S. Model S is sold with a warranty of four years or 50,000 miles for most vehicle components and which covers the battery pack for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery. Model S customers also have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional four years or 50,000 miles, provided they are purchased within a specified period of time. The battery pack’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accrued warranty - beginning of period	$36,877	$5,723	$13,012	$6,315
Warranty costs incurred	(6,392)	(958)	(11,100)	(2,640)
Changes in liability for pre-existing warranties, including expirations	4,878	—	8,052	—
Provision for warranty	18,359	1,455	43,758	2,545

Accrued warranty - end of period	$53,722	$6,220	$53,722	$6,220

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component or system is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. For new vehicles, warranty reserves are based on management’s best estimate of projected warranty experience until adequate historical data is accumulated. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three and nine months ended September 30, 2013, warranty costs incurred for our resale value guarantee vehicles were $0.7 million and $1.1 million, respectively. We may have material changes as we accumulate more actual data and experience. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

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

As of September 30, 2013 and December 31, 2012, our accounts receivable were derived primarily from sales of regulatory credits, as well as the development and sales of powertrain systems to other global automobile manufacturers (OEMs). Accounts receivable also include amounts to be received from our commercial banking partners for approved financing arranged between the customer and each banking partner.

The following summarizes the accounts receivable from our OEM customers in excess of 10% of our total accounts receivable:

	September 30,	December 31,
	2013	2012
Customer A	31%	56%
Customer B	9%	15%

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

Net Loss per Share of Common Stock

Our basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants as well as our Notes, are not included when their effect is antidilutive.

The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods, related to the following securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	14,390,740	6,836,618	13,126,128	7,069,406
Convertible senior notes	852,987	—	453,255	—
Employee stock purchase plan	16,401	47,446	16,401	47,446
Restricted stock units	8,870	—	69	—
DOE warrant	—	2,307,715	—	2,340,734

Since we will settle the principal amount of our Notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52 per share.

Uncertain Tax Positions

As of September 30, 2013 and December 31, 2012, the aggregate balances of our gross unrecognized tax benefits were $15.9 million and $12.6 million, respectively, of which if recognized, $1.1 million and $0.3 million would affect our effective tax rate, respectively.

3. Balance Sheet Components

Inventory

As of September 30, 2013 and December 31, 2012, our inventory consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$164,346	$163,637
Work in process	38,608	24,535
Finished goods	102,387	62,559
Service parts	42,204	17,773

Total	$347,545	$268,504

Property, Plant and Equipment

As of September 30, 2013 and December 31, 2012, our property, plant and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Machinery, equipment and office furniture	$292,970	$223,745
Tooling	219,577	172,584
Leasehold improvements	74,396	39,224
Bulding and building improvements	62,710	50,574
Land	45,020	26,391
Computer equipment and software	32,281	22,125
Construction in progress	43,910	75,129

	770,864	609,772
Less: Accumulated depreciation and amortization	(116,382)	(57,543)

Total	$654,482	$552,229

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins when they are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and nine months ended September 30, 2013, we capitalized $0.4 million and $2.9 million, respectively. During the three and nine months ended September 30, 2012, we capitalized $2.1 million and $5.5 million, respectively.

Depreciation and amortization expense during the three and nine months ended September 30, 2013 was $21.2 million and $58.8 million, respectively. Depreciation and amortization expense during the three and nine months ended September 30, 2012 was $6.8 million and $13.7 million, respectively.

In July 2013, we completed the purchase of approximately 31 acres of land located in Fremont, California that is adjacent to our current manufacturing facility for potential future expansion. We paid $18.5 million related to this purchase.

Other Assets

As of September 30, 2013 and December 31, 2012, our other assets consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Emission permits	$13,837	$14,267
Loan facility issuance costs, net	—	5,759
Other	2,190	1,937

Total	$16,027	$21,963

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life. Loan facility issuance costs associated with our Department of Energy (DOE) loan facility (see Note 6) were fully amortized to interest expense during the nine months ended September 30, 2013 upon the extinguishment of our DOE loan facility in May 2013.

Accrued Liabilities

As of September 30, 2013 and December 31, 2012, our accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Payroll and related costs	$20,147	$15,525
Taxes payable	18,645	9,710
Accrued warranty	17,228	3,056
Accrued purchases	13,835	10,334
Other	4,676	1,173

Total	$74,531	$39,798

Other Long-Term Liabilities

As of September 30, 2013 and December 31, 2012, our other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued warranty, long-term	36,493	9,957
Deferred rent liability	8,530	6,075
Environmental liabilities	5,300	5,300
Other	3,525	3,838

Total	$53,848	$25,170

4. Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents. Our liabilities that were measured at fair value on a recurring basis consisted of our common stock warrant liability.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our common stock warrant liability (see Note 6) had been classified within Level III of the fair value hierarchy.

As of September 30, 2013 and December 31, 2012, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	September 30, 2013				December 31, 2012
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$371,270	$371,270	$—	$—	$60,272	$60,272	$—	$—
Common stock warrant liability	—	—	—	—	10,692	—	—	10,692

The changes in the fair value of our common stock warrant liability (see Note 6) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair value, beginning of period	$—	$8,529	$10,692	$8,838
Change in fair value	—	1,205	(10,692)	896

Fair value, end of period	$—	$9,734	$—	$9,734

The estimated fair value of our Notes based on a market approach was approximately $1.12 billion (par value of $660.0 million) as of September 30, 2013, and represents a Level II valuation. The estimated fair value of our DOE loans based on a market approach was approximately $366.9 million (par value of $452.3 million) as of December 31, 2012, and represented a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

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

As of September 30, 2013 and December 31, 2012, we held customer deposits of $140.3 million and $138.8 million, respectively.

6. Convertible and Long-term Debt Obligations

1.50% Convertible Senior Notes and Call Spread

In May 2013, we issued $660.0 million aggregate principal amount of Notes in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. The interest under the Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three and nine months ended September 30, 2013, we recognized $0.5 million and $0.7 million of interest expense related to the amortization of debt issuance costs and $2.5 million and $3.6 million of accrued coupon interest expense, respectively.

Each $1,000 of principal of the Notes will initially be convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of approximately $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes at their option on or after March 1, 2018. Further, holders of the Notes may convert their Notes at their option prior to March 1, 2018, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending September 30, 2013, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay the holders in cash for the principal amount of the Notes and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a calculated daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the Notes. During the three and nine months ended September 30, 2013, we recognized $3.8 million and $5.4 million of interest expense related to the amortization of the debt discount, respectively. As of September 30, 2013, the net carrying value of the Notes was $582.5 million.

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase up to approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2013.

During the third quarter of 2013, the closing price of our common stock met or exceeded 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their Notes during the fourth quarter of 2013. As such, we reclassified the $582.5 million carrying value of our Notes to current liabilities and reclassified $77.5 million, representing the difference between the aggregate principal of our Notes of $660.0 million and the carrying value of the Notes, from additional paid-in capital to mezzanine equity on our condensed consolidated balance sheet as of September 30, 2013. Similarly, debt issuance costs previously recorded in other assets were reclassified to other current assets as of September 30, 2013. Should the closing price conditions be met in the fourth quarter of 2013 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarters.

Full Repayment of Department of Energy Loan Facility

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was subsequently amended from time to time, including in September 2012, to amend the timing of pre-funding the principal payment due in June 2013 and in March 2013 to accelerate the maturity date of the DOE Loan Facility to December 15, 2017 and create an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013. We refer to the loan facility with the DOE as the DOE Loan Facility. Under the DOE Loan Facility, the FFB had made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. As of August 31, 2012, we had fully drawn down the aforementioned facilities.

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

DOE Warrant Expiration

In connection with the closing of the DOE Loan Facility, we had also issued a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. Upon the completion of our initial public offering on July 2, 2010, this preferred stock warrant became a warrant to purchase up to 3,090,111 shares of common stock at an exercise price of $7.54 per share. As a result of our repayment of all outstanding principal and interest under the DOE Loan Facility and the termination of the DOE Loan Facility in May 2013, the DOE warrant expired. Additionally, we amortized all remaining unamortized debt issuance costs related to the DOE Loan Facility. During the nine months ended September 30, 2013, we recorded $5.8 million to interest expense. During the three and nine months ended September 30, 2012, we amortized $0.2 million and $0.5 million to interest expense, respectively.

7. Equity Incentive Plans

We account for stock-based compensation by measuring and recognizing the fair value of all stock-based payment awards made to employees based on the estimated grant date fair values, including restricted stock units (RSUs), employee stock options and our employee stock purchase plan. We determine the fair value of an RSU based on the closing price of our common stock on the grant date. We use the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of the stock’s market price, the expected term of the stock-based awards, the expected risk free rate of interest and any dividend yields. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. As we have been operating as a public company for a period of time that is shorter than our estimated expected option life, we concluded that our historical price volatility does not provide a reasonable basis for input assumptions within the Black-Scholes valuation model when determining the fair value of its stock options. As a result, our expected volatility is derived from our implied volatility and the historical volatilities of several unrelated public companies within industries related to our business, including the automotive OEM, automotive retail, automotive parts and battery technology industries. Our historical volatility and implied volatility are weighted based on certain qualitative factors and combined to produce a single volatility factor.

2012 CEO Grant

In August 2012, our Board of Directors granted 5,274,901 stock options to our CEO (2012 CEO Grant). The 2012 CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date. Each of the ten vesting tranches requires a combination of one of the ten pre-determined performance achievements and an incremental increase in our market capitalization of $4.0 billion, as compared to the initial market capitalization of $3.2 billion at the time of the 2012 CEO Grant. Stock-based compensation expense associated with the 2012 CEO Grant is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of being met.

As of September 30, 2013, the market condition for two vesting tranches were achieved and the following three performance milestones were considered probable of achievement:

•	Successful completion of the Model X Engineering Prototype (Alpha);

•	Successful completion of the Model X Vehicle Prototype (Beta); and

•	Completion of the first Model X Production Vehicle.

However, none of the performance stock options granted to the CEO have vested thus far as the performance milestones have not yet been achieved. Additionally, no cash compensation has been received by our CEO for his services to the company.

During the three months ended September 30, 2013, stock-based compensation expense related to the 2012 CEO Grant was $3.6 million and $8.8 million for the three and nine months ended September 30, 2013, respectively. Stock-based compensation expense related to the 2012 CEO Grant was $0.4 million for both the three and nine month periods ended September 30, 2012.

Summary Stock Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$3,017	$471	$5,616	$556
Research and development	8,707	6,356	24,916	19,421
Selling, general and administrative	9,715	5,648	25,034	15,752

Total	$21,439	$12,475	$55,566	$35,729

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America	$285,211	$41,153	$1,237,844	$66,403
Europe	145,978	7,606	159,572	33,594
Asia	157	1,345	861	6,927

Total	$431,346	$50,104	$1,398,277	$106,924

During the three and nine months ended September 30, 2013, we recognized revenues of $268.8 million and $1.19 billion, respectively, and during the three and nine months ended September 30, 2012, we recognized revenues of $41.0 million and $66.0 million, respectively in the United States.

Long-lived Assets

	September 30,	December 31,
	2013	2012
United States	$904,535	$552,302
International	18,771	9,998

Total	$923,306	$562,300

9. Strategic Partnerships

Daimler Mercedes-Benz B-Class EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. In the first half of 2012, we received two purchase orders from Daimler related to the development of a full electric powertrain for a Daimler Mercedes-Benz vehicle and recognized $4.3 million in development services revenue during the nine months ended September 30, 2012. During the fourth quarter of 2012, we entered into a final development agreement, which includes certain development milestones and related payments. Pursuant to the development agreement, Daimler will pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the three months ended September 30, 2013, we delivered prototype samples and recognized $1.2 million in development services revenue. During the nine months ended September 30, 2013, we completed various milestones, delivered prototype samples and recognized $11.3 million in development services revenue.

Toyota RAV4 Program

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software for integration into the electric vehicle version of the Toyota RAV4. Additionally, we provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2012, we began delivering electric powertrain systems to Toyota. During the three and nine months ended September 30, 2013, we recognized revenue of $7.2 million and $34.9 million in automotive sales, respectively. During the three and nine months ended September 30, 2012, we recognized revenue of $10.4 million and $15.1 million in automotive sales, respectively.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2013 and December 31, 2012, we have accrued $5.3 million related to these environmental liabilities.

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

11. Subsequent Event

In October 2013, we entered into an amendment to the Supply Agreement dated October 5, 2011 (the Agreement) with certain affiliates of Panasonic Corporation (Panasonic) to, among other things, extend the term of the Agreement by two years until December 31, 2017 and provide for the long-term preferential prices and a minimum of 1.8 billion lithium-ion battery cells that we will purchase from Panasonic from 2014 through 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We introduced our first vehicle, the Tesla Roadster, in early 2008. The Roadster’s proprietary electric vehicle powertrain system is the foundation of our powertrain technology and, with design enhancements, forms the basis for our Model S sedan, our Model X crossover and other future vehicles. We commenced deliveries of Model S in June 2012 and increased production to an annualized rate of 20,000 per year by the end of 2012. We have continued to increase our production rate to meet our current external guidance of 21,500 deliveries in 2013. In February 2012, we revealed an early prototype of the Model X crossover, a vehicle based on the Model S platform. We plan to start production of the initial units of Model X in late 2014 and subsequently ramp up to full production by the second quarter of 2015. We sell our vehicles through our own sales and service network. We are also building a network of Superchargers to allow Model S owners to charge their cars at a very fast rate for free.

We delivered slightly over 5,500 Model S vehicles during the three months ended September 30, 2013, an increase from slightly over 5,150 Model S vehicles for the three months ended June 30, 2013. During the three months ended September 30, 2013, we recognized total revenues of $431.3 million, an increase of $381.2 million over total revenues of $50.1 million for the three months ended September 30, 2012, primarily driven by the ramp up in Model S deliveries which commenced in North America in June 2012 and the launch of European Model S deliveries which commenced in August 2013, regulatory credit sales and powertrain component sales to Toyota for the Toyota RAV4 EV.

Gross margin for the three months ended September 30, 2013 was 23.9%, a slight decrease from 24.8% for the three months ended June 30, 2013, as a result of significantly lower sales of regulatory credits, partially offset by continued Model S cost improvements and manufacturing and supply chain efficiencies, an increased average selling price due to the start of European deliveries, as well as a higher mix of 85 kWh battery packs and other options.

Research and development (R&D) expenses for the three months ended September 30, 2013 were $56.4 million, a decrease from $61.9 million for the three months ended September 30, 2012. R&D expenses for the third quarter of 2012 included expenses related to our continued development and testing activities of Model S, including our activities to homologate Model S for the rest of the world and to introduce the 60 kWh battery pack option. R&D expenses for the third quarter of 2013 reflected our activities on the right-hand drive Model S and localization efforts for foreign markets, as well as development work on Model X.

During the three months ended September 30, 2013, we continued to expand our company-owned network of stores, service centers and Superchargers both in North America and Europe. With the higher expenses associated with the global expansion of our service and Supercharger network infrastructure, store network and the business in general including our information technology infrastructure, selling, general and administrative expenses were $77.1 million for the three months ended September 30, 2013, compared to $37.8 million for the three months ended September 30, 2012.

We ended the quarter with $796.4 million in cash and cash equivalents, and current restricted cash, an increase of $49.0 million from the end of the second quarter. We expect that our current sources of liquidity together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

During the third quarter of 2013, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our Notes were met and accordingly, the Notes are convertible at the holder’s option during the fourth quarter of 2013. As such, the carrying value of the Notes was classified to current liabilities as of September 30, 2013 and the difference between the principal amount and the carrying value of the Notes was reclassified from permanent equity to mezzanine equity on our condensed consolidated balance sheet as of September 30, 2013.

In October 2013, we entered into an amendment to our existing supply agreement with Panasonic Corporation (Panasonic) to, among other things, extend the term of the agreement by two years until December 31, 2017 and provide for the long-term preferential prices and a minimum of 1.8 billion lithium-ion battery cells that we will purchase from Panasonic from 2014 through 2017.

Management Opportunities, Challenges and Risks

We are presently producing 550 vehicles per week. We expect that production will continue to increase during the fourth quarter and throughout 2014. At the higher production level, we currently expect to achieve total deliveries of 21,500 Model S vehicles worldwide in 2013, thereby continuing to significantly increase automotive sales. We are presently not constrained by demand, but instead by our ability to ramp production. While we continue to ramp production, in the near term the increase in cell capacity from our supplier is a key constraint that we are managing.

Through June 30, 2013, we had delivered Model S vehicles solely to customers in North America. In August 2013, we started European deliveries of Model S. Similar to the initial launch of Model S in the United States and in Canada, we experienced an increase in our average selling price during the third quarter of 2013 due to the start of delivery of European Signature Series vehicles, and a higher mix of 85 kWh cars and other options in all markets. The average selling price is expected to remain relatively flat in the fourth quarter as we continue to see a rich mix of options on incoming orders. Although we have gained experience with the delivery process in North America, we have only recently commenced deliveries in Europe and have not delivered Model S vehicles outside of North America in volume; thus, we may face difficulties meeting our delivery plans in both Europe and Asia, which may impact our ability to achieve our delivery goals.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to automotive sales revenue the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. Similarly, we capitalize and depreciate the cost of the respective operating lease vehicles less resale value guarantee amount to cost of automotive sales over the same period. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, any unamortized deferred revenue and operating lease vehicle net book value are then recognized in automotive sales and cost of automotive sales, respectively.

The resale value guarantee amount represents management’s best estimate as to the resale value of the Model S vehicle and related vehicle options during the 36 to 39 month period after delivery which is currently approximately 50% of the base vehicle selling price and 43% of the price of any vehicle options. Since we are depreciating our operating lease vehicles to the resale value guarantee amount, we will adjust our depreciation estimates as needed if the resale value is expected to decrease in future periods. As we accumulate more actual data related to the resale experience of Model S, we may be required to make significant changes to our estimates.

During the third quarter of 2013, we provided the resale value guarantee to approximately 44% of Model S deliveries in North America, an increase from 31% in the second quarter. We expect the penetration rate of the resale value guarantee to remain at the current level in the near-term. Our application of lease accounting to Model S deliveries with the resale value guarantee will not impact our cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program has and will continue to adversely impact our 2013 revenues and operating results based on our current expectations of participation in such programs. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates.

In addition to sales of Model S, we continue to recognize automotive sales from our supply of powertrain systems to Toyota for the Toyota RAV4 EV. However, Toyota is not obligated to continue to purchase powertrain systems from us over an extended period of time.

In 2012, we began work on a full electric powertrain under the Mercedes-Benz B-Class EV program. Under this program, we continue to provide development services and deliver prototype samples in 2013. Similar to our previous development services agreements, due to timing differences that may arise between the recognition of milestone revenues and the underlying costs of development services, the gross margin from our development services activities may vary from period to period. This was the case during the third quarter of 2013 where we did not recognize any milestone revenues but recorded development services costs as incurred.

During the third quarter of 2013, significant cost improvements were achieved, including part cost reductions, as well as manufacturing efficiencies. We expect these trends to continue as we execute on our roadmap of achieving further component cost reductions as well as continued manufacturing and logistics efficiencies. We therefore expect our gross margin to continue to rise to our target of 25% in the fourth quarter of 2013, which assumes no revenue from zero emission vehicle (ZEV) credit. We may not be able to achieve the planned cost reductions from our various cost savings and process improvement initiatives, which would negatively affect our ability to reach our gross margin goals.

During the third quarter of 2013, we recognized $10.4 million in ZEV credit sales which contributed to our gross margin. ZEV credit revenue decreased significantly from $51.5 million in the second quarter of 2013 and should continue to decline in future quarters relative to our automotive sales as we grow our sales outside the United States. While we will pursue opportunities to monetize ZEV credits we earn from the sales of our vehicles, we do not plan to rely on these sales to be a significant contributor to gross margin, and our business model is not predicated on such ZEV credits. Other regulatory credit sales recognized during the third quarter of 2013 were $14.8 million.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We currently plan to start production of the initial units of Model X in late 2014 and subsequently ramp up to full production by the second quarter of 2015. Our ability to launch this program on time and cost efficiently is dependent upon a variety of factors, including supplier readiness, engineering completion and testing. Moreover, in 2014 we intend to continue to make progress on the design work and styling of the Gen III vehicle.

During the third quarter of 2013, we continued to expand our stores and service infrastructure in order to expand our geographical presence and to provide better service in areas with a high concentration of Model S customers. To help drive demand in new geographic areas, we have also begun complementing our store strategy with sales locations within service centers to more rapidly and efficiently expand our retail footprint. As of the end of the quarter, we had stores, galleries and service centers in over 100 locations around the world, and plan to open several more stores, galleries and service centers in 2013, including our first store in Beijing, China. We continue to build service infrastructure in advance of demand to ensure that after-sale services are available when and where needed.

At the end of May 2013, we announced the significant expansion of our Supercharger network as well as upcoming Supercharging technology that will reduce charging time at our Superchargers. Since the time of our announcement, we have been installing Superchargers at an accelerating pace. We currently have over 30 Supercharging stations open, and are continuing to expand our network both in North America and in Europe. If we experience difficulties in finding suitable sites, negotiating leases or obtaining required permits for such locations, our planned expansion of such Superchargers could be delayed.

Our research and development expenses are expected to increase sequentially by about 25% in the fourth quarter of 2013 as we accelerate product development efforts on Model X and Model S enhancements. Our selling, general and administrative expenses are also expected to increase sequentially by about 20%, driven by the growth in our retail locations, service centers and Supercharger facilities.

As we anticipate growing global demand for Model S, we plan to expand our factory production capability and customer support infrastructure. We expect to spend approximately $75 million to $85 million on capital expenditures during the fourth quarter of 2013, bringing total expected capital expenditures for 2013 to $250 million. We anticipate that we will continue to expand our factory production capability and customer support infrastructure in 2014.

During the third quarter of 2013, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our Notes were met and accordingly, the Notes are convertible at the holder’s option during the fourth quarter of 2013. Should such closing price conditions be met in the fourth quarter of 2013 or a future quarter, the Notes will be convertible by their holders during the immediately following quarter. Upon conversion of the Notes, we will be obligated to pay cash for the principal amount of the converted Notes and we may also have to deliver shares of our common stock in respect of such converted Notes. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Automotive sales	$430,196	$50,023	$1,386,934	$91,323
Development services	1,150	81	11,343	15,601

Total revenues	431,346	50,104	1,398,277	106,924
Cost of revenues
Automotive sales	324,883	58,865	1,090,300	92,947
Development services	3,595	—	8,304	7,767

Total cost of revenues	328,478	58,865	1,098,604	100,714
Gross profit (loss)	102,868	(8,761)	299,673	6,210
Operating expenses
Research and development	56,351	61,901	163,523	205,146
Selling, general and administrative	77,071	37,798	184,080	104,464

Total operating expenses	133,422	99,699	347,603	309,610
Loss from operations	(30,554)	(108,460)	(47,930)	(303,400)
Interest income	68	38	97	203
Interest expense	(6,492)	(78)	(26,705)	(228)
Other income (expense), net	(740)	(2,188)	18,018	(2,573)

Loss before income taxes	(37,718)	(110,688)	(56,520)	(305,998)
Provision for income taxes	778	116	1,230	284

Net loss	$(38,496)	$(110,804)	$(57,750)	$(306,282)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Vehicle, options and related sales	$422,004	$39,603	$1,351,056	$73,956
Powertrain component and related sales	8,192	10,420	35,878	17,367

Total automotive sales	$430,196	$50,023	$1,386,934	$91,323

Automotive sales during the three and nine months ended September 30, 2013 were $430.2 million and $1.39 billion, respectively, an increase from $50.0 million and $91.3 million during the three and nine months ended September 30, 2012, respectively. Vehicle, options and related sales represent revenues related to deliveries of Model S and the Tesla Roadster, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three and nine months ended September 30, 2013 were $422.0 million and $1.35 billion, respectively, an increase from $39.6 million and $74.0 million during the three and nine months ended September 30, 2012, respectively. The significant increase in vehicle, options and related sales was primarily driven by the delivery of slightly over 5,500 Model S vehicles for the quarter, including the commencement of European deliveries in August 2013. The increase also resulted from higher sales of regulatory credits including $10.4 million and $130.0 million in zero emission credit sales for the three and nine months ended September 30, 2013, respectively, compared to $2.5 million and $3.0 million for the three and nine months ended September 30, 2012, respectively.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to revenues the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, any unamortized deferred revenue is then recognized in automotive sales. As of September 30, 2013, we recorded $160.8 million in deferred revenues and $159.0 million in resale value guarantee related to Model S deliveries with the resale value guarantee. During the three and nine months ended September 30, 2013, we recognized revenue of $9.4 million and $11.3 million in automotive sales related to this program, respectively.

Powertrain component and related sales for the periods presented were related to powertrain component sales to Toyota under the RAV4 EV supply and services agreement which commenced in March 2012. Powertrain component and related sales for the three months ended September 30, 2013 was $7.2 million, a decrease from $10.4 million during the three months ended September 30, 2012. Powertrain component and related sales for the nine months ended September 30, 2013 was $34.9 million, an increase from $17.4 million during the nine months ended September 30, 2012.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications.

Development services revenue during the three months ended September 30, 2013 was $1.2 million, an increase from $0.1 million during the three months ended September 30, 2012. Development services revenue during the nine months ended September 30, 2013 was $11.3 million, a decrease from $15.6 million during the nine months ended September 30, 2012.

During the fourth quarter of 2012, we entered into a development agreement with Daimler to assist with the development of a full electric powertrain for a Mercedes-Benz B-Class EV vehicle and recognized development services revenue of $1.2 million and $11.3 million during the three and nine months ended September 30, 2013, respectively. Development services revenue for the three months ended September 30, 2013 relates primarily to the delivery of prototype samples to Daimler under this program while development services revenue for the nine months ended September 30, 2013 includes revenues for the achievement of various milestones and from the delivery of prototype samples to Daimler under this program.

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

Cost of automotive sales during the three and nine months ended September 30, 2013 were $324.9 million and $1.09 billion, respectively, an increase from $58.9 million and $92.9 million during the three and nine months ended September 30, 2012, respectively. Cost of automotive sales includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs and reserves for estimated warranty expenses. Cost of automotive sales also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. The increase in cost of automotive sales was driven primarily by Model S deliveries, including the commencement of European deliveries in August 2013, as well as deliveries of electric powertrain component and systems to Toyota under the Toyota RAV4 EV supply and services agreement.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S and financed their vehicle and vehicle options through one of our specified commercial banking partners. Under the program, we capitalize the cost of Model S into operating lease vehicles and depreciate the respective operating lease vehicles less resale value guarantee amount to cost of automotive sales on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the remaining operating lease vehicle net book value is then recognized in automotive sales. As of September 30, 2013, we recorded $262.8 million in operating lease vehicles, net, related to Model S deliveries with the resale value guarantee. During the three and nine months ended September 30, 2013, we recognized $5.9 million and $7.3 million in cost of automotive sales related to vehicle depreciation under this program, respectively. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three and nine months ended September 30, 2013, warranty costs incurred for our resale value guarantee vehicles were $0.7 million and $1.1 million, respectively.

Gross profit during the three and nine months ended September 30, 2013 was $102.9 million and $299.7 million, respectively, an increase from a gross loss of $8.8 million and gross profit of $6.2 million during the three and nine months ended September 30, 2012, respectively. These increases were driven primarily by Model S deliveries which began in June 2012 in North America and in August 2013 in Europe and the sales of regulatory credits which carry no associated cost of revenues. The increase is also attributable to our continuing cost reduction efforts including process efficiencies in manufacturing and supply chain, design improvements, as well as reduction of waste in the supply chain.

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

R&D expenses during the three months ended September 30, 2013 were $56.4 million, a decrease from $61.9 million during the three months ended September 30, 2012. R&D expenses decreased due to significant development, prototyping and testing expenses related to the Model S launch in 2012, partially offset by an increase in similar costs in 2013 for Model X and right-hand drive Model S and other programs. The $5.5 million decrease in R&D expenses consisted primarily of a $4.5 million decrease in employee compensation expenses, a $1.9 million decrease in costs related to Model S engineering, design and testing activities and a $1.7 million decrease in expensed materials and shipping charges. The decrease was partially offset by a $2.8 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

R&D expenses during the nine months ended September 30, 2013 were $163.5 million, a decrease from $205.1 million during the nine months ended September 30, 2012. R&D expenses decreased due to significant development, prototyping and testing expenses related to the Model S launch in 2012, partially offset by an increase in similar costs in 2013 related to Model S localization for international markets, right-hand drive Model S, Model X and other programs. The $41.6 million decrease in R&D expenses consisted primarily of a $17.8 million decrease in materials and prototyping expenses, an $11.2 million decrease in costs related to Model S engineering, design and testing activities, a $7.1 million decrease in shipping charges for prototype materials, a $5.1 million decrease in office, information technology and facilities-related costs and a $0.7 million decrease in employee compensation expenses. The decrease was partially offset by a $1.0 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, service centers and Superchargers, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses during the three months ended September 30, 2013 were $77.1 million, an increase from $37.8 million during the three months ended September 30, 2012. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail and service and Supercharger footprint as well as the general growth of the business. The $39.3 million increase in our SG&A expenses consisted primarily of an $18.5 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $9.7 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $6.9 million increase in professional and outside services costs and a $4.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

SG&A expenses during the nine months ended September 30, 2013 were $184.1 million, an increase from $104.5 million during the nine months ended September 30, 2012. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail and service footprint as well as the general growth of the business. The $79.6 million increase in our SG&A expenses consisted primarily of a $36.8 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $17.4 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $13.5 million increase in professional and outside services costs and a $9.7 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and an increasing common stock valuation applied to new grants.

Interest Expense

Interest expense during the three and nine months ended September 30, 2013 was $6.5 million and $26.7 million, respectively, an increase from $0.1 million and $0.2 million during the three and nine months ended September 30, 2012, respectively. Historically, we incurred interest expense primarily from our loans under the DOE Loan Facility and capitalized interest to assets under construction related to significant asset construction. During the three and nine months ended September 30, 2013, we capitalized $0.4 million and $2.9 million of interest expense to construction in progress, respectively. During the three and nine months ended September 30, 2012, we capitalized $2.1 million and $5.5 million of interest expense to construction in progress, respectively.

In May 2013, we issued $660.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. Under the terms of the Notes, 1.50% coupon interest per annum on the principal amount of the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three and nine months ended September 30, 2013, we recognized $3.0 million and $4.3 million of interest expense, respectively, related to the amortization of debt issuance costs and accrued coupon interest.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in equity. The resulting debt discount on the Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the Notes. During the three and nine months ended September 30, 2013, we recognized $3.8 million and $5.4 million of interest expense related to the amortization of the debt discount.

In May 2013, we used a portion of the Notes offering proceeds to repay our outstanding Department of Energy (DOE) loan principal of $439.6 million, a $10.8 million early repayment fee and accrued interest of $1.4 million. As a result of the extinguishment of our loans, unamortized loan origination costs associated with the DOE Loan Facility of $5.6 million were charged to interest expense. During the nine months ended September 30, 2013, we recorded total interest expense of $17.8 million related to the early repayment fee, accrued interest and the amortization of the remaining loan origination costs on the DOE Loan Facility.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the change in the fair value of our DOE common stock warrant liability and foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. Prior to the expiration of the DOE warrant in May 2013, the DOE warrant had been carried at its estimated fair value with changes in its fair value reflected in other income (expense), net.

Other expense, net, during the three months ended September 30, 2013 was $0.7 million, a decrease from $2.2 million during the three months ended September 30, 2012. The decrease in other expense, net, was primarily due to the foreign currency exchange impact from our foreign currency-denominated liabilities.

Other income, net, during the nine months ended September 30, 2013 was $18.0 million, an increase in income compared to other expense, net, of $2.6 million during the nine months ended September 30, 2012. The increase in other income, net, was primarily due to the reduction in fair value of our DOE common stock warrant liability of $10.7 million during the nine months ended September 30, 2013. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017; therefore, the DOE warrant was no longer expected to vest. The increase in other income, net, was also attributable to the favorable foreign currency exchange impact from our foreign currency-denominated liabilities in the first half of 2013, especially related to the Japanese yen.

Provision for Income Taxes

Our provision for income taxes during the three and nine months ended September 30, 2013 were $0.8 million and $1.2 million, respectively, compared to $0.1 million and $0.3 million during the three and nine months ended September 30, 2012, respectively. The increase during the three and nine months ended September 30, 2013 was due primarily to the increase in taxable income in our international jurisdictions as we commenced European deliveries of Model S in August 2013.

Liquidity and Capital Resources

Since inception and through September 30, 2013, we had accumulated net operating losses of $1.12 billion and have used $596.5 million of cash in operations. As of September 30, 2013, we had $795.1 million in principal sources of liquidity available from our cash and cash equivalents including $371.3 million of money market funds.

Other sources of cash include cash from our deliveries of Model S, customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services, and sales of powertrain components and systems. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and future products, establish and expand our stores, service centers and Supercharger network and to make the investments in tooling and manufacturing capital required to introduce Model X and to continue to ramp up production of Model S. If market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

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

1.50% Convertible Senior Notes and Call Spread

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (the Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. The interest under the Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

Each $1,000 of principal of the Notes will initially be convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of approximately $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes at their option on or after March 1, 2018. Further, holders of the Notes may convert their Notes at their option prior to March 1, 2018, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending September 30, 2013, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay the holders in cash for the principal amount of the Note and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a calculated daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

During the third quarter of 2013, the closing price of our common stock met or exceeded 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their Notes during the fourth quarter of 2013. As such, we reclassified the $582.5 million carrying value of our Notes to current liabilities and reclassified $77.5 million, representing the difference between the aggregate principal of our Notes of $660.0 million and the carrying value of the Notes, from additional paid-in capital to mezzanine equity on our condensed consolidated balance sheet as of September 30, 2013. Similarly, debt issuance costs previously recorded in other assets were reclassified to other current assets as of September 30, 2013. Should the closing price conditions be met in the fourth quarter of 2013 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. As of the date of this filing, none of the Notes have been converted by their holders. Furthermore, under current market conditions, we expect that almost none of the Notes will be converted in the short term.

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

Common Stock Offering and Private Placement

Concurrent with the execution of the Notes and related transactions in May 2013, we also completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.5 million (which includes 487,857 shares or $45.0 million sold to our Chief Executive Officer (CEO)), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price.

Summary of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$128,232	$(228,590)
Net cash used in investing activities	(159,912)	(146,173)
Net cash provided by financing activities	624,906	205,190

In conjunction with our Annual Report on Form 10-K (10-K) for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 7, 2013, we restated the unaudited statement of cash flows for the nine months ended September 30, 2012. Amounts related to purchases of property and equipment during the period that were not paid as of September 30, 2012 were erroneously included as cash outflows from investing activities in our previously issued financial statements. This correction resulted in a $22.6 million decrease in purchases of property and equipment included in cash flows used in investing activities and a corresponding increase in the change in accounts payable resulting in an increase in cash flows used in operating activities. There was no impact on our previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

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

Net cash provided by operating activities was $128.2 million during the nine months ended September 30, 2013 net of adjustments for non-cash items such as depreciation and amortization of $68.5 million, $55.6 million related to stock-based compensation expense, inventory write-downs of $6.8 million, $5.6 million related to the amortization of all remaining DOE loan origination costs as a result of the repayment of our outstanding loans under the DOE Loan Facility and $5.3 million related to the amortization of debt discount on our Notes, partially offset by other income associated with the reduction in fair value of the DOE common stock warrant liability of $10.7 million. Significant operating cash inflows were comprised primarily of automotive sales of $1.39 billion, a $377.8 million net increase in deferred revenue, resale value guarantee and other long-term liabilities primarily associated with Model S deliveries with the resale value guarantee, $11.3 million of development services revenue and a $1.5 million net increase in customer deposits, partially offset by a $20.7 million increase in accounts receivable due to the regulatory credit sales recognized at the end of the third quarter and receivables from our financing partners. Significant operating cash outflows for the nine months ended September 30, 2013 were primarily related to $1.10 billion of cost of revenues, a $358.4 million increase in inventory and operating lease vehicles, $347.6 million of operating expenses, and a $8.9 million increase in prepaid expenses and other current assets, partially offset by a $61.5 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

Net cash used in operating activities was $228.6 million during the nine months ended September 30, 2012. The largest component of our cash used during this period related to our net loss of $306.3 million, which included non-cash charges of $35.7 million related to stock-based compensation expense, $16.0 million related to depreciation and amortization and $4.1 million related to inventory write-downs and adverse purchase commitments. Significant operating cash outflows were primarily related to $309.6 million of operating expenses, a $104.0 million increase in inventory and operating lease vehicles and $100.7 million of cost of revenues, partially offset by a $71.5 million increase in accounts payable and accrued liabilities and a $1.8 million decrease in prepaid expenses and other current assets. Inventory increased to meet our planned production requirements for the Model S and powertrain component sales while the net increase in accounts payable and accrued liabilities was due to both the growth of our business and the timing of vendor payments. The decrease in prepaid expenses and other current assets was primarily driven by various tax refunds received during the nine months ended September 30, 2012. Significant operating cash inflows for the nine months ended September 30, 2012 were comprised primarily of a $46.6 million net increase in reservation payments, automotive sales of $91.3 million and $15.6 million of development services revenue.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing and our stores, service and Supercharger network infrastructure, as well as restricted cash that we were required to maintain in relation to our DOE Loan Facility, facility lease agreements, equipment financing, and certain vendor credit policies.

Net cash used in investing activities was $159.9 million during the nine months ended September 30, 2013 primarily related to $174.8 million in purchases of capital equipment and tooling, including $18.5 million related to the purchase of additional land at our Fremont factory and a transfer of $14.5 million into our dedicated DOE accounts in accordance with the provisions of the DOE Loan Facility, partially offset by a $29.3 million net transfer out of our dedicated DOE account as a result of the termination of our DOE Loan Facility.

Net cash used in investing activities was $146.2 million during the nine months ended September 30, 2012 primarily related to $175.2 million in purchases of capital equipment and tooling, partially offset by a $25.0 million in maturities of short-term marketable securities and $8.5 million of net transfers out of our dedicated DOE account in accordance with the provisions of the DOE Loan.

Cash Flows from Financing Activities

Net cash provided by financing activities was $624.9 million during the nine months ended September 30, 2013 was comprised primarily of $660.0 million from our Notes offering in May 2013, $415.0 million received from our public offering of common stock and concurrent private placement completed in May 2013, $120.3 million from the sale of warrants as part of our call spread transactions executed in May 2013, and $82.2 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan; partially offset by $452.3 million related to our repayment of all outstanding loan principal under the DOE Loan Facility, $177.5 million related to the purchase of convertible note hedges as part of our call spread transactions executed in May 2013, $16.4 million of Notes and common stock issuance costs, $12.7 million related to our planned quarterly repayment of loan principal under the DOE Loan Facility and $6.4 million related to principal payments on our capital leases.

Net cash provided by financing activities was $205.2 million during the nine months ended September 30, 2012 and was comprised primarily of $188.8 million received from our draw-downs under the DOE Loan Facility and $18.1 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan, partially offset by $1.7 million related to principal payments on capital leases

Contractual Obligations

During the third quarter of 2013, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our Notes were met and therefore, holders of the Notes may convert their Notes during the fourth quarter of 2013. As such, we reclassified the $582.5 million carrying value of our Notes to current liabilities on our condensed consolidated balance sheet as of September 30, 2013. Should such closing price conditions be met in the fourth quarter of 2013 or a future quarter, the Notes will be convertible by their holders during the immediately following quarter. The following table sets forth, as of September 30, 2013, our cash obligations related to our Notes that will affect our future liquidity (in thousands) for the following periods:

	Year Ended December 31,
	Total	2013	2014	2015	2016	2017	2018
Convertible senior notes	665,308	665,308	—	—	—	—	—

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. We commenced deliveries of Model S in June 2012 and through September 30, 2013, we have delivered Model S vehicles primarily to customers in North America. Through September 30, 2013, a significant majority of our revenues have been denominated in U.S. dollars. However, a portion of our costs and expenses during the nine months ended September 30, 2013 was denominated in foreign currencies, including the Japanese yen, euro and British pound. Accordingly, when the value of the U.S. dollar has depreciated against these currencies, our costs as measured in U.S. dollars as a percent of our revenues have correspondingly increased which adversely impacted our operating results. We started European deliveries of the Model S in August 2013 and plan to start Asian deliveries in 2014. As we continue to launch Model S overseas, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

As a result of a favorable foreign currency exchange impact from foreign currency-denominated liabilities, especially related to the Japanese yen, we recorded gains on foreign exchange transactions in other income, net, for the nine months ended September 30, 2013.

Interest Rate Risk

We had cash and cash equivalents totaling $795.1 million as of September 30, 2013. A portion of our cash and cash equivalents was invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of September 30, 2013, we had $660.0 million aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $16.9 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as a result of a material weakness in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our disclosure controls and procedures were not effective as of September 30, 2013.

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

We began manufacturing and delivering Model S in June 2012. We have limited experience to date in high volume manufacturing of our electric vehicles as we only recently reached full production of Model S for the U.S. market and have just recently begun production of Model S for the European market. Our ability to further ramp-up high volume Model S production will depend upon a number of factors, including our suppliers’ ability to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in maintaining our production level of Model S could materially damage our brand, business, prospects, financial condition and operating results.

We have only recently increased our Model S delivery rates in the United States to match our current and anticipated Model S production capacity. We have limited experience in the high volume delivery of our Model S vehicles. We are presently producing 550 vehicles per week and we intend to continue to increase the production rate over the next several quarters. Furthermore, we have limited experience delivering vehicles outside of the United States and thus may face difficulties meeting our delivery and growth plans in both Europe and Asia as we only began European deliveries of the Model S in August of this year and will not start Asian deliveries until early 2014. If we are unable to increase the production rate and increase our weekly delivery rate to match our production rate of Model S, ramp up deliveries in Europe and Asia and sustain a high level of weekly Model S deliveries throughout the year, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

In addition, for Model S we have introduced a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry, and Model S has a number of new and unique design features, such as a 17 inch display screen, newly designed retractable exterior door handles and a panoramic roof, each of which poses unique manufacturing challenges. Model S production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity for Model S, or cause us to miss planned production targets, any of which could have a material adverse effect on our financial condition and operating results. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Our ability to sustain volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

•	that our suppliers will be able and willing to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

•	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our production plan and allows for high quality vehicles;

•	that we will be able to commence and execute the launch and ramp of Model S in Asia pursuant to our current timeline;

•	that we will be able to schedule and complete deliveries at our planned volume production;

•	that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

•	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be effective to manage high volume production.

Finally, detailed long-term testing of quality, reliability and durability testing of Model S, are ongoing and any negative results from such testing could cause production or delivery delays in Model S cost increases or lower quality Model S vehicles.

We are dependent on our suppliers, the vast majority of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our financial condition and operating results.

Model S contains numerous purchased parts which we source globally from over 300 direct suppliers, the majority of whom are currently single source suppliers for these components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, the majority of the components used in our vehicles are purchased by us from single sources. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we do not maintain long-term agreements with a number of our suppliers.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We have in the past experienced source disruptions in our supply chains, including those relating to our slower-than-anticipated ramp in our Model S production goals for 2012. We may experience additional delays in the future with respect to Model S and any other future vehicle we may produce. In addition, because we have written agreements in place with the majority, but not all of, our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significantly increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially and adversely affect our financial condition and operating results.

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

Finally, in October 2013, we entered into an amendment to our existing supply agreement with Panasonic Corporation in order to address our anticipated short- to medium-term lithium ion battery cell needs. While we expect that this supply agreement, as amended, will provide us with sufficient cells for the next few years, we may not be able to meet our long-term needs, including for Gen III and other programs we may introduce, without securing additional suppliers or other sources for cells. If we cannot secure such additional suppliers or sources, we could experience production delays, which could have a material adverse effect on our financial condition and operating results.

If we are unable to adequately reduce the manufacturing costs of Model S or otherwise control the costs associated with operating our business, our financial condition and operating results will suffer.

Our production costs for Model S were high initially due to start-up costs at the Tesla Factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of Model S. As we are presently producing 550 vehicles per week, manufacturing costs have continued to fall. While we expect further cost reduction efforts undertaken by both us and our suppliers will continue to reduce costs during the next several quarters, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of Model S and powertrain manufacturing facilities and the planned launch in Asia in early 2014. If Model S tooling, production equipment and parts are insufficient for use in Model X, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of Model X may exceed expectations and our ability to optimize gross margin will be reduced.

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

Our long-term success is dependent on market acceptance of two new vehicles: the Model S sedan and the Model X crossover. In the United States, there is no guarantee that Model S will continue to be successfully accepted by the general public, especially in the long-term. As we expand in Europe and enter into Asia, there is no guarantee that customers in these markets will embrace our vehicles and if they do not, demand for our vehicles could be lower than our expectations. For example, we have experienced greater initial success in selling Model S vehicles in Norway than in the rest of Europe.

Additionally, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including Model X, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X. To the extent that we are not able to build Model X to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. In addition, we have also announced our intent to develop a third generation electric vehicle (“Gen III”) which we expect to produce at the Tesla Factory after the introduction of Model X. We have very limited experience allocating our available resources among the design and production of multiple models of vehicles, such as Model S (including any variants we introduce such as right-hand drive), Model X and Gen III. Also, if we fail to accurately anticipate demand for each of our vehicles, this could result in inefficient expenditures and production delays.

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

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of, any reduced demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles in the U.S. and abroad does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•	perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, such as those related to the Chevrolet Volt battery pack fires;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs;

•	our capability to rapidly swap out the Model S battery pack and the development of specialized public facilities to perform such swapping;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

In addition, reports have suggested the potential for extreme temperatures to affect the range or performance of electric vehicles, and based on our own internal testing, we estimate that our vehicles may experience a material reduction in range when operated in extremely cold temperatures. To the extent customers have concerns about such reductions or third party reports which suggest reductions in range greater than our estimates gain widespread acceptance, our ability to market and sell our vehicles, particularly in colder climates, may be adversely impacted.

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. NHTSA plans to finalize a rule as early as 2013 with an effective date that could be implemented as soon as September 1, 2014. This will begin a three year phase-in schedule for establishing these minimum sounds in all electric and hybrid electric vehicles. Adding this artificial noise may cause current or potential customers not to purchase our electric vehicles, which would materially and adversely affect our business, operating results, financial condition and prospects.

If we fail to manage future growth effectively as we rapidly grow our company, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly in the U.S. as well as in Europe and Asia. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this global expansion include:

•	finding and training new personnel, especially in new markets such as Europe and Asia;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding sales and service facilities; and

•	implementing and enhancing manufacturing, logistics and administrative infrastructure, systems and processes.

We intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians for our performance electric vehicles. Because our high-performance vehicles are based on a different technology platform than traditional internal combustion engines, we may not be able to hire individuals with sufficient training in performance electric vehicles, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, the failure of which could seriously harm our business, prospects, operating results and financial condition.

Our limited operating history makes evaluating our business and future prospects difficult.

As a company with a limited operating history, we face certain risks and difficulties. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in July 2003 and began delivering our first vehicle, the Tesla Roadster, in early 2008. We only began producing our second electric vehicle, Model S, in June 2012 and our production processes continue to mature, especially those production processes related to our Model S deliveries in Europe and our planned deliveries in Asia, such as for right-hand drive Model S.

We historically derived our revenues principally from sales of the Tesla Roadster and from electric powertrain development services and sales. Model S became the primary contributor to our revenue starting in the fourth quarter of 2012. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X, Gen III and future electric vehicles. We have only a very limited operating history with respect to Model S. While we expect Model S cost reduction efforts undertaken by both us and our suppliers will continue to reduce the costs of manufacturing Model S during the next several quarters, the success and timing of such efforts is difficult to predict, which limits our ability to precisely forecast the cost of producing Model S. Further, we have only produced an early prototype of the Model X crossover and have not yet started production of Model S for Asia. Our vehicle design and our engineering, manufacturing and component supply plans for Model S may continue to be adjusted.

In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota), and there is no guarantee that we will be able to enter into future agreements with these companies on favorable terms.

Finally, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We occasionally provide guidance regarding our expected financial and business performance, such as projections regarding the number of vehicles we hope to sell in future periods and anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

•	our ability to achieve anticipated production and sales volumes and projected average sales prices for Model S in the U.S., Europe and Asia;

•	supplier and commodity-related costs;

•	planned cost reductions; and

•	our ability to recognize revenue from Toyota and Daimler.

Such guidance may not always be accurate or may vary from actual results due to our inability to meet our assumptions and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors, or because of the way that applicable accounting rules require us to treat new product and service offerings that we may offer. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if such failure or revision is seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially and adversely affected.

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

These events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells. However, we have delivered only a limited number of Tesla Roadsters and Model S sedans to customers and have limited field experience with our vehicles, especially Model S. We have also only delivered a limited number of battery packs to Toyota and Daimler. Accordingly, there can be no assurance that a field or testing failure of our Model S or other battery packs that we produce will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to recall our vehicles or participate in a recall of a vehicle that contains our battery packs, and redesign our battery packs, which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

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

Our vehicles or vehicles that contain our powertrains such as the Toyota RAV4 EV or future Daimler vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Recent Model S issues experienced by customers include those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery. Although we are attempting to remedy the Model S issues experienced by our customers in a rapid manner by expanding our service centers and personnel, such efforts may not be timely or up to the satisfaction of our customers.

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

We experienced product recalls in May 2009, October 2010 and June 2013, all of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than a thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in the collapse of the rear seat back during a crash. Although the cost of this recall was not material, and limited to a small number of total Model S’s produced, we may experience additional recalls in the future, which could adversely affect our brand in our target markets, as well as our business, prospects and results of operations.

Our electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Additionally, while Model S recently achieved an overall five star safety rating by NHTSA, such rating is not a guarantee of safe product design or that any individual vehicle will be free of any defect or failure. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We have a history of losses and have to deliver significant cost reductions to achieve sustained, long-term profitability and long-term commercial success.

We have had net losses in each quarter since our inception, except for the first quarter of 2013. Even if we are able to successfully maintain our current Model S production levels, there can be no assurance that it will be commercially successful. In order to maintain profitability as well as long-term commercial success, we must continue to achieve our planned cost reductions and control our operational costs while producing quality Model S vehicles at volume, maintain our Model S delivery rates to match our current and anticipated Model S production capacity, maintain strong demand for Model S in the U.S., and grow demand for Model S abroad. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

The introduction of our resale value guarantee may result in lower revenues and profits and exposes us to resale risk to the extent many customers elect to return their vehicles to us and the residual values of these cars are below the guaranteed value.

We recently began offering a resale value guarantee to all customers who purchased a Model S in the United States and Canada and financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months following delivery for a pre-determined resale value. As a result of this resale value guarantee and customers having the option of selling their vehicles to us, we apply lease accounting to such purchases, which defers the recognition of the associated revenues over time instead of full recognition at vehicle delivery. During the third quarter of 2013, we provided the resale value guarantee to approximately 50% of Model S deliveries in the United States in states where the program is available and we expect the penetration rate to increase with the expansion of our financing programs in additional states in the United States and in international markets. Although lease accounting will not impact our cash flows and liquidity, a significant uptake under this program could have a significant adverse impact on our near term revenues and operating results and our ability to achieve sustained profitability in the near term. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates. Currently, there is only a very limited secondary market for our electric vehicles in particular, and electric vehicles in general, on which to base our estimates, and such a secondary market may not develop in the future. Our residual value and return volume estimates could prove to be incorrect, either of which could harm our financial condition and operating results.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

•	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;

•	an increase in the cost of raw materials, such as nickel used in lithium-ion cells, or aluminum used in the body of Model S; and

•	fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases are currently denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only one supplier for the cells used in such battery packs and have very limited flexibility in changing cell suppliers Any disruption in the supply of battery cells from such vendors could disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. Any attempts to increase Model S prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of Model S reservations and could materially and adversely affect our brand, image, business, prospects and operating results.

Our success could be harmed by negative publicity regarding our company or our products, particularly Model S.

From time to time, our vehicles are evaluated by third parties. For example, the show Top Gear which airs on the British Broadcasting Corporation did a review of the Tesla Roadster in 2008. Top Gear is one of the most watched automotive shows in the world with an estimated 350 million viewers worldwide and is broadcast in over 100 countries. Since originally airing in the fall of 2008, the episode about the Tesla Roadster has been rebroadcast repeatedly around the world. The review of the Tesla Roadster included a number of significant falsehoods regarding the car’s performance, range and safety. Such criticisms create a negative public perception about the Tesla Roadster, and to the extent that these comments are believed by the public, may cause current or potential customers not to purchase our electric vehicles such as Model S or Model X, which would materially and adversely affect our business, operating results, financial condition and prospects.

More recently, the New York Times published a review of the Model S and our Supercharger network on a route from Washington, D.C. to Boston. Despite instructions to the contrary, the reporter did not follow all recommendations, including failing to fully recharge the vehicle at one of the two Supercharger locations along the route. As a result, the Model S failed to complete the journey under its own power and the NY Times reporter published a negative review. While there were subsequent corrections by the NY Times Public Editor regarding the reporter’s failure to conform to all Tesla recommendations, as well as problems with “precision and judgment,” the original story still created a negative public perception about Model S, its capabilities and the Supercharger network. Such comments can and did negatively impact sales in that region. In addition, citation to the original NY Times article has continued long after its publication. To the extent that these comments are believed by the public, this may cause current or potential customers not to purchase our electric vehicles, including Model S and Model X, which can materially and adversely affect our business, operating results, financial conditions and prospects.

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

We have opened Tesla stores in the United States, Europe and the Asia Pacific Region, many of which have been open for only a short period of time. We have relatively limited experience distributing and selling our performance vehicles through our Tesla stores. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. The concept and layout of our interactive stores, which are located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our store strategy will continue to be successful. We may incur additional costs in order to improve or change our retail strategy.

Other aspects of our distribution model also differ from those used by traditional automobile manufacturers. For example, we do not anticipate that we will ever carry a significant amount of Model S inventory at our stores and customers may need to wait up to a few months from the time they place an order until the time they receive their vehicle. This type of custom manufacturing is unusual in the premium sedan market in the United States and it is unproven whether the average customer will be willing to wait this amount of time for such a vehicle. If customers do not embrace this ordering and retail experience, our business will be harmed.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles, including Model S. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under such a policy.

We are currently expanding and improving our information technology systems. If these implementations are not successful, our business and operations could be disrupted and our operating results could be harmed.

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of Model S in the U.S. and abroad necessitates continued development, maintenance and improvement of our information technology systems, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. These systems support our operations and enable us to produce Model S in volume. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement processes, manufacturing execution, finance, supply chain and sales and service processes that may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations. We cannot be sure that these expanded systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

We may not realize the benefits of our Supercharger network, which could harm our business, brand and operating results.

We have only recently started to deploy Tesla Superchargers in the United States. Tesla Superchargers are a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles equipped with Supercharger hardware. We intend to expand the Tesla Supercharger network throughout the U.S., Canada and Europe, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network. We may also be unable to expand the Supercharger network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. In addition, as we have announced that we will not be charging our customers to access this network in addition to what they have already paid for their vehicles, any significant unexpected costs that we encounter will entirely be borne by us and may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles. If our Supercharger network is not expanded as currently planned or as quickly as planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

If we are unable to design, develop, market and sell new electric vehicles that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles, address new market segments or develop a significantly broader customer base. In 2012, we publicly revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have also announced our intent to develop a third generation electric vehicle based on a smaller platform than the Model S (“Gen III”) which we expect to produce at the Tesla Factory after the introduction of

Model X. The Gen III is currently planned to be a lower cost, smaller sedan designed for the mass market. However, we have not yet finalized the design, engineering or component sourcing plans for Model X or Gen III and there are no assurances that we will be able to bring these vehicles to market at the price points and in the volumes that we currently intend, if at all. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

We may experience significant delays in the design, manufacture and launch of Model X which could harm our business and prospects.

We plan to start production of the initial units of Model X in late 2014 and subsequently ramp up to full production by the second quarter of 2015. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. In 2012, we also experienced delays in the ramp of Model S. We may experience similar delays, cost overruns and adverse publicity in launching Model X, any of which could be significant. We are in the design and development stages of Model X. Furthermore, we have not yet evaluated, qualified or selected all of our suppliers for the planned production of Model X. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such engineering and manufacturing resources are devoted to the design and production of Model S or are otherwise engaged such as in development services activities as they have been until now, we may have difficulty designing and delivering Model X in a timely manner. If we are not able to manufacture and deliver Model X in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its fully electric iMiEV since April 2010 and Nissan has been selling the fully electric Nissan Leaf since December 2010. In the past few years, Ford has introduced the fully electric Ford Focus, Renault has introduced the fully electric Renault Fluence, and Fiat has introduced the Fiat 500e, among others. Moreover, BMW intends to introduce the fully electric BMW i3 in November 2013 and Volkswagen plans to introduce its fully electric e-Golf and eUp! in 2014. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

Moreover, it has been reported that many of the other large OEMs, such as Daimler, Lexus and Audi, are also developing electric vehicles. Several new start-ups have also entered or announced plans to enter the market for performance electric vehicles. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. For example, according to automotive industry sources, sales of passenger vehicles in North America during the fourth quarter of 2008 were over 30% lower than those during the same period in the prior year. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we currently or will sell our electric vehicles, such as Europe and Asia, will impact our business, prospects and operating results as well. Demand for our electric vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Difficult economic conditions may negatively affect consumer purchases of luxury items, such as our performance electric vehicles.

Over the last few years, the continued challenging macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our vehicles. The automobile industry in particular was severely impacted by the poor economic conditions, and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles in our two primary markets of the United States and Europe generally have dropped during this recessionary period, and have not yet recovered in Europe. Sales of high-end and luxury consumer products, such as our performance electric vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for Model S or future vehicles such as Model X or Gen III, any of which could materially harm our business, prospects, financial condition and operating results. We plan to grow our sales in Europe and Asia going forward. If there is a continued downturn in the European economy, for example, our prospects of growth in Europe could be severely constrained which may harm our financial condition and operating results.

Our financial results may vary significantly from period-to-period due to the seasonality of our business, fluctuations in our operating costs and other factors.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry typically declines over the winter season, while sales are generally higher during the spring and summer months. Sales of the Tesla Roadster have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Model S, Model X and other models we introduce may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

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

Our vehicles are highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of our vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. If we are required to curtail our expansion plans in the future as we have done in the past, this may result in negative perceptions regarding our long-term business prospects and may lead to cancellations of Model S or Model X orders and reservations.

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

We have very limited experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers, our business will be materially and adversely affected.

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

We service our performance electric vehicles through our company-owned Tesla service centers, certain of our stores, and through our mobile service technicians known as the Tesla Rangers. However, certain service centers have been open for short periods, and to date we have only limited experience servicing our performance vehicles at these locations. We will need to open new standalone service centers and hire and train significant numbers of new employees to staff these service centers and act as Tesla Rangers, in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases.

We do not expect to be able to open Tesla service centers in all the geographic areas in which our existing and potential customers may reside. In order to address the service needs of customers who are not in geographical proximity to our service centers, we plan to either transport those vehicles to the nearest Tesla store or service center for servicing or deploy our mobile Tesla Rangers to service the vehicles at the customer’s location. These special arrangements may be expensive and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our vehicles because of the lack of a more widespread service network. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Model S, Model X, Gen III and other future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the Toyota RAV4 EV that uses a Tesla powertrain, potential future Daimler vehicles that use Tesla powertrains or the Model X may hurt the Tesla brand.

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

Our deposits for Model S and reservations for Model X may be refundable to customers, and significant cancellations could harm our financial condition and business prospects.

As of September 30, 2013, we had $140.3 million in customer deposits, primarily for Model S and Model X. Model S deposits are generally subject to cancellation by the customer up until two weeks after placing the order. Model X deposits are fully refundable and subject to cancellation by customers. We have experienced order cancellations for our vehicles and have had to refund the related deposits, and cancellations may continue.

Given the lead times that we have historically experienced between customer reservation and delivery on the Tesla Roadster and on Model S and that we expect to experience on Model X, there is risk that customers who have placed orders or made reservations for our vehicles may cancel such orders or reservations and not ultimately take delivery on vehicles due to potential changes in customer preferences, competitive developments and other factors.

Additionally, if we encounter delays in our planned launch and ramp in Asia, or the introduction of Model X, a significant number of our customers could similarly cancel their orders or reservations and demand refunds of their deposits. As a result, no assurance can be made that orders and reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle.

Our plan to expand our network of Tesla stores and service centers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. In addition, we may not be able to open stores or service centers in certain states.

Our plan to expand our network of Tesla stores and service centers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This planned global expansion of Tesla stores and service centers may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore, there can be no assurances that we will be able to construct additional storefronts and locations on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores and service centers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores and service centers in major metropolitan areas throughout North America, Europe and Asia, and we plan to open additional stores and service centers worldwide to support our ongoing worldwide Model S rollout. However, we may not be able to expand our network at a sufficient rate and our planned expansion of our network of Tesla stores and service centers will require significant cash investment and management resources, as well as efficiency in the execution of establishing these locations and in hiring and training the necessary employees to effectively sell and service our vehicles.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We currently have international operations and subsidiaries in various countries and jurisdictions that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

•	conforming our vehicles to various international regulatory and safety requirements where our vehicles are sold, or homologation;

•	difficulty in establishing, staffing and managing foreign operations;

•	difficulties attracting customers in new jurisdictions;

•	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan and European countries, which increases the risk of unauthorized, and uncompensated, use of our technology;

•	United States and foreign government trade restrictions, customs regulations, tariffs and price or exchange controls;

•	foreign labor laws, regulations and restrictions;

•	preferences of foreign nations for domestically produced vehicles;

•	changes in diplomatic and trade relationships;

•	political instability, natural disasters, war or events of terrorism; and

•	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Foreign currency movements relative to the U.S. dollar could harm our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. For example, a portion of our costs and expenses for the three months ended September 30, 2013 was denominated in foreign currencies, including the Japanese yen, the euro and the British pound. Conversely, for this period until such time as we begin shipping significant quantities of Model S vehicles to Europe and Asia, we expect that a significant majority of our revenue will be denominated in U.S. dollars. Accordingly, if the value of the U.S. dollar depreciates significantly against these currencies, especially against the Japanese yen, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. As we increase Model S deliveries overseas during the rest of 2013 and beyond, as well as begin delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal, state and foreign governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, funding for these programs is limited and there is no guarantee that our vehicles will be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California renewed the Clean Vehicle Rebate Program, a rebate program for the purchase of qualified alternative technology vehicles for 2012, but reduced the rebate amount from $5,000 per vehicle to $2,500 per vehicle due to fewer funds available and increased demand. Moreover, such funds may run out or be limited in ways that would be adverse to purchasers of our vehicles. Subsequent purchasers could face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available or be unable to obtain a rebate at all. Moreover, as more and more eligible EVs are produced, California now faces a risk that the program will run out of funds prior to the end of the fiscal year. While California is looking at additional sources of funding for this program, other options under consideration are removing eligibility for vehicles based on MSRP or customer income levels. If enacted, these measures would almost certainly impact us in an adverse manner by making either our vehicles or customers ineligible for rebates. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including Model S.

Also, government programs have been enacted in Europe favoring the purchase of electric vehicles, including disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, or the 25% value added tax or other purchase taxes that apply to the purchase of gas-powered vehicles. In the event that such government programs are reduced or eliminated, sales of electric vehicles, including our and Model S, could be adversely affected.

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

We have designed our vehicles to minimize inconvenience and inadvertent driver damage to the powertrain. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of internal combustion vehicles. For example, we employ regenerative braking to recharge the battery pack in most modes of vehicle operation. Our customers may become accustomed to using this regenerative braking instead of the wheel brakes to slow the vehicle. However, when the vehicle is at maximum charge, the regenerative braking is not needed and is not employed by the vehicle. Accordingly, our customers may have difficulty shifting between different methods of braking. In addition, we use safety mechanisms to limit motor torque when the powertrain system reaches elevated temperatures. In such instances, the vehicle’s acceleration and speed will decrease. Finally, if the driver permits the battery pack to substantially deplete its charge, the vehicle will progressively limit motor torque and speed to preserve the charge that remains. The vehicle will lose speed and ultimately coast to a stop. Despite several warnings about an imminent loss of charge, the ultimate loss of speed may be unexpected. There can be no assurance that our customers will operate the vehicles properly, especially in these situations. Any accidents resulting from such failure to operate our vehicles properly could harm our brand and reputation, result in adverse publicity and product liability claims, and have a material adverse effect on our business, prospects, financial condition and operating results. In addition, if consumers dislike these features, they may choose not to buy additional cars from us, which could also harm our business and prospects.

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

Currently in Northern California, there is increasing competition for talented individuals with the specialized knowledge of electric vehicles, software engineers, manufacturing engineers and other skilled employees and this competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire and retain employees. Additionally, we compete with many mature and prosperous companies in Northern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting new ones would have an adverse effect on our performance.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2013, we have accrued $5.3 million related to these environmental liabilities.

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

Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, such as in the United States:

•	the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities could increase the cost of electricity;

•	increasingly stringent Clean Air Act emission regulations affecting power plants used to generate electricity could increase the cost of electricity;

•	changes to the regulations governing the assembly and transportation of lithium-ion battery packs, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) could increase the cost of lithium-ion battery packs or restrict their transport;

•	the amendment or rescission of the federal law and regulations mandating increased fuel economy in the United States, referred to as the Corporate Average Fuel Economy (CAFE) standards, could reduce new business opportunities for our powertrain sales and development activities;

•	the amendment or rescission of federal greenhouse gas tailpipe emission regulations administered by EPA under the authority of the Clean Air Act could reduce new business opportunities for our powertrain sales and development activities;

•	the amendment or rescission of California’s zero emission vehicle regulations administered by the California Air Resources Board under the California Health & Safety Code could reduce new business opportunities for our powertrain sales and development activities, as well as our ability to monetize ZEV credits not only in California, but also in the eleven additional states that have adopted the California program;

•	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles; and

•	changes to regulations governing the export of our products could increase our costs incurred to deliver products outside the United States or force us to charge a higher price for our vehicles in such jurisdictions.

In addition, as the automotive industry moves towards greater use of electronics for vehicle systems, NHTSA and other regulatory bodies may in the future increase regulation for these electronic systems as concerns about distracted driving increase. Such concerns could affect electronic systems in Model S, including those used with the 17 inch display screen in Model S, which could reduce the appeal of Model S or require adjustments to the display screen’s functionality.

As we are currently delivering vehicles in Europe and as we begin to deliver vehicles in Asia, we also become subject to additional laws and regulations applicable to the import, sale and service of automobiles in those regions, with which we have little or no experience complying.

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

We use our vehicles’ electronic systems to log information about each vehicle’s condition, performance and use in order to aid us in providing customer service, including vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits and to improve our vehicles. We also collect information about our customers through our website, at our stores and facilities, and via telephone. Our customers may object to the processing of this data, which may negatively impact our ability to provide effective customer service and develop new vehicles and products. Collection and use of our customers’ personal information in conducting our business may be subject to federal and/or state laws and regulations in the United States and foreign jurisdictions including, in particular, various jurisdictions in Europe, and such laws and regulations may restrict our processing of such personal information and hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We may be compelled to undertake product recalls, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009, October 2010 and June 2013, none of which was related to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than one thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in collapse of the rear seat back during a crash. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles, including Model S, or our electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 mile New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. In addition, customers have the opportunity to purchase Extended Service plans for the period after the end of the New Vehicle Limited Warranty for the Tesla Roadster to cover additional services for up to an additional three years or 36,000 miles, provided they are purchased within a specified period of time. Subject to separate limited warranties for the supplemental restraint system and battery, we provide a four year or 50,000 mile New Vehicle Limited Warranty for the purchasers of Model S. The New Vehicle Limited Warranty for Model S covers the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. In addition, customers have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty for Model S to cover additional services for an additional four years or 50,000 miles, provided it is purchased within a specified period of time. The New Vehicle Limited Warranty and Extended Service plans for the Tesla Roadster and Model S are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. We have previously provided our Tesla Roadster customers with a battery replacement option to replace the battery in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles.

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

Since we began initiating sales of our vehicles, we have continued to refine our warranty reserves based on our actual warranty claim experience and we may be required to undertake further changes in the future. As of September 30, 2013, we had warranty reserves of $53.7 million, and such reserve amount will increase in the future as Model S is sold. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims due to potential higher average warranty expenses over the product life cycle or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

Unauthorized control or manipulation of our vehicles’ systems may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our vehicles and harm our business.

There have been reports of vehicles of other automobile manufacturers being “hacked” to grant access and operation of the vehicles to unauthorized persons and would-be thieves. Our vehicles, and in particular Model S, are technologically advanced machines requiring the interoperation of numerous complex and evolving hardware and software systems. Subject to our customers’ ability to opt out pursuant to our privacy policy, Model S is designed with built-in data connectivity to accept and install periodic remote updates from us to improve or update the functionality of these systems. Although we have designed, implemented and tested security measures to prevent unauthorized access to our vehicles and their systems, our information technology networks and communications with our vehicles may be vulnerable to interception, manipulation, damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors by personnel who have access to our networks and systems. Any such attacks or breaches could result in unexpected changes to our vehicles’ functionality, user interface and performance characteristics. Hackers may also use similar means to gain access to data stored in or generated by the vehicle, such as its current geographical position, previous and stored destination address history and web browser “favorites.” Any such unauthorized control of vehicles or access to or loss of information could result in legal claims or proceedings and negative publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

The range and power of our electric vehicles on a single charge declines over time, and this may negatively influence potential customers’ decisions whether to purchase our vehicles.

The range and power of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. How a customer uses their Tesla vehicle, the frequency of recharging the battery pack at a low state of charge and the means of charging can result in additional deterioration of the battery pack’s ability to hold a charge over the long term. For example, we currently expect that our battery pack for the Tesla Roadster will retain approximately 70% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range and power. Deterioration of the Model S battery pack is expected to be less than the Roadster; however, such battery pack deterioration and the related decrease in range and power may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

We may face regulatory limitations on our ability to sell vehicles directly or over the internet which could materially and adversely affect our ability to sell our electric vehicles.

We sell our vehicles from our Tesla stores as well as over the internet. We may not be able to sell our vehicles through this sales model in each state in the United States as many states have laws that may be interpreted to prohibit internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. In certain states in which we are not able to obtain dealer licenses, we have worked with state regulators to open galleries, which are locations where potential customers can view our vehicles but are not full retail locations. It is possible that a state regulator could later determine that the activities at our gallery constitute unlicensed sales of motor vehicles.

In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities will apply their state laws to our distribution model is difficult to predict. Such laws, as well as other laws governing the motor vehicle industry, may subject us to potential inquiries and investigations from state motor vehicle regulators who may question whether our sales model complies with applicable state motor vehicle industry laws and who may require us to change our sales model or may prohibit our ability to sell our vehicles to residents in such states.

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, in October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. These lawsuits have been dismissed, reinforcing our continuing belief that state laws were not designed to prevent our distribution model. Possible similar challenges in other states, however, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been legislative efforts by vehicle dealer associations to propose bills that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model.

We are also registered as both a motor vehicle manufacturer and dealer in Canada, Australia, and Japan, and have obtained licenses to sell vehicles in other places such as Hong Kong. Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

Regulatory limitations on our ability to sell vehicles could materially and adversely affect our ability to sell our electric vehicles.

Regulatory credits, such as zero emission vehicle (ZEV), greenhouse gas emission (GHG) and corporate average fuel economy (CAFE) credits, to other automobile manufacturers may not significantly impact our profitability going forward.

Our revenues to date have included amounts we receive from selling certain regulatory credits such as ZEV, GHG and CAFE credits to other automobile manufacturers. Going forward, as the mix of sales of our vehicles shifts to Europe and Asia and away from states in the U.S. where we earn ZEV credits (e.g., California), we expect to generate fewer credits available for sale. Additionally, while we continue our efforts to sign agreements with potential automobile manufacturing customers to sell them ZEV, GHG, CAFE and other regulatory credits, we may not be able to enter into new agreements to sell any or all of our available regulatory credits related to Model S, Model X or our other future vehicles, which would limit their future impact on our revenues and margins and consequently on our profitability.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and seek licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign our vehicles or other goods or services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

We may also face claims that our use of technology licensed or otherwise obtained from a third party infringes the rights of others. In that case, we may seek indemnification from our licensors/suppliers under our contracts with them. However, indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to adequately protect our proprietary rights could result in weakening or loss of such rights, which may allow our competitors to offer similar or identical products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright protection, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our pending patent applications may not result in the issuance of patents;

•	our patents, if issued, may not be broad enough to protect our commercial endeavors;

•	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented technology or for other reasons;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our patents; and

•	our in-licensed patents may be invalidated or the holders of these patents may seek to terminate or modify our license arrangements.

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

The status of patents involves complex legal and factual questions and the breadth of patented claims is uncertain. We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford sufficient protection against a competitor with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will result in issued patents in those foreign jurisdictions. Furthermore, even if these patent applications do result in issued patents, some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

As of September 30, 2013, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 32.5% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 27.1% of our outstanding shares of common stock as of September 30, 2013. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and, therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $194.50 per share and a low of $29.85 per share over the last 52 weeks.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. Stockholders owning a substantial portion of our total outstanding shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, we have registered shares previously issued or reserved for future issuance under our equity compensation plans and agreements, a portion of which are related to outstanding option awards. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult to sell shares of our common stock.

Mr. Musk borrowed funds from affiliates of certain underwriters in our public offerings in 2011 and 2013 and has pledged shares of our common stock to secure these borrowings. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Beginning in June 2011, Goldman Sachs Bank USA, an affiliate of Goldman, Sachs & Co., has made extensions of credit in the aggregate amount of $275 million to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust, a portion of which Mr. Musk used to purchase shares of common stock in our public offering in May 2013 and private placements in June 2011 and June 2013. Interest on the loan accrues at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with these loans. As a regulated entity, Goldman Sachs Bank USA makes decisions regarding making and managing its loans independent of Goldman, Sachs & Co. Mr. Musk and Goldman have a long-standing relationship of almost a decade. In addition, Morgan Stanley Smith Barney LLC has made a loan to Mr. Musk in the aggregate amount of $25 million. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust. The terms of these loans were negotiated directly between Mr. Musk and Goldman Sachs Bank USA and Morgan Stanley Smith Barney LLC.

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

In addition, the terms of the convertible notes require us to repurchase the convertible notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the convertible notes to require us to repurchase the convertible notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders or investors in the convertible notes.

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

We incurred $660.0 million in aggregate principal amount of senior indebtedness in May 2013 when we issued pursuant to registered public offerings 1.50% convertible senior Notes due 2018 (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

Pursuant to their terms, the Notes may be converted during any calendar quarter beginning with the fourth quarter of 2013, if, during the immediately preceding calendar quarter, certain conditions with respect to the closing prices of our common stock were met. These conditions were met in the third calendar quarter of 2013, and consequently the Notes are convertible by their holders during the fourth quarter of 2013. Should such closing price conditions be met in the fourth quarter of 2013 or a future quarter, the Notes will be convertible by their holders during the immediately following quarter. Upon conversion of the Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver shares of our common stock, in respect of such Notes. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. As described in the Risk Factor “Servicing our convertible senior Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” the Notes are convertible by their holders during the fourth quarter of 2013 and may be convertible in one or more future quarters if certain minimum closing price conditions with respect to our common stock are met. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

Holders of the Notes will have the right to require us to purchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, upon conversion of the Notes, we will be required to make cash payments in respect of the Notes being converted. As described in the Risk Factor “Servicing our convertible senior Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” the Notes are convertible by their holders during the fourth quarter of 2013 and may be convertible in future quarters if certain minimum closing price conditions with respect to our common stock are met. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Notes surrendered therefor or Notes being converted. In addition, our ability to purchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to purchase Notes at a time when the purchase is required by the indenture or to pay cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes or make cash payments upon conversions thereof.

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

The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants to holders of our common stock, subdivisions or combinations of our common stock, distributions of capital stock, indebtedness, or assets to holders of our common stock, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash or in connection with an acquisition that may adversely affect the trading price of the Notes or our common stock. We are not restricted from issuing additional common stock during the term of the Notes and have no obligation to consider the interests of holders of the Notes in deciding whether to issue common stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

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

Tesla Motors, Inc.

Date: November 8, 2013	/s/ Deepak Ahuja
Deepak Ahuja Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	-	-	-	-	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	-	-	-	-	X

32.1*	Section 1350 Certifications	-	-	-	-

101.INS	XBRL Instance Document	-	-	-	-	X

101.SCH	XBRL Taxonomy Extension Schema Document	-	-	-	-	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X

* Furnished herewith