Form 10-K
period 2013-12-31
TESLA MOTORS INC
filed 2014-02-26
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2013, the last day of registrant’s most recently completed second fiscal quarter, was $9,911,123,918 (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2013). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2014, there were 123,191,938 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

TESLA MOTORS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

Overview

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We have established our own network of sales and service centers and Supercharger stations globally thus creating a unique business model in the automobile industry. We have operationally structured our business in a manner that we believe will enable us to rapidly develop and launch advanced electric vehicles and technologies. We believe our vehicles, electric vehicle engineering expertise, and operational structure differentiates us from incumbent automobile manufacturers.

We are currently producing and selling our second vehicle, the Model S sedan. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. The Model S inherited many of the electric powertrain innovations we introduced with our first vehicle, the Tesla Roadster which was launched in 2008 and was the first commercially produced and federally compliant EV in the United States. We completed production of approximately 2,500 Tesla Roadsters in January 2012 and began deliveries of Model S in June 2012. As of December 31, 2013, we have delivered over 25,000 Model S vehicles in North America and Europe. In 2014, we expect to grow our presence in several international markets with deliveries to commence in China, Japan, the United Kingdom and Australia. Since its launch, Model S has won several awards, including the prestigious Motor Trend Car of the Year for 2013. In November 2013, Model S received 99 out of 100 in an owner survey conducted by Consumer Reports, the highest customer satisfaction score of any car in the world. Our goal is to deliver the highest possible level of ownership satisfaction in every way.

We are adapting the platform architecture of Model S to develop our Model X crossover. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system. We revealed a prototype of Model X in February 2012. We currently expect to have production design Model X prototypes on the road by end of year and begin volume deliveries to customers in the spring of 2015. We have also publicly announced our intent to develop a third generation electric vehicle, to which we refer as “Gen III”, which we intend to offer at a lower price point and produce at higher volumes than our Model S in approximately three years.

We are also building a network of Superchargers in the United States and Europe to enable free and convenient long distance driving. Superchargers allow Model S owners to replenish 50% of the battery pack in as little as 20 minutes. Supercharger stations are strategically placed along well-travelled highways to allow Model S owners to enjoy long distance travel with convenient, minimal stops. As of February 19, 2014, we had 90 Supercharger stations open in North America and Europe. We plan to continue to open Supercharger stations in these regions as well as in Asia during 2014 and expect to triple our Supercharger stations during 2014. We expect that Model X and our future cars will be able to use this network.

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

In addition to developing our own vehicles, we provide services for the development of full electric powertrain systems and components, and sell electric powertrain components to other automotive manufacturers. We have provided development services and powertrain components to Daimler AG (Daimler) for its Smart fortwo, A-Class, and B-Class electric vehicles. We also have developed a full electric powertrain system for

Toyota Motor Corporation (Toyota) for use in its RAV4 EV and began shipping production components to Toyota in 2012. We also plan to start selling stationary energy storage products for use in homes, commercial sites, and utilities. The applications for these battery systems include backup power, peak demand reduction, demand response, and wholesale electric market services.

We conduct our powertrain and vehicle manufacturing and assembly operations at the Tesla Factory, our integrated manufacturing facility in Fremont, California, and at our facility in Tilburg, Netherlands. We have recently indicated our intention to build the Tesla Gigafactory, a facility in the United States where we intend to manufacture cells and battery packs for our vehicles and our stationary storage applications.

Our fully electric vehicles combine zero tailpipe emissions, market leading range on a single charge, impressive acceleration, and pricing competitive with other vehicles in their classes. For example, our Model S accelerates from zero to 60 miles per hour in as little as 4.2 seconds and has a range on a single charge of up to 265 miles. We offer Model S with 60 kWh and 85 kWh battery pack options. Model S has an effective base price of $62,400 and $72,400 in the United States for the 60 kWh and 85 kWh options, respectively, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. Even without the tax credit, we believe our list prices are competitive from a pricing perspective with other premium vehicles. We believe that Model S demonstrates our ability to produce increasingly affordable electric vehicles that offer long-range capabilities and uncompromised performance, energy efficiency, convenience and design.

The commercial production of a highway capable, fully electric vehicle that meets consumers’ range and performance expectations requires substantial design, engineering, and integration work on almost every system of our vehicles. Our roots in Silicon Valley have enabled us to recruit engineers with strong skills in electrical engineering, power electronics and software engineering. We have complemented this talent base with automotive engineers with substantial expertise in vehicle engineering and manufacturing. Our ability to combine expertise in electric powertrain and vehicle engineering provides a broad capability in electric vehicle design and systems integration. We believe these capabilities, coupled with our focus solely on electric vehicle technology as well as our strong in-house engineering and highly vertical manufacturing capacity, will enable us to sustain the electric vehicle industry leadership we created through the production of the Tesla Roadster and Model S.

Our battery pack and electric powertrain system has enabled us to deliver market-leading range capability on our vehicles at what we believe is a compelling battery cost per kilowatt-hour. Our battery packs use custom electric vehicle lithium-ion battery cells and contain two to three times the energy of any other commercially available electric vehicle battery pack, thereby significantly increasing the range capabilities of our vehicles. Designing an electric powertrain and a vehicle to exploit its energy efficiency has required extensive safety testing and innovation in battery packs, motors, powertrain systems and vehicle engineering. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. These technology innovations have resulted in an extensive intellectual property portfolio—as of December 31, 2013, we had 203 issued patents and more than 280 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas, including the battery pack and other technologies.

We are designing our vehicles to enable the cost effective development of our future vehicles. For example, we have designed Model S with a platform architecture, which compactly positions the battery pack, motor and other elements of our powertrain within the frame of the vehicle. We believe this architecture may form the basis of several future vehicles, including our planned Model X, and enable us to efficiently and cost effectively launch these new vehicle models in the future.

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

•

Long Range and Recharging Flexibility. Our vehicles offer ranges that are over double the range of any other commercially available electric vehicle. In addition, our vehicles incorporate our proprietary on-board charging system, permitting recharging from almost any available electrical outlet. Our Model S vehicles also offer fast charging capability from our Supercharger network. We believe the long-range and charging flexibility of our vehicles will help reduce consumer anxiety over range, alleviate the need for expensive, large-scale charging infrastructure, and differentiate our vehicles as compared to our competitors’ currently announced electric vehicle product offerings.

•

Energy Efficiency and Cost of Ownership. We believe our vehicles offer consumers an attractive cost of ownership when compared to similar internal combustion engine or hybrid electric vehicles. Using only a single electric powertrain enables us to create a lighter, more energy efficient vehicle that is mechanically simpler than currently available hybrid or internal combustion engine vehicles. We currently estimate that the cost to fuel our vehicles is approximately one-fifth that of comparable internal combustion vehicles in the United States, and even less internationally where gasoline prices are typically higher. We also expect our electric vehicles will have lower relative maintenance costs than hybrid, plug-in hybrid, or internal combustion engine vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves. Additionally, government incentives that are currently available can reduce the cost of ownership even further.

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

Our Vehicles and Products

We currently design, develop, manufacture and sell fully electric vehicles and electric powertrain components. We are currently selling primarily the Model S.

Model S

Model S is a fully electric, four-door, five-adult passenger sedan that offers compelling range and performance with zero tailpipe emissions. We began customer deliveries in June 2012. As of December 31, 2013, we had delivered over 25,000 Model S vehicles.

Model S offers a range on a single charge of up to 265 miles. To complement this range, we also offer the capability to fast charge Model S at our Supercharger facilities. In addition, we designed Model S to incorporate a modular battery pack in the floor of the vehicle, enabling it to be rapidly swapped out at certain of our service centers and specialized commercial battery exchange facilities that we anticipate may be available in the future.

We believe Model S offers a unique combination of functionality, convenience, safety and styling without compromising performance and energy efficiency. With the battery pack in the floor of the vehicle and the motor and gearbox in line with the rear axle, Model S provides best in class storage space of 31.6 cubic feet, including storage under both the tailgate and the hood. By way of comparison, this storage space exceeds the approximately 14 cubic feet of storage available in the 2014 BMW 5 Series sedan and the approximately 18 cubic feet of storage available in the 2014 Cadillac XTS. In addition, we have designed Model S to include a third row with two rear-facing child seats, allowing us to offer seating for five adults and two children. Model S is also available with premium luxury features, including a 17 inch touch screen driver interface, advanced wireless connectivity, such as 3G connectivity, and driver customization of the infotainment and climate control systems of the vehicle. We designed Model S to be incorporate new functionality through wireless updates, which allows us to continually improve Model S over time. Model S has also achieved a five star safety rating. We believe the combination of performance, safety, styling, convenience and energy efficiency of Model S positions it as a compelling alternative to other vehicles in the luxury and performance segments.

The 60 kWh and 85 kWh battery pack options of Model S have an effective base price of $62,400, and $72,400, respectively, in the United States, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. We also offer a performance version of Model S for an effective base price of $85,900.

We have designed Model S to provide a lower cost of ownership as compared to other vehicles in its class. We consider the purchase price, cost of fuel and the cost of maintenance over a six year ownership period in this calculation. We assume comparable residual values, warranties, insurance costs and promotions and assume that currently available consumer incentives are still available at the time of a Model S purchase. In addition to the competitive pricing of Model S relative to other premium vehicles, we estimate that customers of electric vehicles will enjoy lower fuel costs. For example, assuming an average of 15,000 miles driven per year, an average electricity cost of 11.8 cents per kilowatt-hour and an average gasoline price of $3.24 per gallon over the full ownership of the vehicle which were the average electricity cost and gasoline price in the United States, respectively, for December 2013, and based on our estimate of the energy efficiency of Model S, we estimate that our Model S could save approximately $1,800 per year less in fuel costs than a comparable premium internal combustion engine sedan. In international markets, where gasoline prices can be 2-3 times those of the United States, the savings are greater. Furthermore, we expect Model S will have lower maintenance costs than comparable premium internal combustion engine sedans due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves.

We have designed Model S with an adaptable platform architecture and common electric powertrain that we intend to leverage to create future electric vehicle models, including our Model X. In particular, by designing our electric powertrain within the chassis to accommodate different vehicle body styles, we believe that we can save significant time in future vehicle development. In addition, we believe our strategy of using currently available battery cells will enable us to leverage improvements in cell chemistries and rapidly introduce planned vehicles with different range options.

The Tesla Roadster

Our first vehicle, the Tesla Roadster, is the first high-performance electric sports car. The two-seat, convertible Tesla Roadster has a combination of range, style, performance and energy efficiency that we believe is unmatched in the market today. It can accelerate from zero to 60 miles per hour in as little as 3.7 seconds and has a maximum speed of approximately 120 miles per hour. The Tesla Roadster also has a range of 245 miles on a single charge, as determined using the United States EPA’s combined two-cycle city/highway test. We have sold approximately 2,500 Tesla Roadsters to customers in over 30 countries, predominately in North America and Europe. We concluded the production run of the Tesla Roadster in January 2012.

Model X

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as a dual motor all-wheel drive system. Model X will seat seven adults. We anticipate that we will make Model X available with 60 kWh and 85 kWh battery pack options, with pricing of each version similar to those of a comparably equipped Model S. We currently intend to target an initial annual production rate of approximately 20,000 vehicles per year from our Tesla Factory. We expect to have production design Model X prototypes on the road by end of

2014 and begin volume deliveries to customers in the spring of 2015. After its initial launch in the United States, Model X will be sold in all the markets where Model S is available including in Asia and Europe.

Gen III

We have also publicly announced our intent to develop a third generation electric vehicle, to which we refer as “Gen III”, to be produced at the Tesla Factory. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. We expect that this vehicle will be produced in approximately three years.

Powertrain Development and Sales

In addition to our own vehicles, we also design, develop, manufacture and sell advanced electric vehicle powertrain components to other automotive manufacturers.

We have provided development services and full powertrain systems and components to Daimler for its Smart fortwo, A-Class, and B-Class electric vehicles. From May 2009 through December 2012, we provided approximately 2,700 battery packs and chargers for the Smart fortwo and A-Class vehicles. We have completed these programs and are now providing development services to Daimler for its B-Class electric vehicle. We also have developed a full electric powertrain system for Toyota for use in its RAV4 EV and began shipping production systems to Toyota in 2012. As of December 31, 2013 we have shipped over 1,600 units.

We are continuing to perform our electric powertrain component and systems sales and marketing activities principally out of our Palo Alto facility. This facility, which also serves as our corporate headquarters, houses our research and development services, including cell and component testing and prototyping, as well as manufacturing of powertrain components for sales to third parties. Manufacturing of our powertrain components is performed at the Tesla Factory.

Stationary Energy Storage Applications

In 2013, we developed stationary energy storage products for use in homes, commercial sites and utilities. The applications for these battery systems include backup power, peak demand reduction, demand response and wholesale electric market services. We plan to ramp sales of these products in 2014.

Technology

We believe the core competencies of our company are powertrain, vehicle engineering and innovative manufacturing. Our core intellectual property is contained within our electric powertrain and the ability to design a vehicle which capitalizes on the uniqueness of an electric powertrain. Our electric powertrain consists of the following: battery pack, power electronics, motor, gearbox and the control software which enables the components to operate as a system. We designed each of these major elements for our Tesla Roadster and Model S and plan to use much of this technology in Model X, Gen III, our future electric vehicles and powertrain components that we build for other manufacturers. Our powertrain and battery pack have a modular design, enabling future generations of electric vehicles to incorporate a significant amount of this technology. Further, our powertrain is very compact and contains far fewer moving parts than the internal combustion powertrain. These features enable us to adapt it for a variety of applications, including our future vehicles and any powertrain components we build for other manufacturers.

Battery Pack

We design our battery packs to safely store significant amounts of energy and to have long lives. For example, we have designed our Tesla Roadster battery packs to store 53 kilowatt hours of useful energy and to have an estimated life of over 100,000 miles or seven years. In addition, we have designed our battery packs to be modular so that we can leverage technology developments across our different vehicles and products. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, robotic manufacturing processes, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. We have significant experience and expertise in the safety and management systems needed to work with lithium-ion cells in the demanding automotive environment. We believe these advancements have enabled us to produce a battery pack at a low cost per kilowatt-hour.

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

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. Customers’ use of their Tesla vehicle as well as the frequency with which they charge the battery of their Tesla vehicle can result in additional deterioration of the battery’s ability to hold a charge. For example, we currently expect that the Tesla Roadster battery pack will retain approximately 70% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range. In comparison with the Roadster battery pack, we expect that the retention rate of the Model S battery pack is greater, due to improvements at the battery cell and pack level. In addition, based on internal testing, we estimate that the Model S would have an approximate 5-10% reduction in range when operated continuously in 0°C temperatures.

To date, we have tested hundreds of battery cells of different chemistries, form factors and designs. Based on this evaluation, we are presently using lithium-ion battery cells based on the 18650 form factor in all of our battery packs. We intend to use the same battery cell form factor in Model X. We entered into a supply agreement with Panasonic Corporation (Panasonic) for the use of Panasonic’s battery cells in Model S and Model X. We expect these battery cells to exhibit better performance and longer lifetimes than the battery cells used in the Tesla Roadster.

Power Electronics

The power electronics in our electric powertrain govern the flow of electrical current throughout the car, primarily the current that flows into and out of the battery pack. The power electronics have two primary functions, the control of torque generation in the motor while driving and the control of energy delivery back into the battery pack while charging.

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

The second function, charging the battery pack, is accomplished by the charger, which converts alternating current (usually from a wall outlet or other electricity source) into direct current that can be accepted by the battery. Tesla vehicles can recharge on a variety of AC electrical outlets, from a common outlet of 15 amps and 120 volts up to a high power circuit of 80 amps and 240 volts, which provides faster recharging. The most common home charging system uses a 14-50 type outlet at 40 amps and 240 volts to recharge at an EPA equivalent rate of 29 miles per hour of charge time.

In the United States, Model S vehicles are delivered with an SAE 1772 industry standard adapter that enables public AC charging at thousands of stations. The European version of Model S has an industry standard vehicle inlet connector that is also compatible with public charge stations around Europe. Vehicles in both the United States and Europe also come with the Tesla Mobile Connector which enables charging from a variety of different outlets for customers who want a portable solution with maximum flexibility. For the fastest possible charging, we offer a high-voltage, direct current option for Model S that enables the vehicle to charge from Tesla’s Supercharger network. Superchargers are able to replenish 50% of the battery pack in as little as 20 minutes of charge time. This flexibility in charging provides customers with additional mobility, while also allowing them to conveniently charge the vehicle overnight at home.

Vehicle Control and Infotainment Software

The performance and safety systems of our vehicles and their battery packs require sophisticated control software. There are numerous processors in our vehicles to control these functions, and we write custom firmware for many of these processors. The flow of electricity between the battery pack and the motor must be tightly controlled in order to deliver the performance and behavior expected in the vehicle. For example, software algorithms enable the vehicle to mimic the “creep” feeling which drivers expect from an internal combustion engine vehicle without having to apply pressure on the accelerator. Similar algorithms control traction, vehicle stability and the sustained acceleration and regenerative braking of the vehicle. Software also is used extensively to monitor the charge state of each of the cells of the battery pack and to manage all of its safety systems. Drivers use the information and control systems in our vehicles to optimize performance, customize vehicle behavior, manage charging modes and times and control all infotainment functions. We develop almost all of this software, including most of the user interfaces, internally.

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

Sales and Marketing

Company-Owned Stores and Galleries

We market and sell cars directly to consumers through an international network of company-owned stores and galleries. Our Tesla stores and galleries are highly visible, premium outlets in major metropolitan markets, some of which combine retail sales and service. We have also found that opening a service center in a new geographic area can increase demand. As a result, we have complemented our store strategy with sales facilities and personnel in service centers to more rapidly expand our retail footprint. We refer to these as “Service Plus” locations. Including our Service Plus locations, we now operate a network of over 80 sales and gallery locations in North America, Europe and Asia. Including all of our sales and service facilities, we currently operate 116 locations. We intend to grow our sales and service network by approximately 75% during the year ending December 31, 2014.

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

Tesla Supercharger Network

We are building a network of up to 120 kWh fast charging equipment, each called a Tesla Supercharger, throughout North America and Europe for fast charging of Model S. The Tesla Supercharger is an industrial grade, high speed charger designed to replenish 50% of the battery pack in as little as 20 minutes. Supercharger stations are strategically placed along well-travelled highways to allow Model S owners to enjoy long distance travel with convenient, minimal stops. As of February 19, 2014, we have 90 Supercharger stations open in North America and Europe. In the United States, we have implemented Superchargers across a major transcontinental route, as well as along key routes in the East and West Coasts. In Europe, Superchargers enable long distance travel along key routes in Norway, the Netherlands, Germany, Switzerland and Austria. Access to the Supercharger network is currently available free of charge to owners of Model S vehicles with the 85 kWh battery pack options and when purchased as an upfront option for 60 kWh. We are planning to methodically expand the Supercharger network over the next few years in the United States, Europe and Asia.

Deposits and Reservations

We typically carry a limited inventory of our Model S vehicles at our Tesla stores. While some customers may purchase their vehicles from this inventory, most of our customers choose to customize the appearance of their vehicle. We require a refundable $2,500 deposit for these orders of our Model S vehicles, which is collected once the customer has selected the vehicle specifications and has entered into a purchase agreement. The refundable deposit becomes nonrefundable after two weeks. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer.

For Model X, which is currently not in production, we require an initial refundable reservation payment of at least $5,000. Reservation payments and deposits are used by us to fund, in part, our working capital requirements and help us to align production with demand.

Marketing

Our principal marketing goals are to:

•	generate demand for our vehicles and drive leads to our sales teams;

•	build long-term brand awareness and manage corporate reputation;

•	manage our existing customer base to create loyalty and customer referrals; and

•	enable customer input into the product development process.

Historically, we have been able to generate significant media coverage of our company and our vehicles, and we believe we will continue to do so. To date, media coverage and word of mouth have been the primary drivers of our sales leads and have helped us achieve sales without traditional advertising and at relatively low marketing costs. We also use traditional means of advertising including product placement in a variety of media outlets and pay-per-click advertisements on websites and applications relevant to our target demographics.

Our marketing efforts include events where our vehicles are displayed and demonstrated. These events range from widely attended public events, such as the Detroit, Los Angeles, and Frankfurt auto shows, to smaller events oriented towards sales, such as private drive events.

Service and Warranty

Service

We provide service for our electric vehicles at our company-owned service centers, at our Service Plus locations or, in certain areas for an additional charge, through Tesla Ranger mobile technicians who provide services that do not require a vehicle lift. We own and operate over 70 service locations as of February 19, 2014. We are continuing our plan to build a number of additional service centers in several markets worldwide.

Tesla Roadster owners can upload data from their vehicle and send it to us on a memory card and Model S is designed with the capability to wirelessly upload the data to us via an on-board GSM system, allowing us to diagnose and remedy many problems before ever looking at the vehicle. When maintenance or service is required, a customer can schedule service by contacting one of our Tesla service centers. Our Tesla Rangers can also perform an array of services that do not require a vehicle lift from the convenience of a customer’s home or other remote location.

We believe that our company-owned service centers enable our technicians to work closely with our engineers and research and development teams in Silicon Valley to identify problems, find solutions, and incorporate improvements faster than incumbent automobile manufacturers.

New Vehicle Limited Warranty, Maintenance and Extended Service Plans

For our Model S customers, we provide a four year or 50,000 mile New Vehicle Limited Warranty with every Model S, subject to separate limited warranties for the supplemental restraint system and battery. The New Vehicle Limited Warranty also covers the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered.

In addition to the New Vehicle Limited Warranty, we offer a comprehensive maintenance program for Model S, which includes plans covering maintenance for up to eight years or up to 100,000 miles and an Extended Service Plan. The maintenance plans cover annual inspections, 24 hour roadside assistance and the replacement of wear and tear parts, excluding tires and the battery, with either a fixed fee per visit for Tesla Ranger service or unlimited Tesla Ranger visits for a higher initial purchase price. The Extended Service Plan covers the repair or replacement of Model S parts for an additional four years or up to an additional 50,000 miles after the New Vehicle Limited Warranty.

For our Roadster customers, we provided a three year or 36,000 mile New Vehicle Limited Warranty with every Tesla Roadster, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Customers have the opportunity to purchase an Extended Service Plan for the period after the end of the New Vehicle Limited Warranty to cover the repair or replacement of Roadster parts for up to an additional three years or 36,000 miles, provided they are purchased within a specified period of time. We have previously provided our Tesla Roadster customers with a battery replacement option to replace the battery in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles.

Our New Vehicle Limited Warranties and Extended Service plans are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and are intended to cover parts and labor to repair defects in material or workmanship in the body, chassis, suspension, interior, electronic systems, battery, powertrain and brake system. In addition, all plans must be purchased within a specified period of time after vehicle purchase.

Financial Services

We offer financial products through various financial institutions in the United States, Europe and Asia. In the United States and Canada, we offer customer loans through specified commercial banking partners. In connection with certain of these loans, we offer a resale value guarantee to all customers who purchased a Model S and financed their vehicle. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months following delivery for a pre-determined resale value. This structure allows the customer to enjoy the benefits of Model S ownership without concern for its resale value.

Manufacturing

We conduct our powertrain and vehicle manufacturing and assembly operations at the Tesla Factory, our integrated manufacturing facility in Fremont, California, and at our facility in Tilburg, Netherlands.

We manufacture Model S and certain components that are critical to our intellectual property and quality standards for Model S at the Tesla Factory. The Tesla Factory contains several manufacturing operations, including stamping, machining, casting, plastics, body assembly, paint operations, final vehicle assembly and end-of-line testing. In addition, we manufacture lithium-ion battery packs, electric motors, gearboxes and components both for our vehicles and for our original equipment manufacturer customers at the Tesla Factory. Several major component systems of our vehicles are purchased from suppliers; however we have a high level of vertical integration in our manufacturing processes at the Tesla Factory. We also intend to produce the Model X and our Gen III vehicle at the Tesla Factory.

We continue to ramp production at the Tesla Factory and believe that we will be able to continue to increase its production capacity through additional capital spending as well as by changing operating patterns and adding additional shifts. In 2014, we intend to create new assembly and body shop lines which we have designed to manufacture both Model S and Model X.

For our vehicles delivered into the European Union, we conduct significant vehicle assembly and testing at our facilities in Tilburg, Netherlands. This facility also serves as a pan European parts warehouse and regional customer service center.

We have recently indicated our intention to build the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. While we have not identified a final site for this facility, we currently expect that it will be located in one of the following states: Arizona, Nevada, New Mexico or Texas. We currently expect the facility to be built on a lot between 500 and 1,000 acres in size, with up to approximately 10 million square feet of production space with one or two levels. At full implementation, the Tesla Gigafactory is expected to have 6,500 dedicated Tesla and production partner employees. We currently plan to commence supplying battery packs manufactured at the Tesla Gigafactory for our vehicles, including the Gen III vehicle, and stationary storage applications, in approximately three years. The Tesla Gigafactory is currently expected to attain full production capacity in 2020, which is anticipated to be sufficient for the production of approximately 500,000 vehicles annually and stationary storage applications.

We believe that the Tesla Gigafactory will allow us to achieve a major reduction in the cost of our battery packs of greater than 30% on a per kWh basis by the end of the first year of volume production of Gen III. The total capital expenditures associated with the Tesla Gigafactory through 2020 are expected to be $4-5 billion, of which approximately $2 billion is expected to come from Tesla.

Supply Chain

Model S uses over 2,000 purchased parts which we source globally from over 300 suppliers, the majority of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of cells and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source.

To date, we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our suppliers. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. For example, while several sources of the battery cell we have selected for our battery packs are available, we have fully qualified only two cells from one supplier for these cells. Any disruption in the supply of either battery cells could temporarily disrupt production of the vehicles until such time as a different cell is fully qualified and there can be no assurance that we would be able to successfully retain alternative sources of supply on a timely basis. Moreover, battery cell manufacturers may not supply us at reasonable prices or on reasonable terms or may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe.

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

In the first half of 2012, we received two purchase orders from Daimler related to the development of a full electric powertrain for the B-Class Mercedes-Benz vehicle. During the fourth quarter of 2012, we entered into a final development agreement for the B-Class, which includes certain development milestones and related payments. We entered into an agreement for production parts for this B-Class program in July 2013. We currently expect to substantially complete our development services under this program in early 2014 and to commence production of electric powertrains and battery packs to Daimler shortly thereafter.

In addition to these agreements, Blackstar lnvestco LLC (Blackstar), an affiliate of Daimler, beneficially owned 4,867,929 shares of our common stock as of December 31, 2013.

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

Additionally, in July 2011, we entered into an agreement to supply Toyota with electric powertrain system for the RAV4 EV. We began delivery of these systems to Toyota for installation into the Toyota RAV4 EV in the first half of 2012. Our production activities under this program are expected to continue through 2014. We expect to complete shipping electric powertrains for the current RAV4 model by the end of this year.

In addition to these agreements, in July 2010, we sold 2,941,176 shares of our common stock to Toyota at our IPO price of $17.00 per share.

Panasonic

Panasonic is a supplier of battery cells for our battery packs. In January 2010, we announced that we were collaborating with Panasonic on the development of next-generation electric vehicle cells based on the 18650 form factor and nickel-based lithium ion chemistry. In October 2011, we finalized a supply agreement for these battery cells. The agreement supplies us with battery cells to build more than 80,000 vehicles over the next four years. In October 2013, we entered into an amendment to the supply agreement to, among other things, provide for the long-term preferential prices and a minimum of 1.8 billion lithium-ion battery cells that we intend to purchase from Panasonic from 2014 through 2017.

In November 2010, we sold 1,418,573 shares of our common stock to an entity affiliated with Panasonic Corporation at a price of $21.15 per share.

Governmental Programs, Incentives and Regulations

Full Repayment of United States Department of Energy Loans

In May 2013, we paid $451.8 million to settle all outstanding loan amounts due under a loan facility we had entered into with the Federal Financing Bank (FFB) and the United States Department of Energy (DOE), under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program, as set forth in Section 136 of the Energy Independence and Security Act of 2007 (ATVM Program). We refer to the loan facility with the DOE as the DOE Loan Facility.

Under the DOE Loan Facility, the FFB had made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million beginning on January 20, 2010. As of August 31, 2012, we had fully drawn down the aforementioned facilities. On May 22, 2013, we paid $451.8 million to fully retire our obligations under the DOE Loan Facility.

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

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

In December 2009, we finalized an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA) that resulted in an exemption from California state sales and use taxes for $320 million of manufacturing equipment. As the equipment purchased would otherwise have been subject to California state sales and use tax, we believe this incentive resulted in tax savings by us of approximately $31 million over the period starting in December 2009 and ending in December 2013. The equipment purchases were used only for three purposes: (i) to establish our production facility for Model S in California, (ii) to upgrade our Palo Alto powertrain production facility, and (iii) to expand our current Tesla Roadster assembly operations at our Menlo Park facility. In January 2012, we finalized an additional agreement with CAEATFA that will result in an exclusion from California state sales and use taxes for up to $292 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales or use tax, we believe this incentive would result in tax savings by us of up to approximately $24 million over the period starting in December 2011 and ending in December 2015. The equipment purchases may be used only for two purposes: (i) to develop Model X and its production capacity in California and, (ii) to further upgrade our powertrain production facilities in California. In December 2013, we exhausted all funds from the December 2009 approved exemption from California state sales and use taxes for

$320 million of manufacturing equipment. Also in December 2013, we finalized an additional agreement with CAEATFA that will result in an exclusion from California state sales and use taxes for up to $415 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales or use tax, we believe this incentive would result in tax savings by us of up to approximately $35 million over the period starting in December 2013 and ending in December 2016. The equipment purchases may be used only for three purposes: (i) to expand Model S manufacturing capacity in California, (ii) to expand electric vehicle powertrain production in California, and (iii) Model S future electric vehicle development.

Regulatory Credits

In connection with the production, delivery and placement into service of our zero emission vehicles in global markets, we have earned and will continue to earn various tradable regulatory credits that can be sold to other manufacturers.

Under California’s Zero-Emission Vehicle Regulations and those of states that have adopted the California standards, vehicle manufacturers are required to ensure that a portion of the vehicles delivered for sale in those states during each model year are zero emission vehicles and partial zero emission vehicles. Currently, the states of Arizona, California, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island and Vermont have such laws in effect. These laws provide that a manufacturer of may earn credits, referred to as ZEV credits, if they produce more zero emission vehicles than the minimum quantity required by those laws. Those manufacturers with a surplus of credits may sell those excess credits to other manufacturers who can then apply such credits to comply with the regulatory requirements, including making up for deficits. As a manufacturer of solely of zero emission vehicles, we have no minimum requirement, and as a result, we earn ZEV credits on each vehicle delivered and placed into service in such states. We have entered into agreements with other automobile manufacturers to sell the ZEV credits that we earn. Recently, California passed amendments to the ZEV mandate that would require all large volume manufacturers (those manufacturers selling 20,000 or more vehicles in California in 2018) to increase the number of zero emission vehicles sold starting in 2018. Under the new requirements, by 2025 up to 15.4% of each large volume manufacturers’ fleet must be made of zero emission vehicles. All states that have adopted the California program will amend their programs to conform to the new California standards.

Additionally, under the Environmental Protection Agency’s (EPA) national greenhouse gas (GHG) emission standards and similar standards adopted by the Canadian government, vehicle manufacturers are required to meet fleet-wide average carbon dioxide emissions standards for cars and trucks. Those manufacturers whose fleet wide average fails to meet such standards have a deficit in their emission profile. Those manufacturers whose fleet wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers who can apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn the full amount of GHG credits established by the standards on each vehicle sold. We have entered into agreements with another automobile manufacturer to sell the credits that we earn.

Under the National Highway Traffic Safety Administration’s (NHTSA) Corporate Average Fuel Economy (CAFE) standards, vehicle manufacturers are required to meet fleet-wide average fuel economy standards for cars and trucks. Those manufacturers whose fleet-wide average fails to meet such standards have a deficit in their fuel economy profile. Those manufacturers whose fleet-wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers who can apply such credits to comply with these regulatory requirements. We have entered into agreements to sell the credits that we earn.

We have entered into contracts for the sale of regulatory credits with several automotive manufacturers. For the years ended December 31, 2013, 2012, and 2011, we earned revenue from the sale of regulatory credits of $194.4 million, $40.5 million, and $2.7 million, respectively. We earned revenue from the sale of ZEV credits specifically over the same time periods of $129.8 million, $32.4 million, and $2.7 million.

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

Due to the limited number of Roadsters originally produced, we applied for, and were granted, exemptions from certain advanced air bag and electronic stability control requirements, which applied to Tesla Roadsters manufactured through November 7, 2011. For Model S, we have certified the vehicle as compliant with all U.S. safety standards without exemptions. Under U.S. law, we are required to certify compliance with, or obtain exemption from all applicable federal motor vehicle safety standards and we have done so with respect to each vehicle we have offered for sale in the United States. Based on testing, engineering analysis, and other information, we have certified that the Tesla Roadster complies with, or is exempt from all applicable NHTSA standards in effect at the time of manufacture by affixing a certification label to each Tesla Roadster sold. Based on testing, engineering analysis and other information we have certified the Model S as complying with all applicable NHTSA standards in effect at the time of manufacture by affixing a certification label to each Model S sold.

We are also required to comply with other requirements of federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

Our vehicles sold in Europe are subject to European Union safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval (WVTA), are different from the federal motor vehicle safety standards applicable in the United States and may require redesign and/or retesting. For Model S, we successfully completed full EU WVTA homologation and received approval last year by the RDW, the Dutch type approval authority. Due to reciprocity agreements in place throughout the European Union, RDW’s type approval is valid in the entire EU. We have also sought and received type approval for non-EU European countries, including Switzerland, Iceland, and Norway. We also plan to introduce Model S vehicles in other markets such as China, Japan, and Australia. We successfully demonstrated and received type approval for delivery of 85kWh equipped Model S vehicles to China. Plans are currently underway to obtain type approval for the 60kWh equipped Model S vehicle in China and both battery pack variants for markets in Japan and Australia, including a forthcoming right-hand drive version.

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

Moreover, as we expand our footprint in the United States, Dealer Associations have been bringing litigation challenging the legality of our operations, as well as trying to use administrative and legislative processes to shut down our ability to expand and even threatening existing operations. Although we have prevailed in every lawsuit brought by these Dealer Associations in Massachusetts, New York and Ohio, we expect that additional challenges will be brought. In addition, Dealer Associations are actively lobbying Governors and legislators to interpret laws or enact new laws not favorable to Tesla’s ownership and operation of its own retail and service locations.

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

Competition

Competition in the automotive industry is intense and evolving. We believe the impact of new regulatory requirements for occupant safety and vehicle emissions, technological advances in powertrain and consumer electronics components, and shifting customer needs and expectations are causing the industry to evolve in the direction of electric-based vehicles. We believe the primary competitive factors in our markets include but are not limited to:

•	technological innovation;

•	product quality and safety;

•	service options;

•	product performance;

•	design and styling;

•	brand perception;

•	product price; and

•	manufacturing efficiency.

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

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Prior to the introduction of the Nissan Leaf in December 2010, no mass produced performance highway-capable electric vehicles were being sold in the United States. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. We expect additional competitors to enter the alternate fuel vehicle market within the next several years, and as they do so, we expect that we will experience significant competition. In addition, we currently face strong competition from existing automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In addition to the Nissan Leaf, Ford has introduced the fully electric Ford Focus, Renault has introduced the fully electric Renault Fluence, and Fiat has introduced the Fiat 500e, among others. Moreover BMW, Daimler, Lexus, Audi, Fiat, Renault, Volkswagen and Volvo are also developing electric vehicles. For example, BMW plans to introduce its i3 city car and i8 sports car in the second quarter of 2014 and Volkswagen plans to introduce its fully electric e-Golf in 2014. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2013, we had 203 issued patents and more than 280 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2026. We intend to continue to file additional patent applications with respect to our technology. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

Segment Information

We have determined that we operate as one reporting segment, which is the design, development, manufacturing and sales of electric vehicles and electric powertrain components. For information regarding financial data by geographic areas, see Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

Employees

As of December 31, 2013, we had 5,859 full-time employees. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

We began manufacturing and delivering Model S in June 2012. We have limited experience to date in high volume manufacturing of our electric vehicles as we only recently reached full production of Model S for the U.S. market and have just recently begun production of Model S for the European and Asian markets. Our ability to further ramp-up high volume Model S production will depend upon a number of factors, including our suppliers’ ability to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in maintaining our production level of Model S could materially damage our brand, business, prospects, financial condition and operating results.

We have only recently increased our Model S delivery rates in the United States to match our current and anticipated Model S production capacity. We have limited experience in the high volume delivery of our Model S vehicles. We have gradually ramped production of Model S and we intend to continue to increase the production rate significantly over the next several quarters. Furthermore, we have only recently commenced deliveries in Europe and have not delivered Model S vehicles outside of North America and Europe in volume; thus we may face difficulties meeting our delivery and growth plans in Asia and other right hand drive markets later this year, which may impact our ability to achieve our worldwide delivery goals. If we are unable to increase the production rate and increase our weekly delivery rate to match our production rate of Model S, ramp up deliveries in Europe and Asia and sustain a high level of weekly Model S deliveries throughout the year, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our ability to sustain and grow volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

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

•	that we will be able to commence and execute the launch and ramp of Model S in Asia pursuant to our current timeline;

•	that we will be able to adequately respond in a timely manner to any problems that may arise with our vehicles;

•	that we will be able to schedule and complete deliveries at our planned higher volume production levels;

•

that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances, and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety, customs and similar regulations required to operate our manufacturing facilities;

•	that we will be able to maintain and improve quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be effective to manage high volume production.

Finally, detailed long-term testing of quality, reliability and durability testing of Model S, are ongoing and any negative results from such testing could cause production or delivery delays, cost increases or lower quality of our Model S vehicles.

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

Finally, in October 2013, we entered into an amendment to our existing supply agreement with Panasonic Corporation in order to address our anticipated short- to medium-term lithium ion battery cell needs. While we expect that this supply agreement, as amended, will provide us with sufficient cells for the next few years, we may not be able to meet our long-term needs, including for our third generation electric vehicle, which we refer as “Gen III,” and other programs we may introduce, without securing additional suppliers or other sources for cells. If we cannot secure such additional suppliers or sources, we could experience production delays, which could have a material adverse effect on our financial condition and operating results.

If we are unable to adequately reduce the manufacturing costs of Model S or otherwise control the costs associated with operating our business, our financial condition and operating results will suffer.

Our production costs for Model S were high initially due to start-up costs at the Tesla Factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of Model S. As we have gradually ramped production of Model S, manufacturing costs per vehicle have fallen. While we expect further cost reduction efforts undertaken by both us and our suppliers will continue to reduce costs during the next several quarters, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of Model S and powertrain manufacturing facilities and the planned launch in Asia in the spring of 2014. Furthermore, if we are unable to produce Model X pursuant to our plan due to cost overruns or other unexpected costs, we may not be able to meet our gross margin targets.

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

Our long-term success will be dependent upon our ability to design, build and achieve market acceptance of new vehicle models, specifically Model S and new vehicle models such as Model X and Gen III, in the U.S. and abroad.

Our long-term success is dependent on market acceptance of the Model S sedan and future electric vehicles we introduce. In the United States, there is no guarantee that Model S will continue to be successfully accepted by the general public, especially in the long-term. As we expand in Europe and enter into Asia, there is no guarantee that customers in these markets will embrace our vehicles and if they do not, demand for our vehicles could be lower than our expectations. For example, we have experienced greater initial success in selling Model S vehicles in Norway than in the rest of Europe.

Moreover, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including the Model X crossover, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X. To the extent that we are not able to build Model X to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us.

In addition, we have also announced our intent to develop Gen III which we expect to produce at the Tesla Factory after the introduction of Model X. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. Importantly, we anticipate producing our Gen III vehicle for the mass market and thus we will need a high-volume supply of lithium-ion cells at reasonable prices. While our plan is to attempt to produce lithium-ion cells and finished battery packs for our Gen III vehicles at a new Tesla Gigafactory, our plans for such production are at a very early stage and we have not yet selected a site for the construction of the Tesla Gigafactory nor completed a factory design. In addition, we have no experience in the production of lithium-ion cells, and accordingly we intend to engage partners with significant experience in cell production and to date we have not formalized such partnerships. In addition, the cost of building and operating the Tesla Gigafactory could exceed our current expectations and the Tesla Gigafactory may take longer to bring online than we anticipate. If we are unable to build the Tesla Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells for Gen III at reasonable prices and thus are forced to rely on others to supply us with lithium-ion cells for Gen III, our ability to produce our Gen III vehicles at a price that allows us to sell Gen III profitably could be constrained. Finally, we have very limited experience allocating our available resources among the design and production of multiple models of vehicles, such as Model S (including any variants we may introduce such as right-hand drive), Model X and Gen III. While we intend each of our production vehicles and their variants to meet a distinct segment of the automotive market, our vehicles may end up competing with each other which may delay sales and associated revenue to future periods. Also, if we fail to accurately anticipate demand for each of our vehicles, this could result in inefficient expenditures and production delays. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles.

Our future growth is dependent upon consumers’ willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles in the U.S., Europe and Asia does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•

perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, such as those related to the Chevrolet Volt battery pack fires or recent incidents involving Model S;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs, which is inherently difficult given numerous factors affecting battery range;

•	our capability to rapidly swap out the Model S battery pack and our plans to develop specialized public facilities to perform such swapping;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy as well as tax and other governmental incentives to purchase and operate electric vehicles;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle; and

•	perceptions about and the actual cost of alternative fuel.

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

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. NHTSA issued a notice of proposed rulemaking in 2013 and plans to finalize a rule as soon as sometime in 2014 with an effective date that could be implemented by September 1, 2015. This will begin a three year phase-in schedule for establishing these minimum sounds in all electric and hybrid electric vehicles. Adding this artificial noise may cause current or potential customers not to purchase our electric vehicles, which would materially and adversely affect our business, operating results, financial condition and prospects.

If we fail to manage future growth effectively as we rapidly grow our company, especially internationally, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly in the U.S. as well as in Europe and Asia. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this global expansion include:

•	finding and training new personnel, especially in new markets such as Europe and Asia;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding sales, service and Supercharger facilities in a timely manner;

•	adapting our products to meet local requirements in countries around the world; and

•	implementing and enhancing manufacturing, logistics and administrative infrastructure, systems and processes.

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

Our limited experience with our product offerings makes evaluating our business and future prospects difficult.

We were formed in July 2003 and began delivering our first vehicle, the Tesla Roadster, in early 2008. We only began producing our second electric vehicle, Model S, in June 2012 and our production processes continue to mature, especially those production processes related to our Model S deliveries in Europe and our planned deliveries in Asia, such as for right-hand drive Model S. Model S became the primary contributor to our revenue starting in the fourth quarter of 2012. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X, Gen III and future electric vehicles. Further, we have only produced an early prototype of the Model X crossover and have only recently started production of Model S for Asia. Our vehicle design and our engineering, manufacturing and component supply plans for Model S may continue to be adjusted.

In addition, our powertrain component sales, development services revenue and powertrain research and development compensation have been almost entirely generated under arrangements with Daimler AG (Daimler) and Toyota Motor Corporation (Toyota), and there is no guarantee that we will be able to enter into future agreements with these or other companies on favorable terms or manufacture and deliver powertrain components in a manner that is cost-effective to us.

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

We occasionally provide guidance regarding our expected financial and business performance, such as projections regarding the number of vehicles we hope to sell or produce in future periods and anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

•	our ability to achieve anticipated production and sales volumes and projected average sales prices for Model S in the U.S., Europe and Asia;

•	supplier and commodity-related costs; and

•	planned cost reductions.

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

The battery pack in the Tesla Roadster and Model S makes use of lithium-ion cells. We also currently intend to make use of lithium-ion cells in battery packs that we sell to Toyota and Daimler as well as any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and electric vehicle battery packs catching fire have focused consumer attention on the safety of these cells.

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

Our vehicles or vehicles that contain our powertrains such as the Toyota RAV4 EV or the upcoming Mercedes-Benz B-Class EV may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Model S issues experienced by customers include those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery. Although we are attempting to remedy the Model S issues experienced by our customers in a rapid manner by expanding our service centers and personnel, such efforts may not be timely or up to the satisfaction of our customers.

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

We have experienced product recalls, including in May 2009, October 2010, and June 2013, all of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than a thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in the collapse of the rear seat back during a crash. Although the cost of this recall was not material, and limited to a small number of total Model S’s produced, we may experience additional recalls in the future, which could adversely affect our brand in our target markets, as well as our business, prospects and results of operations.

Moreover, in January 2014 we implemented a firmware update to address issues with certain Universal Mobile Connector NEMA 14-50 adapters, which are part of the charging units and are not part of the vehicles themselves, potentially overheating during charging. We further announced that we will provide upgraded NEMA 14-50 adapters to our customers as an additional safeguard. If such measures do not adequately address the underlying concerns, however, or if the public perceives such steps to be an indication of safety concerns about the vehicles, our business, prospects and results of operations could be harmed.

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

We have had net losses on a GAAP basis in each quarter since our inception, except for the first quarter of 2013. Even if we are able to successfully maintain our current Model S production levels, there can be no assurance that it will be commercially successful. In order to maintain profitability as well as long-term commercial success, we must continue to achieve our planned cost reductions and control our operational costs while producing quality Model S vehicles at volume, maintain and increase our Model S delivery rates to match our current and anticipated Model S production capacity, maintain strong demand for Model S in the U.S., and grow demand for Model S abroad in Europe and Asia. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

The introduction of our resale value guarantee may result in lower revenues and profits and exposes us to resale risk to the extent many customers elect to return their vehicles to us and the residual values of these cars are below the guaranteed value.

We recently began offering a resale value guarantee to all customers who purchased a Model S in the United States and Canada and financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months following delivery for a pre-determined resale value. As a result of this resale value guarantee and customers having the option of selling their vehicles to us, we apply lease accounting to such purchases, which defers the recognition of the associated revenues over time instead of full recognition at vehicle delivery. During the fourth quarter of 2013, we provided the resale value guarantee to approximately 40% of Model S deliveries in the United States and we expect the penetration rate to increase with the expansion of our financing programs in additional states in the United States and in international markets. Although the resale value guarantee does not impact our cash flows and liquidity at the time of vehicle delivery, a significant uptake under this program could have a significant adverse impact on our near term GAAP revenues and operating results. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates, which could impact our future cash flows and/or profitability. Currently, there is only a very limited secondary market for our electric vehicles in particular, and electric vehicles in general, on which to base our estimates, and such a secondary market may not develop in the future. Our residual value and return volume estimates could prove to be incorrect, either of which could harm our financial condition and operating results.

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

Occasionally, third parties evaluate or publish stories regarding our vehicles. For example, in 2013 the New York Times published a review of the Model S and our Supercharger network on a route from Washington, D.C. to Boston. Despite instructions to the contrary, the reporter did not follow all recommendations, including failing to fully recharge the vehicle at one of the two Supercharger locations along the route. As a result, the Model S failed to complete the journey under its own power and the NY Times reporter published a negative review. While there were subsequent corrections by the NY Times Public Editor regarding the reporter’s failure to conform to all Tesla recommendations, as well as problems with “precision and judgment,” the original story still created a negative public perception about Model S, its capabilities and the Supercharger network. Such comments can and did negatively impact sales in that region. In addition, citation to the original NY Times article has continued long after its publication. To the extent that these comments are believed by the public, this may cause current or potential customers not to purchase our electric vehicles, including Model S and Model X, which can materially and adversely affect our business, operating results, financial conditions and prospects.

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

We have opened Tesla stores in the United States, Europe and the Asia Pacific Region, many of which have been open for only a short period of time. We have relatively limited experience distributing and selling our performance vehicles through our Tesla stores. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. The concept and layout of our interactive stores, which are typically located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our store strategy will continue to be successful. We may incur additional costs in order to improve or change our retail strategy.

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

We have only recently started to deploy Tesla Superchargers in the United States and Europe. Tesla Superchargers are a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles with the Supercharging option. We intend to expand the Tesla Supercharger network throughout the U.S., Canada, Europe and Asia, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners or obtaining required permits for such locations, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network.

We may also be unable to expand the Supercharger network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. Furthermore, even where Superchargers exist, the increasing number of Model S vehicles may oversaturate the available charging bays at such Superchargers, leading to increased wait times and dissatisfaction for customers. In addition, as we have announced that we will not be charging our customers to access this network in addition to what they have already paid for their vehicles, any significant unexpected costs that we encounter will entirely be borne by us and may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles. If our Supercharger network is not expanded as currently planned or as quickly as planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

If we are unable to design, develop, market and sell new electric vehicles that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles, address new market segments or develop a significantly broader customer base. In 2012, we publicly revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have also announced our intent to develop Gen III based on a smaller platform than the Model S which we expect to produce at the Tesla Factory after the introduction of Model X. The Gen III is currently planned to be a lower cost, smaller sedan designed for the mass market. Therefore, we intend to the manufacture Gen III in significantly higher volumes than Model S and there can be no assurance we can successfully scale our business accordingly. In addition, we have not yet finalized the design, engineering or component sourcing plans for Gen III and there are no assurances that we will be able to bring this vehicle to market at the price point and in the volume that we currently intend, if at all. The market for vehicles in the price range we expect for Gen III is much more competitive than for Models S and X, and therefore margins are likely to be lower compared to Model S margins. Our efforts to manufacture and sell a sufficiently profitable Gen III may not be as successful, and therefore our business, prospects and operating results may suffer. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

We may experience significant delays in the design, manufacture and launch of Model X which could harm our business and prospects.

We expect to have Model X prototypes with production design on the road by the end of 2014 and begin volume deliveries to customers in the spring of 2015. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. In 2012, we also experienced delays in the ramp of Model S. We may experience further delays in launching Model X which may result in cost overruns and adverse publicity. We are in the design and development stages of Model X. Furthermore, we have not yet evaluated, qualified or selected all of our suppliers for the planned production of Model X. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. In addition, we have limited resources and, to the extent that such engineering and manufacturing resources are devoted to Model S or are otherwise engaged such as in development services activities, we may have difficulty designing and delivering Model X in a timely manner. If we are not able to manufacture and deliver Model X in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. Mitsubishi has been selling its fully electric iMiEV in Japan since April 2010 and Nissan has been selling the fully electric Nissan Leaf since December 2010. In the past few years, Ford has introduced the fully electric Ford Focus, Renault has introduced the fully electric Renault Fluence, and Fiat has introduced the Fiat 500e, among others. Moreover, BMW intends to introduce the fully electric BMW i3 in the second quarter of 2014 and Volkswagen plans to introduce its fully electric e-Golf and in 2014. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

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

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry typically declines over the winter season, while sales are generally higher during the spring and summer months. Sales of the Tesla Roadster fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Model S and future models may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model X and future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, develop the Tesla Gigafactory, open new Tesla service centers with maintenance and repair capabilities, open new Supercharger locations, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

•	our limited operating history;

•	unfamiliarity with or uncertainty about Model X;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the perceived prospect that we will need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. We expect that our principal sources of liquidity will provide us adequate liquidity based on our current plans. However, until we are consistently generating positive free cash flows, if the costs for developing and manufacturing Model X exceed our expectations or if we incur any significant unplanned expenses or embark on or accelerate new significant strategic investments, such as the Tesla Gigafactory, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and Gen III vehicle, establish sales and service centers, build and deploy Superchargers and to make the investments in tooling and manufacturing capital required to introduce Model X. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

We have limited experience servicing our vehicles and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers, our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers and meet customer expectations regarding service, our business and prospects will be materially and adversely affected. We have limited experience servicing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to satisfactorily service our customers and the various service related issues that they are facing and may face in the future, our ability to generate customer loyalty, grow our business and sell additional Model S vehicles could be impaired.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Model S, Model X, Gen III and other future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the Toyota RAV4 EV that uses a Tesla powertrain, the Mercedes-Benz B-Class EV that will use a Tesla powertrain or the Model X may hurt the Tesla brand.

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

As of December 31, 2013, we had $163.2 million in customer deposits, primarily for Model S and Model X. Model S deposits are generally subject to cancellation by the customer and fully refundable up until two weeks after placing the order. Model X reservations are fully refundable until such time when customers begin to configure their vehicles for delivery. We have experienced order cancellations for our vehicles and have had to refund the related deposits, and cancellations may continue.

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

Additionally, if we encounter delays in our planned launch and ramp in Asia, or further delays in the introduction of Model X, a significant number of our customers could similarly cancel their orders or reservations and demand refunds of their deposits. As a result, no assurance can be made that orders and reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle.

Our plan to expand our network of Tesla stores, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. In addition, we may not be able to open stores or service centers in certain states or Superchargers in desired locations.

Our plan to expand our network of Tesla stores, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This ongoing global expansion may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore, there can be no assurances that we will be able to expand on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, service centers and Superchargers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores and service centers in major metropolitan areas throughout North America, Europe and Asia, and we plan to open additional stores and service centers worldwide to support our ongoing worldwide Model S rollout. We have also rapidly expanded our Supercharger network in the U.S .and Europe. However, we may not be able to expand at a sufficient rate and our planned expansion will require significant cash investment and management resources, as well as efficiency in the execution of establishing these locations and in hiring and training the necessary employees to effectively sell and service our vehicles.

Furthermore, certain states and foreign jurisdictions may have permit requirements, franchise dealer laws or similar laws or regulations that may preclude or restrict our ability to open stores or sell vehicles out of such states and jurisdictions. Any such prohibition or restriction may lead to decreased sales in such jurisdictions, which could harm our business, prospects and operating results. See Risk Factor “We may face regulatory limitations on our ability to sell vehicles directly or over the internet which could materially and adversely affect our ability to sell our electric vehicles.” Additionally, we may face potential difficulties in finding suitable Supercharger sites in desired locations, negotiating leases or obtaining required permits for such locations.

We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions and establishing ourselves in new markets, all of which could harm our business.

We face various risks associated with our international operations. We currently have international operations and subsidiaries in various countries and jurisdictions in Europe and Asia that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we will continue to expand our sales, maintenance, repair and Supercharger services internationally, particularly in China. However, we have limited experience to date selling and servicing our vehicles internationally and such expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

Additionally, as we have expanded into new international markets, we have faced challenges with ensuring that our charging equipment works successfully with the charging infrastructure in such markets. For example, we have encountered such challenges in Norway. These types of issues could also arise as we enter into other new markets, such as China. If customers experience problems with the way our charging equipment works with the local charging infrastructure, or we are unable to adapt our equipment to resolve such problems, then the viability and acceptance of our vehicles in such markets could be materially and adversely affected.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Foreign currency movements relative to the U.S. dollar could harm our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. A portion of our costs and expenses have been and we anticipate will continue to be denominated in foreign currencies, including the Japanese yen, the euro, the Chinese yuan and the British pound. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies (especially against the Japanese yen), our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. As we dramatically increase Model S deliveries overseas during 2014 and beyond, as well as begin delivering powertrain units to Daimler, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance electric vehicles specifically. For example, we currently benefit from exemptions from California state sales and use taxes for purchases of up to $707 million of manufacturing equipment from our arrangements with the California Alternative Energy and Advanced Transportation Financing Authority. To the extent all of this equipment is purchased and would otherwise be subject to California state sales and use tax, we believe this incentive would result in tax savings by us through December 2016. This exemption is only available for equipment that would otherwise be subject to California sales and use taxes and that would be used only for specified purposes. If we fail to meet these conditions, we would be unable to take full advantage of this tax incentive and our financial position could be harmed.

In addition, certain regulations and laws that encourage sales of electric cars through tax credits or other subsidies could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future. For example, while the federal, state and foreign governments have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, funding for these programs is limited and there is no guarantee that our vehicles will be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put our vehicles at a competitive disadvantage. As an example at the state level, California renewed the Clean Vehicle Rebate Program, a rebate program for the purchase of qualified alternative technology vehicles for 2013. Such funds, however, may run out or be limited in ways that would be adverse to purchasers of our vehicles. Subsequent purchasers could face a delay in receiving rebates since they would have to wait until the next fiscal year’s funding became available or be unable to obtain a rebate at all. Moreover, as more and more eligible EVs are produced, California will need to find additional sources of funding for this program or implement other options for removing eligibility for vehicles based on MSRP or customer income levels. These measures would almost certainly impact us in an adverse manner by making either our vehicles or customers ineligible for rebates. As an additional example, there is considerable discussion at the federal level over tax reform. Discussions have included reducing or even eliminating the current $7,500 tax credit available to purchasers of qualified alternative fuel vehicles, including Model S.

Also, government programs have been enacted in Europe favoring the purchase of electric vehicles, including disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, or the 25% value added tax or other purchase taxes that apply to the purchase of gas-powered vehicles. In the event that such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, sales of electric vehicles, including our Model S, could be adversely affected.

Our relationship with Daimler is subject to various risks which could adversely affect our business and future prospects.

Our relationship with Daimler poses various risks to us, including potential loss of access to parts that Daimler is providing for Model S and potential loss of business and adverse publicity to our brand image if there are defects or other problems discovered with our electric powertrain components that Daimler has incorporated into their vehicles. The occurrence of any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

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

New United Motor Manufacturing, Inc. (NUMMI) has previously identified environmental conditions at the Tesla Factory which could affect soil and groundwater, and has undertaken efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues at the Fremont site, we cannot currently determine with certainty the total potential costs to remediate pre-existing contamination, and we may be exposed to material liability as a result of the existence of any environmental contamination at the Fremont site.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of December 31, 2013, we have accrued $5.5 million related to these environmental liabilities.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our automobile production facility in Fremont, California was purchased from NUMMI. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Consequently, the unionization of our labor force could negatively impact the company’s health.

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

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009, October 2010 and June 2013, none of which was related to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than one thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in collapse of the rear seat back during a crash. Finally, in January 2014, we implemented a firmware update to address issues with certain Universal Mobile Connector NEMA 14-50 adapters, which are part of the charging units and are not part of the vehicles themselves, potentially overheating during charging. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles, including Model S, or our electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. For example, in November 2013 NHTSA initiated a preliminary evaluation with respect to two recent incidents in which Model S vehicles collided with road debris at highway speeds. Although we believe that NHTSA should close the preliminary evaluation without a finding of defect, it is possible that NHTSA could find that there is a defect and order Model S to be recalled. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

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

We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. For new vehicles in particular, we record warranty reserves based on management’s best estimate of projected warranty experience until adequate historical data is accumulated over a period of time, generally a few quarters. As we have limited operating experience with Model S, and therefore little experience with warranty claims for this vehicle, reserves that we recorded for Model S may be insufficient to cover all future warranty claims. Additionally, in 2013, as part of our ongoing efforts to improve the customer ownership experience, we expanded the battery pack warranty and also eliminated the annual service requirement that was needed to keep the New Vehicle Limited Warranty in effect. Should this change in warranty coverage lead to an increase in warranty claims, we may need to record additional warranty reserves which would negatively affect our profitability.

Since we began initiating sales of our vehicles, we have continued to refine our warranty reserves based on our actual warranty claim experience and we may be required to undertake further changes in the future. As of December 31, 2013, we had warranty reserves of $53.2 million, and such reserve amount will increase significantly in the future as our product offerings and sales grow. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims due to potential higher average warranty expenses over the product life cycle or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

The range and power of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. How a customer uses their Tesla vehicle, the frequency of recharging the battery pack at a low state of charge and the means of charging can result in additional deterioration of the battery pack’s ability to hold a charge over the long term. For example, we currently expect that our battery pack for the Tesla Roadster will retain approximately 70% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range and power. Deterioration of the Model S battery pack is expected to be less than the Roadster, however, such battery pack deterioration and the related decrease in range and power over time as well as any perceived deterioration or fluctuation in range may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

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

In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws and is being determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and largely untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities are applying their state laws to our distribution model continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, in October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. These lawsuits have been dismissed, reinforcing our continuing belief that state laws were not designed to prevent our distribution model. A similar litigation was recently filed in the state of Ohio. Possible additional challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been legislative efforts by vehicle dealer associations to propose bills that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model.

We are also registered as both a motor vehicle manufacturer and dealer in Canada, Australia, and Japan, and have obtained licenses to sell vehicles in other places such as Hong Kong and China. Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

Regulatory limitations on our ability to sell vehicles could materially and adversely affect our ability to sell our electric vehicles.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and seek licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

We may also face claims that our use of technology licensed or otherwise obtained from a third party infringes the rights of others. In such cases, we may seek indemnification from our licensors/suppliers under our contracts with them. However, indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to adequately protect our proprietary rights could result in weakening or loss of such rights, which may allow our competitors to offer similar or identical products or use identical or confusingly similar branding, potentially resulting in the loss of some of our competitive advantage, a decrease in our revenue and an attribution of potentially lower quality products to us, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright protection, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our pending patent applications may not result in the issuance of patents;

•	our patents, if issued, may not be broad enough to protect our commercial endeavors;

•	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented technology or for other reasons;

•	the costs associated with obtaining and enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our intellectual property; and

•	our in-licensed patents may be invalidated or the holders of these patents may seek to terminate or modify our license arrangements.

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

We currently sell and market our products and services in various countries under our Tesla marks. We have filed trademark applications for our Tesla marks and opposition proceedings to trademark applications of third parties in various countries in which we currently sell and plan to sell our products and services. Certain of our trademark applications are subject to outstanding opposition proceedings brought by owners or applicants alleging prior use of similar marks. If we cannot resolve these oppositions and thereby secure registered rights in these countries, our ability to challenge third party users of the Tesla marks will be reduced and the value of the marks representing our exclusive brand name in these countries will be diluted. In addition, there is a risk that the prior rights owners could in the future take actions to challenge our use of the Tesla marks in these countries. Such actions could have a severe impact on our position in these countries and may inhibit our ability to use the Tesla marks in these countries. If we were prevented from using the Tesla marks in any or all of these countries, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

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

We incurred $660.0 million in aggregate principal amount of senior indebtedness in May 2013 when we issued pursuant to registered public offerings 1.50% convertible senior notes due 2018 (the Notes). Our ability to make scheduled payments of the principal of, to pay interest on, make payments upon conversion or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2018 only under certain circumstances. For example, holders may convert their Notes at their option during any quarter commencing after the third quarter of 2013 (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of notes on each applicable trading day. This condition was met in the third quarter of 2013, and consequently the Notes were convertible by their holders during the fourth quarter of 2013. However, the sales price condition was not met in the fourth quarter of 2013 and, therefore, the Notes are not convertible during the first quarter of 2014 but may be convertible in future periods. Should such sales price condition be met in any future quarter, the Notes will again be convertible by their holders during the immediately following quarter. Upon conversion of the Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and, if applicable, shares of our common stock, in respect of such Notes. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition. Even if holders do not elect to convert their Notes, if the Notes become convertible we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material adverse impact on our reported financial results.

In addition, holders of the Notes will have the right to require us to purchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Notes surrendered therefor or Notes being converted. In addition, our ability to purchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to purchase Notes at a time when the purchase is required by the indenture or to pay cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes or make cash payments upon conversions thereof.

We may still incur substantially more debt or take other actions, which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future. We are not restricted under the terms of the indenture governing the Notes, or the indenture, from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture that could have the effect of diminishing our ability to make payments on the Notes when due.

The classification of our Notes may have a material effect on our reported financial results.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2018 only under certain circumstances. For example, holders may convert their Notes at their option during any quarter commencing after the third quarter of 2013 (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for the Notes on each trading day. This condition was met in the third quarter of 2013, and consequently the Notes were convertible by their holders during the fourth quarter of 2013. However, the sales price condition was not met in the fourth quarter of 2013 and, therefore, the Notes are not convertible during the first quarter of 2014 but may be convertible in future periods. If the Notes become convertible prior to March 1, 2018, we would be required to reclassify our Notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2013, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 28.4% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 27.0% of our outstanding shares of common stock as of December 31, 2013. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and, therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $259.20 per share and a low of $33.80 per share over the last 52 weeks.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following a securities offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this has recently been instituted against us. While we do not believe that it has merit, this litigation or others like it could result in substantial costs and a diversion of our management’s attention and resources.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. As described in the Risk Factor “Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” the Notes were convertible by their holders during the fourth quarter of 2013, and while they are not convertible during the first quarter of 2014, they may again become convertible in future periods if a condition to conversion for the Notes is met. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

Mr. Musk borrowed funds from affiliates of certain underwriters in our public offerings and/or private placements in 2011 and 2013 and has pledged shares of our common stock to secure these borrowings. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Beginning in June 2011, Goldman Sachs Bank USA, an affiliate of Goldman, Sachs & Co., has made extensions of credit in the aggregate amount of $275 million to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust, a portion of which Mr. Musk used to purchase shares of common stock in our public offering in May 2013 and private placements in June 2011 and June 2013. Interest on the loan accrues at market rates. Goldman Sachs Bank USA received customary fees and expense reimbursements in connection with these loans. As a regulated entity, Goldman Sachs Bank USA makes decisions regarding making and managing its loans independent of Goldman, Sachs & Co. Mr. Musk and Goldman have a long-standing relationship of almost a decade. In addition, Morgan Stanley Smith Barney LLC, an affiliate of Morgan Stanley & Co. LLC, has made a loan to Mr. Musk in the aggregate amount of $25 million. Interest on this loan accrues at market rates. Morgan Stanley Smith Barney LLC received customary fees and expense reimbursements in connection with this loan.

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

Our certificate of incorporation, bylaws, Delaware law and the terms of our Notes contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

Our corporate headquarters is based in Palo Alto, California. We have a lease with Stanford University for 350,000 square feet which expires in January 2020. In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from NUMMI, which is a joint venture between Toyota, and Motors Liquidation Company, the owner of selected assets of General Motors. In October 2010, we completed the purchase and received title to the facility and land (the Tesla Factory). The total cash paid was $42.0 million. The purchase totaled 210 acres, or approximately 55% of the land at the site, and included all of the manufacturing facilities located thereon totaling approximately 5.4 million square feet. We are required to comply with environmental regulations in connection with our Tesla Factory in Fremont, California. In October 2010, we and NUMMI amended the May 2010 purchase agreement to include the transfer to us of certain operating permits, or emission credits, for additional consideration of $6.5 million. We completed the transfer of these permits in October 2010. We commenced the production of our Model S vehicle and powertrain components and systems in June 2012 at the Tesla Factory. We also intend to build our future vehicles at the Tesla Factory. In July 2013, we completed the purchase of approximately 31 acres of land located in Fremont, California that is adjacent to the Tesla Factory for potential future expansion. We paid $18.5 million related to this purchase. Outside of our Tesla Factory, we do not currently own any of our facilities.

The following table sets forth the location, approximate size and primary use of our principal leased facilities:

Location (1)	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Palo Alto, California	350,000	Administration, engineering services and powertrain development services	January 2020
Tilburg, Netherlands	203,772	Administration, engineering services, powertrain development services, parts warehousing, final vehicle assembly and vehicle service	November 2023
Hawthorne, California	132,250	Vehicle engineering and design services	December 2022
Maidenhead, United Kingdom	8,870	Administration, sales, service and marketing services	November 2015
Beijing, China	8,190	Administration, sales and marketing services	November 2017

(1)	We also lease a number of properties in North America, Europe and Asia for our retail and service locations as well as Supercharger sites.

We currently intend to add new facilities or expand our existing facilities as we add employees and expand our network of stores and galleries, service locations and Supercharger sites. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3.	LEGAL PROCEEDINGS

Securities Litigation

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The claims were originally asserted by plaintiff Robert Rahimi, against Tesla and two of its executive officers, Elon Musk and Deepak Ahuja. On February 14, 2014, the Court granted the motion of Kazim Acar to serve as lead plaintiff, and gave him leave to file an amended complaint within 60 days. The current complaint seeks damages, attorney fees and other relief, and alleges, among other things, that Tesla made false and/or misleading representations and omissions including with respect to the safety of the Model S vehicle and Tesla’s ability to meet public expectations with respect to its financial performance. The current complaint is brought on behalf of a putative class consisting of “all persons other than Defendants who purchased Tesla’s securities between May 10, 2013 and November 6, 2013, inclusive.” It is possible the amended complaint will modify the class or the class period. We believe this lawsuit is without merit and intend to defend against it vigorously.

Other Matters

From time to time, we are subject to various other legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

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

	2013		2012
	High	Low	High	Low
First Quarter	$39.48	$32.91	$37.94	$22.79
Second Quarter	110.33	40.50	38.01	27.56
Third Quarter	193.37	109.05	35.96	26.10
Fourth Quarter	193.00	120.50	35.28	27.33

Holders

As of January 31, 2014, there were 699 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name,” or beneficial, holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Tesla Motors, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from June 29, 2010 through December 31, 2013, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of all public companies sharing the same SIC code as us which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on June 29, 2010 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

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

The following selected consolidated financial data also reflects the 1-for-3 reverse stock split of our outstanding common stock effected in May 2010.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Automotive sales	$1,997,786	$385,699	$148,568	$97,078	$111,943
Development services	15,710	27,557	55,674	19,666	—

Total revenues	2,013,496	413,256	204,242	116,744	111,943
Cost of revenues (1):
Automotive sales	1,543,878	371,658	115,482	79,982	102,408
Development services	13,356	11,531	27,165	6,031	—

Total cost of revenues	1,557,234	383,189	142,647	86,013	102,408
Gross profit	456,262	30,067	61,595	30,731	9,535
Operating expenses (1):
Research and development (net of development compensation of $23,249 for the year ended December 31, 2009)	231,976	273,978	208,981	92,996	19,282
Selling, general and administrative	285,569	150,372	104,102	84,573	42,150

Total operating expenses	517,545	424,350	313,083	177,569	61,432

Loss from operations	(61,283)	(394,283)	(251,488)	(146,838)	(51,897)
Interest income	189	288	255	258	159
Interest expense (2)	(32,934)	(254)	(43)	(992)	(2,531)
Other income (expense), net (3)	22,602	(1,828)	(2,646)	(6,583)	(1,445)

Loss before income taxes	(71,426)	(396,077)	(253,922)	(154,155)	(55,714)
Provision for income taxes	2,588	136	489	173	26

Net loss	$(74,014)	$(396,213)	$(254,411)	$(154,328)	$(55,740)

Net loss per share of common stock, basic and diluted (4)	$(0.62)	$(3.69)	$(2.53)	$(3.04)	$(7.94)

Weighted average shares used in computing net loss per share of common stock, basic and diluted (4)	119,421,414	107,349,188	100,388,815	50,718,302	7,021,963

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenues	$9,071	$2,194	$670	$243	$61
Research and development	35,494	26,580	13,377	4,139	376
Selling, general and administrative	39,090	21,371	15,372	16,774	997

Total	$83,655	$50,145	$29,419	$21,156	$1,434

(2)	In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due June 2018 (Notes) in a public offering. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. The interest under the Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the year ended December 31, 2013, we recognized $1.2 million of interest expense related to the amortization of debt issuance costs and $5.9 million of coupon interest expense. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $82.8 million in equity. The resulting debt discount on the Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the Notes. During the year ended December 31, 2013, we recognized $9.1 million of interest expense related to the amortization of the debt discount. In May 2013, we used a portion of the Notes offering proceeds to repay all outstanding loan amounts under the Department of Energy (DOE) Loan Facility. During the year ended December 31, 2013, we recorded total interest expense of $17.8 million related to the early repayment fee, coupon interest expense and the amortization of the remaining loan origination costs on the DOE Loan Facility. As a result of the extinguishment of our loans, unamortized loan origination costs associated with the DOE Loan Facility of $5.6 million were charged to interest expense.
(3)	In January 2010, we issued a warrant to the DOE in connection with the closing of the DOE Loan Facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our initial public offering (IPO). The warrant provided that beginning on December 15, 2018 and until December 14, 2022, the shares subject to purchase under the warrant would become exercisable in quarterly amounts depending on the average outstanding balance of the DOE Loan Facility, if any, during the prior quarter. Since the number of shares of common stock ultimately issuable under the warrant would vary, this warrant had been carried at its estimated fair value with changes in the fair value of this common stock warrant liability reflected in other income (expense), net, until its expiration or vesting. We entered into an amendment with the DOE effective March 1, 2013. We agreed among other things to: (i) modify certain future financial covenants; (ii) accelerate the maturity date of the DOE Loan Facility to December 15, 2017; (iii) create an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013; and (iv) create additional contingent obligations based on excess cash flow that could have resulted in accelerated repayment of the DOE Loan Facility starting in 2015. Accordingly, the DOE warrants were no longer expected to vest and we therefore recognized a one-time non-cash gain of $10.7 million from the elimination of this warrant liability in the quarter ended March 31, 2013. As a result of our repayment of all outstanding principal and interest under the DOE Loan Facility and the termination of the DOE Loan Facility in May 2013, the DOE warrant expired.
(4)	Diluted net loss per share of common stock is computed excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of stock options to purchase shares of our common stock, the conversion of our convertible senior notes (using the treasury stock method), warrants to purchase shares of our common stock issued in connection with our 1.50% convertible senior notes due 2018 (using the treasury stock method), warrants to purchase shares of our convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the if-converted method). For purposes of these calculations, potential shares of common stock have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive since we generated a net loss in each period.

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$845,889	201,890	$255,266	$99,558	$69,627
Short-term marketable securities	—	—	25,061	—	—
Restricted cash—current (1)	3,012	19,094	23,476	73,597	—
Property, plant and equipment, net (2)	738,494	552,229	298,414	114,636	23,535
Working capital (deficit)	590,779	(14,340)	181,499	150,321	43,070
Total assets	2,416,930	1,114,190	713,448	386,082	130,424
Convertible preferred stock warrant liability (3)	—	—	—	—	1,734
Common stock warrant liability (3)	—	10,692	8,838	6,088	—
Capital lease obligations, less current portion	12,855	9,965	2,830	496	800
Convertible debt, less current portion (4)	586,119	—	—	—	—
Long-term debt, less current portion (5)	—	401,495	268,335	71,828	—
Convertible preferred stock	—	—	—	—	319,225
Total stockholders’ equity (deficit)	667,120	124,700	224,045	207,048	(253,523)

(1)	Upon the completion of our IPO and concurrent Toyota private placement in July 2010, we set aside $100.0 million to fund a restricted dedicated account as required under the provisions of our DOE loan facility. This dedicated account has been used by us to fund any cost overruns for our projects and used as a mechanism to defer advances under the DOE loan facility. Depending on the timing and magnitude of our draw-downs and the funding requirements of the dedicated account, the balance of the dedicated account has fluctuated throughout the period in which we made draw-downs under the DOE loan facility. Upon completion of our final advance under the DOE loan facility in August 2012, the balance in the dedicated account had been fully transferred out of the dedicated account. We had utilized the dedicated account to pre-fund our planned loan repayments as required by the DOE loan facility. Upon termination of the DOE Loan Facility in May 2013, all remaining balance held in this dedicated account was released by the DOE.
(2)	In October 2010, we completed the purchase of our Tesla Factory and certain of the manufacturing assets located thereon.
(3)	In January 2010, we issued a warrant to the DOE in connection with the closing of our DOE loan facility to purchase shares of our Series E convertible preferred stock. This convertible preferred stock warrant became a warrant to purchase shares of our common stock upon the closing of our IPO in July 2010.
(4)	In May 2013, we issued $660.0 million aggregate principal amount of Notes in a public offering. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in equity.
(5)	In January 2010, we closed our DOE loan facility and began making draw downs under the loan facility. As of August 31, 2012, we had fully drawn down our $465.0 million DOE loan facility. In May 2013, we used a portion of the Notes offering proceeds to repay all outstanding loan amounts under the DOE Loan Facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview and 2013 Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We are currently producing and selling our second vehicle, the Model S sedan. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. The Model S inherited many of the electric powertrain innovations we introduced with our first vehicle, the Tesla Roadster. The Tesla Roadster was launched in 2008 and was the first commercially produced and federally compliant EV in the United States. We commenced deliveries of Model S in June 2012 and delivered 22,477 vehicles in 2013. In February 2012, we revealed an early prototype of our Model X crossover vehicle. We currently expect to have production design Model X prototypes on the road by the end of 2014 and begin volume deliveries to customers in the spring of 2015.

We sell our vehicles through our own sales and service network. We are also building a network of Superchargers in the United States, Europe and other international markets to allow Model S owners to have the ability to travel long distances without a limitation on range by charging their cars at a very fast rate for free.

During the year ended December 31, 2013, we recognized total revenues of $2.01 billion, an increase of $1.60 billion over total revenues of $413.3 million for the year ended December 31, 2012, primarily driven by the ramp up in Model S deliveries which commenced in North America in June 2012 and the launch of European Model S deliveries which commenced in August 2013, regulatory credit sales and powertrain component sales to Toyota Motor Corporation (Toyota) for the Toyota RAV4 EV; partially offset by a decrease in development services activity related to the Daimler AG (Daimler) Mercedes-Benz B-Class EV program.

Gross margin for the year ended December 31, 2013 was 22.7%, a significant increase from 7.3% for the year ended December 31, 2012. We experienced significant early-stage per unit cost inefficiencies during the production ramp of Model S from June to December 2012 as a result of lower fixed cost absorption, manufacturing inefficiencies associated with the initial production ramp and higher logistics costs as our supply chain processes were maturing. We also had higher component prices as many vendors supplied parts at production prices later than planned due to their own manufacturing inefficiencies and production ramps. As a result of higher vehicle production volume, manufacturing and supply chain efficiencies and ongoing component cost reductions, we achieved total and automotive gross margins of 25.5% and 25.7%, respectively, during the fourth quarter of 2013. Regulatory credits sales, higher average selling price due to the start of European Signature Series deliveries in August, and a strong mix of 85 kWh battery packs and other options in all markets also contributed to higher gross margin in 2013.

Research and development (R&D) expenses for the year ended December 31, 2013 were $232.0 million, a decrease from $274.0 million for the year ended December 31, 2012. R&D expenses in 2013 reflected our activities on manufacturing process improvements, Model S cost reductions, the right-hand drive Model S and localization efforts for foreign markets, as well as development work on Model X. R&D expenses in 2012 included expenses related to our Model S pre-production activities, including manufacturing preparedness, process validation, prototype builds and extensive testing at both the vehicle and component levels; development of the Tesla Factory; development and testing of Model S; and other research and development activities. Until Model S production started in the Tesla Factory in 2012, Model S related manufacturing costs, including labor costs, manufacturing overhead and logistics, were no longer captured in R&D expenses but instead fully reflected in cost of automotive sales.

During 2013, we continued to expand our sales and service footprint both in North America and Europe, as well as opened our first store in China. With the higher expenses associated with the global expansion of our customer infrastructure and the business in general, including our information technology infrastructure, selling, general and administrative expenses were $285.6 million for the year ended December 31, 2013, compared to $150.4 million for the year ended December 31, 2012.

We ended the year with $848.9 million in cash and cash equivalents, and current restricted cash, a significant increase from cash held at the end of 2012.

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (Notes). The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. Under the terms of the Notes, 1.50% coupon interest per annum on the principal amount of the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. Approximately $450 million of the offering proceeds were used to repay all of our outstanding Department of Energy (DOE) loan principal and interest, including a $10.8 million early repayment fee.

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase up to approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. For more information on the Notes, convertible note hedge and warrant transactions, see Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplemental Data.

Concurrent with the execution of the Notes and related transactions, we also completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.1 million (which includes 487,857 shares or $45.0 million sold to Elon Musk, our Chief Executive Officer and cofounder (CEO)), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price.

We expect that our current sources of liquidity together with our current projections of cash flow from operating activities, will provide us adequate liquidity based on our current plans. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

Management Opportunities, Challenges and Risks

During the year ended December 31, 2013, we made significant progress in increasing production aided by manufacturing, design and quality improvements, but also through strong efforts from our supply chain. We expect production to increase from 600 vehicles per week presently to about 1,000 vehicles per week by the end of 2014 as we expand our factory capacity and address supplier bottlenecks. Battery cell supply will continue to constrain our production during the first half of 2014, but should significantly improve in the second half of the year as our cell supplier brings new production capacity online. Based on our higher production level, we currently expect to deliver over 35,000 Model S vehicles in 2014, representing a more than 55% increase over 2013.

In 2013, Model S was the top selling vehicle in North America among comparably priced vehicles. Nonetheless, we believe there is room to improve in 2014 as we complete the Supercharger network and expand the network of service centers in North America. Given the potential we see in Europe and Asia, we expect sales in those regions combined to comprise almost twice that of North America by the end of 2014.

Through the first half of 2013, we had delivered Model S vehicles solely to customers in North America. In August 2013, we started European deliveries of Model S. Similar to the initial launch of Model S in the United States and in Canada, we experienced an increase in our average selling price during the third quarter of 2013 due to the start of delivery of European Signature Series vehicles, and a higher mix of 85 kWh vehicles and other options in all markets.

We intend to commence deliveries into China in the spring of 2014. We recently announced that the price for a Model S in China will be the same as the price for a Model S in the United States, with the addition of only unavoidable taxes, customs duties and transportation costs. While we believe that this is consistent with our objective of offering transparent and fair pricing in every market, this pricing strategy is counter to prevailing auto industry practices. As such, Model S in China would be priced comparable to a mid-sized premium vehicle in China instead of a large luxury vehicle.

Expansion into the right hand drive markets, such as the United Kingdom, Japan, Hong Kong and Australia will occur gradually over the year starting this spring. We have not delivered Model S vehicles outside of North America and Europe in volume; thus, we may face difficulties meeting our delivery plans in Asia and other right hand drive markets later this year, which may impact our ability to achieve our worldwide delivery goals.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to automotive sales revenue the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. Similarly, we capitalize and depreciate the cost of the respective operating lease vehicles less expected salvage value to cost of automotive sales over the same period. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the amount of the resale value guarantee and operating lease vehicle net book value are then recognized in automotive sales and cost of automotive sales, respectively.

The resale value guarantee amount represents management’s best estimate as to the resale value of the Model S vehicle and related vehicle options during the 36 to 39 month period after delivery. We are depreciating our operating lease vehicles to expected salvage value of our operating lease vehicles at the end of their economic useful life (i.e., the end of their expected operating lease term), and we will adjust our depreciation estimates as needed if the expected salvage value decreases in future periods. As we accumulate more actual data related to the resale experience of Model S, we may be required to make significant changes to our estimates.

In 2013, we provided the resale value guarantee to approximately 5,200 Model S deliveries in North America. During the fourth quarter of 2013, we provided the resale value guarantee to approximately 40% of Model S deliveries in North America. We expect the penetration rate of the resale value guarantee to remain at the current level in the near-term. Model S deliveries with the resale value guarantee currently do not impact our cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program has adversely impacted our 2013 revenues and operating results by requiring the amortization of revenues and costs under lease accounting, and will continue to adversely impact our future revenues and operating results, based on the lease accounting treatment applied to this program. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates which could adversely impact our gross margin.

In Germany and other European markets, we recently announced new leasing and financing options in collaboration with a number of global financial partners. If customer interest in these options is significant, we may be directly or indirectly subject to resale value risks for the Model S. We are currently evaluating a number of other customer financing products, including direct small business leases, as a way to better serve our growing customer base.

In addition to sales of Model S, we continue to recognize automotive sales from our supply of powertrain systems to Toyota for the Toyota RAV4 EV. However, Toyota is expected to end the current RAV4 EV model this year.

In 2012, we began work on a full electric powertrain under the Mercedes-Benz B-Class EV program and in 2013, we continued to provide development services and deliver prototype samples to Daimler. We currently expect to substantially complete our development services under this program in early 2014 and commence production of electric powertrains and battery packs shortly thereafter. Similar to our previous development services agreements, due to timing differences that may arise between the recognition of milestone revenues and the underlying costs of development services, the gross margin from our development services activities may vary from period to period.

We also plan to ramp up sales of stationary energy storage units for use in homes, commercial sites and utilities. The applications for these battery systems include backup power, peak demand reduction, demand response and wholesale electric market services. However, we have not yet entered into a significant number of agreements through December 31, 2013.

Significant production cost improvements for Model S were achieved in 2013, including part cost reductions as well as manufacturing efficiencies. We expect some of these trends to continue as we execute on our roadmap of achieving further component cost reductions and benefit from economies of scale. We therefore expect our automotive gross margin to increase to about 28% in the fourth quarter of 2014, excluding potential zero emission vehicle (ZEV) credit sales and assuming a lower option take rate as we get to a more mainstream market and fewer people take the high performance options on Model S. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives, our ability to reach our gross margin goals would be negatively affected.

In October 2013, we entered into an amendment to our existing supply agreement with Panasonic Corporation (Panasonic) to, among other things, extend the term of the agreement by two years until December 31, 2017 and provide for the long-term preferential prices and a minimum of 1.8 billion lithium-ion battery cells that we will purchase from Panasonic from 2014 through 2017.

We recognized $129.8 million in ZEV credit sales in 2013 which contributed to our gross margin. Although ZEV credit revenue was strong for the year, over 90% of ZEV credit sales were recognized during the first half of 2013. We expect the contribution of ZEV credit revenue to remain low in the future relative to our automotive sales as we continue to grow our sales outside the United States. While we will pursue opportunities to monetize ZEV credits we earn from the sales of our vehicles, we do not plan to rely on these sales to be a contributor to gross margin. Our business model and financial plan is not predicated on such ZEV credits. Other regulatory credit sales recognized during 2013 were $64.7 million.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We continue to work on the design and engineering work on Model X and expect to have production design Model X prototypes on the road by the end of 2014 and begin volume deliveries to customers in the spring of 2015. Our ability to launch the Model X program on time and cost efficiently is dependent upon a variety of factors, including supplier readiness, engineering completion and testing.

We continued to expand our stores and service infrastructure during 2013 in order to expand our geographical presence and to provide better service in areas with a high concentration of Model S customers. To help drive demand in new geographic areas, we have also begun complementing our store strategy with sales capability within service centers to more rapidly and efficiently expand our retail footprint. As of the end of the year, we had stores, galleries and service centers in over 110 locations around the world, and plan to open many additional stores, galleries and service centers in 2014, including growing rapidly in multiple regions in China. We continue to build service infrastructure in advance of demand to ensure that after-sale services are available when and where needed, and to help create further demand.

At the end of May 2013, we announced the significant expansion of our Supercharger network as well as plans to reduce charging time at our Superchargers. Since the time of our announcement, we have been installing Superchargers at an accelerating pace. As of February 19, 2014, we had 90 Supercharger stations open and are continuing to expand our network in both North America and Europe. During 2014, we also intend to establish a Supercharger network in China, Japan and Hong Kong. If we experience difficulties in finding suitable sites, negotiating leases or obtaining required permits for such locations, our planned expansion of such Superchargers could be delayed.

Operating expense and capital expenditures are expected to significantly increase in absolute terms in 2014, as we plan to invest in the long-term growth of the company. In 2014, we plan to significantly expand production capacity for Model S and Model X, invest in our customer support infrastructure, complete the development of Model X and start early design work on our third generation vehicle, which we refer to as “Gen III”. Our research and development expenses in particular are expected to increase as design and engineering work accelerates on Model X. Our selling, general and administrative expenses will continue to grow in absolute terms as we expand our customer and corporate infrastructure globally.

We have recently indicated our intention to build the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. While we have not identified a final site for this facility, we currently expect that it will be located in one of the following states: Arizona, Nevada, New Mexico or Texas. We currently expect the facility to be built on a lot between 500 and 1,000 acres in size, with up to approximately 10 million square feet of production space with one or two levels. At full implementation, the Tesla Gigafactory is expected to have 6,500 dedicated Tesla and production partner employees. We currently plan to commence supplying battery packs manufactured at the Tesla Gigafactory for our vehicles, including the Gen III vehicle, and stationary storage applications, in approximately three years. The Tesla Gigafactory is currently expected to attain full production capacity in 2020, which is anticipated to be sufficient for the production of approximately 500,000 vehicles annually and stationary storage applications.

We believe that the Tesla Gigafactory will allow us to achieve a major reduction in the cost of our battery packs of greater than 30% on a per kWh basis by the end of the first year of volume production of Gen III. The total capital expenditures associated with the Tesla Gigafactory through 2020 are expected to be $4-5 billion, of which approximately $2 billion is expected to come from Tesla.

While our plan is to attempt to produce lithium-ion cells and finished battery packs for our Gen III vehicles at a new Tesla Gigafactory, our plans for such production are at a very early stage. We have no experience in the production of lithium-ion cells, and accordingly we intend to engage partners with significant experience in cell production and to date we have not formalized such partnerships. In addition, the cost of building and operating the Tesla Gigafactory could exceed our current expectations and the Tesla Gigafactory may take longer to bring online than we anticipate.

During the third quarter of 2013, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our Notes were met and accordingly, the Notes were convertible at the holder’s option during the fourth quarter of 2013. Although these conditions were not met during the fourth quarter of 2013 and therefore the Notes are not convertible during the first quarter of 2014, should such closing price conditions be met in a future quarter, the Notes will be convertible by their holders during the immediately following quarter. Upon conversion of the Notes, we will be obligated to pay cash for the principal amount of the converted Notes and we may also have to deliver shares of our common stock in respect of such converted Notes. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition.

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

Revenue Recognition

Automotive Sales

We recognize automotive sales revenue from sales of Model S, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits, such as ZEV and greenhouse gas emission (GHG) credits. We also recognize automotive sales revenue from the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Model S revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In certain circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer if the options do not limit the functionality of the vehicle. In such cases, we will continue to defer the related revenue based on the undelivered item’s fair value, as evidenced by the contractual price of the option in stand-alone transactions, where available, or using the selling price hierarchy where such prices do not exist. Additionally, if a customer purchases a vehicle option that requires us to provide services in the future, we will defer the related revenue based on the undelivered items’ fair value and recognize the associated revenue over our expected performance period. While these sales may take place separately from a vehicle sale, they are often part of a single vehicle sales agreement resulting in multiple element arrangements.

For multiple deliverable revenue arrangements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. To date, we have generally been able to establish the fair value for each of the deliverables within multiple element arrangements because we sell each of the vehicles, vehicle accessories and options separately, outside of any multiple element arrangements. To determine the appropriate accounting for recognition of our revenue, we consider whether the deliverables specified in the multiple element arrangement should be treated as separate units of accounting, and, if so, how the price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We also evaluate whether a delivered item has value on a stand-alone basis prior to delivery of the remaining items by determining whether we have made separate sales of such items or whether the undelivered items are essential to the functionality of the delivered items. Further, we assess whether we know the fair value of the undelivered items, determined by reference to stand-alone sales of such items. As each of these items has stand-alone value to the customer, revenue from sales of vehicle accessories and options are recognized when those specific items are delivered to the customer.

Resale Value Guarantee

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. Although we receive the full amount of cash for the vehicle sales price at delivery, we account for transactions under the resale value guarantee program as operating leases. Accordingly, we defer and amortize to automotive sales revenue the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program (i.e. the proxy operating lease term). Similarly, we capitalize and depreciate the cost of the respective operating lease vehicles less expected salvage value to cost of automotive sales over the same period. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the amount of the resale value guarantee and operating lease vehicle net book value is then recognized in automotive sales and cost of automotive sales, respectively.

We estimated the expected residual value based on an evaluation of market indicators, competitive factors as well as a third party valuation study. We will adjust our depreciation estimates as needed, if the expected salvage value is projected to be lower in future periods. As we accumulate more actual data related to the resale experience of Model S, we may be required to make significant changes to our estimates.

Regulatory Credit Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws and regulations provide that a manufacturer of zero emission vehicles may earn regulatory credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Similar regulations exist at the federal level which require compliance related to GHG emissions and also allow for the sale of excess credits by one manufacturer to other manufacturers. As a manufacturer solely of zero emission vehicles, we have earned regulatory credits, such as ZEV and GHG credits on vehicles, and we expect to continue to earn these credits in the future. Since our commercial vehicles are electric, we do not receive any compliance benefit from the generation of these credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our regulatory credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits are transferred to the purchasing party by the governmental agency issuing these credits.

Maintenance and Service Plans

We offer a prepaid maintenance program for Model S, which includes plans covering maintenance for up to eight years or up to 100,000 miles, provided these services are purchased within a specified period of time. The maintenance plans cover annual inspections and the replacement of wear and tear parts, excluding tires and the battery, with either a fixed fee per visit for Tesla Ranger service or unlimited Tesla Ranger visits for a higher initial purchase price. Payments collected in advance of the performance of service are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our performance obligations.

We also offer an extended service plan, which covers the repair or replacement of Model S parts for an additional four years or up to an additional 50,000 miles, after the end of our initial New Vehicle Limited Warranty, provided they are purchased within a specified period of time. For customers that are not covered by our New Vehicle Limited Warranties or our extended service plans, we offer Tesla Ranger service at a higher cost. Payments collected in advance of the performance of service are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales ratably over the service coverage periods.

We provided Tesla Roadster customers with the opportunity to purchase an extended warranty plan for the period after the end of our initial New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles. We refer to this program as our Extended Service plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales over the extended warranty period.

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

Warranties

We accrue warranty reserves at the time revenue is recognized for the sale of a vehicle or powertrain component. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a new vehicle or powertrain component and accordingly, the adjustments that we record may be material.

It is likely that as we sell additional vehicles and powertrain components and as we repair or replace items under warranty, we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

Valuation of Stock-Based Awards and Warrants

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (RSUs) granted to employees and our Employee Stock Purchase Plan (ESPP) which require us to measure the cost of employee services received in exchange for the stock-based awards, based on the grant date fair value of the awards. The fair value of stock options and ESPP are estimated on the grant date and offering date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period which is generally four years for stock options and RSUs and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of estimated forfeitures.

The fair value of stock options and the ESPP were estimated on the grant date for the periods below using the Black-Scholes option-pricing model and the following assumptions.

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate:
Stock options	1.3%	1.0%	2.0%
ESPP	0.1%	0.2%	0.2%
Expected term (in years):
Stock options	6.1	5.9	6.0
ESPP	0.5	0.5	0.5
Expected volatility:
Stock options	57%	63%	70%
ESPP	43%	51%	59%
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	0.0%

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

Each of the vesting tranches requires a combination of one of the ten pre-determined performance milestones outlined below and an incremental increase in our market capitalization of $4.0 billion, as compared to the initial market capitalization of $3.2 billion measured at the time of the 2012 CEO Grant.

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

The term of the 2012 CEO Grant is ten years, so any tranches that remain unvested at the expiration of the 2012 CEO Grant will be forfeited. In addition, unvested options will be forfeited if our CEO is no longer in that role, whether for cause or otherwise. Based on our current market valuation and operating plans, we believe that up to the first three tranches of the 2012 CEO Grant (all relating to Model X) will vest during 2014.

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

As of December 31, 2013, the market conditions for three vesting tranches were achieved and the following three performance milestones were considered probable of achievement.

•	Successful completion of the Model X Engineering Prototype (Alpha);

•	Successful completion of the Model X Vehicle Prototype (Beta);

•	Completion of the first Model X Production Vehicle.

None of the stock options granted under the 2012 CEO Grant has vested as the performance milestones have not yet been achieved as of December 31, 2013. However, as the above three performance milestones were considered probable of achievement, we recorded stock-based compensation expense of $14.5 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2013, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Revenues
Automotive sales	$1,997,786	$385,699	$148,568
Development services	15,710	27,557	55,674

Total revenues	2,013,496	413,256	204,242
Cost of revenues
Automotive sales	1,543,878	371,658	115,482
Development services	13,356	11,531	27,165

Total cost of revenues	1,557,234	383,189	142,647
Gross profit	456,262	30,067	61,595
Operating expenses
Research and development	231,976	273,978	208,981
Selling, general and administrative	285,569	150,372	104,102

Total operating expenses	517,545	424,350	313,083

Loss from operations	(61,283)	(394,283)	(251,488)
Interest income	189	288	255
Interest expense	(32,934)	(254)	(43)
Other income (expense), net	22,602	(1,828)	(2,646)

Loss before income taxes	(71,426)	(396,077)	(253,922)
Provision for income taxes	2,588	136	489

Net loss	$(74,014)	$(396,213)	$(254,411)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Vehicle, options and related sales	$1,952,684	$354,344	$101,708
Powertrain component and related sales	45,102	31,355	46,860

Total automotive sales	$1,997,786	$385,699	$148,568

Automotive sales for the year ended December 31, 2013 were $2.0 billion, an increase from $385.7 million for the year ended December 31, 2012. Vehicle, options and related sales primarily represent revenues related to deliveries of Model S, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the year ended December 31, 2013 were $1.95 billion, an increase from $354.3 million for the year ended December 31, 2012. The significant increase in vehicle, options and related sales was primarily driven by the delivery of 22,477 Model S vehicles for the year, including the commencement of European deliveries in August 2013. For the year ended December 31, 2012, we had delivered about 2,650 Model S vehicles following the commencement of our Model S deliveries in June 2012. The increase also resulted from higher sales of regulatory credits including $129.8 million in ZEV credit sales for the year ended December 31, 2013, compared to $32.4 million for the year ended December 31, 2012.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and, accordingly, we defer and amortize to revenues the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the amount of the resale value guarantee is then recognized in automotive sales. Through December 31, 2013, we delivered approximately 5,200 Model S vehicles under the resale value guarantee program. As of December 31, 2013, we recorded $230.9 million in deferred revenues and $236.3 million in resale value guarantee related to Model S deliveries with the resale value guarantee. For the year ended December 31, 2013, we recognized revenue of $29.1 million in automotive sales related to this program.

Powertrain component and related sales for the periods presented were related to powertrain component sales to Toyota under the RAV4 EV supply and services agreement which commenced in March 2012. Powertrain component and related sales for the year ended December 31, 2013 were $45.1 million, an increase from $34.1 million for the year ended December 31, 2012.

Automotive sales for the year ended December 31, 2012 were $385.7 million, an increase from $148.6 million for the year ended December 31, 2011.

Vehicle, options and related sales for the year ended December 31, 2012 were $354.3 million, an increase from $101.7 million for the year ended December 31, 2011. The increase in vehicle, options and related sales was primarily attributable to the commencement of Model S customer deliveries in June 2012 and subsequent ramp as well as sales of regulatory credits, partially offset by a decrease in the number of Tesla Roadsters sold as we completed production of the Tesla Roadster in January 2012 and were selling our remaining inventory primarily in Europe and Asia.

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

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automotive manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications.

Development services revenue for the year ended December 31, 2013 was $15.7 million, a decrease from $27.6 million for the year ended December 31, 2012. Development services revenue for the year ended December 31, 2012 was $27.6 million, a decrease from $55.7 million for the year ended December 31, 2011.

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. In 2012, we received two purchase orders from Daimler to begin development work and also entered into a separate development agreement under which we would complete various milestones and deliver prototype samples. During the years ended December 31, 2013 and 2012, we recognized a total $15.7 million and $15.9 million in development services revenue, respectively, related to this program.

In July 2010, we entered into an agreement with Toyota to initiate development of an electric powertrain for the Toyota RAV4. Under this Phase 0 development agreement, prototypes were made by us by combining the Toyota RAV4 model with a Tesla electric powertrain. In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software, which would be integrated into an electric vehicle version of the Toyota RAV4. During the year ended December 31, 2011, we completed various milestones and delivered several samples under the Phase 1 agreement and delivered all development services under the Phase 0 agreement. During the three months ended March 31, 2012, we completed our remaining milestones and delivered samples under the Phase 1 agreement. Development services revenue under these arrangements with Toyota for the years ended December 31, 2012 and 2011 was $10.7 million and $55.0 million, respectively.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales for the year ended December 31, 2013 was $1.54 billion, an increase from $371.7 million for the year ended December 31, 2012. Cost of automotive sales includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs and reserves for estimated warranty expenses. Cost of automotive sales also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. The increase in cost of automotive sales was driven primarily by Model S deliveries, including the commencement of European deliveries in August 2013, as well as deliveries of electric powertrain component and systems to Toyota under the Toyota RAV4 EV supply and services agreement.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle and vehicle options through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, we capitalize the cost of Model S into operating lease vehicles and depreciate the respective operating lease vehicles less expected salvage value to cost of automotive sales on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the remaining operating lease vehicle net book value is then recognized in automotive sales. As of December 31, 2013, we recorded $377.0 million in operating lease vehicles, net, related to Model S deliveries with the resale value guarantee. For the year ended December 31, 2013, we recognized $19.4 million in cost of automotive sales related to vehicle depreciation under this program. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the year ended December 31, 2013, warranty costs incurred for our resale value guarantee vehicles were $1.6 million.

Gross profit for the year ended December 31, 2013 was $456.3 million, an increase from $30.1 million for the year ended December 31, 2012. This increase was driven primarily by Model S deliveries which began in June 2012 in North America and in August 2013 in Europe and the sales of regulatory credits which carry no associated cost of revenues. The increase was also attributable to our continuing cost reduction efforts including process efficiencies in manufacturing and supply chain, design improvements, as well as reduction of waste in the supply chain.

Cost of automotive sales for the year ended December 31, 2012 was $371.7 million, an increase from $115.5 million for the year ended December 31, 2011. The increase in cost of automotive sales was driven primarily by the commencement of Model S deliveries in June 2012 as well as electric powertrain component and systems sales to Toyota as we began to deliver under the Toyota RAV4 EV supply and services agreement, partially offset by a decrease in the number of Tesla Roadster deliveries and battery packs and chargers delivered to Daimler.

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

R&D expenses for the year ended December 31, 2013 were $232.0 million, a decrease from $274.0 million for the year ended December 31, 2012. R&D expenses decreased due to significant development, prototyping and testing expenses related to the Model S launch in 2012, partially offset by an increase in similar costs in 2013 for Model X and right-hand drive Model S and other programs. The $42.0 million decrease in R&D expenses during the year ended December 31, 2013 consisted primarily of an $18.2 million decrease in expensed materials, an $8.5 million decrease in employee compensation expenses, a $7.8 million decrease in costs related to Model S engineering, design and testing activities, a $6.6 million decrease in shipping charges for Model S prototype materials and a $4.9 million decrease in office, information technology and facilities-related costs. The decrease was partially offset by a $5.0 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants.

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

SG&A expenses for the year ended December 31, 2013 were $285.6 million, an increase from $150.4 million for the year ended December 31, 2012. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The $135.2 million increase in our SG&A expenses during the year ended December 31, 2013 consisted primarily of a $62.8 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $36.8 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $17.8 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants and a $17.2 million increase in professional and outside services costs.

SG&A expenses for the year ended December 31, 2012 were $150.4 million, an increase from $104.1 million for the year ended December 31, 2011. The $46.3 million increase in our selling, general and administrative expenses during the year ended December 31, 2012 consisted primarily of a $24.3 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $9.4 million increase in office, information technology and facilities-related costs to support an expanded store and service network and the growth of our business in general, a $6.0 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, and a $6.0 million increase in professional and outside services costs.

Interest Expense

Interest expense for the year ended December 31, 2013 was $36.4 million, an increase from $7.9 million for the year ended December 31, 2012. Historically, we incurred interest expense primarily from our loans under the DOE Loan Facility and capitalized interest to assets under construction related to significant asset construction. For the year ended December 31, 2013 and 2012, we capitalized $3.5 million and $7.6 million of interest expense to construction in progress, respectively.

In May 2013, we issued $660.0 million aggregate principal amount of Notes. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. Under the terms of the Notes, 1.50% coupon interest per annum on the principal amount of the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. For the year ended December 31, 2013, we recognized $1.2 million of interest expense related to the amortization of debt issuance costs and $5.9 million of coupon interest expense.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $82.8 million in equity. The resulting debt discount on the Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the Notes. For the year ended December 31, 2013, we recognized $9.1 million of interest expense related to the amortization of the debt discount.

In May 2013, we used a portion of the Notes offering proceeds to repay our outstanding Department of Energy (DOE) loan principal of $439.6 million, a $10.8 million early repayment fee and accrued interest of $1.4 million. As a result of the extinguishment of our loans, unamortized loan origination costs associated with the DOE Loan Facility of $5.6 million were charged to interest expense. For the year ended December 31, 2013, we recorded total interest expense of $17.8 million related to the early repayment fee, accrued interest and the amortization of the remaining loan origination costs on the DOE Loan Facility.

Interest expense for the year ended December 31, 2012 and 2011 was $7.9 million and $5.1 million, respectively, incurred primarily from our loans under the DOE Loan Facility to fund our Model S and powertrain activities, and as of August 2012, we had fully drawn down on the DOE Loan Facility. During the years ended December 31, 2012 and 2011, we capitalized $7.6 million and $5.1 million of interest expense to construction in progress, respectively.

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

Other income, net, for the year ended December 31, 2013 was $22.6 million, an increase in income compared to other expense, net, of $1.8 million for the year ended December 31, 2012. The increase in other income, net, was primarily due to the reduction in fair value of our DOE common stock warrant liability of $10.7 million for the year ended December 31, 2013. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017;

therefore, the DOE warrant was no longer expected to vest. The increase in other income, net, was also attributable to the favorable foreign currency exchange impact from our foreign currency-denominated liabilities during the year ended December 31, 2013, especially related to the Japanese yen.

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

Provision for Income Taxes

Our provision for income taxes for the year ended December 31, 2013 was $2.6 million, compared to $0.1 million for the year ended December 31, 2012. The increase for the year ended December 31, 2013 was due primarily to the increase in taxable income in our international jurisdictions as we commenced European deliveries of Model S in August 2013.

Our provision for income taxes for the year ended December 31, 2012 was $0.1 million, a decrease from $0.5 million for the year ended December 31, 2011. The decrease was due primarily to the decrease in taxable income in our international jurisdictions as we concluded sales of the Tesla Roadster.

Liquidity and Capital Resources

Since inception and through the year ended December 31, 2013, we had accumulated net operating losses of $1.14 billion and have used $466.7 million of cash in operations. As of December 31, 2013, we had $845.9 million in principal sources of liquidity available from our cash and cash equivalents including $460.3 million of money market funds.

Other sources of cash include cash from our deliveries of Model S, customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services, and sales of powertrain components and systems. In the short term, we expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and certain future products, establish and expand our stores, service centers and Supercharger network and to make the investments in tooling and manufacturing capital required to introduce Model X and to continue to ramp up production of Model S. We may seek additional capital sources to partially fund certain long-term growth initiatives, such as to build the Tesla Gigafactory and for future products such as our third generation vehicle.

During the year ended December 31, 2013, we increased the number of Superchargers to nearly 90 locations in North America and in Europe. We expect to continue making investments in the Supercharger network in 2014, including in China.

If market conditions are favorable, we will continually evaluate alternatives to opportunistically pursue liquidity options. Also, should prevailing economic conditions and/or financial, business or other factors adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements through additional or alternative sources of financing. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

We currently anticipate making aggregate capital expenditures of between $650 million and $850 million during the year ending December 31, 2014.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

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

During the fourth quarter of 2013, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the Notes to convert have been met as of December 31, 2013. Therefore, the Notes are not convertible during the first quarter of 2014 and are classified as long-term debt. Should the closing price conditions be met in the first quarter of 2014 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter.

For more information on the Notes, see Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

Common Stock Offering and Concurrent Private Placement

Concurrent with the execution of the Notes and related transactions in May 2013, we also completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.1 million (which includes 487,857 shares or $45.0 million sold to our Chief

Executive Officer (CEO)), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price.

Customer Deposits

Customer deposits consist of payments that allow potential customers to place an order for the future purchase of a Model S or Model X. These amounts are recorded as current liabilities until the vehicle is delivered. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as customer deposits are generally not restricted as to their use by us. Upon delivery of the vehicle, the related customer deposits are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

Historically, we have referred to such customer deposits as reservation payments and these initial reservation payments have been fully refundable until such time that the customer selected the vehicle specifications and entered into a purchase agreement. We have eliminated the reservation process for Model S in North America and in most of our markets in Europe, as vehicle production became more reliable and customer wait times decreased. Customers now initiate their purchase by ordering their customized Model S rather than placing a generic reservation in queue. As a result of this transition away from reservations, we have renamed the “reservation payments” caption on our consolidated financial statements to “customer deposits.” Customer deposits related to Model X still represent fully refundable reservations. As of December 31, 2013, we held customer deposits of $163.2 million.

Summary of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$257,994	$(266,081)	$(128,034)
Net cash used in investing activities	(249,417)	(206,930)	(162,258)
Net cash provided by financing activities	635,422	419,635	446,000

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

Net cash provided by operating activities was $258.0 million during the year ended December 31, 2013 net of adjustments for non-cash items such as depreciation and amortization of $106.1 million, $80.7 million related to stock-based compensation expense, inventory write-downs of $8.9 million, $5.6 million related to the amortization of all remaining DOE loan origination costs as a result of the repayment of our outstanding loans under the DOE Loan Facility and $9.1 million related to the amortization of debt discount on our Notes, partially offset by other income associated with the reduction in fair value of the DOE common stock warrant liability of $10.7 million. Significant operating cash inflows were comprised primarily of automotive sales of $2.00 billion, a $537.4 million net increase in deferred revenue, resale value guarantee and other long-term liabilities primarily associated with Model S deliveries with the resale value guarantee, $15.7 million of development services revenue and a $24.2 million net increase in customer deposits, partially offset by a $21.9 million increase in accounts receivable due to regulatory credit sales recognized at the end of the fourth quarter and receivables from our financing partners.

Significant operating cash outflows for the year ended December 31, 2013 were primarily related to $1.56 billion of cost of revenues, a $463.3 million increase in inventory and operating lease vehicles, $517.5 million of operating expenses, and a $17.5 million increase in prepaid expenses and other current assets, partially offset by a $66.3 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

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

Significant operating cash inflows for the year ended December 31, 2012 were comprised primarily of automotive sales of $385.7 million, a $47.1 million net increase in customer deposits and $27.6 million of development services revenue.

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

Significant operating cash inflows during the year ended December 31, 2011 were comprised primarily of automotive sales of $148.6 million, $55.7 million of development services revenue and a $61.0 million net increase in customer deposits, partially offset by a $2.8 million increase in accounts receivable and a $1.9 million decrease in deferred revenue. The increase in accounts receivable was related primarily to receivables from Toyota for shipments of powertrain components under the Toyota RAV4 EV Phase 1 contract services agreement and shipments of battery packs and chargers to Daimler under the Daimler Smart fortwo and A-Class EV programs.

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

Net cash used in investing activities was $249.4 million during the year ended December 31, 2013 primarily related to $264.2 million in purchases of capital equipment and tooling to support our manufacturing facility and expand our store, service and a Supercharger network, including $18.5 million related to the purchase of additional land at our Fremont factory and a $14.8 million net transfer out of our dedicated DOE account as a result of the termination of our DOE Loan Facility.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $635.4 million during the year ended December 31, 2013 and was comprised primarily of $660.0 million from our Notes offering in May 2013, $415.0 million received from our public offering of common stock and concurrent private placement completed in May 2013, $120.3 million from the sale of warrants as part of our bond hedge and warrant transactions executed in May 2013, and $95.3 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan; partially offset by $452.3 million related to our repayment of all outstanding loan principal under the DOE Loan Facility, $177.5 million related to the purchase of convertible note hedges as part of our bond hedge and warrant transactions executed in May 2013, $16.9 million of Notes and common stock issuance costs and $8.4 million related to principal payments on our capital leases.

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

Contractual Obligations

The following table sets forth, as of December 31, 2013 certain significant cash obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2014	2015	2016	2017	2018 and thereafter
Operating lease obligations	$161,488	$27,004	$27,372	$26,621	$24,706	$55,785
Capital lease obligations	21,790	8,927	7,752	4,512	595	4
Convertible debt	704,536	10,102	9,897	9,897	9,897	664,743

Total	$887,814	$46,033	$45,021	$41,030	$35,198	$720,532

In October 2010, we completed the purchase of our Tesla Factory located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which could affect soil and groundwater, and is currently undertaking efforts to address these conditions. Although we have been advised by NUMMI that it has documented and managed the environmental issues, we cannot determine with certainty the potential costs to remediate any pre-existing contamination. Based on management’s best estimate, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. As NUMMI continues with its decommissioning activities and as we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

We reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions, and NUMMI has agreed to pay the next $15.0 million for such remediation activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing. Through December 31 2013, remediation costs of $2.1 million had been incurred by NUMMI; therefore, we classified $2.1 million of $5.5 million environmental liabilities to accrued liabilities on our consolidated balance sheet as of December 31, 2013. As of December 31, 2013 and 2012, we accrued a total of $5.5 million and $5.3 million related to these environmental liabilities, respectively.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. We commenced deliveries of Model S in June 2012 to customers in North America and to European customers in August 2013. Through December 31, 2013, a majority of our revenues have been denominated in U.S. dollars, with a growing exposure to euro and Norwegian krona; however, a portion of our costs and expenses during the year ended December 31, 2013 was denominated in foreign currencies, including the Japanese yen, euro and British pound. Accordingly, if the value of the U.S. dollar depreciates significantly against currencies where we have a net short exposure, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase which may adversely impact our operating results. We plan to start Asian deliveries in 2014. As we continue to launch Model S overseas, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar against such currencies would tend to reduce our revenues as measured in U.S. dollars.

As a result of a favorable foreign currency exchange impact from foreign currency-denominated liabilities, especially related to the Japanese yen, we recorded gains of $11.9 million on foreign exchange transactions in other income (expense), net, for the year ended December 31, 2013.

Interest Rate Risk

We had cash and cash equivalents totaling $845.9 million as of December 31, 2013. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of December 31, 2013, we had $660.0 million aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $20.6 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla Motors, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tesla Motors, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2014

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$845,889	$201,890
Restricted cash	3,012	19,094
Accounts receivable	49,109	26,842
Inventory	340,355	268,504
Prepaid expenses and other current assets	27,574	8,438

Total current assets	1,265,939	524,768

Operating lease vehicles, net	382,425	10,071
Property, plant and equipment, net	738,494	552,229
Restricted cash	6,435	5,159
Other assets	23,637	21,963

Total assets	$2,416,930	$1,114,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$303,969	$303,382
Accrued liabilities	108,252	39,798
Deferred revenue	91,882	1,905
Capital lease obligations, current portion	7,722	4,365
Customer deposits	163,153	138,817
Convertible debt, current portion	182	—
Long-term debt, current portion	—	50,841

Total current liabilities	675,160	539,108
Common stock warrant liability	—	10,692
Capital lease obligations, less current portion	12,855	9,965
Deferred revenue, less current portion	181,180	3,060
Convertible debt, less current portion	586,119	—
Resale value guarantee	236,299	—
Long-term debt, less current portion	—	401,495
Other long-term liabilities	58,197	25,170

Total liabilities	1,749,810	989,490

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of December 31, 2013 and 2012, respectively; 123,090,990 and 114,214,274 shares issued and outstanding as of December 31, 2013 and 2012, respectively	123	115
Additional paid-in capital	1,806,617	1,190,191
Accumulated deficit	(1,139,620)	(1,065,606)

Total stockholders’ equity	667,120	124,700

Total liabilities and stockholders’ equity	$2,416,930	$1,114,190

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Automotive sales	$1,997,786	$385,699	$148,568
Development services	15,710	27,557	55,674

Total revenues	2,013,496	413,256	204,242
Cost of revenues
Automotive sales	1,543,878	371,658	115,482
Development services	13,356	11,531	27,165

Total cost of revenues	1,557,234	383,189	142,647
Gross profit	456,262	30,067	61,595
Operating expenses
Research and development	231,976	273,978	208,981
Selling, general and administrative	285,569	150,372	104,102

Total operating expenses	517,545	424,350	313,083

Loss from operations	(61,283)	(394,283)	(251,488)
Interest income	189	288	255
Interest expense	(32,934)	(254)	(43)
Other income (expense), net	22,602	(1,828)	(2,646)

Loss before income taxes	(71,426)	(396,077)	(253,922)
Provision for income taxes	2,588	136	489

Net loss	$(74,014)	$(396,213)	$(254,411)

Net loss per share of common stock, basic and diluted	$(0.62)	$(3.69)	$(2.53)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	119,421,414	107,349,188	100,388,815

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$74,014	$396,213	$254,411

Other comprehensive income (loss), net of tax:
Unrealized net loss on short-term marketable securities	—		(3)
Reclassification adjustment for gain included in net loss	—	3	—

Other comprehensive income (loss)	—	3	(3)

Comprehensive loss	$74,014	$396,210	$254,414

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2010	94,908,370	$95	$621,935	$(414,982)	$—	$207,048
Issuance of common stock in June 2011 public offering at $28.76 per share, net of issuance costs of $305	6,095,000	6	172,403	—	—	172,409
Issuance of common stock in June 2011 concurrent private placements at $28.76 per share	2,053,475	2	59,056	—	—	59,058
Issuance of common stock upon exercise of stock options, net of repurchases	1,250,002	1	6,642	—	—	6,643
Issuance of common stock under employee stock purchase plan	223,458	—	3,882	—	—	3,882
Stock-based compensation	—	—	29,419	—	—	29,419
Comprehensive loss:
Net loss	—	—	—	(254,411)	—	(254,411)
Unrealized loss on short-term marketable securities, net	—	—	—	—	(3)	(3)

Total comprehensive loss	—	—	—	—	—	(254,414)

Balance as of December 31, 2011	104,530,305	104	893,337	(669,393)	(3)	224,045
Issuance of common stock in October 2012 public offering at $28.25 per share, net of issuance costs of $584	7,964,601	8	221,483	—	—	221,491
Issuance of common stock upon exercise of stock options, net of repurchases	1,345,842	2	16,498	—	—	16,500
Issuance of common stock under employee stock purchase plan	373,526	1	8,388	—	—	8,389
Stock-based compensation	—	—	50,485	—	—	50,485
Comprehensive loss:
Net loss	—	—	—	(396,213)	—	(396,213)
Unrealized loss on short-term marketable securities, net	—	—	—	—	3	3

Total comprehensive loss	—	—	—	—	—	(396,210)

Balance as of December 31, 2012	114,214,274	115	1,190,191	(1,065,606)	—	124,700
Issuance of common stock in May 2013 public offering at $92.20 per share, net of issuance costs of $6,367	3,902,862	3	353,629	—	—	353,632
Issuance of common stock in May 2013 concurrent private placements at $92.20 per share	596,272	1	55,000	—	—	55,001
Conversion feature of convertible senior notes due 2018	—	—	82,842	—	—	82,842
Purchase of bond hedges	—	—	(177,540)	—	—	(177,540)
Sales of warrant	—	—	120,318	—	—	120,318
Issuance of common stock upon exercise of stock options	3,852,673	3	82,570	—	—	82,573
Issuance of common stock upon release of restricted stock units, net of shares withheld for employee taxes	6,166	—	(1,116)	—	—	(1,116)
Issuance of common stock under employee stock purchase plan	518,743	1	13,848	—	—	13,849
Stock-based compensation	—	—	86,875	—	—	86,875
Net loss	—	—	—	(74,014)	—	(74,014)

Balance as of December 31, 2013	123,090,990	$123	$1,806,617	$(1,139,620)	$—	$667,120

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net loss	$(74,014)	$(396,213)	$(254,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	106,083	28,825	16,919
Stock-based compensation	80,737	50,145	29,419
Amortization of discount on convertible debt	9,143	—	—
Inventory write-downs	8,918	4,929	1,828
Write-off of Department of Energy (DOE) loan origination costs	5,558	—	—
Change in fair value of DOE warrant liability	(10,692)	1,854	2,750
Other non-cash operating activities	3,611	1,560	233
Foreign currency transaction gain	3,655	—	—
Changes in operating assets and liabilities
Accounts receivable	(21,917)	(17,303)	(2,829)
Inventories and operating lease vehicles	(463,270)	(194,726)	(13,638)
Prepaid expenses and other current assets	(17,466)	1,121	(248)
Other assets	(342)	(482)	(288)
Accounts payable	(243)	187,821	19,891
Accrued liabilities	66,567	9,603	10,620
Deferred revenue	268,153	(526)	(1,927)
Customer deposits	24,243	47,056	61,006
Resale value guarantee	236,299	—	—
Other long-term liabilities	32,971	10,255	2,641

Net cash provided by (used in) operating activities	257,994	(266,081)	(128,034)

Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases	(264,224)	(239,228)	(184,226)
Withdrawals out of our dedicated Department of Energy account, net	14,752	8,620	50,121
(Increase) decrease in other restricted cash	55	(1,330)	(3,201)
Purchases of marketable securities	—	(14,992)	(64,952)
Maturities of short-term marketable securities	—	40,000	40,000

Net cash used in investing activities	(249,417)	(206,930)	(162,258)

Cash Flows From Financing Activities
Proceeds from convertible debt	660,000	—	—
Proceeds from issuance of common stock in public offering	360,000	221,496	172,410
Proceeds from issuance of warrants	120,318	—	—
Proceeds from exercise of stock options and other stock issuances	95,307	24,885	10,525
Proceeds from issuance of common stock in private placement	55,000	—	59,058
Principal payments on DOE loans	(452,337)	(12,710)	—
Purchase of convertible note hedges	(177,540)	—	—
Common stock and convertible debt issuance costs	(16,901)	—	—
Principal payments on capital leases and other debt	(8,425)	(2,832)	(416)
Proceeds from DOE loans	—	188,796	204,423

Net cash provided by financing activities	635,422	419,635	446,000

Net increase (decrease) in cash and cash equivalents	643,999	(53,376)	155,708
Cash and cash equivalents at beginning of period	201,890	255,266	99,558

Cash and cash equivalents at end of period	$845,889	$201,890	$255,266

Supplemental Disclosures
Interest paid	$9,041	$6,938	$3,472
Income taxes paid	257	117	282
Supplemental noncash investing activities
Acquisition of property and equipment	38,789	44,890	15,592

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Notes to Consolidated Financial Statements

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market, manufacture, sell and/or service our vehicles.

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

Automotive Sales

Automotive sales consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Vehicle, options and related sales	$1,952,684	$354,344	$101,708
Powertrain component and related sales	45,102	31,355	46,860

Total automotive sales	$1,997,786	$385,699	$148,568

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

In regards to the sale of Model S and the Tesla Roadster, revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In certain circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer if the options do not limit the functionality of the vehicle. In such cases, we will continue to defer the related revenue based on the undelivered item’s fair value, as evidenced by the contractual price of the option in stand-alone transactions, where available, or using the selling price hierarchy where such prices do not exist. Additionally, if a customer purchases a vehicle option that requires us to provide services in the future, we will defer the related revenue based on the undelivered items’ fair value and recognize the associated revenue over our expected performance period.

While the sale of vehicle option may take place separately from a vehicle sale, they are often part of a single vehicle sales agreement resulting in multiple element arrangements. To determine the appropriate accounting for recognition of our revenue, we consider whether the deliverables specified in the multiple element arrangement should be treated as separate units of accounting, and, if so, how the price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We also evaluate whether a delivered item has value on a stand-alone basis prior to delivery of the remaining items by determining whether we have made separate sales of such items or whether the undelivered items are essential to the functionality of the delivered items. Further, we assess whether we know the fair value of the undelivered items, determined by reference to stand-alone sales of such items. To date, we have generally been able to establish the fair value for each of the deliverables within these multiple element arrangements because we sell each of the vehicles, vehicle accessories and options separately, outside of any multiple element arrangements. As each of these items has stand-alone value to the customer, revenue from sales of vehicle accessories and options are recognized when those specific items are delivered to the customer. In the case of access to our Supercharger network and connectivity, we use our best estimate of selling price and TPE, respectively, to allocate fair value to the deliverables to be recognized over our expected performance period. As of December 31, 2013, we had deferred $10.3 million related to access to our Supercharger network and $0.7 million related to connectivity.

Resale Value Guarantee

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. Although we receive the full amount of cash for the vehicle sales price at delivery, we account for transactions under the resale value guarantee program as operating leases. Accordingly, we defer and amortize to automotive sales revenue the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program (i.e., the proxy operating lease term). Similarly, we capitalize and depreciate the cost of the respective operating lease vehicles less expected salvage value to cost of automotive sales over the same period. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, or the resale value guarantee is forfeited, any unamortized deferred revenue (including the amount of the resale value guarantee) and operating lease vehicle net book value is then recognized in automotive sales and cost of automotive sales, respectively.

The resale value guarantee amount represents management’s best estimate as to the resale value of the Model S vehicle and related vehicle options during the 36 to 39 month period after delivery. Since we are depreciating our operating lease vehicles to the resale value guarantee amount, which approximates the expected salvage value of our operating lease vehicles at the end of their economic useful life (i.e. the end of their expected operating lease term), we will adjust our depreciation estimates as needed, if the expected salvage value is projected to be lower in future periods. As we accumulate more actual data related to the resale experience of Model S, we may be required to make significant changes to our estimates.

Account activity related to our resale value guarantee program consisted of the following for the period presented (in thousands):

Year ended December 31, 2013
Operating lease vehicles under the resale value guarantee program—beginning of period	$—
Increase in operating lease vehicles under the resale value guarantee program	396,361
Depreciation expense recorded in cost of automotive sales	17,171
Additional depreciation expense recorded in cost of automotive sales as a result of early cancellation of resale value guarantee	2,211

Operating lease vehicles under the resale value guarantee program—end of period	$376,979

Deferred revenue related to the resale value guarantee program—beginning of period	$—
Increase in deferred revenue related to Model S deliveries with resale value guarantee	259,962
Amortization of deferred revenue recorded in automotive sales	27,654
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	1,452

Deferred revenue related to the resale value guarantee program—end of period	$230,856

Resale value guarantee liability—beginning of period	$—
Increase in resale value guarantee	237,620
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	1,322

Resale value guarantee liability—end of period	$236,298

Regulatory Credits Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws and regulations provide that a manufacturer of zero emission vehicles may earn regulatory credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Similar regulations exist at the federal level that require compliance related to GHG emissions and also allow for the sale of excess credits by one manufacturer to other manufacturers. As a manufacturer solely of zero emission vehicles, we have earned emission credits, such as ZEV and GHG credits on vehicles, and we expect to continue to earn these credits in the future. Since all of our commercial vehicles are electric, we do not receive any compliance benefit from the generation of these credits, and accordingly look to sell them to other vehicle manufacturers. In order to facilitate the sale of these credits, we enter into contractual agreements with third parties requiring them to purchase our regulatory credits at pre-determined prices. We recognize revenue on the sale of these credits at the time legal title to the credits is transferred to the purchasing party by the governmental agency issuing the credits. Revenue from the sale of regulatory credits totaled $194.4 million, $40.5 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Maintenance and Service Plans

We offer a prepaid maintenance program for Model S, which includes plans covering maintenance for up to eight years or up to 100,000 miles, provided these services are purchased within a specified period of time. The maintenance plans cover annual inspections and the replacement of wear and tear parts, excluding tires and the battery, with either a fixed fee per visit for Tesla Ranger service or unlimited Tesla Ranger visits for a higher initial purchase price. Payments collected in advance of the performance of service are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our performance obligations.

We also offer an extended service plan, which covers the repair or replacement of Model S parts for an additional four years or up to an additional 50,000 miles, after the end of our initial New Vehicle Limited Warranty, provided they are purchased within a specified period of time. For customers that are not covered by our New Vehicle Limited Warranties or our extended service plans, we offer Tesla Ranger service at a higher cost. Payments collected in advance of the performance of service are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales ratably over the service coverage periods.

As of December 31, 2013, we had deferred $24.9 million related to our maintenance and service plans. During the year ended December 31, 2013, we recognized revenue of $0.6 million related to these plans.

We provided Tesla Roadster customers with the opportunity to purchase an extended warranty plan for the period after the end of our initial New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles. We refer to this program as our Extended Service plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales over the extended warranty period. As of December 31, 2013 and 2012, we had deferred $1.4 million and $1.5 million, respectively. During the years ended December 31, 2013 and 2012, we recognized revenue of $0.4 million and $0.1 million related to this program, respectively.

Additionally, we have previously provided customers of our Tesla Roadsters with a one-time option to replace the battery packs in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. We refer to this program as our Battery Replacement program. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our obligation to replace the battery packs. As of December 31, 2013 and 2012, we had deferred $1.3 million and $1.2 million, respectively, related to the Battery Replacement program and have not yet recognized any related revenues.

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

Cash and Cash Equivalents

All highly liquid investments with an original or remaining maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently invest excess cash primarily in money market funds.

Marketable Securities

Marketable securities have historically been comprised of commercial paper and corporate debt and are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense), net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other income (expense), net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

When held, we regularly review all of our marketable securities for other-than-temporary declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the impairment, (ii) the creditworthiness of the security issuers, (iii) the length of time a security is in an unrealized loss position, and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. We maintained total restricted cash of $9.4 million and $24.3 million as of December 31, 2013 and 2012, respectively. Restricted cash as of December 31, 2012 primarily represented cash held in separate dedicated accounts required under our Department of Energy (DOE) loan facility (see Note 6) and was used as a mechanism to defer advances under the DOE loan facility as well as to pre-fund planned loan repayments. Upon termination of the DOE loan facility in May 2013, $29.3 million held in these dedicated accounts were released by the DOE. Current and noncurrent restricted cash as of December 31, 2013 was comprised primarily of security deposits held by vendors as part of the vendors’ standard credit policies, security deposits related to lease agreements and equipment financing, and certain refundable customer deposits segregated in accordance with state consumer protection regulations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to sales of powertrain systems and regulatory credits to other global automotive manufacturers (OEMs). In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we provide an allowance against amounts receivable to reduce the net recognized receivable to the amount we reasonably believe will be collected. We typically do not carry accounts receivable related to our vehicle and related sales as customer payments are due prior to vehicle delivery, except for the amounts due from commercial financial institutions for approved financing arrangements between our customers and the financial institutions.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. Our cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. We invest cash not required for use in operations in high credit quality securities based on our investment policy. Our investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that we believe will provide liquidity while reducing risk of loss of capital. Historically, when held, investments were of a short-term nature and included investments in corporate debt securities.

As of December 31, 2013 and 2012, our accounts receivable were derived primarily from sales of regulatory credits, as well as the development and sales of powertrain components and systems to OEMs. Accounts receivable also included amounts to be received from commercial financial institutions for approved financing arrangements between our customers and the financial institutions.

The following summarizes the accounts receivable from our OEM customers in excess of 10% of our total accounts receivable:

	December 31, 2013	December 31, 2012
Customer A	30%	56%
Customer B	9%	15%

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

Depreciation for tooling is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the related assets. During the year ended December 31, 2013, we increased the estimated productive life for tooling from 125,000 vehicles to 150,000 vehicles based on our current estimates of production.

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease.

Upon the retirement or sale of our property, plant and equipment, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life. Land is not depreciated.

Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets.

Operating Lease Vehicles

Vehicles delivered under our resale value guarantee program, vehicles that are leased as part of our leasing program as well as any vehicles that are sold with a significant buy-back guarantee are classified as operating lease vehicles as the related revenue transactions are treated as operating leases. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected operating lease term. The total cost of operating lease vehicles recorded in the consolidated balance sheets as of December 31, 2013 and 2012 was $401.9 million and $13.4 million, respectively. Accumulated depreciation related to leased vehicles as of December 31, 2013 and 2012 was $19.5 million and $3.3 million, respectively.

Intangible Assets

Intangible assets with finite useful lives are amortized over their estimated useful lives. As of December 31, 2013 and 2012, intangible assets were comprised of emission permits related to our Tesla Factory. Although these emission permits have a longer useful life than the Tesla Factory, they are related to the operation of our Tesla Factory and therefore, are amortized over the same useful life.

Long-lived Assets

We evaluate our long-lived assets, including intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset (or asset group) may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2013 and 2012, we did not record any material impairment losses on our long-lived assets.

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

Advertising and Promotion Costs

Advertising and sales promotion costs are expensed as incurred. During the years ended December 31, 2013, 2012 and 2011, advertising, promotion and related marketing expenses were $9.0 million, $3.9 million and $2.9 million, respectively.

Shipping and Handling Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and related shipping and handling costs are included in cost of revenues.

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

Stock-based Compensation

We recognize compensation expense for costs related to all share-based payments, including stock options, restricted stock units (RSUs) and our employee stock purchase plan (the ESPP). The fair value of stock options and the ESPP are estimated on the grant date and offering date using an option pricing model, respectively. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

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

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, the stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of being met (see Note 8).

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other income (expense), net, in the consolidated statements of operations. For the year ended December 31, 2013, we recorded foreign currency transaction gains of $11.9 million. For the years ended December 2012 and 2011, foreign currency transaction gains and losses were not significant.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our available-for-sale marketable securities that have been excluded from the determination of net loss.

Warranties

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component or system is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. For new vehicles, warranty reserves are based on management’s best estimate of projected warranty experience until adequate historical data is accumulated. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the year ended December 31, 2013, warranty costs incurred for our resale value guarantee vehicles was $1.6 million. We may have material changes as we accumulate more actual data and experience. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

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

In June 2012, we commenced deliveries of Model S. For our Model S customers, we provide a four year or 50,000 miles New Vehicle Limited Warranty, subject to separate limited warranties for the supplemental restraint system and battery. The New Vehicle Limited Warranty also covers the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered. Model S customers also have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional four years or 50,000 miles, provided they are purchased within a specified period of time. The battery pack’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan. Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Accrued warranty—beginning of period	$13,013	$6,315	$5,417
Warranty costs incurred	(19,160)	(3,424)	(2,750)
Net changes in liability for pre-existing warranties, including expirations	(2,072)	—	—
Provision for warranty	61,401	10,122	3,648

Accrued warranty—end of period	$53,182	$13,013	$6,315

Environmental Liabilities

We are subject to federal and state laws and regulations for the protection of the environment, including those related to the discharge of hazardous materials and remediation of contaminated sites. In October 2010, we completed the purchase of our Tesla Factory located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which could affect soil and groundwater. As the owner of the Fremont site, we may be responsible for the entire investigation and remediation of any environmental contamination at the Fremont site, whether it occurred before or after the date we purchased the property. Upon the completion of the purchase in October 2010, we recorded the fair value of the environmental liabilities that we estimated to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts. Estimated potential costs are not discounted to present value as the timing of payments cannot be reasonably estimated. We assess adequacy of our accrued environmental liabilities for investigation and remediation of any environmental contamination at least quarterly and adjust our estimates as appropriate. As of December 31, 2013 and 2012, we accrued a total of $5.5 million and $5.3 million related to these environmental liabilities, respectively (see Note 12).

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

The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods, related to the following securities:

	Year Ended December 31,
	2013	2012	2011
Stock options	13,881,355	25,007,776	15,806,663
Convertible senior notes	411,560	—	—
Employee stock purchase plan	23,296	59,763	39,131
Restricted stock units	224	—	—
DOE warrant	1,061,439	2,342,353	2,220,617
Common stock subject to repurchase	—	—	278

Since we will settle the principal amount of our 1.50% convertible senior notes (see Note 6) in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52 per share.

3. Balance Sheet Components

Inventory

As of December 31, 2013 and 2012, our inventory consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$184,665	$163,637
Work in process	42,500	24,535
Finished goods	69,324	62,559
Service parts	43,866	17,773

Total	$340,355	$268,504

We write down inventory as a result of excess and obsolescence, or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2013, 2012 and 2011, we recorded write-downs of $8.9 million, $5.0 million and $1.8 million, respectively, in cost of automotive sales.

Property, Plant and Equipment

As of December 31, 2013 and 2012, our property, plant and equipment, net, consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Machinery, equipment and office furniture	$322,394	$223,745
Tooling	230,385	172,584
Leasehold improvements	94,763	39,224
Building and building improvements	67,707	50,574
Land	45,020	26,391
Computer equipment and software	42,073	22,125
Construction in progress	76,294	75,129

	878,636	609,772
Less: Accumulated depreciation and amortization	(140,142)	(57,543)

Total	$738,494	$552,229

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins when they are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the years ended December 31, 2013 and 2012, we capitalized $3.5 million and $7.6 million of interest expense, respectively.

Depreciation and amortization expense during the years ended December 31, 2013, 2012 and 2011 were $83.9 million, $25.3 million and $14.6 million, respectively. Total property and equipment assets under capital lease as of December 31, 2013 and 2012 were $23.3 million and $8.1 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $5.0 million and $1.0 million, respectively.

Other Assets

As of December 31, 2013 and 2012, our other assets consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Emission permits	$13,930	$14,267
Debt issuance costs, net	7,315	—
Loan facility issuance costs, net	—	5,759
Other	2,392	1,937

Total	$23,637	$21,963

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life. Debt issuance costs are related to the 1.50% convertible senior notes (Notes) issued in May 2013 (see Note 6). Loan facility issuance costs associated with our DOE loan facility (see Note 6) were written-off to interest expense during the year ended December 31, 2013 upon the extinguishment of our DOE loan facility in May 2013.

Accrued Liabilities

As of December 31, 2013 and 2012, our accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Taxes payable	$38,067	$9,710
Payroll and related costs	26,535	15,525
Accrued warranty, current portion	19,917	3,056
Accrued purchases	19,023	10,334
Environmental liabilities, current portion	2,132	—
Other	2,578	1,173

Total	$108,252	$39,798

Other Long-Term Liabilities

As of December 31, 2013 and 2012, our other long-term liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued warranty, less current portion	$33,265	$9,957
Deferred rent liability	9,886	6,075
Deferred tax liabilities	6,821	330
Environmental liabilities, less current portion	3,364	5,300
Other	4,861	3,508

Total	$58,197	$25,170

4. Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents and marketable securities. Our liabilities that are measured at fair value on a recurring basis have consisted historically of our common stock warrant liability.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our common stock warrant liability (see Note 6) was classified within Level III of the fair value hierarchy.

As of December 31, 2013 and 2012, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	December 31, 2013				December 31, 2012
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$460,313	$460,313	$—	$—	$60,272	$60,272	$—	$—
Common stock warrant liability	$—	$—	$—	$—	$10,692	$—	$—	$10,692

The changes in the fair value of our common stock warrant liability were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Fair value, beginning of period	$10,692	$8,838
Change in fair value	(10,692)	1,854

Fair value, end of period	$—	$10,692

The estimated fair value of our Notes based on a market approach was approximately $914.9 million (par value of $660.0 million) as of December 31, 2013, and represents a Level II valuation. The estimated fair value of our DOE loans based on a market approach was approximately $366.9 million (par value of $452.3 million) as of December 31, 2012, and represented Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

5. Customer Deposits

Customer deposits consist of payments that allow potential customers to place an order for the future purchase of a Model S or Model X. These amounts are recorded as current liabilities until the vehicle is delivered. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as customer deposits are generally not restricted as to their use by us. Upon delivery of the vehicle, the related customer deposits are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale.

Historically, we have referred to such customer deposits as reservation payments and these initial reservation payments have been fully refundable until such time that the customer selected the vehicle specifications and entered into a purchase agreement. We have eliminated the reservation process for Model S in North America and in most of our markets in Europe, as vehicle production became more reliable and customer wait times decreased. Customers now initiate their purchase by ordering their customized Model S rather than placing a generic reservation in queue. As a result of this transition away from reservations, we have renamed the “reservation payments” caption on our consolidated financial statements to “customer deposits.” Customer deposits related to Model X still represent fully refundable reservations.

As of December 31, 2013 and 2012, we held customer deposits of $163.2 million and $138.8 million, respectively.

6. Convertible Notes and Long-term Debt Obligations

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of Notes in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the Notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the Notes. The interest under the Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the year ended December 31, 2013, we recognized $1.2 million of interest expense related to the amortization of debt issuance costs and $5.9 million of coupon interest expense.

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

We valued and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the Notes. During the year ended December 31, 2013, we recognized $9.1 million of interest expense related to the amortization of the debt discount. As of December 31, 2013, the net carrying value of the Notes was $586.3 million.

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase up to approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2013.

During the fourth quarter of 2013, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the Notes to convert have been met as of December 31, 2013. Therefore, the Notes are not convertible during the first quarter of 2014 and are classified as long-term debt. Should the closing price conditions be met in the first quarter of 2014 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarters.

Full Repayment of Department of Energy Loan Facility

In May 2013, in connection with the closing of our offerings of common stock and Notes, we paid $451.8 million to settle all outstanding loan amounts of $441.0 million, including principal and interest, as well as an early repayment penalty of $10.8 million which was recorded in interest expense for the year ended December 31, 2013. Upon termination of the DOE Loan Facility, $29.3 million held in this dedicated account was released by the DOE.

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, and in June and December 2012 to allow us to effect certain initiatives in our business plan. In September 2012, we entered into an amendment with the DOE to remove our obligation to comply with the current ratio financial covenant as of September 30, 2012 and amend the timing of pre-funding the principal payment due in June 2013. We entered into another amendment with the DOE in March 2013 that, among other things, modified certain future financial covenants, accelerated the maturity date of the DOE Loan Facility to December 15, 2017, created an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, and created additional contingent obligations based on excess cash flows that may result in accelerated repayment of the DOE Loan Facility starting in 2015. The original amortization schedule for the DOE Loan Facility was not affected by this amendment, and so the debt service payments remained the same until the new maturity date when all outstanding loans under the DOE Loan Facility were to be repaid. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. As of August 31, 2012, we had fully drawn down the aforementioned facilities.

All outstanding amounts under the DOE Loan Facility were repayable in quarterly installments, which commenced on December 15, 2012 and would be due on the maturity date of December 15, 2017. All obligations under the DOE Loan Facility were secured by substantially all of our property.

The DOE Loan Facility documents contained customary covenants that included, among others, a requirement that the projects be conducted in accordance with the business plan for such project, compliance with all requirements of the ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, pay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business, and enter into certain restrictive agreements, in each case subject to customary exceptions. The DOE Loan Facility documents also contained customary financial covenants requiring us to maintain a minimum ratio of current assets to current liabilities, and (i) a limit on capital expenditures, (ii) from December 31, 2013, a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, and (iii) from March 31, 2014, a maximum ratio of total liabilities to shareholder equity. We were in compliance with our current applicable financial covenants as of March 31, 2013. The DOE Loan Facility documents also contained customary events of default, subject in some cases to customary cure periods for certain defaults. In addition, events of default included a failure of Elon Musk, our Chief Executive Officer (CEO), and certain of his affiliates, at any time prior to one year after we would complete the project relating to the Model S Facility, to own at least 65% of capital stock held by Mr. Musk and such affiliates as of the date of the DOE Loan Facility. As part of the amendment to the DOE Loan Facility in March 2013, we agreed to, among other things, (i) make an early payment of approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, (ii) make additional quarterly prepayments equal to: 20% of our excess cash flow for each quarter of fiscal 2015; and 35% of our excess cash flow for each quarter of fiscal 2016 and 2017.

Under the DOE Loan Facility, we had agreed to pre-fund a dedicated debt service reserve account with our planned loan repayments as required by the DOE loan facility. As of December 31, 2012, $14.9 million was held in this dedicated account and classified this cash as current restricted cash on the consolidated balance sheet.

DOE Warrant Expiration

In connection with the closing of the DOE Loan Facility, we issued in January 2010 a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. Upon the completion of our initial public offering on July 2, 2010, this preferred stock warrant became a warrant to purchase up to 3,090,111 shares of common stock at an exercise price of $7.54 per share. Since the number of shares ultimately issuable under the warrants would vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we had historically measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date. The prepayment feature which allowed us to prepay the DOE Loan Facility, and consequently affected the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative was inherently valued and accounted for as part of the warrant liability on our consolidated balance sheets. Changes to the fair value of the embedded derivative were reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date. The warrant was recorded at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. As of December 31, 2012, the fair value of the DOE warrant was $10.7 million. During the years ended December 31, 2012 and 2011, we recognized expense for the change in the fair value of the DOE warrant in the amount of $1.9 million and $2.8 million through other income (expense), net, in the consolidated statements of operations, respectively. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represented a cost of closing the loan facility and was being amortized to interest expense over the expected term of the DOE Loan Facility. During the years ended December 31, 2012 and 2011, we amortized $0.6 million to interest expense, respectively.

As a result of our repayment of all outstanding principal and interest under the DOE Loan Facility and the termination of the DOE Loan Facility in May 2013, the DOE warrant expired. As such, we recognized other income for the change in the fair value of the DOE warrant in the amount of $10.7 million for the year ended December 31, 2013. Additionally, we amortized all remaining unamortized debt issuance costs of $5.8 million related to the DOE Loan Facility to interest expense for the year ended December 31, 2013.

7. Common Stock

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

In October 2012, we completed a follow-on offering of common stock in which we sold a total of 7,964,601 shares of our common stock and received cash proceeds of $222.1 million (which included 35,398 shares or $1.0 million sold to our CEO) from this transaction, net of underwriting discounts and offering costs.

In May 2013, we completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.1 million (which included 487,857 shares or $45.0 million sold to our CEO), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price. Concurrent with these equity transactions, we also issued $660.0 million principal amount of 1.50% convertible senior notes in a public offering and received total cash proceeds of approximately $648.0 million, net of underwriting discounts and offering costs (see Note 6).

8. Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010, we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. As of December 31, 2013, 23,318,526 shares of common stock were reserved for issuance under the Plan.

The following table summarizes stock option and RSU activity under the Plan:

		Outstanding Stock Options		Outstanding RSUs
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	9,407,975	13,738,122	$8.62	—	$—
Additional options reserved	3,796,342	—	—	—	—
Granted	(4,011,973)	4,011,973	27.49	—	—
Exercised	—	(1,216,669)	5.41	—	—
Cancelled	726,763	(726,763)	15.26	—	—

Balance, December 31, 2011	9,919,107	15,806,663	13.35	—	—
Additional options reserved	1,064,046	—	—	—	—
Granted	(11,854,941)	11,854,941	31.18	—	—
Exercised		(1,312,439)	12.52	—	—
Cancelled	1,341,319	(1,341,389)	25.51	—	—

Balance, December 31, 2012	469,531	25,007,776	21.20	—	—
Additional options reserved	3,426,428	—		—	—
Granted	(3,345,899)	2,643,821	74.17	702,078	155.51
Exercised	—	(3,852,673)	21.42	—	—
Cancelled	1,170,445	(1,157,982)	36.47	(12,463)	154.92
Released	—	—	—	(12,031)	160.98

Balance, December 31, 2013	1,720,505	22,640,942	$26.70	677,584	$155.41

In addition to stock options issued from the Plan, there were 33,333 stock options as of December 31, 2011, that we had previously granted to non-employees outside of the Plan. These outstanding non-employee options had a weighted average exercise price of $1.80 as of December 31, 2011. During the year ended December 31, 2012, these stock options were fully exercised.

Additional information regarding all stock options outstanding and exercisable as of December 31, 2013 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15 - $6.15	523,182	$3.16		516,728	$3.16
$6.63 - $6.63	7,096,725	6.63		7,093,020	6.63
$9.96 - $28.35	2,266,058	22.08		1,302,499	19.70
$28.43 - $31.07	2,136,721	29.48		864,050	29.24
$31.07 - $31.07	5,715,734	31.17		91,541	31.17
$31.49 - $34.00	2,288,998	32.07		707,052	31.98
$34.57 - $141.60	2,266,350	60.57		127,674	45.62
$144.70 - $147.38	252,945	147.31		11,542	147.38
$160.70 - $160.70	18,975	160.70		—	—
$179.72 - $179.72	75,254	179.72		—	—

	22,640,942	26.70	6.37	10,714,106	12.37	4.01

Additional information regarding all stock options outstanding and exercisable as of December 31, 2012 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.15 - $6.15	1,037,664	$3.08		924,801	$2.98
$6.63 - $6.63	7,475,413	6.63		6,456,263	6.63
$9.96 - $25.27	2,682,735	19.00		1,446,362	17.98
$27.25 - $29.12	2,522,885	28.18		801,246	28.30
$29.25 - $31.07	1,680,276	30.14		158,300	30.36
$31.17 - $31.17	5,865,560	31.17		19,524	31.17
$31.49 - $33.15	2,686,684	31.80		318,914	31.51
$33.22 - $34.00	390,314	33.29		103,184	33.22
$34.57 - $34.57	475,275	34.57		1,750	34.57
$36.01 - $36.01	190,970	36.01		1,549	36.01

	25,007,776	21.20	6.99	10,231,893	11.07	5.35

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2013 and 2012 was $2.80 billion and $317.7 million, respectively. The intrinsic value of options exercisable was $1.48 billion and $233.3 million, and the intrinsic value of options vested and expected to vest was $2.80 billion and $280.7 million as of December 31, 2013 and 2012, respectively. The total intrinsic value of options exercised was $294.0 million and $35.1 million for the years ended December 31, 2013 and 2012, respectively. The aggregate intrinsic value of RSUs outstanding as of December 31, 2013 was $101.9 million.

Fair Value Adoption

We utilize the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award and the ESPP on the grant date generally using the Black-Scholes option pricing model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate:
Stock options	1.3%	1.0%	2.0%
ESPP	0.1%	0.2%	0.2%
Expected term (in years):
Stock options	6.1	5.9	6.0
ESPP	0.5	0.5	0.5
Expected volatility:
Stock options	57%	63%	70%
ESPP	43%	51%	59%
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	0.0%

The weighted-average grant-date fair value for option awards granted during the years ended December 31, 2013, 2012 and 2011 was $40.72, $16.37 and $17.43 per share, respectively. The weighted-average grant-date fair value for ESPP granted during the years ended December 31, 2013, 2012 and 2011 was $19.22, $8.99 and $7.52 per share, respectively. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.

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

Through December 31, 2013, all performance milestones were achieved. Stock-based compensation expense related to this grant to our CEO was $0.4 million, $4.2 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our Board of Directors also approved option grants in June and September 2010 to purchase our common stock of 666,300 and 20,000, respectively, to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for our CEO above. During the years ended December 31, 2013, 2012 and 2011, we recognized $0.8 million, $1.4 million and $4.9 million, respectively, of stock-based compensation expense related to the attainment of these performance objectives.

In August 2012, our Board of Directors granted 5,274,901 stock options to our CEO (2012 CEO Grant). The 2012 CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date.

Each of the vesting tranches requires a combination of one of the ten pre-determined performance milestones outlined below and an incremental increase in our market capitalization of $4.0 billion, as compared to the initial market capitalization of $3.2 billion measured at the time of the 2012 CEO Grant.

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

The term of the 2012 CEO Grant is ten years, so any tranches that remain unvested at the expiration of the 2012 CEO Grant will be forfeited. In addition, unvested options will be forfeited if our CEO is no longer in that role, whether for cause or otherwise.

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

As of December 31, 2013, the market conditions for three vesting tranches were achieved and the following three performance milestones were considered probable of achievement:

•	Successful completion of the Model X Engineering Prototype (Alpha);

•	Successful completion of the Model X Vehicle Prototype (Beta);

•	Completion of the first Model X Production Vehicle.

None of the stock options granted under the 2012 CEO Grant has vested thus far as the performance milestones have not yet been achieved as of December 31, 2013. However, as the above three performance milestones were considered probable of achievement, we recorded stock-based compensation expense of $14.5 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

Additionally, no cash compensation has been received by our CEO for his services to the company.

Summary Stock Based Compensation Information

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$9,071	$2,194	$670
Research and development	35,494	26,580	13,377
Selling, general and administrative	39,090	21,371	15,372

Total	$83,655	$50,145	$29,419

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As required, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of December 31, 2013, we had $227.3 million of total unrecognized compensation expense, net, of estimated forfeitures, that will be recognized over a weighted-average period of 5.2 years.

Employee Stock Purchase Plan

Employees are eligible to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each six-month offering period. During the years ended December 31, 2013 and 2012, 518,743 and 373,526 shares were issued under the ESPP for $13.8 million and $8.4 million, respectively. A total of 3,615,749 shares of common stock have been reserved for issuance under the ESPP, and there were 2,500,022 shares available for issuance under the ESPP as of December 31, 2013.

9. Income Taxes

A provision for income taxes of $2.6 million, $0.1 million and $0.5 million has been recognized for the years ended December 31, 2013, 2012 and 2011, respectively, related primarily to our subsidiaries located outside of the United States. Our net loss before provision for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$75,279	$396,549	$254,761
International	(3,853)	(472)	(839)

Loss before income taxes	$71,426	$396,077	$253,922

The components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	178	23	29
Foreign	2,349	282	437

Total current	2,527	305	466

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	61	(169)	23

Total deferred	61	(169)	23

Total provision for income taxes	$2,588	$136	$489

Deferred tax assets (liabilities) as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry-forwards	$341,172	$365,472
Research and development credits	32,175	21,427
Other tax credits	166	120
Deferred revenue	42,491	719
Inventory and warranty reserves	23,260	8,272
Depreciation and amortization	68	74
Stock-based compensation	27,663	18,135
Convertible debt	22,930	—
Accruals and others	21,795	5,314

Total deferred tax assets	511,720	419,533
Valuation allowance	(472,375)	(403,006)

Deferred tax assets, net of valutaion allowance	39,345	16,527
Deferred tax liabilities:
Section 481(a) and others	—	(400)
Depreciation and amortization	(39,244)	(15,961)

Total deferred tax liabilities	(39,244)	(16,361)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$101	$166

We have revised our deferred tax assets as of December 31, 2012 to correct immaterial errors. Such revisions did not change the amount of deferred tax assets, net of valuation allowance and deferred tax liabilities presented in the prior year.

Reconciliation of statutory federal income taxes to our effective taxes for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at statutory federal rate	$(25,001)	$(134,702)	$(86,333)
State tax, net of federal benefit	178	(12,580)	(8,118)
Nondeductible expenses	733	9,897	10,742
Foreign income rate differential	(253)	262	(56)
U.S. tax credits	(6,682)	(2,785)	(5,049)
Other reconciling items	1,317	525	1,589
Change in valuation allowance	32,296	139,519	87,714

Provision for income taxes	$2,588	$136	$489

Management believes that based on the available information, it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets.

As of December 31, 2013, we had approximately $1.13 billion of federal and $663.5 million of California operating loss carry-forwards available to offset future taxable income, $246.0 million of which is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These carryforwards will expire in varying amounts beginning in 2024 for federal and 2019 for state if unused. Additionally, we have research and development tax credits of approximately $23.5 million and $26.1 million for federal and state income tax purposes, respectively. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2019. However, the state credits can be carried forward indefinitely.

We have indefinitely reinvested $5.1 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of December 31, 2013. No deferred tax liability has been recognized for the remittance of such earnings to the United States since it is our intention to utilize these earnings to fund future foreign expansions including but not limited to, hiring of additional personnel, capital purchases, expansion into larger facilities, and potential new dealerships.

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

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

December 31, 2010	16,393
Increases in balances related to tax positions taken during current year	1,037

December 31, 2011	17,430
Increases in balances related to tax positions taken during current year	640

December 31, 2012	18,070
Decreases in balances related to prior year tax positions	(7,802)
Increases in balances related to current year tax positions	3,102

December 31, 2013	$13,370

The decreases in our gross unrecognized tax benefit during the year ended December 31, 2013 primarily related to prior year errors identified in the current year. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was immaterial. As of December 31, 2013, unrecognized tax benefits of $11.8 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various states and foreign jurisdictions. Tax years 2003 to 2012 remain subject to examination for federal purposes, and tax years 2003 to 2012 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2007 to 2012 remain open for examination in other U.S. state and foreign jurisdictions.

10. Information about Geographic Areas

We have determined that we operate as one reportable segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands).

Revenues

	Year Ended December 31,
	2013	2012	2011
North America	$1,545,413	$355,325	$109,233
Europe	467,079	50,318	84,397
Asia	1,004	7,613	10,612

Total	$2,013,496	$413,256	$204,242

During the years ended December 31, 2013, 2012 and 2011, we recognized revenues of $1.5 billion, $341.5 million and $103.9 million in the United States, respectively. During the year ended December 31, 2013, we recognized revenues of $217.1 million in Norway.

Long-lived Assets

	December 31, 2013	December 31, 2012
United States	$1,091,487	$552,302
International	29,432	9,998

Total	$1,120,919	$562,300

11. Strategic Partnerships

Daimler AG

Daimler Mercedes-Benz EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. In 2012, we received two purchase orders from Daimler to begin development work and also entered into a separate development agreement. Pursuant to the development agreement, Daimler would pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the years ended December 31, 2013 and 2012, we completed various milestones and delivered prototype samples and recognized $15.7 million and $15.9 million in development services revenue, respectively.

Toyota Motor Corporation

Toyota RAV4 Program

In July 2010, we and Toyota entered into a Phase 0 agreement to initiate development of an electric powertrain for the Toyota RAV4. Under this early phase development agreement, prototypes were made by us by combining the Toyota RAV4 model with a Tesla electric powertrain.

During the year ended December 31, 2011, we recognized $7.6 million in development services revenue. As of December 31, 2011, we had delivered all prototypes; therefore, no additional Phase 0 revenue was recognized during the years ended December 31, 2013 and 2012.

In October 2010, we entered into a Phase 1 contract services agreement with Toyota for the development of a validated powertrain system, including a battery pack, power electronics module, motor, gearbox and associated software to be integrated into an electric vehicle version of the Toyota RAV4. Toyota paid $60.1 million for the successful completion of certain at risk development milestones and the delivery of prototype samples, including a $5.0 million upfront payment that we received upon the execution of the agreement. During the years ended December 31, 2012 and 2011, we completed various milestones and along with the amortization of our upfront payment and the delivery of certain prototype samples, we recognized $10.7 million and $47.4 million in development services revenue, respectively. As of March 31, 2012, all development milestones under the Phase 1 agreement had been completed; therefore, no additional revenue was recognized during the year ended December 31, 2013.

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software, which will be integrated into an electric vehicle version of the Toyota RAV4. Additionally, we will provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2012, we began delivering electric powertrain systems to Toyota. During the years ended December 31, 2013 and 2012, we recognized revenue of $42.9 million and $29.1 million in automotive sales related to these sales, respectively. Our production activities under this program are expected to continue through 2014.

12. Commitments and Contingencies

Operating Leases

Our corporate headquarters and powertrain production operations are based in Palo Alto, California where we have leased a facility consisting of 350,000 square feet. This lease expires in January 2020. We have leased a 203,772 square feet manufacturing facility in Tilburg, Netherlands through November 2023. We have also leased a number of properties in North America, Europe and Asia for our office, retail and service locations as well as Supercharger sites under non-cancelable operating leases with various expiration dates through December 2022.

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $21.5 million, $12.1 million and $8.6 million, respectively.

Capital Leases

We have entered into various agreements to lease equipment under capital leases over terms between 36 and 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment, net, on the consolidated balance sheets under the categories of computer equipment and software and office furniture and equipment.

Future minimum commitments for leases as of December 31, 2013 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$27,004	$8,927
2015	27,372	7,752
2016	26,621	4,512
2017	24,706	595
2018 and thereafter	55,785	4

Total minimum lease payments	$161,488	21,790

Less: Amounts representing interest not yet incurred		1,205

Present value of capital lease obligations		20,585
Less: Current portion		7,723

Long-term portion of capital lease obligations		$12,862

Environmental Liabilities

In May 2010, we entered into an agreement to purchase an existing automobile production facility located in Fremont, California from New United Motor Manufacturing, Inc. (NUMMI). NUMMI has previously identified environmental conditions at the Fremont site which could affect soil and groundwater, and until recently, were undertaking efforts to address these conditions. These conditions are now being addressed by us and NUMMI. Although we have been advised by NUMMI that it has documented and managed the environmental issues and we completed a reasonable level of diligence on such environmental issues at the time we purchased the facility, we cannot determine the potential costs to remediate any pre-existing contamination with any certainty. Based on management’s best estimate, at the time of the facility purchase, we estimated the fair value of the environmental liabilities that we assumed to be $5.3 million. The fair value of these liabilities was determined based on an expected value analysis of the related potential costs to investigate, remediate and manage various environmental conditions that were identified as part of NUMMI’s facility decommissioning activities as well as our own diligence efforts.

We reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions, and NUMMI has agreed to pay the next $15.0 million for such remediation activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing. Through December 31 2013, remediation costs of $2.1 million had been incurred by NUMMI; therefore, we classified $2.1 million of our $5.3 million environmental liabilities to accrued liabilities on our consolidated balance sheet as of December 31, 2013.

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of December 31, 2013 and 2012, we accrued a total of $5.5 million and $5.3 million related to these environmental liabilities, respectively. As we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The claims were originally asserted against Tesla and two of its executive officers. The current complaint seeks damages, attorney fees and other relief, and alleges, among other things, that Tesla made false and/or misleading representations and omissions including with respect to the safety of the Model S vehicle and Tesla’s ability to meet public expectations with respect to its financial performance. The current complaint is brought on behalf of a putative class consisting of “all persons other than Defendants who purchased Tesla’s securities between May 10, 2013 and November 6, 2013, inclusive.” We believe this lawsuit is without merit and intend to defend against it vigorously. As we are currently unable to predict the outcome of this lawsuit, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of any potential loss.

13. Subsequent Events

Performance-based Stock Option Grant

In January 2014, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by our company, the Compensation Committee of our Board of Directors granted stock options to certain employees to purchase 782,500 shares of our common stock. Each such grant consists of four vesting tranches with a vesting schedule based entirely on the attainment of future performance milestones, assuming continued employment and service to us through each vesting date.

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model X Production Vehicle;

•	1/4th of the shares subject to the options are scheduled to vest upon achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period;

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Gen III Production Vehicle; and

•	1/4th of the shares subject to the options are scheduled to vest upon achievement of annualized gross margin of greater than 30.0% in any three years.

14. Quarterly Results of Operations (Unaudited)

The following table includes selected quarterly results of operations data for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2013
Total revenues	$561,792	$405,139	$431,346	$615,219
Gross profit	96,320	100,483	102,868	156,590
Net income (loss)	11,248	(30,502)	(38,496)	(16,264)
Net income (loss) per share, basic	0.10	(0.26)	(0.32)	(0.13)
Net income (loss) per share, diluted	0.00	(0.26)	(0.32)	(0.13)

2012
Total revenues	$30,167	$26,653	$50,104	$306,332
Gross profit (loss)	10,210	4,762	(8,761)	23,857
Net loss	(89,873)	(105,603)	(110,804)	(89,932)
Net loss per share, basic and diluted	(0.86)	(1.00)	(1.05)	(0.79)

Net loss per share, basic and diluted for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different numbers of shares outstanding during each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report which is included herein.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2012, it was concluded that a material weakness existed in our internal control over financial reporting related to the presentation and disclosure of non-cash capital expenditures in our consolidated statements of cash flows. Specifically, we did not design effective controls to determine and review the total unpaid amounts related to capital expenditures that should have been excluded from operating and investing activities in the cash flow statement and disclosed as non-cash items.

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

In response to the material weakness described above, our financial reporting review process now includes, a determination and review of (i) total unpaid amounts related to capital expenditures that should be excluded from operating and investing activities in the consolidated statement of cash flows and (ii) the total unpaid amounts related to capital expenditures that should be disclosed as non-cash items in the consolidated statement of cash flows.

Based on the measures taken and implemented, management has tested the newly implemented control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting which occurred during the fourth fiscal quarter of the year ended December 31, 2013 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In January 2014, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by our company, the Compensation Committee of our Board of Directors granted stock options to purchase our common stock of 782,500 shares to certain employees of our company, including Deepak Ahuja, our Chief Financial Officer, Jeffrey B. Straubel, our Chief Technical Officer, Greg Reichow, our Vice President of Production and Jerome Guillen, our Vice President of Service and Sales Operations, each of whom is an officer of our company with reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended. Each such grant consists of four vesting tranches with a vesting schedule based entirely on the attainment of the following future performance milestones and, assuming continued employment and service to us through each vesting date.

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model X Production Vehicle;

•	1/4th of the shares subject to the options are scheduled to vest upon achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period;

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Gen III Production Vehicle; and

•	1/4th of the shares subject to the options are scheduled to vest upon achievement of annualized gross margin of greater than 30.0% in any three years.

The following table sets forth these future performance-based stock option grants:

Name	Date of Grant	Number of Shares Underlying Option	Exercise Price ($)
Deepak Ahuja	1/13/2014	45,000	139.34
Jeffrey B. Straubel	1/13/2014	220,000	139.34
Greg Reichow	1/13/2014	65,000	139.34
Jerome Guillen	1/13/2014	55,000	139.34

The term of each grant will be ten years, so that if any vesting tranches remain unvested after expiration of the grant, they will be forfeited.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (2014 Proxy Statement) and is incorporated herein by reference. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-164593	3.2	January 29, 2010

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-164593	4.1	May 27, 2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333-164593	4.2	January 29, 2010

4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2A	May 27, 2010

4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2B	May 27, 2010

4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-164593	4.2C	June 15, 2010

4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010

4.2E	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-174466	4.2E	June 2, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.2F	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	June 1, 2011

4.2G	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among Tesla Motors, Inc., the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of Tesla Motors, Inc. named therein.	8-K	001-34756	4.1	May 20, 2013

4.2H	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between Tesla Motors, Inc. and certain holders of the capital stock of Tesla Motors, Inc. named therein.	8-K	001-34756	4.2	May 20, 2013

4.3	Indenture, dated as of May 22, 2013, by and between Tesla Motors, Inc. and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.4	First Supplemental Indenture, dated as of May 22, 2013, by and between Tesla Motors, Inc. and U.S. Bank National Association.	8-K	001-34756	4.2	May 22, 2013

4.5	Form of 1.50% Convertible Senior Note Due June 1, 2018 (included in Exhibit 4.4).	8-K	001-34756	4.3	May 22, 2013

10.1	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-164593	10.1	June 15, 2010

10.2	2003 Equity Incentive Plan	S-1/A	333-164593	10.2	May 27, 2010

10.3	Form of Stock Option Agreement under 2003 Equity Incentive Plan	S-1	333-164593	10.3	January 29, 2010

10.3A	Grant Notice and Stock Option Agreement between the Registrant and Elon Musk	S-1/A	333-164593	10.3A	March 29, 2010

10.4	Amended and Restated 2010 Equity Incentive Plan	10-Q	333-164593	10.4	August 2, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.5	Form of Stock Option Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.5	March 29, 2010

10.6	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.6	March 29, 2010

10.7	2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.7	May 27, 2010

10.8	Form of Purchase Agreement under 2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.8	June 15, 2010

10.9	Offer Letter between the Registrant and Elon Musk dated October 13, 2008	S-1	333-164593	10.9	January 29, 2010

10.10	Offer Letter between the Registrant and Deepak Ahuja dated June 13, 2008, and amended June 4, 2009	S-1	333-164593	10.10	January 29, 2010

10.11	Relocation Agreement between the Registrant and Deepak Ahuja effective October 31, 2008 and amended June 4, 2009	S-1	333-164593	10.11	January 29, 2010

10.12	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004	S-1	333-164593	10.12	January 29, 2010

10.13	Commercial Single-Tenant Lease between the Registrant and James R. Hull dated August 16, 2006	S-1	333-164593	10.19	January 29, 2010

10.14	License Agreement between the Registrant and MS Kearny Northrop Avenue, LLC dated July 23, 2009	S-1	333-164593	10.21	January 29, 2010

10.15	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated August 6, 2009	S-1	333-164593	10.22	January 29, 2010

10.16†	Supply Agreement between Eberspacher (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.24	March 29, 2010

10.17†	Supply Agreement between Perei Group (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.25	March 29, 2010

10.18†	Supply Agreement between Burgaflex (UK) Ltd. and the Registrant dated September 1, 2006	S-1/A	333-164593	10.26	March 29, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.19†	Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company, Sanyo Energy (USA) Corporation and the Registrant dated February 1, 2007	S-1	333-164593	10.27	January 29, 2010

10.19A†	Amendment No. 1 to Supply Agreement by and among Sanyo Electric Co. Ltd. Mobile Energy Company and Sanyo Energy (USA) Corporation and the Registrant effective as of February 1, 2007	S-1	333-164593	10.27A	January 29, 2010

10.20†	Supply Agreement by and between Taiway Ltd. and the Registrant dated February 12, 2007	S-1	333-164593	10.28	March 29, 2010

10.21†	Supply Agreement between Chroma ATE Inc. and the Registrant dated April 19, 2007	S-1/A	333-164593	10.29	March 29, 2010

10.22†	Supply Agreement between Polytec Holden Ltd. and the Registrant dated April 13, 2007	S-1/A	333-164593	10.30	March 29, 2010

10.23†	Modification to Terms and Conditions between BorgWarner TorqTransfer Systems Inc. and the Registrant dated September 22, 2008	S-1	333-164593	10.31	January 29, 2010

10.24†	ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 12, 2009	S-1/A	333-164593	10.32	May 27, 2010

10.24A	Addendum to ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 20, 2009	S-1/A	333-164593	10.32A	May 27, 2010

10.24B†	Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated March 20, 2009	S-1/A	333-164593	10.32B	May 27, 2010

10.24C†	Second Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 8, 2010	S-1/A	333-164593	10.32C	May 27, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.25†	Supply Agreement by and among Panasonic Industrial Company, Panasonic Corporation, acting through Energy Company, and the Registrant dated July 21, 2009	S-1	333-164593	10.33	January 29, 2010

10.26†	Exclusivity and Intellectual Property Agreement between Daimler North America Corporation and the Registrant dated May 11, 2009	S-1/A	333-164593	10.34	March 29, 2010

10.27	Side Agreement between the Registrant and Blackstar InvestCo LLC dated May 11, 2009	S-1	333-164593	10.35	January 29, 2010

10.28	Letter Agreement between the Elon Musk Revocable Trust dated July 22, 2003 and Blackstar InvestCo LLC, dated May 11, 2009	S-1	333-164593	10.36	January 29, 2010

10.29†	Development Contract between Daimler AG and Tesla Motors Ltd. dated May 10, 2010	S-1/A	333-164593	10.43	May 27, 2010

10.30	Settlement Agreement between the Registrant and entities affiliated with Valor Equity Partners dated May 20, 2010	S-1/A	333-164593	10.44	May 27, 2010

10.31	Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated May 26, 2010	S-1/A	333-164593	10.45	May 27, 2010

10.31A	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010	10-Q	001-34756	10.3	November 12, 2010

10.31B	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010	10-Q	001-34756	10.4	November 12, 2010

10.31C	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010	10-Q	001-34756	10.5	November 12, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.31D	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010	10-Q	001-34756	10.6	November 12, 2010

10.31E	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010	10-Q	001-34756	10.7	November 12, 2010

10.31F†	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010	10-Q	001-34756	10.8	November 12, 2010

10.32	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010	10-Q	001-34756	10.1	November 12, 2010

10.32A	Addendum No. 1 to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010	10-Q	001-34756	10.2	November 12, 2010

10.33†	Phase 1 Contract Services Agreement between Registrant and Toyota Motor Corporation dated October 6, 2010	10-K	001-34756	10.47	March 3, 2011

10.34†	Supply and Services Agreement between Toyota Motor Engineering & Manufacturing North America, Inc. and the Registrant dated July 15, 2011	10-Q	001-34756	10.1	November 14, 2011

10.35†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011	10-K	001-34756	10.50	February 27, 2012

10.35A†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013					X

10.36	Form of Call Option Confirmation.	8-K	001-34756	10.1	May 22, 2013

10.37	Form of Warrant Confirmation.	8-K	001-34756	10.2	May 22, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges					X

23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*	Furnished herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: February 26, 2014	/s/ Elon Musk
Elon Musk Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ Deepak Ahuja Deepak Ahuja	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014

/s/ Brad Buss Brad Buss	Director	February 26, 2014

/s/ Ira Ehrenpreis Ira Ehrenpreis	Director	February 26, 2014

/s/ Antonio Gracias Antonio Gracias	Director	February 26, 2014

/s/ Stephen Jurvetson Stephen Jurvetson	Director	February 26, 2014

/s/ Harald Kroeger Harald Kroeger	Director	February 26, 2014

/s/ Kimbal Musk Kimbal Musk	Director	February 26, 2014