Form 10-Q
period 2014-03-31
TESLA MOTORS INC
filed 2014-05-09
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 124,090,160 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$2,393,908	$845,889
Short-term marketable securities	189,111	—
Restricted cash	1,049	3,012
Accounts receivable	72,380	49,109
Inventory	450,730	340,355
Prepaid expenses and other current assets	48,869	27,574

Total current assets	3,156,047	1,265,939

Operating lease vehicles, net	451,729	382,425
Property, plant and equipment, net	849,389	738,494
Restricted cash	7,102	6,435
Other assets	36,143	23,637

Total assets	$4,500,410	$2,416,930

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$375,778	$303,969
Accrued liabilities	128,674	108,252
Deferred revenue	112,740	91,882
Capital lease obligations, current portion	8,397	7,722
Customer deposits	198,006	163,153
Convertible debt	589,875	182

Total current liabilities	1,413,470	675,160

Capital lease obligations, less current portion	12,572	12,855
Deferred revenue, less current portion	210,817	181,180
Long-term debt, net, less current portion	1,519,967	586,119
Resale value guarantee	290,617	236,299
Other long-term liabilities	70,969	58,197

Total liabilities	3,518,412	1,749,810

Commitments and contingencies (Notes 6 and 10)
1.50% convertible senior notes due 2018 (2018 Notes)	69,942	—
Stockholders’ equity
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of March 31, 2014 and December 31, 2013, respectively; 124,040,756 and 123,090,990 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	124	123
Additional paid-in capital	2,101,352	1,806,617
Accumulated deficit	(1,189,420)	(1,139,620)

Total stockholders’ equity	912,056	667,120

Total liabilities and stockholders’ equity	$4,500,410	$2,416,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Automotive sales	$618,811	$555,203
Development services	1,731	6,589

Total revenues	620,542	561,792
Cost of revenues
Automotive sales	462,471	461,818
Development services	2,943	3,654

Total cost of revenues	465,414	465,472
Gross profit	155,128	96,320
Operating expenses
Research and development	81,544	54,859
Selling, general and administrative	117,551	47,045

Total operating expenses	199,095	101,904

Loss from operations	(43,967)	(5,584)
Interest income	141	10
Interest expense	(11,883)	(118)
Other income, net	6,718	17,091

Income (loss) before income taxes	(48,991)	11,399
Provision for income taxes	809	151

Net income (loss)	$(49,800)	$11,248

Net income (loss) per share of common stock, basic	$(0.40)	$0.10

Weighted average shares used in computing net income (loss) per share of common stock, basic	123,472,782	114,711,899

Net income (loss) per share of common stock, diluted	$(0.40)	$0.00

Weighted average shares used in computing net income (loss) per share of common stock, diluted	123,472,782	124,265,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(49,800)	$11,248
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,268	17,850
Stock-based compensation	37,038	14,868
Inventory write-downs	1,578	1,532
Amortization of discount on convertible debt	8,493	—
Change in fair value of Department of Energy (DOE) warrant liability	—	(10,692)
Other non-cash operating activities	2,562	390
Foreign currency transaction gain	(807)	—
Changes in operating assets and liabilities
Accounts receivable	(23,800)	(19,297)
Inventories and operating lease vehicles	(197,734)	18,220
Prepaid expenses and other current assets	(11,427)	(2,575)
Other assets	149	158
Accounts payable	78,533	25,661
Accrued liabilities	19,224	926
Deferred revenue	50,282	4,059
Customer deposits	35,026	(8,103)
Resale value guarantee	54,318	—
Other long-term liabilities	12,738	9,834

Net cash provided by operating activities	60,640	64,079

Cash Flows From Investing Activities
Purchase of marketable securities	(189,111)	—
Purchases of property and equipment, excluding capital leases	(141,364)	(57,727)
Decrease in other restricted cash	1,295	2,560
Withdrawals out of our dedicated DOE accounts, net	—	(69)

Net cash used in investing activities	(329,180)	(55,236)

Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	2,000,000	—
Proceeds from issuance of warrants	338,400	—
Proceeds from exercise of stock options and other stock issuances	35,726	17,903
Purchase of convertible note hedges	(524,720)	—
Convertible debt issuance costs	(30,302)	—
Principal payments on capital leases and other debt	(2,545)	(14,219)

Net cash provided by financing activities	1,816,559	3,684

Net increase in cash and cash equivalents	1,548,019	12,527
Cash and cash equivalents at beginning of period	845,889	201,890

Cash and cash equivalents at end of period	$2,393,908	$214,417

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$36,835	$30,105

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

Public Offerings

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due March 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due March 2021 (2021 Notes) in a public offering. In connection with the issuance of these 2019 Notes and 2021 Notes, we entered into convertible note hedge transactions for which we paid an aggregate $524.7 million. In addition, we sold warrants and received aggregate proceeds of approximately $338.4 million from the sale of the warrants. Taken together, we received total cash proceeds of approximately $1.78 billion, net of underwriting discounts and offering costs (see Note 6).

In May 2013, we completed a public offering of common stock and sold a total of 3,902,862 shares of our common stock for total cash proceeds of approximately $355.5 million (which includes 487,857 shares or $45.0 million sold to Elon Musk, our Chief Executive Officer (CEO)), net of underwriting discounts and offering costs. We also sold 596,272 shares of our common stock to our CEO and received total cash proceeds of $55.0 million in a private placement at the public offering price. Concurrent with these equity transactions, we also issued $660.0 million principal amount of 1.50% convertible senior notes due June 2018 (2018 Notes) in a public offering. In connection with the issuance of the 2018 Notes, we entered into convertible note hedge transactions and paid an aggregate $177.5 million. In addition, we sold warrants and received aggregate proceeds of approximately $120.3 million from the sale of the warrants. Taken together, we received total cash proceeds of approximately $590.8 million, net of underwriting discounts and offering costs. (see Note 6).

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

For Model S sales, revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In certain circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer, provided that such options do not limit the functionality of the vehicle. In such cases, we continue to defer the related revenue based on the undelivered items’ fair value, as evidenced by the contractual price of the option in stand-alone transactions, where available, or using the selling price hierarchy where such prices do not exist. Additionally, if a customer purchases a vehicle option that requires us to provide services in the future, we defer the related revenue based on the undelivered items’ fair value and recognize the associated revenue over our expected performance period. As of March 31, 2014, we had deferred $30.2 million, $13.9 million and $3.9 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network and Model S connectivity, respectively. As of December 31, 2013, we had deferred $27.6 million, $10.3 million and $0.7 million related to these same performance obligations, respectively.

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

Account activity related to our resale value guarantee program consisted of the following for the period presented (in thousands):

Three months ended March 31, 2014
Operating lease vehicles under the resale value guarantee program—beginning of period	$376,979
Increase in operating lease vehicles under the resale value guarantee program	84,515
Depreciation expense recorded in cost of automotive sales	(12,402)
Additional depreciation expense recorded in cost of automotive sales as a result of early cancellation of resale value guarantee	(2,060)

Operating lease vehicles under the resale value guarantee program—end of period	$447,032

Deferred revenue—beginning of period	$230,856
Increase in deferred revenue related to Model S deliveries with resale value guarantee	63,070
Amortization of deferred revenue recorded in automotive sales	(21,779)
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	(1,441)

Deferred revenue—end of period	$270,706

Resale value guarantee liability—beginning of period	$236,298
Increase in resale value guarantee	55,602
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	(1,283)

Resale value guarantee liability—end of period	$290,617

Marketable Securities

Marketable securities are comprised of commercial paper and are designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) which is included within stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other income, net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Warranties

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component or system is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. For new vehicles, warranty reserves are based on management’s best estimate of projected warranty experience until adequate historical data is accumulated. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three months ended March 31, 2014, warranty costs incurred for our resale value guarantee vehicles was $1.2 million. We may have material changes as we accumulate more actual data and experience. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the condensed consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

We began recording warranty reserves with the commencement of Tesla Roadster sales in 2008. Initially, Tesla Roadsters were sold with a warranty of three years or 36,000 miles, which we extended to four years or 50,000 miles for the purchasers of our 2008 Tesla Roadster. Tesla Roadster customers had the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles, provided they were purchased within a specified period of time.

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

	Three Months Ended March 31,
	2014	2013
Accrued warranty—beginning of period	$53,182	$13,013
Warranty costs incurred	(9,300)	(3,107)
Changes in liability for pre-existing warranties, including expirations	8,120	—
Provision for warranty	19,930	14,156

Accrued warranty—end of period	$71,932	$24,062

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. Our cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. We invest cash not required for use in operations in high credit quality securities based on our investment policy. Our investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that we believe will provide liquidity while reducing risk of loss of capital. Our investments are currently of a short-term nature and include commercial paper and U.S. treasury bills.

As of March 31, 2014 and December 31, 2013, our accounts receivable were derived primarily from amounts to be received from commercial financial institutions for approved financing arrangements between our customers and the financial institutions, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs).

The following summarizes the accounts receivable from our OEM customers in excess of 10% of our total accounts receivable:

	March 31, 2014	December 31, 2013
Customer A	14%	30%
Customer B	10%	9%

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

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined under the treasury stock method. The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except share data);

	Three Months Ended March 31,
	2014	2013
Numerator
Net income (loss) used to calculate net income (loss) per share:
Basic	$(49,800)	$11,248
Adjustment for change in fair value of warrant liability	—	(10,692)

Diluted	$(49,800)	$556

Denominator
Weighted-average shares, basic	123,472,782	114,711,899
Effect of dilutive securities:
Stock options	—	7,057,956
DOE warrant	—	2,451,718
Employee stock purchase plan	—	43,719

Weighted-average shares, diluted	123,472,782	124,265,292

The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net income (loss) per share of common stock for the periods, related to the following securities:

	Three Months Ended March 31,
	2014	2013
Stock options	14,066,074	14,861,523
Convertible senior notes	2,015,267	—
Warrant issued in May 2013	433,479	—
Restricted stock units	221,168	—
Employee stock purchase plan	947
DOE warrant	—	597,766

Since we expect to settle the principal amount of our outstanding convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52, $359.87 and $359.87 per share for the 2018 Notes, 2019 Notes and 2021 Notes, respectively.

Uncertain Tax Positions

As of March 31, 2014 and December 31, 2013, the aggregate balances of our gross unrecognized tax benefits were $17.4 million and $13.4 million, respectively, of which $15.7 million and $11.8 million, respectively, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently offset with a full valuation allowance.

3. Balance Sheet Components

Inventory

As of March 31, 2014 and December 31, 2013, our inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$197,779	$184,665
Work in process	64,431	42,500
Finished goods	132,234	69,324
Service parts	56,286	43,866

Total	$450,730	$340,355

Property, Plant and Equipment

As of March 31, 2014 and December 31, 2013, our property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Machinery, equipment and office furniture	$380,597	$322,394
Tooling	239,557	230,385
Leasehold improvements	117,521	94,763
Building and building improvements	75,314	67,707
Land	45,020	45,020
Computer equipment and software	50,211	42,073
Construction in progress	110,504	76,294

	1,018,724	878,636
Less: Accumulated depreciation and amortization	(169,335)	(140,142)

Total	$849,389	$738,494

Construction in progress is comprised primarily of assets related to the manufacturing of our Model X and Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. Depreciation of these assets begins when they are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three months ended March 31, 2014 and 2013, we capitalized $1.2 million and $1.5 million of interest expense, respectively.

Depreciation and amortization expense during the three months ended March 31, 2014 and 2013 were $28.9 million and $17.4 million, respectively. Total property and equipment assets under capital lease as of March 31, 2014 and December 31, 2013 were $26.0 million and $23.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $6.7 million and $5.0 million, respectively.

Other Assets

As of March 31, 2014 and December 31, 2013, our other assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Debt issuance costs, net	$19,585	$7,315
Emission permits	13,662	13,930
Other	2,896	2,392

Total	$36,143	$23,637

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life as that of the Tesla Factory. Debt issuance costs, net as of March 31, 2014, include costs associated with our 2019 Notes and 2021 Notes issued in March 2014 (see Note 6).

Accrued Liabilities

As of March 31, 2014 and December 31, 2013, our accrued liabilities consisted of the following (in thousands):

	2014	2013
Payroll and related costs	$35,495	$26,535
Taxes payable	27,984	38,067
Accrued purchases	27,826	19,023
Accrued warranty, current portion	27,721	19,917
Accrued interest	4,393	741
Environmental liabilities, current portion	2,289	2,132
Other	2,966	1,837

Total	$128,674	$108,252

Other Long-Term Liabilities

As of March 31, 2014 and December 31, 2013, our other long-term liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued warranty, less current portion	44,211	33,265
Deferred rent liability	11,239	9,886
Deferred tax liabilities	5,231	5,233
Environmental liabilities, less current portion	3,207	3,364
Asset retirement obligations	2,710	2,115
Other	4,371	4,334

Total	$70,969	$58,197

We established asset retirement obligations pursuant to lease agreements under which we are required to restore the properties to their original condition. The obligations are recorded at the inception of the lease based on estimates of the actions to be taken and related costs. Adjustments are made when necessary to reflect actual results.

4. Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents and marketable securities. Our liabilities that were measured at fair value on a recurring basis consisted of our common stock warrant liability, which expired in May 2013.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our short-term marketable securities are classified within Level II of the fair value hierarchy.

As of March 31, 2014 and December 31, 2013, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands):

	March 31, 2014				December 31, 2013
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$1,831,259	$1,831,259	$—	$—	$460,313	$460,313	$—	$—
Commercial paper	178,000	—	178,000	—	—	—	—	—
U.S. treasury bills	11,111	—	11,111	—	—	—	—	—

Total	$2,020,370	$1,831,259	$189,111	$—	$460,313	$460,313	$—	$—

Our available-for-sale marketable securities classified by security type as of March 31, 2014 consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$178,000	$—	$—	$178,000
U.S. treasury bills	11,111	—	—	11,111

Total	$189,111	$—	$—	$189,111

The changes in the fair value of our common stock warrant liability (see Note 6) were as follows (in thousands):

Three Months Ended March 31, 2013
Fair value, beginning of period	$10,692
Change in fair value	(10,692)

Fair value, end of period	$—

The estimated fair value of our 2018 Notes based on a market approach was approximately $1.19 billion (par value $659.8 million) as of March 31, 2014 and $914.9 million (par value of $660.0 million) as of December 31, 2013, respectively, and represent a Level II valuation. The estimated fair value of our 2019 Notes and 2021 Notes based on a market approach was approximately $739.0 million (par value $800.0 million) and $1.09 billion (par value of $1.20 billion) as of March 31, 2014, respectively, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

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

As of March 31, 2014 and December 31, 2013, we held customer deposits of $198.0 million and $163.2 million, respectively.

6. Convertible and Long-term Debt Obligations

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $787.6 million from the 2019 Notes and $1.18 billion from the 2021 Notes, respectively. We incurred $12.4 million and $18.7 million, respectively, of debt issuance costs in connection with the 2019 Notes and the 2021 Notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. During the three months ended March 31, 2014, we recognized $0.2 million of interest expense related to the amortization of debt issuance costs and $1.2 million of accrued coupon interest expense.

Each $1,000 of principal of these notes will initially be convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their Notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the respective host debt instrument and initially recorded the conversion option of $163.6 million for the 2019 Notes and $321.2 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively, over the contractual terms of the Notes. During the three months ended March 31, 2014, we recognized $4.7 million of interest expense related to the amortization of the debt discount. As of March 31, 2014, the net carrying value of the 2019 Notes and the 2021 Notes was $638.5 million and $881.5 million, respectively.

In connection with the offering of these notes, we entered into convertible note hedge transactions whereby we have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for the 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to the 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to the 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2014.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of convertible senior notes due 2018 (2018 Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the 2018 Notes which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the 2018 Notes. The interest under the 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three months ended March 31, 2014, we recognized $0.5 million of interest expense related to the amortization of debt issuance costs and $2.4 million of accrued coupon interest expense.

Each $1,000 of principal of the 2018 Notes will initially be convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of approximately $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2018 Notes may convert their notes at their option on or after March 1, 2018. Further, holders of the 2018 Notes may convert their notes at their option prior to March 1, 2018, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending September 30, 2013, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2018 Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay the holders in cash for the principal amount of the 2018 Notes and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2018 Notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on the 2018 Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the notes. During the three months ended March 31, 2014, we recognized $3.8 million of interest expense related to the amortization of the debt discount. As of March 31, 2014, the net carrying value of the 2018 Notes was $589.9 million.

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet.

During the first quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the 2018 Notes may convert their notes during the second quarter of 2014. As such, we reclassified the $589.9 million carrying value of our 2018 Notes to current liabilities and reclassified $69.9 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of the 2018 Notes, from additional paid-in capital to mezzanine equity on our condensed consolidated balance sheet as of March 31, 2014. Similarly, debt issuance costs previously recorded in other assets were reclassified to other current assets as of March 31, 2014. Should the closing price conditions be met in the second quarter of 2014 or a future quarter, the 2018 Notes will be convertible at their holders’ option during the immediately following quarters.

Full Repayment of DOE Loan Facility and Expiration of DOE Warrant

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the Department of Energy (DOE), pursuant to the Advanced Technology Vehicles Manufacturing Incentive Program. We refer to the loan facility with the DOE as the DOE Loan Facility. Under the DOE Loan Facility, the FFB had made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. As of August 31, 2012, we had fully drawn down the aforementioned facilities.

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

In March 2013, we entered into an amendment with the DOE under which we agreed to repay all outstanding principal and interest payments under the DOE Loan Facility by December 15, 2017 prior to the warrant vesting start date of December 15, 2018; therefore, the DOE warrant was no longer expected to vest and its fair value was reduced to zero as of March 31, 2013. During the three months ended March 31, 2013, we recognized other income for the reduction of the fair value of the DOE warrant in the amount of $10.7 million.

In May 2013, in connection with the closing of our offerings of common stock and 2018 Notes, we paid $451.8 million to settle all outstanding loan amounts of $441.0 million under the DOE Loan Facility, including principal and interest, as well as an early repayment penalty of $10.8 million which was recorded in interest expense for the year ended December 31, 2013. Upon termination of the DOE Loan Facility, $29.3 million previously held in a dedicated debt service account was released by the DOE.

7. Equity Incentive Plans

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

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model X Production Vehicle;

•	1/4th of the shares subject to the options are scheduled to vest upon achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period;

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Gen III Production Vehicle; and

•	1/4th of the shares subject to the options are scheduled to vest upon achievement of annualized gross margin of greater than 30.0% in any three years.

As of March 31, 2014, the following performance milestone was considered probable of achievement.

•	Completion of the first Model X Production Vehicle.

For the three months ended March 31, 2014, we recorded stock-based compensation expense of $2.9 million related to this grant.

2012 CEO Grant

In August 2012, our Board of Directors granted 5,274,901 stock options to our CEO (2012 CEO Grant). The 2012 CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date.

Each of the ten vesting tranches requires a combination of one of the ten pre-determined performance milestones and an incremental increase in our market capitalization of $4.0 billion, as compared to the initial market capitalization of $3.2 billion measured at the time of the 2012 CEO Grant.

As of March 31, 2014, the market conditions for four vesting tranches were achieved and the following four performance milestones were considered probable of achievement:

•	Successful completion of the Model X Engineering Prototype (Alpha);

•	Successful completion of the Model X Vehicle Prototype (Beta);

•	Completion of the first Model X Production Vehicle; and

•	Successful completion of the Gen III Engineering Prototype (Alpha).

None of the stock options granted under the 2012 CEO Grant has vested thus far as the performance milestones have not yet been achieved as of March 31, 2014. However, as the above four performance milestones were considered probable of achievement, we recorded stock-based compensation expense of $10.0 million for the three months ended March 31, 2014. We recorded no stock-based compensation expense for the three months ended March 31, 2013 as none of the performance milestones were considered probable of achievement.

Additionally, no cash compensation has been received by our CEO for his services to the company.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$3,106	$1,536
Research and development	13,545	7,644
Selling, general and administrative	20,387	5,688

Total	$37,038	$14,868

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2014	2013
North America	$288,379	$552,496
Europe	332,108	8,851
Asia	55	445

Total	$620,542	$561,792

During the three months ended March 31, 2014 and 2013, we recognized revenues of $272.3 million and $534.5 million in the United States, respectively. During the three months ended March 31, 2014, we recognized revenues of $211.4 million in Norway.

Long-lived Assets

	March 31, 2014	December 31, 2013
United States	$1,264,317	$1,091,487
International	36,801	29,432

Total	$1,301,118	$1,120,919

9. Strategic Partnerships

Daimler Mercedes-Benz B-Class EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. During the fourth quarter of 2012, we entered into a development agreement to assist Daimler with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. Pursuant to the development agreement, Daimler will pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the three months ended March 31, 2014, we delivered prototype samples and recognized $1.7 million in development services revenue. During the three months ended March 31, 2013, we completed a milestone, delivered prototype samples and recognized $6.5 million in development services revenue related to the Mercedes-Benz B-Class EV program.

Toyota RAV4 Program

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software for integration into the electric vehicle version of the Toyota RAV4. Additionally, we provide Toyota with certain services related to the supply of the electric powertrain system. During the three months ended March 31, 2014 and 2013, we recognized revenue of $15.1 million and $14.4 million in automotive sales revenue, respectively. Our production activities under this program are expected to end in 2014.

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

We reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions, and NUMMI has agreed to pay the next $15.0 million for such remediation activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing. Through March 31 2014, remediation costs of $2.3 million had been incurred by NUMMI.

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2014 and December 31, 2013, we accrued a total of $5.5 million and $5.5 million related to these environmental liabilities, respectively. As we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The current complaint, which makes claims against Tesla and its CEO, Elon Musk, seeks damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case is brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. We believe this lawsuit is without merit and intend to defend against it vigorously. As we are currently unable to predict the outcome of this lawsuit, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of any potential loss.

11. Subsequent Event

In April 2014, we issued in a public offering, an additional $120.0 million aggregate principal amount of the 2019 Notes and $180.0 million aggregate principal amount of the 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. In connection with the issuance of these additional notes, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a strike price of $512.66 per share for the warrants relating to the 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a strike price of $560.64 per share for the warrants relating to the 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants.

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

We sell our vehicles through our own sales and service network. We are also building a network of Superchargers in the United States, Europe and Asia to allow Model S owners to have the ability to travel long distances without a limitation on range by charging their cars at a very fast rate for free.

During the three months ended March 31, 2014, we recognized total revenues of $620.5 million, an increase of $58.7 million over total revenues of $561.8 million for the three months ended March 31, 2013, primarily driven by the launch of European Model S deliveries which commenced in August 2013 and powertrain component sales to Toyota Motor Corporation (Toyota) for the Toyota RAV4 EV; partially offset by a decrease in regulatory credit sales.

Gross margin for the three months ended March 31, 2014 was 25.0%, a significant increase from 17.1% for the three months ended March 31, 2013. Higher vehicle production volume, manufacturing and supply chain efficiencies and component cost reductions contributed to the year-over-year increase in gross margin.

Research and development (R&D) expenses for the three months ended March 31, 2014 were $81.5 million, an increase from $54.9 million for the three months ended March 31, 2013. R&D expenses in the first quarter of 2013 included activities to homologate Model S for markets outside of North America as well as ongoing R&D activities related to Model S, Supercharging and other programs. Higher R&D expenses in the first quarter of 2014 reflected our accelerated engineering work on Model X and continuing efforts to adapt Model S for international markets.

During 2013, we significantly increased our sales and service footprint both in North America and Europe, as well as opened our first store in China. With the continued global expansion of our customer support infrastructure and the business in general in 2014, selling, general and administrative (SG&A) expenses were $117.6 million for the three months ended March 31, 2014, compared to $47.0 million for the three months ended March 31, 2013.

We ended the quarter with $2.58 billion in cash and cash equivalents, current restricted cash and short-term marketable securities, which was a significant increase from cash of $848.9 million held at the end of 2013.

In March 2014, we issued $800.0 million aggregate principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion aggregate principal amount of 1.25% convertible senior notes due 2021 (2021 Notes). The net proceeds from the offering, after deducting transaction costs, were approximately $787.6 million from the 2019 Notes and $1.18 billion from the 2021 Notes. We incurred a total of $31.1 million of debt issuance costs in connection with the issuance of these notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. Under the terms of these notes, 0.25% and 1.25% coupon interest per annum on the principal amount of the 2019 Notes and 2021 Notes, respectively, is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

In connection with the offering of these notes, we entered into convertible note hedge transactions whereby we have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of $359.87 per share. The cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 per share and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share. We received $338.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share for the 2019 Notes and from $359.87 to $560.64 per share for the 2021 Notes.

At the end of the first quarter, the underwriters of our Notes’ offering notified us of their exercise in full of their overallotment options related to our 2019 Notes and 2021 Notes offerings. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes. In connection with the issuance of these Notes, we entered into convertible note hedge transactions and paid $78.7 million. In addition, we sold warrants to the note hedge counterparties, and received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these additional notes and to effectively increase their overall conversion prices. For more information on the Notes, convertible note hedge and warrant transactions, see Notes 6 and 11 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 8. Financial Statements and Supplemental Data.

We expect that our current sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity based on our current plans. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

Management Opportunities, Challenges and Risks

In 2013, we made significant progress in increasing production aided by manufacturing, design and quality improvements as well as through strong efforts from our supply chain. In 2014 we expect to see an even further increase in production to about 1,000 vehicles per week by the end of the year as we expand our factory capacity and address supplier bottlenecks. Battery cell supply will continue to constrain our production during the first half of 2014, but should significantly improve in the second half of the year as our cell supplier brings new production capacity online. Based on our higher production level, we currently expect to deliver slightly over 35,000 Model S vehicles worldwide in 2014, representing a more than 55% increase over 2013.

In the first quarter of 2014, we received a significant sequential increase in global net orders for Model S. This upward trend was driven by our greater global footprint and increasing consumer awareness of Model S. Given the potential we see in Europe and Asia, we expect sales in those regions combined to comprise almost twice that of North America by the end of 2014.

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

In April 2014, we commenced deliveries in China at successful customer events in Beijing and Shanghai. Model S is priced similarly to Model S in the United States, with the addition of only unavoidable taxes, customs duties and transportation costs. While we believe that our pricing is consistent with our objective of offering transparent and fair pricing in every market, this pricing strategy is counter to prevailing auto industry practices. As such, Model S in China is priced comparable to a mid-sized premium vehicle in China instead of a large luxury vehicle.

We plan to expand in China as quickly as possible because we believe that the country could be one of our largest markets within a few years. In addition to increased deliveries into China, our expansion into the right hand drive markets, such as the United Kingdom, Hong Kong, Japan and Australia will occur starting this summer. We have not delivered Model S vehicles outside of North America and Europe in volume; thus, we may face difficulties meeting our delivery plans in Asia and right hand drive markets later this year, which may impact our ability to achieve our worldwide delivery goals.

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

In 2013, we provided the resale value guarantee to approximately 5,200 Model S deliveries in North America. During the first quarter of 2014, we provided the resale value guarantee to an additional 1,181 Model S deliveries. We expect the penetration rate of the resale value guarantee to remain at the current level in the near-term. Model S deliveries with the resale value guarantee currently do not impact our cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program has adversely impacted our near-term revenues and operating results by requiring the amortization of revenues and costs into future periods under lease accounting. Although lease accounting will continue to adversely impact our revenues and operating results as this and similar programs initially ramp up, as time passes, the amortization of existing deferred revenues and costs will begin to partially offset this adverse impact. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates which could adversely impact our gross margin.

In early 2014, we announced new leasing and financing options in Germany as well as other European markets in collaboration with a number of global financial partners. In April 2014, we launched Tesla Finance in the United States to directly offer leasing to small and medium-sized businesses. Leasing through Tesla is now available in 21 states and the District of Columbia, with plans for introduction in more states and Canada this year. If customer interest in these financing options is significant, we may be directly or indirectly subject to resale value risks for the Model S. We continue to evaluate a number of other customer financing products as a way to better serve our growing customer base.

In addition to sales of Model S, we continue to recognize automotive sales from our supply of powertrain systems to Toyota for the Toyota RAV4 EV. However, Toyota is expected to end the current RAV4 EV model this year.

In 2012, we began work on a full electric powertrain under the Mercedes-Benz B-Class EV program and in 2013, we continued to provide development services and deliver prototype samples to Daimler. We have substantially completed our development services under this program and production of electric powertrains and battery packs have just commenced. Similar to our previous development services agreements, due to timing differences that may arise between the recognition of milestone revenues and the underlying costs of development services, the gross margin from our development services activities has varied from period to period and may vary in future periods.

Significant cost improvements for Model S were achieved in 2013, including part cost reductions as well as manufacturing efficiencies. We expect some of these trends to continue as we execute on our roadmap of achieving further component cost reductions and benefit from economies of scale. We therefore expect our automotive gross margin to increase to about 28% in the fourth quarter of 2014, excluding potential zero emission vehicle (ZEV) credit sales and assuming a lower option take rate as we get to a more mainstream market and a lower percentage of people take the high performance options on Model S. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives, our ability to reach our gross margin goals would be negatively affected.

We recognized $129.8 million in ZEV credit sales in 2013 which contributed to our gross margin. Although ZEV credit revenue was strong in 2013, over 90% of ZEV credit sales were recognized during the first half of 2013. During the three months ended March 31, 2014, we did not recognize any ZEV credit sales and we expect the contribution of ZEV credit revenue to remain low in the future relative to our automotive sales as we continue to grow our sales outside the United States. While we will pursue opportunities to monetize ZEV credits we earn from the sales of our vehicles, we do not plan to rely on these sales to be a contributor to gross margin. Our business model and financial plan are not predicated on such ZEV credits. Other regulatory credit sales recognized during the three months ended March 31, 2014 were $11.6 million, compared to $17.1 million for the three months ended March 31, 2013.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have accelerated the design and engineering for Model X and the final studio release of Model X has just been completed. The tooling process has started with several suppliers and we expect production design prototypes to be ready in the fourth quarter of this year. We plan to ramp production in the spring of 2015. Our ability to launch the Model X program on time and cost efficiently is dependent upon a variety of factors, including supplier readiness, engineering completion and testing.

We plan to continue to expand our stores and service infrastructure in order to expand our geographical presence and to provide better service in areas with a high concentration of Model S customers. To help drive demand in new geographic areas, we have also begun complementing our store strategy with sales capability within service centers to more rapidly and efficiently expand our retail footprint. As of the end of 2013, we had stores, galleries and service centers in over 110 locations around the world, and plan to increase our total number of locations by more than 75% in 2014, including growing rapidly in multiple regions in China. We continue to build service infrastructure in advance of demand to ensure that after-sale services are available when and where needed, and to help create further demand.

At the end of May 2013, we announced the significant expansion of our Supercharger network as well as plans to reduce charging time at our Superchargers. Since the time of our announcement, we have been installing Superchargers at an accelerating pace and currently have a network of 100 Superchagers. We are continuing to expand our network in North America and Europe, and have recently opened three Supercharging sites in China. We plan to install another 200 Superchargers globally in 2014, including locations in Japan and Hong Kong. If we experience difficulties in finding suitable sites, negotiating leases or obtaining required permits for such locations, our planned expansion of such Superchargers could be delayed.

Operating expenses and capital expenditures are expected to significantly increase in 2014, as we plan to invest in the long-term growth of the company. In 2014, we plan to significantly expand production capacity for Model S and Model X, kick-off the construction of the Tesla Gigafactory, invest in our customer support infrastructure, complete the development of Model X and start early design work on our third generation vehicle, which we refer to as “Gen III”. Our R&D expenses in particular are expected to increase as design and engineering work accelerates on Model X and overall product development but decrease as a percentage of revenue over time. R&D expenses for the second quarter of 2014 are expected to grow sequentially by approximately 30% as compared to the first quarter of 2014. Our SG&A expenses will continue to grow in absolute terms as we expand our customer and corporate infrastructure globally. SG&A expenses for the second quarter of 2014 are also expected to grow sequentially by approximately 15% as compared to the first quarter of 2014. We expect capital expenditures to be approximately $650 to $850 million for 2014.

We have recently indicated our intention to build the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. While we have not finalized a site for this facility, we currently expect to start working on at least two locations in parallel in order to minimize risk of delays arising after groundbreaking. We currently expect the facility to be built on a lot between 500 and 1,000 acres in size, with up to approximately 10 million square feet of production space with one or two levels. At full implementation, the Tesla Gigafactory is expected to have 6,500 dedicated Tesla and production partner employees. We currently plan to commence supplying battery packs manufactured at the Tesla Gigafactory for our vehicles, including the Gen III vehicle, and stationary storage applications, in approximately three years. The Tesla Gigafactory is on plan to begin battery cell and pack production in 2017 and is currently expected to attain full production capacity in 2020, which is anticipated to be sufficient for the production of approximately 500,000 vehicles annually as well as stationary storage applications. By the time the Gigafactory reaches full, annualized production in 2020, we expect battery pack production capacity to reach 50 GWh. Of this, we expect to build 35 GWh of cell production capacity at the Tesla Gigafactory and purchase 15 GWh of cells from other manufacturers, potentially including Panasonic.

We believe that the Tesla Gigafactory will allow us to achieve a major reduction in the cost of our battery packs of greater than 30% on a per kWh basis by the end of the first year of volume production of Gen III. The total capital expenditures associated with the Tesla Gigafactory through 2020 are expected to be $4-5 billion, of which approximately $2 billion is expected to come from Tesla.

While our plan is to attempt to produce lithium-ion cells and finished battery packs for our Gen III vehicles at a new Tesla Gigafactory, our plans for such production are at a very early stage. We have no experience in the production of lithium-ion cells, and accordingly we intend to engage partners with significant experience in cell production. Planning discussions with Panasonic and other potential production and supply chain partners continue to progress well. We recently entered into a non-binding letter of intent with Panasonic to advance work on the Tesla Gigafactory project. Although planning discussions with production and supply chain partners continue to progress well, to date we have not formalized such partnerships. In addition, the cost of building and operating the Tesla Gigafactory could exceed our current expectations and the Tesla Gigafactory may take longer to bring online than we anticipate.

During the first quarter of 2014, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our 2018 convertible senior notes (2018 Notes) were met and accordingly, the 2018 Notes are convertible at the holder’s option during the second quarter of 2014. Upon conversion of the 2018 Notes, we will be obligated to pay cash for the principal amount of the converted notes and we may also have to deliver shares of our common stock in respect of such converted notes. Any conversion of the notes prior to their maturity or acceleration of the repayment of the notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should such closing price conditions continue to be met in future quarters, the 2018 Notes will be convertible by their holders during the immediately following quarter. Similarly, if certain conditions are met with respect to our 2019 Notes or 2021 Notes in future quarters, the 2019 Notes or 2021 Notes will be convertible by their holders during the immediately following quarter.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
Automotive sales	$618,811	$555,203
Development services	1,731	6,589

Total revenues	620,542	561,792
Cost of revenues
Automotive sales	462,471	461,818
Development services	2,943	3,654

Total cost of revenues	465,414	465,472
Gross profit	155,128	96,320
Operating expenses
Research and development	81,544	54,859
Selling, general and administrative	117,551	47,045

Total operating expenses	199,095	101,904
Loss from operations	(43,967)	(5,584)
Interest income	141	10
Interest expense	(11,883)	(118)
Other income, net	6,718	17,091

Income (loss) before income taxes	(48,991)	11,399
Provision for income taxes	809	151

Net income (loss)	$(49,800)	$11,248

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Vehicle, options and related sales	$602,522	$540,783
Powertrain component and related sales	16,289	14,420

Total automotive sales	$618,811	$555,203

Automotive sales during the three months ended March 31, 2014 were $618.8 million, an increase from $555.2 million during the three months ended March 31, 2013. Vehicle, options and related sales represent revenues related to deliveries of Model S, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three months ended March 31, 2014 were $602.5 million, an increase from $540.8 million during the three months ended March 31, 2013. The increase in vehicle, options and related sales was primarily driven by Model S deliveries which began in August 2013 in Europe. During the three months ended March 31, 2014 and 2013, we delivered 6,457 Model S vehicles and 4,901 Model S vehicles, respectively.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to revenues the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the amount of the resale value guarantee is then recognized in automotive sales. During the three months ended March 31, 2014, we delivered 1,181 Model S vehicles under the resale value guarantee program. As of March 31, 2014, we had $270.7 million in deferred revenues and $290.6 million in resale value guarantee related to Model S deliveries with the resale value guarantee. During the three months ended March 31, 2014, we recognized revenue of $23.2 million in automotive sales related to this program.

Powertrain component and related sales for the periods presented were related to powertrain component sales to Toyota under the RAV4 EV supply and services agreement. Powertrain component and related sales for the three months ended March 31, 2014 was $15.1 million, a slight increase from $14.4 million during the three months ended March 31, 2013.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications.

During the fourth quarter of 2012, we entered into a development agreement with Daimler to assist with the development of a full electric powertrain for a Mercedes-Benz B-Class EV vehicle and during the three months ended March 31, 2014 and 2013, we recognized development services revenue of $1.7 million and $6.5 million, respectively. Development services revenue for the three months ended March 31, 2014 relates primarily to the delivery of prototype samples to Daimler under this program while development services revenue for the three months ended March 31, 2013 includes revenues for the achievement of a milestone and from the delivery of prototype samples to Daimler under this program.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales during the three months ended March 31, 2014 was $462.5 million, relatively flat when compared to $461.8 million for the three months ended March 31, 2013 in spite of the increase in automotive sales in 2014.

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

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle and vehicle options through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, we capitalize the cost of Model S into operating lease vehicles and depreciate the respective operating lease vehicles less expected salvage value to cost of automotive sales on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the remaining operating lease vehicle net book value is then recognized in automotive sales. As of March 31, 2014, we recorded $447.0 million in operating lease vehicles, net, related to Model S deliveries with the resale value guarantee. During the three months ended March 31, 2014, we recognized $14.5 million in cost of automotive sales related to operating lease vehicle depreciation under this program. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three months ended March 31, 2014, warranty costs incurred for our resale value guarantee vehicles were $1.2 million.

Gross profit during the three months ended March 31, 2014 was $155.1 million, an increase from $96.3 million during the three months ended March 31, 2013. The increase in gross profit was primarily due to higher vehicle production volume, manufacturing and supply chain efficiencies as well as component cost reductions.

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

R&D expenses during the three months ended March 31, 2014 were $81.5 million, an increase from $54.9 million during the three months ended March 31, 2013. R&D expenses in the first quarter of 2013 included activities to homologate Model S for markets outside of North America as well as ongoing research and development activities related to Model S, supercharging and other programs. Higher R&D expenses in the first quarter of 2014 reflected our accelerated engineering work on Model X and continuing efforts to adapt Model S for international markets. The $26.6 million increase in R&D expenses consisted primarily of a $7.3 million increase in costs related to Model X and right-hand drive Model S engineering, design and testing activities, a $6.8 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants, a $6.7 million increase in employee compensation expenses, a $4.5 million increase in expensed materials primarily to support our Model X and right-hand drive Model S, and office, information technology and facilities-related costs to support the growth of our business.

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

SG&A expenses during the three months ended March 31, 2014 were $117.6 million, an increase from $47.0 million during the three months ended March 31, 2013. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The $70.6 million increase in our SG&A expenses consisted primarily of a $33.0 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $16.2 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $14.5 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation applied to new grants and a $6.1 million increase in professional and outside services costs.

Interest Expense

Interest expense during the three months ended March 31, 2014 was $11.9 million, an increase from $0.1 million during the three months ended March 31, 2013. Interest expense incurred during the first quarter of 2013 related primarily to our loans under the Department of Energy loan facility (DOE Loan Facility), while interest expense for the first quarter of 2014 related primarily to our convertible senior notes due 2018, 2019 and 2021. We capitalize interest to assets under construction during the period of significant asset construction. During the three months ended March 31, 2014 and 2013, we capitalized $1.2 million and $1.5 million of interest expense to construction in progress, respectively.

In March 2014, we issued $800.0 million aggregate principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion aggregate principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. We incurred approximately $31.1 million of debt issuance costs in connection with these notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of the notes. The interest rates are fixed at 0.25% and 1.25% per annum for the 2019 Notes and 2021 Notes, respectively, and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. During the three months ended March 31, 2014, we recognized $0.2 million of interest expense related to the amortization of debt issuance costs and $1.2 million of accrued coupon interest expense related to these notes.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with these notes from the respective host debt instrument and initially recorded the conversion option of $163.6 million for the 2019 Notes and $321.2 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively, over the contractual terms of these notes. During the three months ended March 31, 2014, we recognized $4.7 million of interest expense related to the amortization of these debt discounts.

In May 2013, we issued $660.0 million aggregate principal amount of convertible senior notes due 2018 (2018 Notes) in a public offering. We incurred $12.0 million of debt issuance costs in connection with the issuance of the 2018 Notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the 2018 Notes. Under the terms of the 2018 Notes, 1.50% coupon interest per annum on the principal amount of the notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three months ended March 31, 2014, we recognized $2.9 million of interest expense related to the amortization of debt issuance costs and accrued coupon interest.

Similar to the 2019 and 2021 Notes, we valued and bifurcated the conversion option associated with the 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on the 2018 Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the 2018 Notes. During the three months ended March 31, 2014, we recognized $3.8 million of interest expense related to the amortization of the debt discount.

Other Income, Net

Other income, net, consists primarily of the change in the fair value of our DOE common stock warrant liability and foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates. Prior to the expiration of the DOE warrant in May 2013, the DOE warrant had been carried at its estimated fair value with changes in its fair value reflected in other income, net.

Other income, net, during the three months ended March 31, 2014 was $6.7 million, a decrease from $17.1 million during the three months ended March 31, 2013. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017; therefore, the DOE warrant was no longer expected to vest. We recorded the reduction in fair value of our DOE common stock warrant liability of $10.7 million in other income, net, during the three months ended March 31, 2013. Other income, net, during the three months ended March 31, 2014 and 2013 included $6.7 million and $6.4 million of favorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities.

Provision for Income Taxes

Our provision for income taxes during the three months ended March 31, 2014 was $0.8 million, compared to $0.2 million during the three months ended March 31, 2013. The increase during the three months ended March 31, 2014 was due primarily to the increase in taxable income in our international jurisdictions as we continued to increase our Model S deliveries in Europe, following the commencement of European Model S deliveries in August 2013.

Liquidity and Capital Resources

Since inception and through March 31, 2014, we had accumulated net operating losses of $1.19 billion and have used $406.1 million of cash in operations. As of March 31, 2014, we had $2.58 billion in principal sources of liquidity available from our cash and cash equivalents and short-term marketable securities, including $1.83 billion of money market funds and $189.1 million in short-term marketable securities.

Other sources of cash include cash from our deliveries of Model S, customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services, and sales of powertrain components and systems. We expect that our current sources of liquidity, including cash and cash equivalents and short-term marketable securities, together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and certain future products, such as our third generation vehicle, establish and expand our stores, service centers and Supercharger network and to make the investments in tooling and manufacturing capital required to introduce Model X and to continue to ramp up production of Model S as well as make investments in the Tesla Gigafactory. We may seek additional capital resources to partially fund certain long-term growth initiatives.

As of May 1, 2014, we had 101 Supercharger stations open in North America, Europe and China. We expect to continue making investments in the Supercharger network in 2014, including in China.

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

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million aggregate principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion aggregate principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $787.6 million from the 2019 Notes and $1.18 billion from the 2021 Notes, respectively. We incurred $12.4 million and $18.7 million, respectively, of debt issuance costs in connection with these notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. The interest rates are fixed at 0.25% and 1.25% per annum for the 2019 and 2021 Notes, respectively, and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

In connection with the offering of these notes, we entered into convertible note hedge transactions whereby we have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for the 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to the 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to the 2021 Notes.

For more information on the Notes, see Note 6 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 1. Financial Statements.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (2018 Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the 2018 Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the 2018 Notes. The interest under the 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

During the first quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the 2018 Notes may convert their notes during the second quarter of 2014. As such, we reclassified the $589.9 million carrying value of our 2018 Notes to current liabilities and reclassified $69.9 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of the notes, from additional paid-in capital to mezzanine equity on our condensed consolidated balance sheet as of March 31, 2014. Similarly, debt issuance costs previously recorded in other assets were reclassified to other current assets as of March 31, 2014. Should the closing price conditions be met in the second quarter of 2014 or a future quarter, the 2018 Notes will be convertible at their holders’ option during the immediately following quarters.

Furthermore, under current market conditions, we expect that almost none of the 2018 Notes will be converted in the short term.

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share.

For more information on the 2018 Notes, 2019 Notes and 2021 Notes, see Notes 6 and 11 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 1. Financial Statements.

Customer Deposits

Customer deposits consist of payments that allow potential customers to place an order for the future purchase of a Model S or Model X. These amounts are recorded as current liabilities until the vehicle is delivered. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as customer deposits are generally not restricted as to their use by us. Upon delivery of the vehicle, the related customer deposits are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale. Customer deposits related to Model X still represent fully refundable reservations. As of March 31, 2014, we held customer deposits of $198.0 million.

Summary of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$60,640	$64,079
Net cash used in investing activities	(329,180)	(55,236)
Net cash provided by financing activities	1,816,559	3,684

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

Net cash provided by operating activities was $60.6 million during the three months ended March 31, 2014 net of adjustments for non-cash items such as depreciation and amortization of $44.3 million, $37.0 million related to stock-based compensation expense, $8.5 million related to the amortization of debt discount on our convertible senior notes and inventory write-downs of $1.6 million. Significant operating cash inflows were comprised primarily of automotive sales of $618.8 million, a $117.3 million net increase in deferred revenue, resale value guarantee and other long-term liabilities primarily associated with Model S deliveries with the resale value guarantee, a $35.0 million net increase in customer deposits and $1.7 million of development services revenue, partially offset by a $23.8 million increase in accounts receivable primarily related to receivables from our financing partners. Significant operating cash outflows for the three months ended March 31, 2014 were primarily related to $465.4 million of cost of revenues, $199.1 million of operating expenses, a $197.7 million increase in inventory and operating lease vehicles and an $11.4 million increase in prepaid expenses and other current assets, partially offset by a $97.8 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

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

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing and our stores, service and Supercharger network infrastructure, as well as restricted cash that we were required to maintain in relation to facility lease agreements, equipment financing, certain vendor credit policies and our DOE Loan Facility.

Net cash used in investing activities was $329.2 million during the three months ended March 31, 2014 primarily related to a $189.1 million purchase of short-term marketable securities and $141.4 million in purchases of capital equipment and tooling, partially offset by a $1.3 million net decrease in restricted cash.

Net cash used in investing activities was $55.2 million during the three months ended March 31, 2013 primarily related to $57.7 million in purchases of capital equipment and tooling, partially offset by a $2.6 million net decrease in restricted cash.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.82 billion during the three months ended March 31, 2014 and was comprised primarily of the $2.00 billion aggregate issuance of 2019 and 2021 Notes, $338.4 million from the sale of warrants in March 2014 in connection with the issuance of these notes, and $35.7 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan, partially offset by $524.7 million related to the purchase of convertible note hedges in March 2014 in connection with the issuance of these notes, $30.3 million of issuance costs and $2.3 million related to principal payments on our capital leases.

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

Contractual Obligations

During the first quarter of 2014, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our 2018 Notes were met and therefore, holders of the 2018 Notes may convert their notes during the second quarter of 2014. As such, we reclassified the $589.9 million carrying value of our 2018 Notes to current liabilities on our condensed consolidated balance sheet as of March 31, 2014. Should such closing price conditions be met in the second quarter of 2014 or a future quarter, the 2018 Notes will be convertible by their holders during the immediately following quarter. Similarly, if certain conditions are met with respect to our 2019 and 2021 Notes in future quarters, the 2019 and 2021 Notes will be convertible by their holders during the immediately following quarter.

The following table sets forth, as of March 31, 2014, our cash obligations related to our 2018, 2019 and 2021 Notes that will affect our future liquidity (in thousands) for the following periods:

	Year Ended December 31,
	Total	2014	2015	2016	2017	2018	2019 and thereafter
2018 Notes	$662,974	$662,974	$—	$—	$—	$—	$—
2019 Notes	809,986	986	2,000	2,000	2,000	2,000	801,000
2021 Notes	1,304,897	7,397	15,000	15,000	15,000	15,000	1,237,500

Total	$2,777,857	$671,357	$17,000	$17,000	$17,000	$17,000	$2,038,500

There have been no other material changes from the future contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. We commenced deliveries of Model S in June 2012 to customers in North America and to European customers in August 2013. Through March 31, 2014, a majority of our revenues have been denominated in U.S. dollars, with a growing exposure to euro and Norwegian krona; however, a portion of our costs and expenses during the three months ended March 31, 2014 was denominated in foreign currencies, including the Japanese yen, euro and British pound. Accordingly, if the value of the U.S. dollar depreciates significantly against currencies where we have a net short exposure, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase which may adversely impact our operating results. We commenced Model S deliveries in China in April 2014 and plan to commence Model S deliveries in certain other countries in Asia in 2014. As we continue to launch Model S overseas, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar against such currencies would tend to reduce our revenues as measured in U.S. dollars.

As a result of a favorable foreign currency exchange impact from foreign currency-denominated assets and liabilities, especially related to the Japanese yen, we recorded gains of $6.7 million on foreign exchange transactions in other income, net, for the three months ended March 31, 2014.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities totaling $2.58 billion as of March 31, 2014. A portion of our cash and cash equivalents was invested in money market funds. Our cash and cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of March 31, 2014, we had $2.66 billion aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $21.0 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Litigation

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The current complaint, which makes claims against Tesla and its CEO, Elon Musk, seeks damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case is brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

Risks Related to Our Business and Industry

We may be unable to increase production and deliveries of Model S in line with our plans, both of which could harm our business and prospects.

We began manufacturing and delivering Model S in June 2012. We have limited experience to date in high volume manufacturing of our electric vehicles as we only recently reached volume production of Model S for the U.S. market and have just recently begun production of Model S for the European and Asian markets. Our ability to further ramp-up high volume Model S production will depend upon a number of factors, including our suppliers’ ability to deliver quality parts to us in a timely manner, our ability to use our manufacturing processes as planned for higher volume production while maintaining our desired quality levels and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in maintaining our production level of Model S could materially damage our brand, business, prospects, financial condition and operating results.

We have limited experience in the high volume delivery of our Model S vehicles. We have gradually ramped production of Model S and we intend to continue to increase the production rate significantly over the next several quarters. Furthermore, we have only recently commenced deliveries in Europe and Asia and have not delivered Model S vehicles outside of North America and Europe in volume; thus we may face difficulties meeting our delivery and growth plans in Asia and other right hand drive markets later this year, which may impact our ability to achieve our worldwide delivery goals. If we are unable to increase the production rate and ramp up deliveries globally to match our production rate of Model S, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our ability to grow volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

•	that our suppliers will be able and willing to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

•	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our production plan and allows for high quality vehicles;

•	that we will be able to commence and execute the launch and ramp of Model S throughout Asia pursuant to our current timeline;

•	that we will be able to adequately respond in a timely manner to any problems that may arise with our vehicles;

•	that we will be able to schedule and complete deliveries at our planned higher volume production levels;

•	that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances, and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety, customs and similar regulations required to operate our manufacturing facilities;

•	that we will be able to maintain and improve quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be effective to manage higher volume production.

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

We incur significant costs related to procuring the raw materials required to manufacture our high-performance electric cars, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of Model S and powertrain manufacturing facilities and the recent launch in Asia. Furthermore, if we are unable to produce Model X pursuant to our plan due to cost overruns or other unexpected costs, we may not be able to meet our gross margin targets.

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

Our long-term success will be dependent upon our ability to design, build and achieve market acceptance of new vehicle models, specifically Model S and new vehicle models such as Model X and Gen III.

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

In addition, we have also announced our intent to develop Gen III which we expect to produce at the Tesla Factory after the introduction of Model X. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. Importantly, we anticipate producing our Gen III vehicle for the mass market and thus we will need a high-volume supply of lithium-ion cells at reasonable prices. While our plan is to attempt to produce lithium-ion cells and finished battery packs for our Gen III vehicles at a new Tesla Gigafactory, our plans for such production are at an early stage and we have not yet finalized a site for the construction of the Tesla Gigafactory nor completed a factory design. In addition, we have no experience in the production of lithium-ion cells, and accordingly we intend to engage partners with significant experience in cell production and to date we have not formalized such partnerships. In addition, the cost of building and operating the Tesla Gigafactory could exceed our current expectations and the Tesla Gigafactory may take longer to bring online than we anticipate. If we are unable to build the Tesla Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells for Gen III at reasonable prices and thus are forced to rely on others to supply us with lithium-ion cells for Gen III, our ability to produce our Gen III vehicles at a price that allows us to sell Gen III profitably could be constrained. Finally, we have very limited experience allocating our available resources among the design and production of multiple models of vehicles, such as Model S (including any variants we may introduce such as right-hand drive), Model X and Gen III. While we intend each of our production vehicles and their variants to meet a distinct segment of the automotive market, our vehicles may end up competing with each other which may delay sales and associated revenue to future periods. Also, if we fail to accurately anticipate demand for each of our vehicles, this could result in inefficient expenditures and production delays. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles.

Our future growth is dependent upon consumers’ willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles in North America, Europe and Asia does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly in North America as well as in Europe and Asia. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this global expansion include:

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

We were formed in July 2003 and began delivering our first vehicle, the Tesla Roadster, in early 2008. We only began producing our second electric vehicle, Model S, in June 2012 and our production processes continue to mature, especially those production processes related to our Model S deliveries in Europe and Asia, such as for right-hand drive Model S. Model S became the primary contributor to our revenue starting in the fourth quarter of 2012. We intend in the longer term to derive substantial revenues from the sales of Model S, Model X, Gen III and future electric vehicles. Further, we have only produced an early prototype of the Model X crossover and have only recently started production of Model S for Asia. Our vehicle design and our engineering, manufacturing and component supply plans for Model S may continue to be adjusted.

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

We occasionally provide guidance regarding our expected financial and business performance, such as projections regarding the number of vehicles we hope to sell or produce in future periods and anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

•	our ability to achieve anticipated production and sales volumes and projected average sales prices for Model S in North America, Europe and Asia;

•	supplier and commodity-related costs; and

•	planned cost reductions.

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

The battery pack in the Tesla Roadster and Model S and the battery packs that we sell to Toyota and Daimler makes use of lithium-ion cells. We also currently intend to make use of lithium-ion cells inany future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and electric vehicle battery packs catching fire have focused consumer attention on the safety of these cells.

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

We have experienced product recalls, including in May 2009, October 2010, and June 2013, all of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torquing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall for some of our Tesla Roadsters after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than a thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in the collapse of the rear seat back during a crash. Although the cost of this recall was not material, and limited to a small number of total Model S’s produced, we may experience additional recalls in the future, which could adversely affect our brand in our target markets, as well as our business, prospects and results of operations.

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

We have had net losses on a GAAP basis in each quarter since our inception, except for the first quarter of 2013. Even if we are able to continue to increase Model S production and sales, there can be no assurance that we will be profitable. In order to achieve profitability as well as long-term commercial success, we must continue to achieve our planned cost reductions, control our operational costs while producing quality Model S vehicles, increase our Model S production rate, maintain strong demand for Model S in North America, and grow demand for Model S abroad in Europe and Asia. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

The introduction of our resale value guarantee may result in lower revenues and profits and exposes us to resale risk to the extent many customers elect to return their vehicles to us and the residual values of these cars are below the guaranteed value.

In 2013 we began offering a resale value guarantee to all customers who purchased a Model S in the United States and Canada and financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months following delivery for a pre-determined resale value. As a result of this resale value guarantee and customers having the option of selling their vehicles to us, we apply lease accounting to such purchases, which defers the recognition of the associated revenues over time instead of full recognition at vehicle delivery. During the first quarter of 2014, we provided the resale value guarantee to an additional 1,181 Model S deliveries and we expect the penetration rate to increase with the expansion of our financing programs in additional states in the United States and in international markets. Although the resale value guarantee does not impact our cash flows and liquidity at the time of vehicle delivery, a significant uptake under this program could have a significant adverse impact on our near term GAAP revenues and operating results.

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

We have opened Tesla stores in North America, Europe and the Asia Pacific Region, many of which have been open for only a short period of time. We have relatively limited experience distributing and selling our performance vehicles through our Tesla stores, especially in Asia. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. The concept and layout of our interactive stores, which are typically located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our store strategy will continue to be successful. We may incur additional costs in order to improve or change our retail strategy.

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

We have only recently started to deploy Tesla Superchargers in the United States, Europe and Asia. Tesla Superchargers are a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles with the Supercharging option. We intend to expand the Tesla Supercharger network throughout the U.S., Canada, Europe and Asia, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners or obtaining required permits for such locations, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network.

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

We have limited experience servicing our vehicles, especially outside of the United States, and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers, our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers and meet customer expectations regarding service, our business and prospects will be materially and adversely affected. We have limited experience servicing our vehicles, especially in Europe and Asia. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to satisfactorily service our customers and the various service related issues that they are facing and may face in the future, our ability to generate customer loyalty, grow our business and sell additional Model S vehicles could be impaired.

We service our performance electric vehicles through our company-owned Tesla service centers, certain of our stores, and through our mobile service technicians known as the Tesla Rangers. However, certain service centers have been open for short periods, such as those outside of the United States, and to date we have only limited experience servicing our performance vehicles at these locations. We will need to open new standalone service centers in locations around the world and hire and train significant numbers of new employees to staff these service centers and act as Tesla Rangers in order to successfully maintain our fleet of delivered performance electric vehicles. We only implemented our Tesla Rangers program in October 2009 and have limited experience in deploying them to service our customers’ vehicles. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

As of March 31, 2014, we had $198.0 million in customer deposits, primarily for Model S and Model X. Model S deposits are generally subject to cancellation by the customer and fully refundable up until two weeks after placing the order. Model X reservations are fully refundable until such time when customers begin to configure their vehicles for delivery. We have experienced order cancellations for our vehicles and have had to refund the related deposits, and cancellations may continue.

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

Additionally, if we encounter delays in our ramp in Asia, or further delays in the introduction of Model X, a significant number of our customers could similarly cancel their orders or reservations and demand refunds of their deposits. As a result, no assurance can be made that orders and reservations will not be cancelled and will ultimately result in the final purchase, delivery, and sale of the vehicle.

Our plan to expand our network of Tesla stores, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. In addition, we may not be able to open stores or service centers in certain states or Superchargers in desired locations.

Our plan to expand our network of Tesla stores, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This ongoing global expansion may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore, there can be no assurances that we will be able to expand on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, service centers and Superchargers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores and service centers in major metropolitan areas throughout North America, Europe and Asia, and we plan to open additional stores and service centers worldwide to support our ongoing worldwide Model S rollout. We have also rapidly expanded our Supercharger network in the U.S. and Europe. However, we may not be able to expand at a sufficient rate and our planned expansion will require significant cash investment and management resources, as well as efficiency in the execution of establishing these locations and in hiring and training the necessary employees to effectively sell and service our vehicles.

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

We face risks associated with our international operations and expansion, including unfavorable regulatory, political, tax and labor conditions and establishing ourselves in new markets, all of which could harm our business.

We face various risks associated with our international operations and expansion. We currently have international operations and subsidiaries in various countries and jurisdictions in Europe and Asia that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we will continue to expand our sales, maintenance, repair and Supercharger services internationally, particularly in China. However, we have limited experience to date selling and servicing our vehicles internationally, as well as limited experience installing and operating Superchargers internationally, and international expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

The unavailability, reduction or elimination of government and economic incentives in the U.S. and abroad could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction, elimination of government and economic incentives because of policy changes, the reduced need for such incentives due to the customer base of our electric vehicles, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect our growth as well as our business, prospects, financial condition and operating results, as our growth depends, in part, on the availability and amounts of government incentives. For example, we currently benefit from certain exemptions in the United States, such as from California state sales and use taxes. Also, government programs have been enacted in Europe favoring the purchase of electric vehicles, including disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, or the 25% value added tax or other purchase taxes that apply to the purchase of gas-powered vehicles. In the event that such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, sales of electric vehicles, including our Model S, could be adversely affected.

Our strategic relationships with third parties, such as Daimler, Toyota and Panasonic, are subject to various risks which could adversely affect our business and future prospects.

Our strategic relationships third parties, such as Daimler, Toyota and Panasonic, pose various risks to us, including potential loss of access to important technology and vehicle parts , potential loss of business and adverse publicity to our brand image if there are defects or other problems discovered with the electric powertrain components that Daimler and Toyota have incorporated into their vehicles. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with these third parties. The occurrence of any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

Any failure to execute on the Daimler B-Class EV program could hurt our reputation as well as our profitability on this program.

We are working with Daimler to develop a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. We have substantially completed our development services under this B-Class program and commenced production of electric powertrains and battery packs for Daimler. The supply agreement for these products contemplates customary obligations of us such as timely deliveries, warranty and product defect obligations. If we fail to meet these obligations, or if we exceed our current cost projections for producing these products, our profitability on this program will suffer and this could have a negative impact on our operating results.

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

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not currently manufacture battery cells, which makes us dependent upon other suppliers of battery cell technology for our battery packs.

If we are unable to attract and/or retain key employees and hire qualified management, technical, vehicle engineering and manufacturing personnel, our ability to compete could be harmed and our stock price may decline.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause our stock price to decline. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, and JB Straubel, our Chief Technical Officer. None of our key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team as well as technical, vehicle engineering and manufacturing personnel due to various factors, such as a very competitive labor market for talented individuals with automotive experience. In addition, we do not have “key person life insurance policies covering any of our officers or other key employees.

Currently in Northern California, there is increasing competition for talented individuals with the specialized knowledge of electric vehicles, software engineers, manufacturing engineers and other skilled employees and this competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with many mature and prosperous companies in Northern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting new ones would have an adverse effect on our performance.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of March 31, 2014, we have accrued $5.5 million related to these environmental liabilities.

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

As we are currently delivering vehicles in Europe and Asia, we also become subject to additional laws and regulations applicable to the import, sale and service of automobiles in those regions, with which we have little or no experience complying.

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

Since we began initiating sales of our vehicles, we have continued to refine our warranty reserves based on our actual warranty claim experience and we may be required to undertake further changes in the future. As of March 31, 2014, we had warranty reserves of $72.0 million, and such reserve amount will increase significantly in the future as our product offerings and sales grow. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims due to potential higher average warranty expenses over the product life cycle or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

If we fail to effectively manage the residual, financing and credit risks for our recently launched Model S leasing program, our business may suffer.

We recently introduced a leasing program for small and medium sized businesses in the United States. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing to fund and grow this program, and manage customer credit risk. If actual residual values of Model S vehicles are below our estimates, we may suffer lower profitability or potentially have losses. If we are unable to adequately fund our leasing program with either internal funds or external financing sources, we may be unable to grow our sales. Additionally, if we do not properly screen customers for ability to pay their leases on time, we may be exposed to excessive credit risks and associated losses. Furthermore, while our leasing program is currently limited in scope and financed with our own funds, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with federal and state regulations governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

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

We incurred $660.0 million in aggregate principal amount of senior indebtedness in May 2013 when we issued pursuant to registered public offerings 1.50% convertible senior notes due 2018 (2018 Notes). In March and April 2014, we incurred an additional $920.0 million and $1.38 billion, respectively, in aggregate principal amount of senior indebtedness by issuing pursuant to registered public offerings 0.25% convertible senior notes due 2019 (2019 Notes) and 1.25% convertible senior notes due 2021 (2021 Notes and together with the 2018 Notes and 2019 Notes, collectively, the Notes). Our ability to make scheduled payments of the principal of, to pay interest on, make payments upon conversion or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each applicable trading day. This condition was met in the first quarter of 2014 for the 2018 Notes, and consequently the 2018 Notes are convertible by their holders during the second quarter of 2014. This conversion feature will apply to the 2019 Notes and 2021 Notes for any quarter commencing with the third quarter of 2014 if the sales price condition for the applicable series of the 2019 and the 2021 Notes is met in the immediately preceding quarter. Upon conversion of the Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and, if applicable, shares of our common stock, in respect of such Notes. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition. Even if holders do not elect to convert their Notes, if the Notes become convertible we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material adverse impact on our reported financial results.

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

Holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each trading day. This condition was met for the 2018 Notes in the first quarter of 2014, and consequently the 2018 Notes are convertible by their holders during the second quarter of 2014. This conversion feature will apply to the 2019 Notes and the 2021 Notes for any quarter commencing with the third quarter of 2014 if the sales price condition for the applicable series of Notes is met in the immediately preceding quarter. If the Notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such Notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2014, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 28.0% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 26.8% of our outstanding shares of common stock as of March 31, 2014. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and, therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $265.00 per share and a low of $69.25 per share over the last 52 weeks.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. As described in the Risk Factor “Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” the Notes due 2018 are convertible by their holders during the second quarter of 2014. Moreover, these Notes, and commencing with the third quarter of 2014, the Notes due 2019 and Notes due 2021, may become convertible in future periods if a condition to conversion for the Notes is met. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of Notes may affect the value of the Notes and our common stock.

In connection with each issuance of the Notes, we entered into convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlay the applicable Notes. The convertible note hedge transactions are expected to reduce the potential dilution and/or offset potential cash payments we are required to make in excess of the principal amount upon conversion of the applicable Notes. We also entered into warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants on the applicable expiration dates.

In addition, the hedge counterparties or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or prevent an increase or a decrease in the market price of our common stock or the Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. In addition, we do not make any representation that the hedge counterparties have engaged or will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

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

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our company would trigger options by the respective holders of the applicable Notes to require us to repurchase such Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders or investors in the Notes.

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

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla Motors, Inc.

Date: May 9, 2014	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Second Supplemental Indenture, dated as of March 5, 2014, by and between Tesla Motors, Inc. and U.S. Bank National Association.	8-K	001-34756	4.2	March 5, 2014

4.2	Form of 0.25% Convertible Senior Note Due March 1, 2019 (included in Exhibit 4.1).	8-K	001-34756	4.2	March 5, 2014

4.3	Third Supplemental Indenture, dated as of March 5, 2014, by and between Tesla Motors, Inc. and U.S. Bank National Association.	8-K	001-34756	4.4	March 5, 2014

4.4	Form of 1.25% Convertible Senior Note Due March 1, 2021 (included in Exhibit 4.3).	8-K	001-34756	4.4	March 5, 2014

10.1	Indemnification Agreement, dated as of February 27, 2014, by and between Tesla Motors, Inc. and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.2	Form of Call Option Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.2	March 5, 2014

10.3	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.4	Form of Warrant Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.4	March 5, 2014

10.5	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith