Form 10-Q
period 2014-06-30
TESLA MOTORS INC
filed 2014-08-08
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 124,629,814 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,674,910	$845,889
Restricted cash and marketable securities	11,714	3,012
Accounts receivable	96,607	49,109
Inventory	596,927	340,355
Prepaid expenses and other current assets	61,536	27,574

Total current assets	3,441,694	1,265,939

Operating lease vehicles, net	531,226	382,425
Property, plant and equipment, net	1,035,822	738,494
Restricted cash	7,247	6,435
Other assets	38,474	23,637

Total assets	$5,054,463	$2,416,930

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$443,548	$303,969
Accrued liabilities	161,437	108,252
Deferred revenue	139,436	91,882
Capital lease obligations, current portion	9,700	7,722
Customer deposits	228,017	163,153
Convertible senior notes	593,712	182

Total current liabilities	1,575,850	675,160

Capital lease obligations, less current portion	14,099	12,855
Deferred revenue, less current portion	234,980	181,180
Convertible senior notes, less current portion	1,767,024	586,119
Resale value guarantee	345,192	236,299
Other long-term liabilities	98,902	58,197

Total liabilities	4,036,047	1,749,810

Commitments and contingencies (Notes 6 and 10)
Convertible senior notes	66,083	—
Stockholders’ equity
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 124,588,213 and 123,090,990 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	125	123
Additional paid-in capital	2,203,535	1,806,617
Accumulated deficit	(1,251,327)	(1,139,620)

Total stockholders’ equity	952,333	667,120

Total liabilities and stockholders’ equity	$5,054,463	$2,416,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Automotive sales	$768,242	$401,535	$1,387,052	$956,738
Development services	1,107	3,604	2,839	10,193

Total revenues	769,349	405,139	1,389,891	966,931
Cost of revenues
Automotive sales	554,104	303,599	1,016,575	765,417
Development services	2,250	1,057	5,193	4,711

Total cost of revenues	556,354	304,656	1,021,768	770,128
Gross profit	212,995	100,483	368,123	196,803
Operating expenses
Research and development	107,717	52,312	189,262	107,171
Selling, general and administrative	134,031	59,963	251,583	107,008

Total operating expenses	241,748	112,275	440,845	214,179

Loss from operations	(28,753)	(11,792)	(72,722)	(17,376)
Interest income	467	39	608	49
Interest expense	(31,238)	(20,116)	(43,122)	(20,234)
Other income (expense), net	(1,226)	1,668	5,492	18,759

Loss before income taxes	(60,750)	(30,201)	(109,744)	(18,802)
Provision for income taxes	1,150	301	1,958	452

Net loss	$(61,900)	$(30,502)	$(111,702)	$(19,254)

Net loss per share of common stock, basic and diluted	$(0.50)	$(0.26)	$(0.90)	$(0.17)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	124,250,428	118,193,608	123,863,753	116,462,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(111,702)	$(19,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	98,983	40,048
Stock-based compensation	72,822	34,582
Inventory write-downs	3,850	5,589
Amortization of discount on convertible debt	32,102	1,582
Change in fair value of Department of Energy (DOE) warrant liability	—	(10,692)
Amortization of DOE loan origination costs	—	5,558
Fixed asset disposals	6,305	155
Other non-cash operating activities	3,662	445
Foreign currency transaction gain	(210)	4,302
Changes in operating assets and liabilities
Accounts receivable	(47,931)	(86,878)
Inventories and operating lease vehicles	(458,132)	(129,247)
Prepaid expenses and other current assets	(24,207)	(3,565)
Other assets	(457)	301
Accounts payable	134,524	(8,375)
Accrued liabilities	51,187	14,976
Deferred revenue	101,259	93,110
Customer deposits	64,946	(4,279)
Resale value guarantee	109,232	72,358
Other long-term liabilities	20,828	18,065

Net cash provided by operating activities	57,061	28,781

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(317,049)	(98,242)
Purchase of short-term marketable securities	(200,268)	—
Maturities of short-term marketable securities	189,131	—
Decrease in other restricted cash	1,616	1,080
Withdrawals out of our dedicated DOE accounts, net	—	14,752

Net cash used in investing activities	(326,570)	(82,410)

Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	2,300,000	660,000
Proceeds from issuance of warrants	389,160	120,318
Proceeds from exercise of stock options and other stock issuances	53,115	55,091
Purchase of convertible note hedges	(603,428)	(177,540)
Convertible debt issuance costs	(35,150)	(16,207)
Principal payments on capital leases and other debt	(5,646)	(3,634)
Proceeds from issuance of common stock in public offering		360,000
Proceeds from issuance of common stock in private placement		55,000
Principal payments on DOE loans	—	(452,337)

Net cash provided by financing activities	2,098,051	600,691

Effect of exchange rate changes on cash	479	(2,895)
Net increase in cash and cash equivalents	1,828,542	547,062
Cash and cash equivalents at beginning of period	845,889	201,890

Cash and cash equivalents at end of period	$2,674,910	$746,057

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	63,861	$20,593
Estimated fair market value of manufacturing facility under build-to-suit lease (Note 3)	19,213	—

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

Public Offerings

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due March 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due March 2021 (2021 Notes) in a public offering. In connection with the issuance of these 2019 Notes and 2021 Notes, we entered into convertible note hedge transactions for which we paid an aggregate $524.7 million. In addition, we sold warrants and received aggregate proceeds of approximately $338.4 million from the sale of the warrants. Taken together, we received total cash proceeds of approximately $1.78 billion, net of underwriting discounts and offering costs.

In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. In connection with the issuance of these additional notes, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants and received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, we received total cash proceeds of approximately $267.6 million, net of underwriting discounts and offering costs (see Note 6).

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

During the three months ended June 30, 2014, we began separately presenting the effect of exchange rate changes on our cash and cash equivalents in our condensed consolidated statements of cash flows due to our growing operations in foreign currency environments. Prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting update which amends the existing accounting standards for revenue recognition. The new guidance provides a unified model to determine when and how revenue is recognized. The guidance is effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.

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

For Model S sales, revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In certain circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer, provided that such options do not limit the functionality of the vehicle. In such cases, we continue to defer the related revenue based on the undelivered items’ fair value, as evidenced by the contractual price of the option in stand-alone transactions, where available, or using the selling price hierarchy where such prices do not exist. Additionally, if a customer purchases a vehicle option that requires us to provide services in the future, we defer the related revenue based on the undelivered items’ fair value and recognize the associated revenue over our expected performance period. As of June 30, 2014, we had deferred $35.0 million, $18.3 million and $7.3 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network and Model S connectivity, respectively. As of December 31, 2013, we had deferred $27.6 million, $10.3 million and $0.7 million related to these same performance obligations, respectively.

Model S Leasing Program

In April 2014, we began offering a leasing program to qualified small and medium-sized businesses in the United States for Model S. Through our wholly owned subsidiary, qualifying customers are permitted to lease a Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues over the contractual term of the individual leases and record cost of automotive sales equal to the depreciation of the leased vehicles. As of June 30, 2014, we had deferred $1.6 million of lease-related upfront payments which will be recognized over the contractual term of the individual leases on a straight-line basis. Lease revenues are recorded in automotive sales and for the three months ended June 30, 2014, we recognized $0.2 million.

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

Account activity related to our resale value guarantee program consisted of the following for the periods presented (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Operating lease vehicles under the resale value guarantee program—beginning of period	$447,033	$376,979
Increase in operating lease vehicles under the resale value guarantee program	85,609	170,126
Depreciation expense recorded in cost of automotive sales	(15,078)	(27,480)
Additional depreciation expense recorded in cost of automotive sales as a result of early cancellation of resale value guarantee	(1,784)	(3,845)

Operating lease vehicles under the resale value guarantee program—end of period	$515,780	$515,780

Deferred revenue—beginning of period	$270,706	$230,856
Increase in deferred revenue related to Model S deliveries with resale value guarantee	62,918	125,988
Amortization of deferred revenue recorded in automotive sales	(27,070)	(48,848)
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	(1,277)	(2,719)

Deferred revenue—end of period	$305,277	$305,277

Resale value guarantee liability—beginning of period	$290,617	$236,298
Increase in resale value guarantee	55,703	111,305
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	(1,128)	(2,411)

Resale value guarantee liability—end of period	$345,192	$345,192

Marketable Securities

Marketable securities are comprised of commercial paper and U.S. treasury bills and are designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) which is included within stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other income, net. Available-for-sale marketable securities with maturities greater than three months at the date of purchase and remaining maturities of one year or less are classified as short-term marketable securities. Where temporary declines in fair value exist, we have the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Warranties

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component or system is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. For new vehicles, warranty reserves are based on management’s best estimate of projected warranty experience until adequate historical data is accumulated. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three and six months ended June 30, 2014, warranty costs incurred for our resale value guarantee vehicles were $1.8 million and $3.0 million, respectively. For the three months ended June 30, 2013, warranty costs incurred for our resale value guarantee vehicles were $0.4 million. We may have material changes as we accumulate more actual data and experience. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the condensed consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accrued warranty—beginning of period	$71,932	$24,061	$53,183	$13,013
Warranty costs incurred	(9,271)	(1,601)	(18,571)	(4,708)
Changes in liability for pre-existing warranties, including expirations	1,541	3,174	9,661	3,174
Provision for warranty	20,169	11,244	40,098	25,399

Accrued warranty—end of period	$84,371	$36,878	$84,371	$36,878

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

As of June 30, 2014 and December 31, 2013, our accounts receivable were derived primarily from amounts to be received from commercial financial institutions for approved financing arrangements between our customers and the financial institutions, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs).

The following summarizes the accounts receivable from our OEM customers in excess of 10% of our total accounts receivable:

	June 30,	December 31,
	2014	2013
Customer A	14%	30%
Customer B	12%	4%
Customer C	10%	0%

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

The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented, related to the following securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	13,579,796	12,219,398	13,851,741	10,458,933
Convertible senior notes	2,145,517	—	2,082,759	—
Warrant issued in May 2013	626,447	—	533,469	—
Restricted stock units	290,415	—	254,240	—
Employee stock purchase plan	13,671	22,094	18,076	37,037

Since we expect to settle the principal amount of our outstanding convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52, $359.87 and $359.87 per share for the convertible senior notes due 2018 (2018 Notes), 2019 Notes and 2021 Notes, respectively.

Uncertain Tax Positions

As of June 30, 2014 and December 31, 2013, the aggregate balances of our gross unrecognized tax benefits were $21.3 million and $13.4 million, respectively, of which $19.5 million and $11.8 million, respectively, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

3. Balance Sheet Components

Inventory

As of June 30, 2014 and December 31, 2013, our inventory consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$235,279	$184,665
Work in process	48,110	42,500
Finished goods	250,030	69,324
Service parts	63,508	43,866

Total	$596,927	$340,355

Finished goods primarily include Model S vehicles built to customer specifications that were in-transit to our foreign operations for customer delivery.

Property, Plant and Equipment

As of June 30, 2014 and December 31, 2013, our property, plant and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Machinery, equipment and office furniture	$468,151	$322,394
Tooling	253,101	230,385
Leasehold improvements	134,172	94,763
Building and building improvements	85,889	67,707
Land	45,029	45,020
Computer equipment and software	60,910	42,073
Construction in progress	193,260	76,294

	1,240,512	878,636
Less: Accumulated depreciation and amortization	(204,690)	(140,142)

Total	$1,035,822	$738,494

Construction in progress is comprised primarily of assets related to the manufacturing of our Model X and Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. In March 2014, we entered into a lease agreement for a facility located in Lathrop, California. We concluded that based on our facts and circumstances, the lease meets the criteria for treatment as a build-to-suit lease arrangement. Accordingly, upon the commencement of our construction activities, we recorded construction in progress and a corresponding financing liability of $19.2 million, respectively, related to this facility. Depreciation of construction in progress begins when the assets are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and six months ended June 30, 2014, we capitalized $2.0 million and $3.2 million of interest expense, respectively. During the three and six months ended June 30, 2013, we capitalized $0.4 million and $1.9 million of interest expense, respectively.

Depreciation and amortization expense during the three and six months ended June 30, 2014 were $36.1 million and $65.0 million, respectively. Depreciation and amortization expense during the three and six months ended June 30, 2013 were $20.2 million and $37.6 million, respectively. Total property and equipment assets under capital lease as of June 30, 2014 and December 31, 2013 were $31.8 million and $23.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $8.6 million and $5.0 million, respectively.

Other Assets

As of June 30, 2014 and December 31, 2013, our other assets consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Debt issuance costs, net	$21,425	$7,315
Emission permits	13,541	13,930
Other	3,508	2,392

Total	$38,474	$23,637

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life as that of the Tesla Factory. Debt issuance costs, net as of June 30, 2014, include costs associated with our 2018 Notes, 2019 Notes and 2021 Notes (see Note 6).

Accrued Liabilities

As of June 30, 2014 and December 31, 2013, our accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued purchases	$46,910	$19,023
Payroll and related costs	39,844	26,535
Accrued warranty, current portion	32,423	19,917
Taxes payable	28,416	38,067
Accrued interest	6,967	741
Environmental liabilities, current portion	2,390	2,132
Other	4,487	1,837

Total	$161,437	$108,252

Other Long-Term Liabilities

As of June 30, 2014 and December 31, 2013, our other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued warranty, less current portion	51,948	33,265
Build to suit finance obligation, less current portion	19,213	—
Deferred rent liability	10,790	9,886
Deferred tax liabilities	5,233	5,233
Environmental liabilities, less current portion	3,680	3,364
Asset retirement obligations	3,436	2,115
Other	4,602	4,334

Total	$98,902	$58,197

We established asset retirement obligations pursuant to lease agreements under which we are required to restore the properties to their original condition. The obligations are recorded at the inception of the lease based on estimates of the actions to be taken and related costs. Adjustments are made when necessary to reflect actual results.

In March 2014, we entered into a lease agreement for a facility located in Lathrop, California. We concluded that based on our facts and circumstances, the lease meets the criteria for treatment as a build-to-suit lease arrangement. Accordingly, upon the commencement of our construction activities, we recorded construction in progress and a corresponding financing liability of $19.2 million, respectively, related to this facility.

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

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our restricted short-term marketable securities are classified within Level II of the fair value hierarchy.

As of June 30, 2014 and December 31, 2013, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands):

	June 30, 2014				December 31, 2013
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,034,857	$2,034,857	$—	$—	$460,313	$460,313	$—	$—
Commercial paper	128,000		128,000		—	—	—	—
U.S. treasury bills	11,125	11,125	—	—	—	—	—	—

Total	$2,173,982	$2,045,982	$128,000	$—	$460,313	$460,313	$—	$—

Our available-for-sale marketable securities classified by security type as of June 30, 2014 consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$128,000	$—	$—	$128,000
U.S. treasury bills	11,125	—	—	11,125

Total	$139,125	$—	$—	$139,125

The changes in the fair value of our common stock warrant liability (see Note 6) were as follows (in thousands):

Six Months Ended June 30, 2013
Fair value, beginning of period	$10,692
Change in fair value	(10,692)

Fair value, end of period	$—

The estimated fair value of our 2018 Notes based on a market approach was approximately $1.33 billion (par value $659.8 million) as of June 30, 2014 and $914.9 million (par value of $660.0 million) as of December 31, 2013, respectively, and represent a Level II valuation. The estimated fair value of our 2019 Notes and 2021 Notes based on a market approach was approximately $895.9 million (par value $920.0 million) and $1.34 billion (par value of $1.38 billion) as of June 30, 2014, respectively, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

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

As of June 30, 2014 and December 31, 2013, we held customer deposits of $228.0 million and $163.2 million, respectively.

6. Convertible and Long-term Debt Obligations

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from 2019 Notes and $1.36 billion from 2021 Notes, respectively. We incurred $14.2 million and $21.4 million, respectively, of debt issuance costs in connection with the 2019 Notes and the 2021 Notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. During the three and six months ended June 30, 2014, we recognized $1.0 million and $1.2 million of interest expense, respectively, related to the amortization of debt issuance costs and $5.1 million and $6.3 million of accrued coupon interest expense, respectively.

Each $1,000 of principal of these notes will initially be convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their Notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. Should any of the note conversion conditions be met in the third quarter of 2014 or a future quarter, the 2019 and 2021 Notes will be convertible at their holders’ option during the immediately following quarters.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the notes from the respective host debt instrument and initially recorded the conversion option of $188.1 million for the 2019 Notes and $369.4 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively, over the contractual terms of the notes. During the three and six months ended June 30, 2014, we recognized $19.8 million and $24.5 million of interest expense, respectively, related to the amortization of the debt discount. As of June 30, 2014, the net carrying value of 2019 Notes and 2021 Notes was $742.6 million and $1.02 billion, respectively.

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Similarly, in connection with the issuance of additional notes in April 2014, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a strike price of $512.66 per share for the warrants relating to 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a strike price of $560.64 per share for the warrants relating to 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2014.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with 2018 Notes which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of 2018 Notes. The interest under 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three and six months ended June 30, 2014, we recognized $0.5 million and $1.0 million of interest expense, respectively, related to the amortization of debt issuance costs and $2.5 million and $4.8 million of accrued coupon interest expense, respectively.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on 2018 Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the notes. During the three and six months ended June 30, 2014, we recognized $3.8 million and $7.6 million of interest expense, respectively, related to the amortization of the debt discount. During the three months ended June 30, 2013, we recognized $1.6 million of interest expense related to the amortization of the debt discount. As of June 30, 2014, the net carrying value of 2018 Notes was $593.7 million.

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet.

During the second quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the third quarter of 2014. As such, we classified the $593.7 million carrying value of our 2018 Notes as current liabilities and classified $66.1 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our condensed consolidated balance sheet as of June 30, 2014. Similarly, debt issuance costs were classified as other current assets as of June 30, 2014. Should the closing price conditions be met in the third quarter of 2014 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarters.

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

As of June 30, 2014, the following performance milestone was considered probable of achievement.

•	Completion of the first Model X Production Vehicle.

For the three and six months ended June 30, 2014, we recorded stock-based compensation expense of $3.4 million and $6.3 million related to this grant, respectively.

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

As of June 30, 2014, the market conditions for four vesting tranches were achieved and the following four performance milestones were considered probable of achievement:

•	Successful completion of the Model X Engineering Prototype (Alpha);

•	Successful completion of the Model X Vehicle Prototype (Beta);

•	Completion of the first Model X Production Vehicle; and

•	Successful completion of the Gen III Engineering Prototype (Alpha).

None of the stock options granted under the 2012 CEO Grant have vested thus far as the performance milestones have not yet been achieved as of June 30, 2014. However, as the above four performance milestones were considered probable of achievement, we recorded stock-based compensation expense of $4.4 million and $14.4 million for the three and six months ended June 30, 2014, respectively. We recorded stock-based compensation expense of $4.3 million and $5.2 million for the three and six months ended June 30, 2013, respectively.

Additionally, no cash compensation has been received by our CEO for his services to the company.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$3,912	$1,063	$7,018	$2,599
Research and development	14,822	8,565	28,367	16,209
Selling, general and administrative	17,049	9,631	37,436	15,319

Total	$35,783	$19,259	$72,821	$34,127

8. Information about Geographic Areas

We have determined that we operate in one reporting segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth revenues and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
North America	$351,577	$400,137	$639,956	$952,634
Europe	276,300	4,743	608,408	13,594
Asia	141,472	259	141,527	703

Total	$769,349	$405,139	$1,389,891	$966,931

During the three and six months ended June 30, 2014, we recognized revenues of $329.7 million and $601.8 million in the United States, respectively, and during the three and six months ended June 30, 2013 we recognized revenues of $382.6 million and $917.1 million, respectively, in the United States. During the three and six months ended June 30, 2014, we recognized revenues of $115.9 million and $327.2 million, respectively, in Norway. During the three and six months ended June 30, 2014, we recognized revenues of $141.4 million in China.

Long-lived Assets

	June 30,	December 31,
	2014	2013
United States	$1,496,473	$1,091,487
International	70,575	29,432

Total	$1,567,048	$1,120,919

9. Strategic Partnerships

Daimler Mercedes-Benz B-Class EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class electric vehicle. During the fourth quarter of 2012, we entered into a development agreement to assist Daimler with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. Pursuant to the development agreement, Daimler will pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the three and six months ended June 30, 2014, we delivered prototype samples and recognized $1.1 million and $2.8 million in development services revenue, respectively. During the three and six months ended June 30, 2013, we completed a milestone, delivered prototype samples and recognized $3.6 million and $10.2 million in development services revenue, respectively, related to the Mercedes-Benz B-Class EV program.

Toyota RAV4 Program

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software for integration into the electric vehicle version of the Toyota RAV4. Additionally, we provide Toyota with certain services related to the supply of the electric powertrain system. During the three and six months ended June 30, 2014, we recognized revenue of $16.2 million and $31.3 million in automotive sales revenue, respectively. During the three and six months ended June 30 2013, we recognized revenue of $13.3 million and $27.7 million in automotive sales revenue, respectively. Our production activities under this program are expected to end in 2014.

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

We reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions, and NUMMI has agreed to pay the next $15.0 million for such remediation activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing. Through June 30, 2014, remediation costs of $2.4 million had been incurred by NUMMI.

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2014 and December 31, 2013, we accrued a total of $6.1 million and $5.5 million related to these environmental liabilities, respectively. As we continue with our construction and operating activities, it is reasonably possible that our estimate of environmental liabilities may change materially.

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

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We are currently producing and selling our second vehicle, the Model S sedan. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. The Model S inherited many of the electric powertrain innovations we introduced with our first vehicle, the Tesla Roadster. We commenced deliveries of Model S in June 2012 and have delivered 39,149 vehicles through June 30, 2014. Operational Alpha prototypes of Model X are now being driven to confirm design intent and we currently expect Beta prototypes to be on the road by the end of 2014. Development efforts are on track for production of Model X in the spring of 2015.

We sell our vehicles through our own sales and service network. We are continuing to build a network of Superchargers in the United States, Europe and Asia to allow Model S owners to have the ability to travel long distances without a limitation on range by charging their cars at a very fast rate for free.

During the three months ended June 30, 2014, we recognized total revenues of $769.3 million, an increase of $364.2 million over total revenues of $405.1 million for the three months ended June 30, 2013. This was primarily driven by the commencement of Model S deliveries in Europe and China and powertrain sales to Daimler AG (Daimler) for the Mercedes-Benz B-Class Electric Drive and Toyota Motor Corporation (Toyota) for the Toyota RAV4 EV; partially offset by a decrease in regulatory credit sales.

Gross margin for the three months ended June 30, 2014 was 27.7%, a significant increase from 24.8% for the three months ended June 30, 2013. Higher vehicle production volume, manufacturing and supply chain efficiencies and component cost reductions contributed to the year-over-year increase in gross margin.

Research and development (R&D) expenses for the three months ended June 30, 2014 were $107.7 million, an increase from $52.3 million for the three months ended June 30, 2013. R&D expenses in the second quarter of 2013 included activities to homologate Model S for markets outside of North America as well as ongoing R&D activities related to Model S, Supercharging and other programs. Higher R&D expenses in the second quarter of 2014 reflected our accelerated engineering work on Model X and continuing efforts to adapt Model S for international markets, as well as development work on other programs.

During 2013, we significantly increased our sales and service footprint both in North America and Europe, as well as opened our first store in China. With the continued global expansion of our customer support infrastructure and the business in general in 2014, selling, general and administrative (SG&A) expenses were $134.0 million for the three months ended June 30, 2014, compared to $60.0 million for the three months ended June 30, 2013.

We ended the quarter with $2.69 billion in cash and cash equivalents and current restricted cash and short-term marketable securities, which was a significant increase from cash of $848.9 million held at the end of 2013. This increase was primarily driven by our issuance of an aggregate of $2.30 billion of convertible senior notes in 2014.

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

In connection with the offering of these notes, we entered into convertible note hedge transactions whereby we have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of $359.87 per share. The cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 per share and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share. We received $338.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share for the 2019 Notes and from $359.87 to $560.64 per share for the 2021 Notes.

At the end of the first quarter, the underwriters of our notes’ offering notified us of their exercise in full of their overallotment options related to our 2019 Notes and 2021 Notes offerings. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes. In connection with the issuance of these notes, we entered into convertible note hedge transactions and paid $78.7 million. In addition, we sold warrants to the note hedge counterparties, and received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these additional notes and to effectively increase their overall conversion prices. For more information on the notes, convertible note hedge and warrant transactions, see Note 6 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 8. Financial Statements and Supplemental Data.

We expect that our current sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity based on our current plans. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

Management Opportunities, Challenges and Risks

In 2014, we expect to increase production of Model S to more than 1,000 vehicles per week by the end of the year as we expand our factory capacity and address supplier bottlenecks. Battery cell supply constrained our production during the first half of 2014; however, increased production capacity by our cell supplier has begun to reduce this critical constraint. To increase manufacturing capacity further, we recently completed a new final assembly line and added more automation to our body shop at the Fremont factory. With advancements in automation and efficiency, our new assembly line has the capacity to produce more than 1,000 vehicles per week and the flexibility to build both Model S and Model X. Production on the new line began in early August after a two week shutdown in July for the transition. After a short ramp up period during the third quarter of 2014, we currently expect production sufficient for us to deliver more than 35,000 Model S vehicles worldwide in 2014, representing a more than 55% increase over 2013. We continue to anticipate production volume to exceed customer deliveries during a given period because of the growing pipeline of in-transit cars to Asia and Europe.

The sequential increase in global net orders for Model S remained strong for the second quarter of 2014 driven by our greater global footprint and increasing consumer awareness of Model S. We expect demand to continue to increase worldwide as we continue to grow our customer support infrastructure and broaden the appeal of our products, and as consumer awareness improves. Provided that we execute well and there are no serious macroeconomic shocks, our annualized delivery rate should exceed 100,000 units by the end of 2015. In order to increase our manufacturing capacity, we are planning to take several actions in 2015 such as upgrading our paint shop and building a new body shop.

Through the first half of 2013, we had delivered Model S vehicles solely to customers in North America. In August 2013, we started European deliveries of Model S and in April 2014, we commenced deliveries in China. Based on our current projections, we expect our sales outside of North America will increase to almost half of our worldwide automotive sales by the end of 2014. Our pricing strategy for Model S in foreign markets will continue to be the same as the price for Model S in the United States, with the addition of only unavoidable taxes, customs duties and transportation costs.

We plan to expand in China as quickly as possible because we believe that the country could be one of our largest markets within a few years. In addition to increased deliveries into China, our 2014 expansion plans also include the launch of Model S into the right hand drive (RHD) markets, such as the United Kingdom where we began deliveries in June, Hong Kong where we commenced deliveries in July, and Japan and Australia where deliveries are planned for later this year. We have not delivered Model S vehicles outside of North America and Europe in volume; thus, we may face difficulties meeting our delivery plans in Asia and RHD markets later this year, which may impact our ability to achieve our 2014 worldwide delivery goals.

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

During the second quarter of 2013, we provided the resale value guarantee to 1,635 Model S deliveries in North America and to 1,202 Model S deliveries during the second quarter of 2014. To date, we have provided the resale value guarantee to approximately 7,600 customers in North America. Model S deliveries with the resale value guarantee currently do not impact our cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program has adversely impacted our near-term revenues and operating results by requiring the deferral of revenues and costs into future periods under lease accounting. Although lease accounting will continue to adversely impact our revenues and operating results as this and similar programs initially ramp up, as time passes, the amortization of existing deferred revenues and costs will begin to partially offset this adverse impact. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates which could adversely impact our gross margin.

In April 2014, we launched Tesla Finance in the United States to directly offer leasing to small and medium-sized businesses. Leasing through Tesla is now available in 22 states and the District of Columbia, with plans for introduction in more states and Canada this year. We leased 158 vehicles during the second quarter of 2014 and expect to increase our leasing activities significantly during the rest of 2014. With the offering of direct leasing, we are taking on customer credit risk in addition to residual value risk.

We continue to evaluate a number of other customer financing products, either directly through Tesla Finance or indirectly through third party financial institutions, as a way to better serve our growing customer base. If customer interest in these financing options is significant, we may be directly or indirectly subject to resale value risk for the Model S.

In addition to sales of Model S, we recognize automotive sales from our supply of powertrain systems to OEMs. We continued to supply Toyota for the Toyota RAV4 EV during the second quarter of 2014 and expect to substantially wind down these production and sales activities in the third quarter of 2014. During the second quarter of 2014, we began production deliveries to Daimler for the Mercedes-Benz B Class Electric Drive and the pace of deliveries is expected to increase in future quarters.

Significant cost improvements for Model S were achieved in 2013 and have continued in 2014, including part cost reductions as well as manufacturing efficiencies. We expect some of these trends to continue as we execute on our roadmap of achieving further component cost reductions and benefit from economies of scale. We therefore expect our automotive gross margin to increase from second quarter 2014 levels of almost 27% to about 28% in the fourth quarter of 2014, excluding potential zero emission vehicle (ZEV) credit sales, as we achieve further manufacturing efficiencies. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives, our ability to reach our gross margin goals would be negatively affected.

We recognized $129.8 million in ZEV credit sales in 2013 which contributed to our gross margin. Although ZEV credit revenue was strong in 2013, over 90% of ZEV credit sales were recognized during the first half of 2013, including $51.5 million during the three months ended June 30, 2013. During the three months ended June 30, 2014, we recognized $10.0 million in ZEV credit sales and we expect the contribution of ZEV credit revenue to remain low in the future relative to our automotive sales as we continue to grow our sales outside the United States. While we will pursue opportunities to monetize ZEV credits we earn from the sales of our vehicles, we do not plan to rely on these sales to be a contributor to gross margin and our business model and financial plan are not predicated on such ZEV credits. Other regulatory credit sales recognized during the three months ended June 30, 2014 were $15.8 million, compared to $17.9 million for the three months ended June 30, 2013.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. Operational Alpha prototypes are now being driven in order to confirm design intent. The tooling process has started with several suppliers and we expect Beta prototypes to be ready later this year. Overall, development efforts remain on track for production in the spring of 2015. Our ability to launch the Model X program on time and cost efficiently is dependent upon a variety of factors, including supplier readiness, engineering completion and testing.

We plan to continue to expand our stores and service infrastructure in order to expand our geographical presence and to provide better service in areas with a high concentration of Model S customers. To help drive demand in new geographic areas, we have also begun complementing our store strategy with sales capability within service centers to more rapidly and efficiently expand our retail footprint. We continue to build service infrastructure in advance of demand to ensure that after-sale services are available when and where needed, and to help create further demand. For the remainder of 2014, the rate of location openings will be fastest in China, followed by Europe, and then North America.

At the end of May 2013, we announced the significant expansion of our Supercharger network as well as plans to reduce charging time at our Superchargers. Since the time of our announcement, we have been installing Superchargers at an accelerating pace. We are continuing to expand our network in North America and have increased our rate of deployment in Europe and China. If we experience difficulties in finding suitable sites, negotiating leases or obtaining required permits for such locations, our planned expansion of such Superchargers could be delayed.

We are developing the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. In June 2014, we broke ground just outside Reno, Nevada on a site that could potentially be the location for the Gigafactory. Consistent with our strategy to identify and break ground on multiple sites, we continue to evaluate other locations in Arizona, California, New Mexico and Texas. The final site for the first Gigafactory will be determined in the next few months, once we have full visibility and agreement on the relevant incentives and processes for enabling the Gigafactory to be fully operational to meet the timing for Model 3. We see these concurrent efforts as prudent. Any potentially duplicative investments are minor compared to the revenue that could be lost if the launch of Model 3 were affected by any delays at our primary Gigafactory site.

We currently plan to commence supplying battery packs manufactured at the Gigafactory for our vehicles, including the Model 3 vehicle, and stationary storage applications, in approximately three years. The Gigafactory is on plan to begin battery cell and pack production in 2017 and is currently expected to attain full production capacity in 2020, which is anticipated to be sufficient for the production of approximately 500,000 vehicles annually as well as stationary storage applications. By the time the Gigafactory reaches full, annualized production in 2020, we expect battery pack production capacity to reach 50 GWh. Of this, we expect to build 35 GWh of cell production capacity at the Gigafactory and purchase 15 GWh of cells from other manufacturers, potentially including Panasonic.

We believe that the Gigafactory will allow us to achieve a major reduction in the cost of our battery packs of greater than 30% on a per kWh basis by the end of the first year of volume production of Model 3. The total capital expenditures associated with the Gigafactory through 2020 are expected to be $4-5 billion, of which approximately $2 billion is expected to come from Tesla.

While our plan is to attempt to produce lithium-ion cells and finished battery packs for our Model 3 vehicles at a new Tesla Gigafactory, our plans for such production are at a very early stage. We have no experience in the production of lithium-ion cells, and accordingly we intend to engage partners with significant experience in cell production. We recently formalized our agreement with Panasonic to partner on the Gigafactory. Panasonic will invest in production equipment that it will use to manufacture and supply us with battery cells. We will prepare and provide the land, buildings and utilities for the Gigafactory, invest in production equipment for battery module and pack production and be responsible for the overall management of the Gigafactory. Additional Gigafactory partners for production of cell precursor materials will be announced in the coming months to create a fully integrated industrial complex. Although planning discussions with production and supply chain partners continue to progress well, to date we have not formalized any agreements with any other partners. In addition, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate.

Operating expenses and capital expenditures have significantly increased in 2014 and will continue to do so as we continue to invest in the long-term growth of the company. For the rest of 2014, we will continue to significantly expand production capacity for Model S and Model X, continue the construction of the Gigafactory, invest in our customer support infrastructure, complete the development of Model X and start early design work on Model 3. Our R&D expenses in particular are continuing to increase as design and engineering work accelerates on Model X and overall product development but is expected to decrease as a percentage of revenue over time. R&D expenses for the third quarter of 2014 are expected to grow sequentially by approximately 30% as compared to the second quarter of 2014. Our SG&A expenses will continue to grow in absolute terms as we expand our customer and corporate infrastructure globally. SG&A expenses for the third quarter of 2014 are also expected to grow sequentially by approximately 20% as compared to the second quarter of 2014. We expect capital expenditures to be between $750 and $950 million for 2014 as we have chosen to slightly accelerate our investments in production capacity and the Gigafactory.

During the second quarter of 2014, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our 2018 convertible senior notes (2018 Notes) were met and accordingly, 2018 Notes are convertible at the holder’s option during the third quarter of 2014. Upon conversion of 2018 Notes, we will be obligated to pay cash for the principal amount of the converted notes and we may also have to deliver shares of our common stock in respect of such converted notes. Any conversion of the notes prior to their maturity or acceleration of the repayment of the notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should such closing price conditions continue to be met in future quarters, 2018 Notes will be convertible by their holders during the immediately following quarter. Similarly, if certain conditions are met with respect to our 2019 Notes or 2021 Notes in future quarters, the 2019 Notes or 2021 Notes will be convertible by their holders during the immediately following quarter.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Automotive sales	$768,242	$401,535	$1,387,052	$956,738
Development services	1,107	3,604	2,839	10,193

Total revenues	769,349	405,139	1,389,891	966,931
Cost of revenues
Automotive sales	554,104	303,599	1,016,575	765,417
Development services	2,250	1,057	5,193	4,711

Total cost of revenues	556,354	304,656	1,021,768	770,128
Gross profit	212,995	100,483	368,123	196,803
Operating expenses
Research and development	107,717	52,312	189,262	107,171
Selling, general and administrative	134,031	59,963	251,583	107,008

Total operating expenses	241,748	112,275	440,845	214,179
Loss from operations	(28,753)	(11,792)	(72,722)	(17,376)
Interest income	467	39	608	49
Interest expense	(31,238)	(20,116)	(43,122)	(20,234)
Other income (expense), net	(1,226)	1,668	5,492	18,759

Loss before income taxes	(60,750)	(30,201)	(109,744)	(18,802)
Provision for income taxes	1,150	301	1,958	452

Net loss	$(61,900)	$(30,502)	$(111,702)	$(19,254)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Vehicle, options and related sales	$743,851	$388,270	$1,346,372	$929,053
Powertrain component and related sales	24,391	13,265	40,680	27,685

Total automotive sales	$768,242	$401,535	$1,387,052	$956,738

Automotive sales during the three and six months ended June 30, 2014 were $768.2 million and $1.39 billion, an increase from $401.5 million and $956.7 million during the three and six months ended June 30, 2013, respectively. Vehicle, options and related sales represent revenues related to deliveries of Model S, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three and six months ended June 30, 2014 were $743.9 million and $1.35 billion, an increase from $388.3 million and $929.1 million during the three and six months ended June 30, 2013, respectively. The increase in vehicle, options and related sales was primarily driven by Model S deliveries in Europe and China which commenced in August 2013 and April 2014, respectively. During the three and six months ended June 30, 2014, we delivered 7,579 and 14,036 Model S vehicles, respectively. During the three and six months ended June 30, 2013, we delivered 5,168 and 10,069 Model S vehicles, respectively.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to revenues the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the amount of the resale value guarantee is then recognized in automotive sales. During the three and six months ended June 30, 2014, we delivered 1,202 and 2,388 Model S vehicles under the resale value guarantee program, respectively. During the three months ended June 30, 2013, we delivered 1,635 Model S vehicles under the resale value guarantee program. As of June 30, 2014 and 2013, we had $305.3 million and $75.2 million in related deferred revenues and $345.2 million and $72.4 million in resale value guarantees, respectively. During the three and six months ended June 30, 2014, we recognized revenue of $28.4 million and $51.6 million in automotive sales related to this program, respectively. During the three months ended June 30, 2013, we recognized revenue of $1.9 million in automotive sales related to this program.

In April 2014, we began offering a direct leasing program to small and medium-sized businesses in the United States for Model S. Qualifying customers are permitted to lease a Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues over the contractual term of the individual leases. Lease revenues are recorded in automotive sales and for the three months ended June 30, 2014, we recognized $0.2 million.

Powertrain component and related sales for the periods presented were related to powertrain component sales to Daimler under the Mercedes-Benz B-Class Electric Drive program which commenced in April 2014 and to Toyota under the RAV4 EV program. Powertrain component and related sales for the three and six months ended June 30, 2014 was $24.4 million and $40.7 million, respectively, an increase from $13.3 million and $27.7 million during the three and six months ended June 30, 2013, respectively.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications.

During the fourth quarter of 2012, we entered into a development agreement with Daimler to assist with the development of a full electric powertrain for a Mercedes-Benz B-Class EV. Development services revenue for the three and six months ended June 30, 2014 relates primarily to the delivery of prototype samples to Daimler under this program while development services revenue for the three and six months ended June 30, 2013 includes revenues for the achievement of a milestone and from the delivery of prototype samples to Daimler under this program. During the three and six months ended June 30, 2014, we recognized development services revenue of $1.1 million and $2.8 million, respectively. During the three and six months ended June 30, 2013, we recognized development services revenue of $3.6 million and $10.2 million, respectively. As of June 30, 2014, we have substantially completed our development services under this program.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales during the three and six months ended June 30, 2014 was $554.1 million and $1.02 billion, an increase from $303.6 million and $765.4 million for the three and six months ended June 30, 2013, respectively.

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

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle and vehicle options through one of our specified commercial banking partners, and in October 2013, we introduced this program in Canada. Under the program, we capitalize the cost of Model S into operating lease vehicles and depreciate the respective operating lease vehicles less expected salvage value to cost of automotive sales on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the remaining operating lease vehicle net book value is then recognized in automotive sales. As of June 30, 2014 and 2013, we recorded $515.8 million and $123.9 million in operating lease vehicles, net, related to Model S deliveries with the resale value guarantee. During the three and six months ended June 30, 2014, we recognized $16.9 million and $31.3 million in cost of automotive sales, respectively, related to operating lease vehicle depreciation under this program. During the three months ended June 30, 2013, we recognized $1.4 million in cost of automotive sales related to operating lease vehicle depreciation under this program. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three and six months ended June 30, 2014, warranty costs incurred for our resale value guarantee vehicles were $1.8 million and $3.0 million, respectively. For the three months ended June 30, 2013, warranty costs incurred for our resale value guarantee vehicles was $0.4 million.

In April 2014, we began offering a direct leasing program for Model S to small and medium-sized businesses in the United States. Qualifying customers are permitted to lease Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and depreciate the respective operating lease vehicles less expected salvage value on a straight-line basis over the contractual term of the individual leases. As of June 30, 2014, we recorded $11.3 million in operating lease vehicles, net, related to Model S deliveries under this program. During the three months ended June 30, 2014, we recognized $0.1 million in cost of automotive sales related to operating lease vehicle depreciation under this program.

Gross profit during the three and six months ended June 30, 2014 was $213.0 million and $368.1 million, an increase from $100.5 million and $196.8 million during the three and six months ended June 30, 2013, respectively. The increase in gross profit was primarily due to higher vehicle sales volume coupled with a higher average selling price, manufacturing and supply chain efficiencies as well as component cost reductions.

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

R&D expenses during the three months ended June 30, 2014 were $107.7 million, an increase from $52.3 million during the three months ended June 30, 2013. R&D expenses in the second quarter of 2013 included activities to homologate Model S for markets outside of North America as well as ongoing R&D activities related to Model S, Supercharging and other programs. Higher R&D expenses in the second quarter of 2014 reflected our accelerated engineering work on Model X and continuing efforts to adapt Model S for other international markets as well as other development programs. The $55.4 million increase in R&D expenses consisted primarily of a $21.7 million increase in employee compensation expenses, a $15.1 million increase in costs related to accelerated engineering work on Model X and continuing efforts to adapt Model S for international markets, as well as other development programs, an $11.8 million increase in expensed materials primarily to support Model X development and a $6.4 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants.

R&D expenses during the six months ended June 30, 2014 were $189.3 million, an increase from $107.2 million during the six months ended June 30, 2013. The $82.1 million increase in R&D expenses consisted primarily of a $28.4 million increase in employee compensation expenses, a $22.4 million increase in costs related to Model X and right-hand drive Model S engineering, design and testing activities, an $16.3 million increase in expensed materials primarily to support our Model X and right-hand drive Model S development, a $13.2 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants and $2.1 million information technology and facilities-related costs to support the growth of our business.

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

SG&A expenses during the three months ended June 30, 2014 were $134.0 million, an increase from $60.0 million during the three months ended June 30, 2013. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The $74.0 million increase in our SG&A expenses consisted primarily of a $38.2 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $22.1 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence a $6.9 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants and a $6.1 million increase in professional and outside services costs.

SG&A expenses during the six months ended June 30, 2014 were $251.6 million, an increase from $107.0 million during the six months ended June 30, 2013. The $144.6 million increase in our SG&A expenses consisted primarily of a $71.3 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $38.4 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $20.4 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants and a $12.1 million increase in professional and outside services costs.

Interest Expense

Interest expense during the three and six months ended June 30, 2014 was $31.2 million and $43.1 million, an increase from $20.1 million and $20.2 million during the three and six months ended June 30, 2013. We incurred interest expense during three and six months ended June 30, 2014 primarily from our 2018 Notes, 2019 Notes and 2021 Notes and capitalized interest to assets under construction related to significant asset construction. During the three and six months ended June 30, 2014, we capitalized $2.0 million and $3.2 million of interest expense to construction in progress, respectively. Interest expense during the three and six months ended June 30, 2013 was related primarily to the early repayment fee, interest and the amortization of the remaining loan origination costs associated with the repayment and extinguishment of our then outstanding Department of Energy (DOE) loan principal of $439.6 million. During the three and six months ended June 30, 2013, we capitalized $0.4 million and $1.9 million of interest expense to construction in progress, respectively.

In March 2014, we issued $800.0 million aggregate principal amount of 2019 Notes and $1.20 billion aggregate principal amount of 2021 Notes in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of the 2019 Notes and $180.0 million aggregate principal amount of the 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. We incurred approximately $35.6 million of debt issuance costs in connection with these notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of the notes. The interest rates are fixed at 0.25% and 1.25% per annum for the 2019 Notes and 2021 Notes, respectively, and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. During the three and six months ended June 30, 2014, we recognized $1.0 million and $1.2 million of interest expense related to the amortization of debt issuance costs and $5.1 million and $6.3 million of accrued coupon interest expense related to these notes, respectively.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with these notes from the respective host debt instrument and initially recorded the conversion option of $188.1 million for the 2019 Notes and $369.4 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively, over the contractual terms of these notes. During the three and six months ended June 30, 2014, we recognized $19.8 million and $24.5 million of interest expense related to the amortization of these debt discounts, respectively.

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. We incurred $12.0 million of debt issuance costs in connection with the issuance of 2018 Notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of 2018 Notes. Under the terms of 2018 Notes, 1.50% coupon interest per annum on the principal amount of the notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three and six months ended June 30, 2014, we recognized $3.0 million and $5.9 million of interest expense, respectively, related to the amortization of debt issuance costs and accrued coupon interest. During the three months ended June 30, 2013, we recognized $1.3 million of interest expense related to the amortization of debt issuance costs and accrued coupon interest.

Similar to the 2019 and 2021 Notes, we valued and bifurcated the conversion option associated with 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on 2018 Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of 2018 Notes. During the three and six months ended June 30, 2014, we recognized $3.8 million and $7.6 million of interest expense related to the amortization of the debt discount. During the three months ended June 30, 2013, we recognized $1.6 million of interest expense related to the amortization of the debt discount.

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

Other expense, net, during the three months ended June 30, 2014 was $1.2 million, an increase from other income, net, of $1.7 million during the three months ended June 30, 2013. The $2.9 million increase in our other expense, net, is attributable to unfavorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities.

Other income, net, during the six months ended June 30, 2014 was $5.5 million, a decrease from $18.8 million during the six months ended June 30, 2013. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017; therefore, the DOE warrant was no longer expected to vest. We recorded the reduction in fair value of our DOE common stock warrant liability of $10.7 million in other income, net, during the three months ended March 31, 2013. Other income, net, during the six months ended June 30, 2014 and 2013 included $6.7 million and $8.0 million of favorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities.

Provision for Income Taxes

Our provision for income taxes during the three and six months ended June 30, 2014 was $1.2 million and $2.0 million, compared to $0.3 million and $0.5 million during the three and six months ended June 30, 2013, respectively. The increase during the three and six months ended June 30, 2014 was due primarily to the increase in taxable income in our international jurisdictions, following the commencement of European Model S deliveries in August 2013 and Model S deliveries in China in April 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had $2.67 billion in principal sources of liquidity available from our cash and cash equivalents, including $2.03 billion of money market funds.

Other sources of cash include cash from our deliveries of Model S, customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services, and sales of powertrain components and systems. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will continue to provide us with adequate liquidity based on our current plans. These capital sources will enable us to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and certain future products, such as Model 3, establish and expand our stores, service centers and Supercharger network and to make the investments in tooling and manufacturing capital required to introduce Model X and to continue to ramp up production of Model S as well as make investments in the Tesla Gigafactory. We may seek additional capital resources to partially fund certain long-term growth initiatives.

As of July 31, 2014, we had 156 Supercharger stations open in North America, Europe and China. We expect to continue making investments in the Supercharger network in 2014.

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

We currently anticipate making aggregate capital expenditures of between $750 million and $950 million during the year ending December 31, 2014.

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

In connection with the offering of these notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for the 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to the 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to the 2021 Notes.

In April 2014, we issued an additional $120.0 million aggregate principal amount of the 2019 Notes and $180.0 million aggregate principal amount of the 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. The net proceeds from this offering, after deducting transaction costs, were approximately $118.2 million from the 2019 Notes and $177.3 million from the 2021 Notes. We incurred $1.8 million and $2.7 million, respectively, of debt issuance costs in connection with these notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. In connection with the issuance of these additional notes, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a strike price of $512.66 per share for the warrants relating to the 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a strike price of $560.64 per share for the warrants relating to the 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (2018 Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of 2018 Notes which we have recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of 2018 Notes. The interest under 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

During the second quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the third quarter of 2014. As such, we classified the $593.7 million carrying value of our 2018 Notes as current liabilities and reclassified $66.1 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of the notes, from additional paid-in capital to mezzanine equity on our condensed consolidated balance sheet as of June 30, 2014. Similarly, debt issuance costs were classified as other current assets as of June 30, 2014. Should the closing price conditions be met in the third quarter of 2014 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarters.

Furthermore, under current market conditions, we expect that almost none of 2018 Notes will be converted in the short term.

In connection with the offering of 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share.

For more information on 2018 Notes, 2019 Notes and 2021 Notes, see Note 6 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Customer Deposits

Customer deposits consist of payments that allow potential customers to place an order for the future purchase of a Model S or Model X. These amounts are recorded as current liabilities until the vehicle is delivered. We require full payment of the purchase price of the vehicle only upon delivery of the vehicle to the customer. Amounts received by us as customer deposits are generally not restricted as to their use by us. Upon delivery of the vehicle, the related customer deposits are applied against the customer’s total purchase price for the vehicle and recognized in automotive sales as part of the respective vehicle sale. Customer deposits related to Model X still represent fully refundable reservations. As of June 30, 2014, we held customer deposits of $228.0 million.

Summary of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$57,061	$28,781
Net cash used in investing activities	(326,570)	(82,410)
Net cash provided by financing activities	2,098,051	600,691

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

Net cash provided by operating activities was $57.1 million during the six months ended June 30, 2014 net of adjustments for non-cash items such as depreciation and amortization of $99.0 million, $72.8 million related to stock-based compensation expense, $32.1 million related to the amortization of debt discount on our convertible senior notes, $6.3 million related to fixed assets disposals and inventory write-downs of $3.9 million. Significant operating cash inflows were comprised primarily of automotive sales of $1.39 billion, a $231.3 million net increase in deferred revenue, resale value guarantee and other long-term liabilities primarily associated with Model S deliveries with the resale value guarantee, a $64.9 million net increase in customer deposits and $2.8 million of development services revenue, partially offset by a $47.9 million increase in accounts receivable primarily related to receivables from our financing partners and OEM customers. Significant operating cash outflows for the six months ended June 30, 2014 were primarily related to $1.02 billion of cost of revenues, $440.8 million of operating expenses, a $458.1 million increase in inventory and operating lease vehicles and a $24.2 million increase in prepaid expenses and other current assets, partially offset by a $185.7 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

Net cash provided by operating activities was $28.8 million during the six months ended June 30, 2013 net of adjustments for non-cash items such as depreciation and amortization of $40.0 million, $34.6 million related to stock-based compensation expense, $5.6 million related to the amortization of all remaining DOE loan origination costs as a result of the repayment of our outstanding loans under the DOE Loan Facility, inventory write-downs of $5.6 million and $1.6 million related to the amortization of debt discount on our 2018 Notes, partially offset by other income associated with the reduction in fair value of the DOE common stock warrant liability of $10.7 million. Significant operating cash inflows were comprised primarily of automotive sales of $956.7 million, a $183.5 million net increase in deferred revenue and other long-term liabilities associated with Model S deliveries with the resale value guarantee, $10.2 million of development services revenue, partially offset by an $86.9 million increase in accounts receivable due to the regulatory credit sales recognized at the end of the second quarter and receivables from our financing partners. Significant operating cash outflows for the six months ended June 30, 2013 were primarily related to $770.1 million of cost of revenues, $214.2 million of operating expenses, a $129.2 million increase in inventory and operating lease vehicles, a $4.3 million net decrease in customer deposits and a $3.6 million increase in prepaid expenses and other current assets, partially offset by a $6.6 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

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

Net cash used in investing activities was $326.6 million during the six months ended June 30, 2014 primarily related to $317.1 million in purchases of capital equipment and tooling and $200.3 million in purchases of short-term marketable securities, partially offset by a $189.1 million in maturity and sales of short-term marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.10 billion during the six months ended June 30, 2014 and was comprised primarily of the $2.30 billion aggregate issuance of 2019 Notes and 2021 Notes, $389.2 million from the sale of warrants in March and April 2014 in connection with the issuance of these notes, and $53.1 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan, partially offset by $603.4 million related to the purchase of convertible note hedges in March and April 2014 in connection with the issuance of these notes, $35.2 million of issuance costs and $5.6 million related to principal payments on our capital leases.

Net cash provided by financing activities was $600.7 million during the six months ended June 30, 2013 and was comprised primarily of the $660.0 million from our 2018 Notes offering in May 2013, $415.0 million received from our public offering of common stock and concurrent private placement completed in May 2013, $120.3 million from the sale of warrants in connection with the issuance of the notes in May 2013, and $55.1 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan; partially offset by $452.3 million related to our repayment of all outstanding loan principal under the DOE Loan Facility, $177.5 million related to the purchase of convertible note hedges in connection with the issuance of the notes in May 2013, $16.2 million of debt and common stock issuance costs, $12.7 million related to our planned quarterly repayment of loan principal under the DOE Loan Facility and $3.6 million related to principal payments on our capital leases.

Contractual Obligations

During the second quarter of 2014, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our 2018 Notes were met and therefore, holders of 2018 Notes may convert their notes during the third quarter of 2014. As such, we classified the $593.7 million carrying value of our 2018 Notes as current liabilities on our condensed consolidated balance sheet as of June 30, 2014. Should such closing price conditions be met in the third quarter of 2014 or a future quarter, 2018 Notes will be convertible by their holders during the immediately following quarter. Similarly, if certain conditions are met with respect to our 2019 Notes and 2021 Notes in future quarters, the 2019 Notes and 2021 Notes will be convertible by their holders during the immediately following quarter.

The following table sets forth, as of June 30, 2014, our cash obligations related to our 2018 Notes, 2019 Notes and 2021 Notes that will affect our future liquidity (in thousands) for the following periods:

	Year Ended December 31,
	Total	2014	2015	2016	2017	2018	2019 and thereafter
2018 Notes	$699,323	$699,323	$—	$—	$—	$—	$—
2019 Notes	931,484	1,134	2,300	2,300	2,300	2,300	921,150
2021 Notes	1,500,632	8,507	17,250	17,250	17,250	17,250	1,423,125

Total	$3,131,439	$708,964	$19,550	$19,550	$19,550	$19,550	$2,344,275

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. We commenced deliveries of Model S in June 2012 to customers in North America and to European customers in August 2013. Through June 30, 2014, a majority of our revenues have been denominated in U.S. dollars, with a growing exposure to euro and Norwegian krona; however, a portion of our costs and expenses during the three months ended June 30, 2014 was denominated in foreign currencies, including the Japanese yen, euro and British pound. Accordingly, if the value of the U.S. dollar depreciates significantly against currencies where we have a net short exposure, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase which may adversely impact our operating results. We commenced Model S deliveries in China in April 2014 and plan to commence Model S deliveries in certain other countries in Asia in 2014. As we continue to launch Model S overseas, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar against such currencies would tend to reduce our revenues as measured in U.S. dollars.

As a result of a favorable foreign currency exchange impact from foreign currency-denominated assets and liabilities, especially related to the Japanese yen, we recorded gains of $6.7 million on foreign exchange transactions in other income, net, for the three months ended June 30, 2014.

Interest Rate Risk

We had cash and cash equivalents totaling $2.67 billion as of June 30, 2014. A portion of our cash and cash equivalents was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of June 30, 2014, we had $2.96 billion aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $23.8 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We began manufacturing and delivering Model S in June 2012. We have limited experience to date in high volume manufacturing of our electric vehicles and have just recently begun production of Model S for the European and Asian markets. Additionally, we recently completed a new final assembly line and added more automation to our body shop at the Fremont factory. Our ability to further ramp-up high volume Model S production will depend upon a number of factors, including our ability to use these new manufacturing processes as planned while maintaining our desired quality levels, our suppliers’ ability to deliver quality parts to us in a timely manner, and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality levels to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in maintaining our production level of Model S could materially damage our brand, business, prospects, financial condition and operating results.

We have limited experience in the high volume delivery of our Model S vehicles. We have gradually ramped production of Model S and particularly in light of our new production line and improved body shop, we intend to continue to increase the production rate significantly over the next several quarters. In the short term, we foresee average production in the fourth quarter of 2014 of slightly more than 1,000 cars per week, which is a significant increase from earlier quarters’ production levels. Furthermore, we have only recently commenced deliveries in Asia and have not delivered Model S vehicles outside of North America and Europe in volume; thus we may face difficulties meeting our delivery and growth plans in Asia and the right hand drive markets we have entered and will enter later this year, which may impact our ability to achieve our worldwide delivery goals. If we are unable to increase the production rate and ramp up deliveries globally to match our production rate of Model S, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results. In addition, for Model S we have introduced a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry, and Model S has a number of new and unique design features, such as a 17 inch display screen, newly designed retractable exterior door handles and a panoramic roof, each of which poses unique manufacturing challenges. Model S production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity for Model S, or cause us to miss planned production targets, any of which could have a material adverse effect on our financial condition and operating results. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Our ability to grow volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

•	that our suppliers will be able and willing to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

•	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our production plan and allows for high quality vehicles;

•	that we will be able to commence and execute the launch and ramp of Model S throughout Asia, especially China, pursuant to our current timeline;

•	that we will be able to adequately respond in a timely manner to any problems that may arise with our vehicles;

•	that we will be able to schedule and complete deliveries at our planned higher volume production levels;

•	that the equipment or tooling which we have purchased or which we select, including those that are part of our higher capacity production line that recently became operational, will be able to accurately manufacture the vehicle within specified design tolerances, and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety, customs and similar regulations required to operate our manufacturing facilities;

•	that we will be able to maintain and improve quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be effective to manage higher volume production.

Finally, detailed long-term testing of quality, reliability and durability of Model S is ongoing and any negative results from such testing could cause production or delivery delays, cost increases or lower quality of our Model S vehicles.

Our long-term success will be dependent upon our ability to design, build and achieve market acceptance of new vehicle models, specifically Model S and new vehicle models such as Model X and Model 3.

Our long-term success is dependent on market acceptance of the Model S sedan and future electric vehicles we introduce. In the United States, there is no guarantee that Model S will continue to be successfully accepted by the general public, especially in the long-term. As we expand in Europe and Asia, there is no guarantee that customers in these markets will embrace our vehicles and if they do not, demand for our vehicles could be lower than our expectations. For example, we have experienced greater initial success in selling Model S vehicles in Norway than in the rest of Europe.

Moreover, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including the Model X crossover, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X and have recently built operational Alpha prototypes in order to confirm design intent. To the extent that we are not able to build Model X to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us.

In addition, we have also announced our intent to develop Model 3 which we expect to produce at the Tesla Factory after the introduction of Model X. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. Importantly, we anticipate producing Model 3 for the mass market and thus we will need a high-volume supply of lithium-ion cells at reasonable prices.

While we intend each of our production vehicles and their variants to meet a distinct segment of the automotive market, our vehicles may end up competing with each other which may delay sales and associated revenue to future periods. Also, if we fail to accurately anticipate demand for each of our vehicles, this could result in inefficient expenditures and production delays. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles as well as limited experience allocating our available resources among the design and production of multiple vehicles.

We may experience significant delays in the design, manufacture and launch of Model X, as well as future vehicles such as Model 3, which could harm our business and prospects.

We expect to have Model X beta prototypes later this year and to produce Model X in the spring of 2015. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. In 2012, we also experienced delays in the ramp of Model S. We may experience further delays in launching Model X which may result in cost overruns and adverse publicity. We are in the design and development stages of Model X, having only just recently started driving functional versions of the Alpha prototype. Furthermore, we have not yet evaluated, qualified or selected all of our suppliers for the planned production of Model X. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. If we are not able to manufacture and deliver Model X or future vehicles such as Model 3 in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

Problems or delays in bringing the Gigafactory online and operating it in line with our expectations could negatively affect us in numerous ways.

We intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles at a new Gigafactory, but this plan is at a very early stage. While we recently entered into a formal agreement with Panasonic on the Gigafactory, we have no experience in building a factory of the size and scope planned for the Gigafactory, as well as no experience directly in the production of lithium-ion cells. In addition, to date we have not finalized agreements with additional Gigafactory partners, such as for the supply of cell precursor materials. Also, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate. If we are unable to build the Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells at reasonable prices, then our ability to bring Model 3 to market on schedule and at a price that allows us to sell it in the quantities we estimate could be constrained. Any such problems or delays with Gigafactory could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•	perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, such as those related to the Chevrolet Volt battery pack fires or incidents involving Model S;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;

•	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	varied calculations for driving ranges achievable by EVs, which is inherently difficult given numerous factors affecting battery range;

•	our capability to rapidly swap out the Model S battery pack and our plans to develop specialized public facilities to perform such swapping;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy as well as tax and other governmental incentives to purchase and operate electric vehicles;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle; and

•	perceptions about and the actual cost of alternative fuel.

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

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. NHTSA issued a notice of proposed rulemaking in 2013 and plans to finalize a rule as soon as sometime in 2014 with an effective date that could be implemented as early as September 1, 2015. This will begin a three year phase-in schedule for establishing these minimum sounds in all electric and hybrid electric vehicles. Adding this artificial noise may cause current or potential customers not to purchase our electric vehicles, which would materially and adversely affect our business, operating results, financial condition and prospects.

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our financial condition and operating results.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for Model S, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 could negatively impact our supply chain. We have in the past experienced source disruptions in our supply chains, including those relating to our slower-than-anticipated ramp in our Model S production goals for 2012. We may experience additional delays in the future with respect to Model S and any other future vehicle we may produce. In addition, because we have written agreements in place with the majority, but not all, of our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significantly increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially and adversely affect our financial condition and operating results.

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

Finally, in October 2013, we entered into an amendment to our existing supply agreement with Panasonic Corporation in order to address our anticipated short- to medium-term lithium ion battery cell needs. While we expect that this supply agreement, as amended, will provide us with sufficient cells for the next few years, we may not be able to meet our long-term needs, including for Model 3 and other programs we may introduce, without securing additional suppliers or other sources for cells. We have recently signed an agreement with Panasonic to be our partner in the Gigafactory and be responsible for, among other things, manufacturing cells from there for use in our products. If we encounter unexpected difficulties with our current suppliers, including Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays, which could have a material adverse effect on our financial condition and operating results.

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

We intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians. Because our high-performance vehicles are based on a different technology platform than traditional internal combustion engines, we may not be able to hire individuals with sufficient training in electric vehicles, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, the failure of which could seriously harm our business, prospects, operating results and financial condition.

If we are unable to adequately reduce the manufacturing costs of Model S, control manufacturing costs for Model X or otherwise control the costs associated with operating our business, our financial condition and operating results will suffer.

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

We occasionally provide guidance regarding our expected financial and business performance, such as projections regarding the number of vehicles we hope to sell, produce or deliver in future periods and anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

•	our ability to achieve anticipated production and sales volumes and projected average sales prices for Model S and Model X in North America, Europe and Asia;

•	supplier and commodity-related costs; and

•	planned cost reductions.

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

If our vehicles or vehicles that contain our powertrains fail to perform as expected, or if we suffer product recalls, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles or vehicles that contain our powertrains such as the Toyota RAV4 EV or the Mercedes-Benz B-Class EV may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Model S issues experienced by customers include those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery. Although we attempt to remedy the Model S issues experienced by our customers in a rapid manner, such efforts may not be timely or up to the satisfaction of our customers.

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

Moreover, in January 2014 we implemented a firmware update to address issues with certain Universal Mobile Connector NEMA 14-50 adapters, which are part of the charging units and are not part of the vehicles themselves, potentially overheating during charging. We further announced that we would provide upgraded NEMA 14-50 adapters to our customers as an additional safeguard. If such measures do not adequately address the underlying concerns, our business, prospects and results of operations could be harmed.

Our electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, our electric vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Additionally, while Model S recently achieved an overall five star safety rating by NHTSA, there is no guarantee that future model years or variants or other Tesla vehicles will also attain such safety ratings, and any such rating is not a guarantee of safe product design or that any individual vehicle will be free of any defect or failure.

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

The battery pack in our vehicles and the battery packs that we sell to Toyota and Daimler make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and electric vehicle battery packs catching fire have focused consumer attention on the safety of these cells.

These events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells. However, we have delivered only a limited number of our vehicles to customers and have limited field experience with them. We have also only delivered a limited number of battery packs to Toyota and Daimler. Accordingly, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to recall our vehicles or participate in a recall of a vehicle that contains our battery packs, and redesign our battery packs, which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

In addition, we store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle, especially those that use a high volume of commodity cells similar to Tesla’s vehicles, may cause indirect adverse publicity for us and our electric vehicles. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

We have a history of losses and have to deliver significant cost reductions to achieve sustained, long-term profitability and long-term commercial success.

We have had net losses on a GAAP basis in each quarter since our inception, except for the first quarter of 2013. Even if we are able to continue to increase Model S production and sales and begin to produce and sell Model X, there can be no assurance that we will be profitable. In order to achieve profitability as well as long-term commercial success, we must continue to achieve our planned cost reductions, control our operational costs while producing quality vehicles, increase our production rate, maintain strong demand in North America, and grow demand abroad in Europe and Asia. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

The introduction of our resale value guarantee and leasing programs may result in lower revenues and profits and exposes us to resale risk to the extent many customers elect to return their vehicles to us and the residual values are lower than our estimates.

In 2013 we began offering a resale value guarantee to all customers who purchased a Model S in the United States and Canada and financed their vehicle through one of our specified commercial banking partners. In the second quarter of 2014, we started offering leasing to business customers. Both programs lower our revenues as compared to cash purchases and both expose us to the risk that any vehicles repurchased or returned to us under the programs may be resold by us for prices less than we estimate.

Under the resale value guarantee program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months following delivery for a pre-determined resale value. As a result of this resale value guarantee and customers having the option of selling their vehicles to us, we apply lease accounting to such purchases, which defers the recognition of the associated revenues over time instead of full recognition at vehicle delivery. To date, we have provided the resale value guarantee to approximately 7,600 customers Although the resale value guarantee does not impact our cash flows and liquidity at the time of vehicle delivery, a significant uptake under this program could have a significant adverse impact on our near term GAAP revenues and operating results.

Under our leasing program, we lease vehicles directly to customers. Customers have the option of purchasing their vehicles at the stated value in the leasing contract or returning their vehicles to us. We apply lease accounting to such purchases. Unlike the resale value guarantee program, we may receive only a very small portion of the price of the vehicle from our customers at the time of purchase, and instead will receive a stream of lease payments. To the extent we expand this program and are unable to secure appropriate financing, our cash flow and liquidity, as well as our near term GAAP revenues and operating results, could be negatively impacted. Furthermore, we are exposed to the risk that customers fail to pay their lease payments on time and according to the terms of our leasing contracts.

Under both programs, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates, which could impact our future cash flows and/or profitability. Currently, there is only a very limited secondary market for our electric vehicles in particular, and electric vehicles in general, on which to base our estimates, and such a secondary market may not develop in the future. Our residual value and return volume estimates could prove to be incorrect, either of which could harm our financial condition and operating results.

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

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only one supplier for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendors could disrupt production of Model S and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. Any attempts to increase Model S or future vehicle prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of vehicle orders and reservations and could materially and adversely affect our brand, image, business, prospects and operating results.

Our success could be harmed by negative publicity regarding our company or our products, particularly Model S.

Occasionally, third parties evaluate or publish stories regarding our vehicles. For example, in 2013 the New York Times published a review of the Model S and our Supercharger network on a route from Washington, D.C. to Boston. Despite instructions to the contrary regarding proper charging of the vehicle, the reporter did not follow all recommendations, and therefore the Model S failed to complete the journey under its own power and the NY Times reporter published a negative review. The story created a negative public perception about Model S, its capabilities and the Supercharger network. To the extent that negative comments about us or our products are believed by the public, this may cause current or potential customers not to purchase our electric vehicles, including Model S and Model X, which can materially and adversely affect our business, operating results, financial conditions and prospects.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to continue to sell our performance electric vehicles in company-owned Tesla stores and over the internet. While we believe our approach is important to the success of our technology and vehicles, this model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system. For example, we do not utilize long-established sales channels developed through a franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we compete with companies with well-established distribution channels.

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

Other aspects of our distribution model also differ from those used by traditional automobile manufacturers. For example, we do not anticipate that we will ever carry a significant amount of vehicle inventory at our stores and customers may need to wait up to a few months from the time they place an order until the time they receive their vehicle. This type of custom manufacturing is unusual in the premium sedan market in the United States and it is unproven whether the average customer will be willing to wait this amount of time for such a vehicle. If customers do not embrace this ordering and retail experience, our business will be harmed.

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

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of Model S in the U.S. and abroad necessitates continued development, maintenance and improvement of our information technology systems, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. These systems support our operations and enable us to produce Model S and future vehicles like Model X in volume. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes that may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations. We cannot be sure that these expanded systems or their required functionality will be fully or effectively implemented on a timely basis, if at all, or maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted, our operating results could be harmed and we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion in order to comply with Section 404 of the Sarbanes-Oxley Act. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

We may not realize the benefits of our Supercharger network, which could harm our business, brand and operating results.

We have started to deploy Tesla Superchargers in the United States, Europe and Asia. Tesla Superchargers are a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles with the Supercharging option. We intend to expand the Tesla Supercharger network throughout the U.S., Canada, Europe and Asia, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners or obtaining required permits for such locations, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network.

We may also be unable to expand the Supercharger network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. Furthermore, even where Superchargers exist, the increasing number of Model S vehicles may oversaturate the available charging bays at such Superchargers, leading to increased wait times and dissatisfaction for customers. In addition, as we have announced that we will not be charging our customers to access this network in addition to what they have already paid for their vehicles, any significant unexpected costs that we encounter will entirely be borne by us and may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles like Model X. If our Supercharger network is not expanded as currently planned or as quickly as planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

If we are unable to design, develop, market and sell new electric vehicles that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles, address new market segments or develop a significantly broader customer base. In 2012, we publicly revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We have also announced our intent to develop Model 3 based on a smaller platform than the Model S which we expect to produce at the Tesla Factory after the introduction of Model X. Model 3 is currently planned to be a lower cost, smaller sedan designed for the mass market. Therefore, we intend to manufacture Model 3 in significantly higher volumes than Model S and there can be no assurance we can successfully scale our business accordingly. In addition, we have not yet finalized the design, engineering or component sourcing plans for Model 3 and there are no assurances that we will be able to bring this vehicle to market at the price point and in the volume that we currently intend, if at all. The market for vehicles in the price range we expect for Model 3 is much more competitive than for Model S and Model X, and therefore margins are likely to be lower compared to Model S and Model X margins. Our efforts to manufacture and sell a sufficiently profitable Model 3 may not be as successful, and therefore our business, prospects and operating results may suffer. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. Mitsubishi has been selling its fully electric iMiEV in Japan since April 2010 and Nissan has been selling the fully electric Nissan Leaf since December 2010. In the past few years, Ford has introduced the fully electric Ford Focus, Renault has introduced the fully electric Renault Fluence, and Fiat has introduced the Fiat 500e, among others. Moreover, BMW has introduced the fully electric BMW i3 and Volkswagen plans to introduce its fully electric e-Golf in 2014. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

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

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model X and future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, develop the Gigafactory, open new Tesla service centers with maintenance and repair capabilities, open new Supercharger locations, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

We have limited experience servicing our vehicles, especially in certain regions outside of the United States, and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers, our business will be materially and adversely affected.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Model S, Model X, Model 3 and other future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services, and we have very limited experience in these areas. Any problems associated with the Toyota RAV4 EV and Mercedes-Benz B-Class EV, both of which use a Tesla powertrain, or the Model X may hurt the Tesla brand.

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

Our plan to expand our network of Tesla stores, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. This ongoing global expansion may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore, there can be no assurances that we will be able to expand on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, service centers and Superchargers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores and service centers in major metropolitan areas throughout North America, Europe and Asia, and we plan to open additional stores and service centers worldwide to support our ongoing worldwide Model S rollout. We have also rapidly expanded our Supercharger network in the U.S., Europe and China. However, we may not be able to expand at a sufficient rate and our planned expansion will require significant cash investment and management resources, as well as efficiency in the execution of establishing these locations and in hiring and training the necessary employees to effectively sell and service our vehicles.

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

Additionally, as we have expanded into new international markets, we have faced challenges with ensuring that our charging equipment works successfully with the charging infrastructure in such markets. For example, we have encountered such challenges in Norway. These types of issues could also arise as we enter into and expand in other new markets, such as China. If customers experience problems with the way our charging equipment works with the local charging infrastructure, or we are unable to adapt our equipment to resolve such problems, then the viability and acceptance of our vehicles in such markets could be materially and adversely affected.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Foreign currency movements relative to the U.S. dollar could harm our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. A portion of our costs and expenses have been and we anticipate will continue to be denominated in foreign currencies, including the Japanese yen, the euro, the Chinese yuan and the British pound. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies (especially against the Japanese yen), our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected. As we dramatically increase Model S deliveries overseas during 2014 and beyond, we may have greater revenues than costs denominated in other currencies, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars.

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

The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives in the U.S. and abroad could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction, elimination of government and economic incentives because of policy changes, the reduced need for such incentives due to the customer base of our electric vehicles, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect our growth as well as our business, prospects, financial condition and operating results, as our growth depends, in part, on the availability and amounts of government incentives. For example, we currently benefit from certain exemptions in the United States, such as from California state sales and use taxes. Also, government programs have been enacted in Europe favoring the purchase of electric vehicles, including disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, or the 25% value added tax or other purchase taxes that apply to the purchase of gas-powered vehicles. In the event that such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, sales of electric vehicles, including our Model S, could be adversely affected. In addition, customers in certain markets may delay taking delivery of their Tesla vehicles if they believe that certain EV incentives will be available at a later date, and this may negatively affect our ability to achieve our planned delivery targets.

Our strategic relationships with third parties, such as Daimler, Toyota and Panasonic, are subject to various risks which could adversely affect our business and future prospects.

Our strategic relationships third parties, such as Daimler, Toyota and Panasonic, pose various risks to us, including potential loss of access to important technology and vehicle parts, potential loss of business and adverse publicity to our brand image if there are defects or other problems discovered with the electric powertrain components that Daimler and Toyota have incorporated into their vehicles. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with these third parties. The occurrence of any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

Any failure to execute on the Daimler B-Class EV program could hurt our reputation as well as our profitability on this program.

We have worked with Daimler to develop a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. We have substantially completed our development services under this B-Class program and commenced production of electric powertrains and battery packs for Daimler. The supply agreement for these products contemplates customary obligations of us such as timely deliveries, warranty and product defect obligations. If we fail to meet these obligations, or if we exceed our current cost projections for producing these products, our profitability on this program will suffer and this could have a negative impact on our operating results.

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

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of June 30, 2014, we have accrued $6.1 million related to these environmental liabilities.

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

As we are currently delivering vehicles in Europe and Asia, we also become subject to additional laws and regulations applicable to the import, sale and service of automobiles in those regions, with which we have little or no experience complying. For example, we are required to meet vehicle-specific regulatory requirements that, in many cases, are materially different from U.S. requirements, thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance. Unlike the U.S., we must also proactively obtain advanced approval from regulatory agencies in order to certify or homologate our vehicles and enter into respective markets. This process necessitates review and inspection of vehicles prior to market entry by foreign regulatory officials. In addition, we must comply with regulations applicable to vehicles after they enter the market, including foreign reporting requirements and recall management systems.

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

Since we began initiating sales of our vehicles, we have continued to refine our warranty reserves based on our actual warranty claim experience and we may be required to undertake further changes in the future. As of June 30, 2014, we had warranty reserves of $84.1 million, and such reserve amount will increase significantly in the future as our product offerings and sales grow. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims due to potential higher average warranty expenses over the product life cycle or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. We expect that our principal sources of liquidity will provide us adequate liquidity based on our current plans. However, until we are consistently generating positive free cash flows, if the costs for developing and manufacturing Model X exceed our expectations or if we incur any significant unplanned expenses or embark on or accelerate new significant strategic investments, such as the Gigafactory, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and Model 3 vehicle, establish sales and service centers, build and deploy Superchargers and to make the investments in tooling and manufacturing capital required to introduce Model X. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, in October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. These lawsuits have been dismissed (although an appeal in Massachusetts is still pending), reinforcing our continuing belief that state laws were not designed to prevent our distribution model. A similar litigation was recently filed in the state of Ohio and subsequently dismissed. Possible additional challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. One such example recently occurred in New Jersey, where the Motor Vehicle Commission, at the behest of the local automobile dealer lobby, passed a new regulation which purported to invalidate our sales licenses in the state. We have brought a lawsuit in New Jersey to invalidate that regulation, which we believe to be unlawful. Other states, such as New York, Ohio and Pennsylvania, have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate.

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

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from interfering with our commercial use of our products.

The status of patents involves complex legal and factual questions and the breadth of patented claims is uncertain. We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford sufficient protection against a competitor with similar technology which claims that we are infringing its products. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will result in issued patents in those foreign jurisdictions. In addition, others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

We incurred $660.0 million in aggregate principal amount of senior indebtedness in May 2013 when we issued pursuant to registered public offerings 1.50% convertible senior notes due 2018 (2018 Notes). In March and April 2014, we incurred an additional $920.0 million and $1.38 billion, respectively, in aggregate principal amount of senior indebtedness by issuing pursuant to registered public offerings 0.25% convertible senior notes due 2019 (2019 Notes) and 1.25% convertible senior notes due 2021 (2021 Notes and together with the 2018 Notes and 2019 Notes, collectively, the Notes). Our ability to make scheduled payments of the principal when due, to make quarterly interest payments or to make payments upon conversion or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each applicable trading day. This condition was met in the first and second quarters of 2014 for the 2018 Notes, and consequently the 2018 Notes were convertible by their holders during the second quarter of 2014 and are convertible in the third quarter of 2014. This conversion feature also applies to the 2019 Notes and 2021 Notes for any quarter commencing with the third quarter of 2014 if the sales price condition for the applicable series of the 2019 and 2021 Notes is met in the immediately preceding quarter. Such condition was not met in the second quarter of 2014 and consequently the 2019 and 2021 Notes are not convertible in the third quarter of 2014. Upon conversion of the Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and, if applicable, shares of our common stock, in respect of such Notes. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition. Even if holders do not elect to convert their Notes, if the Notes become convertible we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material adverse impact on our reported financial results.

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

We and our subsidiaries are not restricted under the terms of the indenture governing the Notes, or the indenture, from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture that could have the effect of diminishing our ability to make payments on the Notes when due.

The classification of our Notes may have a material effect on our reported financial results.

Holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each trading day. This condition was met for the 2018 Notes in the first and second quarters of 2014, and consequently the 2018 Notes were convertible by their holders during the second quarter of 2014 and are convertible during the third quarter of 2014. This conversion feature also applies to the 2019 Notes and the 2021 Notes for any quarter commencing with the third quarter of 2014 if the sales price condition for the applicable series of Notes is met in the immediately preceding quarter. Such condition was not met in the second quarter of 2014 and consequently the 2019 and 2021 Notes are not convertible in the third quarter of 2014. If the Notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such Notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2014, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 28.1% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 26.7% of our outstanding shares of common stock as of June 30, 2014. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 29, 2010 and, therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $265.00 per share and a low of $116.10 per share over the last 52 weeks.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. As described in the Risk Factor “Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” the Notes due 2018 were convertible by their holders during the second quarter of 2014 and are convertible during the third quarter of 2014. Moreover, these Notes, and commencing with the third quarter of 2014, the Notes due 2019 and Notes due 2021, may become convertible in future periods if a condition to conversion for the Notes is met. Such condition was not met in the second quarter of 2014 and consequently the 2019 and 2021 Notes are not convertible in the third quarter of 2014. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

Tesla Motors, Inc.

Date: August 8, 2014	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment to 2010 Equity Incentive Plan, effective as of April 10, 2014	14A	001-34756	Appendix A	April 24, 2014

10.2	Form of Call Option Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.2	March 5, 2014

10.3	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.4	Form of Warrant Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.4	March 5, 2014

10.5	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Furnished herewith