Form 10-Q
period 2014-09-30
TESLA MOTORS INC
filed 2014-11-07
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 125,381,798 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$2,370,735	$845,889
Restricted cash and marketable securities	17,331	3,012
Accounts receivable	156,889	49,109
Inventory	752,492	340,355
Prepaid expenses and other current assets	65,467	27,574

Total current assets	3,362,914	1,265,939

Operating lease vehicles, net	617,743	382,425
Property, plant and equipment, net	1,404,326	738,494
Restricted cash	9,090	6,435
Other assets	43,460	23,637

Total assets	$5,437,533	$2,416,930

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$649,362	$303,969
Accrued liabilities	194,571	108,252
Deferred revenue	161,570	91,882
Capital lease obligations, current portion	9,592	7,722
Customer deposits	227,056	163,153
Convertible senior notes	597,626	182

Total current liabilities	1,839,777	675,160

Capital lease obligations, less current portion	12,806	12,855
Deferred revenue, less current portion	254,321	181,180
Convertible senior notes, less current portion	1,786,635	586,119
Resale value guarantee	397,742	236,299
Other long-term liabilities	125,997	58,197

Total liabilities	4,417,278	1,749,810

Commitments and contingencies (Notes 6 and 10)
Convertible senior notes	62,161	—
Stockholders’ equity
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 125,366,171 and 123,090,990 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	125	123
Additional paid-in capital	2,284,010	1,806,617
Accumulated deficit	(1,326,041)	(1,139,620)

Total stockholders’ equity	958,094	667,120

Total liabilities and stockholders’ equity	$5,437,533	$2,416,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Automotive sales	$849,009	$430,196	$2,236,062	$1,386,934
Development services	2,795	1,150	5,633	11,343

Total revenues	851,804	431,346	2,241,695	1,398,277
Cost of revenues
Automotive sales	598,472	324,883	1,615,047	1,090,300
Development services	1,481	3,595	6,674	8,304

Total cost of revenues	599,953	328,478	1,621,721	1,098,604
Gross profit	251,851	102,868	619,974	299,673
Operating expenses
Research and development	135,873	56,351	325,135	163,523
Selling, general and administrative	155,107	77,071	406,690	184,080

Total operating expenses	290,980	133,422	731,825	347,603

Loss from operations	(39,129)	(30,554)	(111,851)	(47,930)
Interest income	300	68	907	97
Interest expense	(29,062)	(6,492)	(72,183)	(26,705)
Other income (expense), net	(3,090)	(740)	2,401	18,018

Loss before income taxes	(70,981)	(37,718)	(180,726)	(56,520)
Provision for income taxes	3,727	778	5,685	1,230

Net loss	$(74,708)	$(38,496)	$(186,411)	$(57,750)

Net loss per share of common stock, basic and diluted	$(0.60)	$(0.32)	$(1.50)	$(0.49)

Weighted average shares used in computing net loss per share of common stock, basic and diluted	124,910,569	121,862,497	124,216,526	118,282,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(186,411)	$(57,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	163,955	68,498
Stock-based compensation	111,980	55,566
Inventory write-downs	14,495	6,788
Amortization of discount on convertible debt	55,634	5,344
Change in fair value of Department of Energy (DOE) warrant liability	—	(10,692)
Amortization of DOE loan origination costs	—	5,558
Fixed asset disposals	11,052	1,017
Other non-cash operating activities	4,503	1,188
Foreign currency transaction (gain) loss	(2,707)	3,778
Changes in operating assets and liabilities
Accounts receivable	(109,172)	(20,716)
Inventories and operating lease vehicles	(672,663)	(358,417)
Prepaid expenses and other current assets	(29,517)	(9,115)
Other assets	(5,671)	42
Accounts payable	171,198	25,421
Accrued liabilities	82,697	34,333
Deferred revenue	142,494	190,039
Customer deposits	71,143	2,256
Resale value guarantee	161,782	159,010
Other long-term liabilities	44,273	28,669

Net cash provided by operating activities	29,065	130,817

Cash Flows From Investing Activities
Purchases of property and equipment, excluding capital leases	(601,224)	(174,790)
Purchase of short-term marketable securities	(205,831)	—
Maturities of short-term marketable securities	189,131	—
Decrease in other restricted cash	(289)	126
Withdrawals out of our dedicated DOE accounts, net	—	14,752

Net cash used in investing activities	(618,213)	(159,912)

Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	2,300,000	660,000
Proceeds from issuance of warrants	389,160	120,318
Proceeds from exercise of stock options and other stock issuances	89,925	82,219
Purchase of convertible note hedges	(603,428)	(177,540)
Convertible debt issuance costs	(35,150)	(16,374)
Principal payments on capital leases and other debt	(8,702)	(6,380)
Proceeds from issuance of common stock in public offering	—	360,000
Proceeds from issuance of common stock in private placement	—	55,000
Principal payments on DOE loans	—	(452,337)

Net cash provided by financing activities	2,131,805	624,906

Effect of exchange rate changes on cash and cash equivalents	(17,811)	(2,585)
Net increase in cash and cash equivalents	1,542,657	595,811
Cash and cash equivalents at beginning of period	845,889	201,890

Cash and cash equivalents at end of period	$2,370,735	$795,116

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$190,677	$24,708
Estimated fair market value of facilities under build-to-suit lease (Note 3)	21,276	—

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

For Model S sales, revenue is generally recognized when all risks and rewards of ownership are transferred to our customers. In certain circumstances, we may deliver a vehicle to a customer without all of the options ordered by the customer, provided that such options do not limit the functionality of the vehicle. In such cases, we continue to defer the related revenue based on the undelivered items’ fair value, as evidenced by the contractual price of the option in stand-alone transactions, where available, or using the selling price hierarchy where such prices do not exist. Additionally, if a customer purchases a vehicle option that requires us to provide services in the future, we defer the related revenue based on the undelivered items’ fair value and recognize the associated revenue over our expected performance period. As of September 30, 2014, we had deferred $37.6 million, $21.9 million and $9.1 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network and Model S connectivity, respectively. As of December 31, 2013, we had deferred $27.6 million, $10.3 million and $0.7 million related to these same performance obligations, respectively.

Model S Leasing Program

In April 2014, we began offering a leasing program to qualified small and medium-sized businesses in the United States and Canada for Model S. Qualifying customers are permitted to lease a Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues over the contractual term of the individual leases and record cost of automotive sales equal to the depreciation of the leased vehicles. As of September 30, 2014, we had deferred $4.5 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive sales and for the three and nine months ended September 30, 2014, we recognized $1.1 million and $1.3 million, respectively.

Resale Value Guarantee

We offer a resale value guarantee or similar buy-back terms to all customers who purchased a Model S in the United States and who financed their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. Although we receive the full amount of cash for the vehicle sales price at delivery, we account for transactions under the resale value guarantee program as operating leases.

Account activity related to our resale value guarantee program consisted of the following for the periods presented (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Operating lease vehicles under the resale value guarantee program—beginning of period	$515,780	$376,979
Increase in operating lease vehicles under the resale value guarantee program	81,836	251,962
Depreciation expense recorded in cost of automotive sales	(16,868)	(44,348)
Additional depreciation expense recorded in cost of automotive sales as a result of early cancellation of resale value guarantee	(2,079)	(5,924)

Operating lease vehicles under the resale value guarantee program—end of period	$578,669	$578,669

Deferred revenue—beginning of period	$305,277	$230,856
Increase in deferred revenue related to Model S deliveries with resale value guarantee	60,991	186,979
Amortization of deferred revenue recorded in automotive sales	(31,182)	(80,030)
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	(1,515)	(4,234)

Deferred revenue—end of period	$333,571	$333,571

Resale value guarantee liability—beginning of period	$345,192	$236,298
Increase in resale value guarantee	53,917	165,222
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	(1,367)	(3,778)

Resale value guarantee liability—end of period	$397,742	$397,742

Warranties

We provide a warranty on all vehicles, production powertrain components and systems sales, and we accrue warranty reserves upon delivery to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities, while the remaining amount is classified as long-term within other long-term liabilities. During the third quarter of 2014, we extended the warranty on our Model S drive unit to eight years from four.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accrued warranty—beginning of period	$84,371	$36,877	$53,183	$13,012
Warranty costs incurred	(11,179)	(6,392)	(29,750)	(11,100)
Changes in liability for pre-existing warranties, including expirations	14,609	4,878	24,270	8,052
Provision for warranty	25,934	18,359	66,032	43,758

Accrued warranty—end of period	$113,735	$53,722	$113,735	$53,722

Our warranty reserves do not include projected warranty costs associated with our operating lease vehicles and vehicles sold with resale value guarantee and similar buy-back terms as such actual warranty costs are expensed as incurred. For the three and nine months ended September 30, 2014, warranty costs incurred for our resale value guarantee vehicles were $2.1 million and $5.1 million, respectively. For the three and nine months ended September 30, 2013, warranty costs incurred for our resale value guarantee vehicles were $0.7 million and $1.1 million, respectively. Warranty expense is recorded as a component of cost of revenues.

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

As of September 30, 2014 and December 31, 2013, our accounts receivable were derived primarily from amounts to be received from commercial financial institutions for approved financing arrangements between our customers and the financial institutions, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs).

The following summarizes the accounts receivable from our OEM customers in excess of 10% of our total accounts receivable:

	September 30, 2014	December 31, 2013
Customer A	16%	0%
Customer B	13%	4%
Customer C	10%	8%
Customer D	8%	30%

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

The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods presented, related to the following securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	13,401,664	14,390,740	13,718,928	13,126,128
Convertible senior notes	2,633,925	852,987	2,294,291	453,255
Warrant issued in May 2013	1,350,038	—	846,860	—
Restricted stock units	435,528	8,870	314,202	69
Employee stock purchase plan	15,115	16,401	15,115	16,401

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

Uncertain Tax Positions

As of September 30, 2014 and December 31, 2013, the aggregate balances of our gross unrecognized tax benefits were $25.6 million and $13.4 million, respectively, of which $23.4 million and $11.8 million, respectively, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

3. Balance Sheet Components

Inventory

As of September 30, 2014 and December 31, 2013, our inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$361,837	$184,665
Work in process	74,981	42,500
Finished goods	226,023	69,324
Service parts	89,651	43,866

Total	$752,492	$340,355

Finished goods primarily include Model S vehicles that were in-transit to our foreign locations for customer delivery.

Property, Plant and Equipment

As of September 30, 2014 and December 31, 2013, our property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Machinery, equipment and office furniture	$607,677	$322,394
Tooling	272,881	230,385
Leasehold improvements	165,826	94,763
Building and building improvements	106,507	67,707
Computer equipment and software	81,003	42,073
Land	45,201	45,020
Construction in progress	368,678	76,294

	1,647,773	878,636
Less: Accumulated depreciation and amortization	(243,447)	(140,142)

Total	$1,404,326	$738,494

Construction in progress is comprised primarily of assets related to the manufacturing of our Model X and Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. In March 2014, we entered into a lease agreement for a facility located in Lathrop, California. We concluded that based on our facts and circumstances, the lease meets the criteria for treatment as a build-to-suit lease arrangement. Accordingly, upon the commencement of our construction activities, we recorded construction in progress and a corresponding financing liability of $19.2 million related to this facility. Depreciation of construction in progress begins when the assets are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and nine months ended September 30, 2014, we capitalized $3.7 million and $6.9 million of interest expense, respectively. During the three and nine months ended September 30, 2013, we capitalized $0.4 million and $2.3 million of interest expense, respectively.

Depreciation and amortization expense during the three and nine months ended September 30, 2014 were $40.2 million and $105.1 million, respectively. Depreciation and amortization expense during the three and nine months ended September 30, 2013 were $21.2 million and $58.8 million, respectively. Total property and equipment assets under capital lease as of September 30, 2014 and December 31, 2013 were $32.2 million and $23.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $10.7 million and $5.0 million, respectively.

We have acquired land for the site of our Gigafactory and have begun initial construction activities on the site and have incurred $18.8 million of costs as of September 30, 2014.

Other Assets

As of September 30, 2014 and December 31, 2013, our other assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Debt issuance costs, net	$21,425	$7,315
Emission permits	13,420	13,930
Other	8,615	2,392

Total	$43,460	$23,637

Emission permits are related to the operation of our Tesla Factory; therefore, we amortize the emission permits over the same useful life as that of the Tesla Factory. Debt issuance costs, net as of September 30, 2014, include costs associated with our 2018 Notes, 2019 Notes and 2021 Notes (see Note 6).

Accrued Liabilities

As of September 30, 2014 and December 31, 2013, our accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued purchases	$58,658	$19,023
Payroll and related costs	46,057	26,535
Taxes payable	40,825	38,067
Accrued warranty, current portion	36,814	19,917
Environmental liabilities, current portion	6,632	2,132
Accrued interest	4,748	741
Other	837	1,837

Total	$194,571	$108,252

Other Long-Term Liabilities

As of September 30, 2014 and December 31, 2013, our other long-term liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued warranty, less current portion	76,922	33,265
Build to suit finance obligation, less current portion	20,536	—
Deferred rent liability	11,429	9,886
Asset retirement obligations	5,461	2,115
Deferred tax liabilities	5,247	5,233
Environmental liabilities, less current portion	391	3,364
Other	6,011	4,334

Total	$125,997	$58,197

We established asset retirement obligations pursuant to lease agreements under which we are required to restore the properties to their original condition. The obligations are recorded at the inception of the lease based on estimates of the actions to be taken and related costs. Adjustments are made when necessary to reflect actual results.

In March 2014, we entered into a lease agreement for a facility located in Lathrop, California. We concluded that based on our facts and circumstances, the lease meets the criteria for treatment as a build-to-suit lease arrangement. Accordingly, upon the commencement of our construction activities, we recorded construction in progress and a corresponding financing liability of $19.2 million related to this facility.

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

As of September 30, 2014 and December 31, 2013, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands):

	September 30, 2014				December 31, 2013
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$1,685,123	$1,685,123	$—	$—	$460,313	$460,313	$—	$—
U.S. treasury bills	16,683	16,683	—	—	—	—	—	—

Total	$1,701,806	$1,701,806	$—	$—	$460,313	$460,313	$—	$—

Our available-for-sale marketable securities classified by security type as of September 30, 2014 consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	16,667	16	—	16,683

The changes in the fair value of our common stock warrant liability (see Note 6) were as follows (in thousands):

Nine Months Ended September 30, 2013
Fair value, beginning of period	$10,692
Change in fair value	(10,692)

Fair value, end of period	$—

The estimated fair value of our 2018 Notes based on a market approach was approximately $1.33 billion (par value $659.8 million) as of September 30, 2014 and $914.9 million (par value of $660.0 million) as of December 31, 2013, respectively, and represent a Level II valuation. The estimated fair value of our 2019 Notes and 2021 Notes based on a market approach was approximately $876.3 million (par value $920.0 million) and $1.31 billion (par value of $1.38 billion) as of September 30, 2014, respectively, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

5. Customer Deposits

Customers are required to make an initial deposit to place an order for their vehicle. Customer deposits vary depending on the vehicle model and country of delivery. These amounts are recorded as current liabilities until the vehicle is delivered. While payment for the remaining balance of the purchase price of the vehicle is generally collected at time of delivery to the customer, in some cases partial or full payment may be collected prior to delivery. Such payments are recorded as customer deposits.

As of September 30, 2014 and December 31, 2013, we held customer deposits of $227.1 million and $163.2 million, respectively.

6. Convertible and Long-term Debt Obligations

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from 2019 Notes and $1.36 billion from 2021 Notes, respectively. We incurred $14.2 million and $21.4 million, respectively, of debt issuance costs in connection with the 2019 Notes and the 2021 Notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. During the three and nine months ended September 30, 2014, we recognized $1.0 million and $2.2 million of interest expense, respectively, related to the amortization of debt issuance costs and $4.9 million and $11.2 million of accrued coupon interest expense, respectively.

Each $1,000 of principal of these notes will initially be convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their Notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the third quarter of 2014, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of September 30, 2014. Therefore, the 2019 Notes and 2021 Notes are not convertible during the fourth quarter of 2014 and are classified as long-term debt. Should the closing price conditions be met in the fourth quarter of 2014 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the notes from the respective host debt instrument and initially recorded the conversion option of $188.1 million for the 2019 Notes and $369.4 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively, over the contractual terms of the notes. During the three and nine months ended September 30, 2014, we recognized $19.6 million and $44.1 million of interest expense, respectively, related to the amortization of the debt discount. As of September 30, 2014, the net carrying value of 2019 Notes and 2021 Notes was $751.2 million and $1.04 billion, respectively.

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Similarly, in connection with the issuance of additional notes in April 2014, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a strike price of $512.66 per share for the warrants relating to 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a strike price of $560.64 per share for the warrants relating to 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet as of September 30, 2014.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with 2018 Notes which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of 2018 Notes. The interest under 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three and nine months ended September 30, 2014, we recognized $0.5 million and $1.5 million of interest expense, respectively, related to the amortization of debt issuance costs and $2.5 million and $7.3 million of accrued coupon interest expense, respectively. During the three and nine months ended September 30, 2013, we recognized $0.5 million and $0.7 million of interest expense related to the amortization of debt issuance costs and $2.5 million and $3.6 million of accrued coupon interest expense, respectively.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on 2018 Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the notes. During the three and nine months ended September 30, 2014, we recognized $3.9 million and $11.5 million of interest expense, respectively, related to the amortization of the debt discount. During the three and nine months ended September 30, 2013, we recognized $3.8 million and $5.4 million of interest expense, respectively, related to the amortization of the debt discount. As of September 30, 2014, the net carrying value of 2018 Notes was $597.6 million.

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

During the third quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the fourth quarter of 2014. As such, we classified the $597.6 million carrying value of our 2018 Notes as current liabilities and classified $62.2 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our condensed consolidated balance sheet as of September 30, 2014. Similarly, debt issuance costs were classified as other current assets as of September 30, 2014. Should the closing price conditions be met in the fourth quarter of 2014 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

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

As of September 30, 2014, the following performance milestone was considered probable of achievement.

•	Completion of the first Model X Production Vehicle.

For the three and nine months ended September 30, 2014, we recorded stock-based compensation expense of $2.9 million and $9.2 million related to this grant, respectively.

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

As of September 30, 2014, the market conditions for six vesting tranches and the following performance milestone were achieved:

•	Successful completion of the Model X Alpha Prototype.

As of September 30, 2014, the following three performance milestones were considered probable of achievement:

•	Successful completion of the Model X Beta Prototype;

•	Completion of the first Model X Production Vehicle; and

•	Successful completion of the Model 3 Alpha Prototype.

For the three and nine months ended September 30, 2014, we recorded stock-based compensation expense of $3.8 million and $18.2 million, respectively. For the three and nine months ended September 30, 2013, we recorded stock-based compensation expense of $3.6 million and $8.8 million, respectively.

No cash compensation has been received by our CEO for his services to the company.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$5,383	$3,017	$12,401	$5,616
Research and development	16,639	8,707	45,006	24,916
Selling, general and administrative	17,136	9,715	54,572	25,034

Total	$39,158	$21,439	$111,979	$55,566

8. Segment Information

We operate as one reportable segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components. During the nine months ended September 30, 2014, we recognized revenues of $984.0 million in the United States, $371.7 million in Norway and $342.8 million in China. In 2013, our revenues were derived primarily from sales in the United States. Substantially all of our long-lived assets are in the United States.

9. Strategic Partnerships

Daimler Mercedes-Benz B-Class EV Program

During the fourth quarter of 2011, Daimler engaged us to assist with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class electric vehicle. During the fourth quarter of 2012, we entered into a development agreement to assist Daimler with the development of a full electric powertrain for a Daimler Mercedes-Benz B-Class EV vehicle. Pursuant to the development agreement, Daimler will pay us up to $33.2 million for the successful completion of certain at risk development milestones and the delivery of prototype samples. During the three and nine months ended September 30, 2014, we completed the final development milestone, delivered prototype samples and recognized $2.8 million and $5.6 million in development services revenue, respectively. During the three and nine months ended September 30, 2013, we completed various milestones, delivered prototype samples and recognized $1.2 million and $11.3 million in development services revenue, respectively, related to the Mercedes-Benz B-Class EV program.

Toyota RAV4 Program

In July 2011, we entered into a supply and services agreement with Toyota for the supply of a validated electric powertrain system, including a battery pack, charging system, inverter, motor, gearbox and associated software for integration into the electric vehicle version of the Toyota RAV4. Additionally, we provide Toyota with certain services related to the supply of the electric powertrain system. During the three and nine months ended September 30, 2014, we recognized revenue of $7.2 million and $38.5 million in automotive sales revenue, respectively. During the three and nine months ended September 30 2013, we recognized revenue of $7.2 million and $34.9 million in automotive sales revenue, respectively. Our production activities under this program ended in the third quarter of 2014.

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

We reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the completion of the facility and land purchase for any known or unknown environmental conditions, and NUMMI has agreed to pay the next $15.0 million for such remediation activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing. Through September 30, 2014, remediation costs of $3.1 million had been incurred by NUMMI.

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on the remediation activities, whichever comes first, NUMMI’s liability to us with respect to remediation activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2014 and December 31, 2013, we accrued a total of $7.0 million and $5.5 million related to these environmental liabilities, respectively. As we continue with our construction and operating activities, actual costs may differ materially from our estimates.

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint, made claims against Tesla and its CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and indicated that a formal written order will be forthcoming.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles and advanced electric vehicle powertrain components. We are currently producing and selling our second vehicle, the Model S sedan. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. The Model S inherited many of the electric powertrain innovations we introduced with our first vehicle, the Tesla Roadster. We commenced deliveries of Model S in June 2012 and have delivered approximately 47,000 vehicles through September 30, 2014. We recently announced the availability of our Dual Motor Model S and intend to start delivering these vehicles to customers, starting with a performance-optimized version, in December 2014.

We are continuing to develop our Model X crossover vehicle and currently intend to commence customer deliveries in the third quarter of 2015. After the Model X, our goal is to introduce the Model 3, a lower priced sedan designed for the mass market, in 2017.

We sell our vehicles through our own sales and service network which we are continuing to grow globally. We are also continuing to build a network of Superchargers in the United States, Europe and Asia to allow Model S owners to have the ability to travel long distances without a limitation on range by charging their cars at a very fast rate for free.

During the three months ended September 30, 2014, we recognized total revenues of $851.8 million, an increase of $420.5 million over total revenues of $431.3 million for the three months ended September 30, 2013. This growth in revenues was primarily driven by growth of Model S deliveries worldwide, including in Europe and China, an increase in regulatory credit sales, and an increase in powertrain sales to Daimler AG (Daimler) for the Mercedes-Benz B-Class Electric Drive.

Gross margin for the three months ended September 30, 2014 was 29.6%, an increase from 24.5% for the three months ended September 30, 2013. Higher regulatory credit sales, higher vehicle production volume, supply chain efficiencies and component cost reductions, partially offset by one-time manufacturing inefficiencies associated with transitioning to our new final assembly line, contributed to the year-over-year increase in gross margin.

Research and development (R&D) expenses for the three months ended September 30, 2014 were $135.9 million, an increase from $56.4 million for the three months ended September 30, 2013. R&D expenses in the third quarter of 2013 included activities to develop the right hand drive version of Model S as well as to homologate Model S for markets outside of North America. Higher R&D expenses in the third quarter of 2014 reflected our accelerated engineering work on Model X as well as development work on our dual motor powertrain and on other programs.

During 2013, we significantly increased our sales and service footprint both in North America and Europe, as well as accelerated the roll-out of our Supercharging network. With the continued global expansion of our customer support infrastructure and the business in general in 2014, selling, general and administrative (SG&A) expenses were $155.1 million for the three months ended September 30, 2014, compared to $77.1 million for the three months ended September 30, 2013.

We ended the quarter with $2.39 billion in cash and cash equivalents and current restricted cash and short-term marketable securities, which was a significant increase from cash of $848.9 million held at the end of 2013. This increase was primarily driven by our issuance of an aggregate of $2.30 billion of convertible senior notes in 2014. In connection with the issuance of these notes, we entered into convertible note hedge and warrant transactions. For more information on the notes, convertible note hedge and warrant transactions, see Note 6 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under Item 1. Financial Information.

We expect that our current sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity based on our current plans. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.

Management Opportunities, Challenges and Risks

In October 2014, we revealed our dual motor all-wheel drive version of Model S and our Autopilot system. These announcements have significantly increased our weekly Model S order rate. Based on net orders since that announcement, excluding the extraordinary initial demand peak, we are confident of a 50% increase in both net orders and deliveries for Model S alone in 2015. Moreover, we expect that demand for Model S will continue to increase worldwide as we grow our customer support infrastructure and continue to broaden the appeal of our products, and as consumer awareness improves.

In order to meet this anticipated demand, and to prepare for Model X anticipated demand, we are executing a plan to increase our combined Model S and Model X production capacity to over 2,000 units per week by the end of 2015. In August 2014, we began our production ramp by transitioning to our new final assembly line and upgrading our body center. We are planning further investments in production capacity during 2015, including upgrading our paint shop and building a new body shop for Model X. We expect our annual production will increase by over 50% each year for the next several years.

Our recent production capacity expansion contributed to a production week of over 1,000 vehicles near the end of the third quarter of 2014. However, the ramp to our target production rate took longer than expected due to system integration challenges, reducing our production by almost 2,000 vehicles during the third quarter. Despite entering the fourth quarter with this production deficit, we still expect to produce about 35,000 cars for 2014. However, the loss of these cars in the third quarter means fewer available to deliver in the fourth quarter and our ability to ramp up production in the fourth quarter is constrained by the complexity of launches related to dual motor and autopilot hardware. Consequently, we expect to be able to deliver only about 33,000 vehicles in 2014, which is 50% above 2013 deliveries but 5 – 7% lower than our prior estimates for 2014. Any unexpected issues with the continued ramp of our production line or the launch of Dual Motor Model S could affect our ability to achieve these revised delivery targets. One of the significant actions we intend to take in order to reduce manufacturing complexity is simplify our product offering by reducing options and powertrain combinations. We believe this will enhance our ability to scale production in 2015.

Through the first half of 2013, we had delivered Model S vehicles solely to customers in North America. In August 2013, we started European deliveries of Model S and in April 2014, we commenced deliveries into Asia, starting in China. Based on our current projections, we expect our long-term sales outside of North America will increase to almost half of our worldwide automotive sales. We will continue to price Model S in markets outside of the United States the same as the price for Model S in the United States, with the addition of only unavoidable taxes, customs duties and transportation costs.

We plan to expand in China as quickly as possible because we believe that the country could be one of our largest markets within a few years. In addition to increased deliveries into China, we have recently commenced deliveries in Japan and Hong Kong. As compared to markets in the United States and Europe, we have relatively limited experience in Asian markets; thus, we may face difficulties meeting our future delivery plans in Asia.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners. We introduced this program in Canada in October 2013 and into certain European markets in October 2014. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. In certain markets, we also offer buy back guarantees to financial institutions which obligate us to repurchase, and the institution to sell us, the vehicles for a pre-determined price. We account for these transactions as operating leases and accordingly, we defer and amortize to automotive sales revenue the initial purchase consideration less guaranteed repurchase amount on a straight-line basis, over the contractual term of the guarantee program. Similarly, we capitalize and depreciate the cost of the respective operating lease vehicles less expected salvage value to cost of automotive sales over the same period. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the amount of the resale value guarantee and operating lease vehicle net book value are then recognized in automotive sales and cost of automotive sales, respectively.

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

During the third quarter of 2013, we provided the resale value guarantee to 1,877 Model S deliveries in North America and to 1,190 Model S deliveries during the third quarter of 2014. To date, we have provided the resale value guarantee to approximately 8,800 customers in North America. Model S deliveries with the resale value guarantee currently do not impact our cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program has adversely impacted our near-term revenues and operating results by requiring the deferral of revenues and costs into future periods under lease accounting. Although lease accounting will continue to adversely impact our revenues and operating results as this and similar programs initially ramp up, as time passes, the amortization of existing deferred revenues and costs will begin to partially offset this adverse impact. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates which could adversely impact our gross margin.

In April 2014, we launched Tesla Finance in the United States to offer leasing to small and medium-sized businesses. We expanded this program to consumers in the United States in October 2014. Leasing through Tesla Finance is now available in 37 states, the District of Columbia and in 4 provinces of Canada. We leased 347 vehicles during the third quarter of 2014 and expect to increase our leasing activities significantly during the rest of 2014.

Our U.S. leases are offered directly from Tesla as well as through a bank partner. In both cases, leasing exposes us to residual value risk and will adversely impact our near-term revenues and operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from Tesla Finance (but not for those offered through our bank partner), we will not receive the full amount of the cash for the vehicle price at delivery and will assume customer credit risk.

We continue to evaluate a number of other customer financing products, either directly through Tesla Finance or indirectly through third party financial institutions, as a way to better serve our growing customer base. If customer interest in these financing options is significant, we may be directly or indirectly subject to resale value risk for the Model S.

In addition to sales of Model S, we recognize automotive sales from our supply of powertrain systems to OEMs. During the second quarter of 2014, we began production deliveries to Daimler for the Mercedes-Benz B Class Electric Drive and continued these deliveries in the third quarter of 2014. Additionally, we substantially completed our production and sales activities for the Toyota RAV4EV during the third quarter of 2014.

Significant cost improvements for Model S were achieved in 2013 and have continued in 2014, including part cost reductions as well as manufacturing efficiencies. We expect some of these trends to continue as we execute on our roadmap of achieving further component cost reductions and benefit from economies of scale. In the third quarter of 2014, one-time manufacturing inefficiencies related to the transition to our new final assembly line increased the cost of all vehicles produced during the quarter and negatively impacted our gross margin for the quarter. Moreover, as we expect to deliver about half of these vehicles within the fourth quarter, we expect a similar negative impact on our fourth quarter margins. We expect our automotive gross margin (excluding zero emission vehicle (ZEV) credit sales) to increase from third quarter 2014 levels to greater than 28% by the end of the fourth quarter of 2014, as manufacturing efficiencies and part costs continue to improve. Factors weighing on the automotive gross margin for the full quarter include delivery of vehicles built in Q3 with lower manufacturing efficiency and slightly lower average selling prices from weaker European currencies. Model S gross margin itself is generally higher than automotive gross margin, which is moderately suppressed due to the significantly lower gross margin on powertrain sales. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives, our ability to reach our gross margin goals would be negatively affected.

We recognized $129.8 million in ZEV credit sales in 2013 which contributed to our gross margin. Although ZEV credit revenue was strong in 2013, over 90% of ZEV credit sales were recognized during the first half of 2013 with only $10.4 million recognized during the three months ended September 30, 2013. During the three months ended September 30, 2014, we recognized $76.1 million in ZEV credit sales as a result of one-time contracts with various OEMs. Since we do not expect this level of activity in future quarters, we expect the contribution of ZEV credit revenue to be lower in the future. While we will pursue opportunities to monetize ZEV credits we earn from the sale of our vehicles, we do not plan to rely on these sales to be a contributor to gross margin and our business model and financial plan are not predicated on such ZEV credits. Other regulatory credit sales recognized during the three months ended September 30, 2014 were $16.7 million, compared to $14.8 million for the three months ended September 30, 2013.

In February 2012, we revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform. We continue to test the Alpha prototypes and are in the process of building the first Beta prototypes. We recently decided to build in significantly more validation testing time to achieve the best Model X possible. We also expect this will enable a more rapid production ramp as compared to the production ramp for Model S in 2012. In anticipation of this effort, we now expect Model X deliveries to start in the third quarter of 2015. Our ability to launch the Model X program on time and cost efficiently is dependent upon a variety of factors, including supplier readiness, engineering completion and the successful completion of our validation testing.

We plan to continue to expand our stores and service infrastructure in order to expand our geographical presence and to provide better service in areas with a high concentration of Model S customers. We also complement our store strategy with sales capability within service centers to more rapidly and efficiently expand our retail footprint. We continue to build service infrastructure in advance of demand to ensure that after-sale services are available when and where needed. For the remainder of 2014, the rate of location openings will be fastest in Asia, followed by Europe, and then North America.

At the end of May 2013, we announced the significant expansion of our Supercharger network as well as plans to reduce charging time at our Superchargers. Since the time of our announcement, we have been installing Superchargers at an accelerating pace. We are continuing to expand our network in North America and have increased our rate of deployment in Europe and Asia. If we experience difficulties in finding suitable sites, negotiating leases or obtaining required permits for such locations, our planned expansion of such Superchargers could be delayed.

We are developing the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. In June 2014, we broke ground on the Gigafactory outside of Reno, Nevada. Construction continued during the third quarter of 2014 at an accelerated pace with first cells expected to be produced in 2016 for use in Model S and Model X.

We plan to use the battery packs manufactured at the Gigafactory for our vehicles, initially for Model S and Model X, and later for our Model 3 vehicle, and stationary storage applications. The Gigafactory is currently expected to attain full production capacity in 2020, which is anticipated to be sufficient for the production of approximately 500,000 vehicles annually as well as stationary storage applications. By the time the Gigafactory reaches full, annualized production in 2020, we expect battery pack production capacity to reach 50 GWh. Of this, we expect to build 35 GWh of cell production capacity at the Gigafactory and purchase 15 GWh of cells from other manufacturers, potentially including Panasonic.

We believe that the Gigafactory will allow us to achieve a major reduction in the cost of our battery packs of greater than 30% on a per kWh basis by the end of the first year of volume production of Model 3. The total capital expenditures associated with the Gigafactory through 2020 are expected to be $4-5 billion, of which approximately $2 billion is expected to come from Tesla. A modular build strategy is enabling us to scale construction, capital requirements and capacity commensurate with growing demand.

While our plan is to produce lithium-ion cells and finished battery packs at the Gigafactory, our plans for such production are at a very early stage. We have no experience in the production of lithium-ion cells, and accordingly we intend to engage partners with significant experience in cell production. We recently formalized our agreement with Panasonic to partner on the Gigafactory. Panasonic will invest in production equipment that it will use to manufacture and supply us with battery cells. We will prepare and provide the land, buildings and utilities for the Gigafactory, invest in production equipment for battery module and pack production and be responsible for the overall management of the Gigafactory. Additional Gigafactory partners will be finalized shortly to create a fully integrated industrial complex. Although planning discussions with production and supply chain partners continue to progress well, to date we have not formalized any agreements with any other partners. In addition, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate.

Operating expenses and capital expenditures have significantly increased in 2014 and will continue to do so as we continue to invest in the long-term growth of the company. For the rest of 2014, we will continue to significantly expand production capacity for Model S and Model X, continue the construction of the Gigafactory, invest in our customer support infrastructure, continue the development of Model X and start early design work on Model 3. Our R&D expenses in particular are continuing to increase as design and engineering work accelerates on Model X and overall product development but is expected to decrease as a percentage of revenue over time. R&D expenses for the fourth quarter of 2014 are expected to grow sequentially by approximately 10% as compared to the third quarter of 2014. Our SG&A expenses will continue to grow in absolute terms as we expand our customer and corporate infrastructure globally. SG&A expenses for the fourth quarter of 2014 are also expected to grow sequentially by approximately10% as compared to the third quarter of 2014. We plan to spend about $350 million in capital expenditures in the fourth quarter of 2014 as we continue to invest in additional production capacity, accelerate the pace of Gigafactory construction, and continue vehicle development and our global expansion.

During the third quarter of 2014, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our 2018 convertible senior notes (2018 Notes) were met and accordingly, 2018 Notes are convertible at the holders’ option during the fourth quarter of 2014. Upon conversion of 2018 Notes, we will be obligated to pay cash for the principal amount of the converted notes and we may also have to deliver shares of our common stock in respect of such converted notes. Any conversion of the notes prior to their maturity or acceleration of the repayment of the notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should such closing price conditions continue to be met in the fourth quarter of 2014 or a future quarter, 2018 Notes will be convertible by their holders during the immediately following quarter. Similarly, if certain conditions are met with respect to our 2019 Notes or 2021 Notes in the fourth quarter of 2014 or a future quarter, the 2019 Notes or 2021 Notes will be convertible by their holders during the immediately following quarter.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Automotive sales	$849,009	$430,196	$2,236,062	$1,386,934
Development services	2,795	1,150	5,633	11,343

Total revenues	851,804	431,346	2,241,695	1,398,277
Cost of revenues
Automotive sales	598,472	324,883	1,615,047	1,090,300
Development services	1,481	3,595	6,674	8,304

Total cost of revenues	599,953	328,478	1,621,721	1,098,604
Gross profit	251,851	102,868	619,974	299,673
Operating expenses
Research and development	135,873	56,351	325,135	163,523
Selling, general and administrative	155,107	77,071	406,690	184,080

Total operating expenses	290,980	133,422	731,825	347,603
Loss from operations	(39,129)	(30,554)	(111,851)	(47,930)
Interest income	300	68	907	97
Interest expense	(29,062)	(6,492)	(72,183)	(26,705)
Other income (expense), net	(3,090)	(740)	2,401	18,018

Loss before income taxes	(70,981)	(37,718)	(180,726)	(56,520)
Provision for income taxes	3,727	778	5,685	1,230

Net loss	$(74,708)	$(38,496)	$(186,411)	$(57,750)

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Vehicle, options and related sales	$818,119	$422,004	$2,164,491	$1,351,056
Powertrain component and related sales	30,890	8,192	71,570	35,878

Total automotive sales	$849,009	$430,196	$2,236,062	$1,386,934

Automotive sales during the three and nine months ended September 30, 2014 were $849.0 million and $2.24 billion, an increase from $430.2 million and $1.39 billion during the three and nine months ended September 30, 2013, respectively. Vehicle, options and related sales represent revenues related to deliveries of Model S, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits to other automotive manufacturers. Powertrain component and related sales represent the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers.

Vehicle, options and related sales during the three and nine months ended September 30, 2014 were $818.1 million and $2.16 billion, an increase from $422.0 million and $1.35 billion during the three and nine months ended September 30, 2013, respectively. The increase in vehicle, options and related sales was primarily driven by Model S deliveries in Europe and China which commenced in August 2013 and April 2014, respectively. During the three and nine months ended September 30, 2014, we delivered 7,785 and 21,821 Model S vehicles, respectively. During the three and nine months ended June 30, 2013, we delivered 5,516 and 15,585 Model S vehicles, respectively.

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle through one of our specified commercial banking partners. We also offer this program in certain countries outside of the United States. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months for a pre-determined resale value. We account for transactions under the resale value guarantee program as operating leases and accordingly, we defer and amortize to revenues the initial purchase consideration less resale value guarantee amount on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the amount of the resale value guarantee is then recognized in automotive sales. During the three and nine months ended September 30, 2014, we delivered 1,190 and 3,578 Model S vehicles under the resale value guarantee program, respectively. During the three and nine months ended September 30, 2013, we delivered 1,877 and 3,512 Model S vehicles under the resale value guarantee program. As of September 30, 2014 and December 31, 2013, we had $333.6 million and $230.9 million in related deferred revenues and $397.7 million and $236.3 million in resale value guarantees, respectively. During the three and nine months ended September 30, 2014, we recognized revenue of $32.7 million and $84.3 million in automotive sales related to this program, respectively. During the three and nine months ended September 30, 2013, we recognized revenue of $9.4 million and $11.3 million, respectively, in automotive sales related to this program.

In April 2014, we began offering a direct leasing program to small and medium-sized businesses in the United States for Model S. We expanded this program to consumers in the United States in October 2014. Qualifying customers are permitted to lease a Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues over the contractual term of the individual leases. Lease revenues are recorded in automotive sales and for the three and nine months ended September 30, 2014, we recognized $1.1 million and $1.3 million, respectively.

Powertrain component and related sales for the periods presented were related to powertrain component sales to Daimler under the Mercedes-Benz B-Class Electric Drive program which commenced in April 2014 and to Toyota under the RAV4 EV program. Powertrain component and related sales for the three and nine months ended September 30, 2014 was $30.9 million and $71.6 million, respectively, an increase from $8.2 million and $35.9 million during the three and nine months ended September 30, 2013, respectively. During the third quarter of 2014, we completed the RAV4 EV program.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications.

During the fourth quarter of 2012, we entered into a development agreement with Daimler to assist with the development of a full electric powertrain for a Mercedes-Benz B-Class EV. Development services revenue for the three and nine months ended September 30, 2014 relates primarily to completion of the final development milestone and the delivery of prototype samples to Daimler under this program while development services revenue for the three and nine months ended September 30, 2013 includes revenues for the achievement of various milestones and from the delivery of prototype samples to Daimler under this program. During the three and nine months ended September 30, 2014, we recognized development services revenue of $2.8 million and $5.6 million, respectively. During the three and nine months ended September 30, 2013, we recognized development services revenue of $1.2 million and $11.3 million, respectively. As of September 30, 2014, we have completed our development services under this program.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales during the three and nine months ended September 30, 2014 was $598.5 million and $1.62 billion, an increase from $324.9 million and $1.09 billion for the three and nine months ended September 30, 2013, respectively.

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

In April 2013, we began offering a resale value guarantee to all customers who purchased a Model S in the United States and financed their vehicle and vehicle options through one of our specified commercial banking partners. We also offer this program in certain countries outside of the United States. Under the program, we capitalize the cost of Model S into operating lease vehicles and depreciate the respective operating lease vehicles less expected salvage value to cost of automotive sales on a straight-line basis, over the contractual term of the guarantee program. If a customer decides not to sell their vehicle back to us by the end of the resale value guarantee term, the remaining operating lease vehicle net book value is then recognized in automotive sales. As of September 30, 2014 and December 31, 2013, we recorded $578.7 million and $377.0 million in operating lease vehicles, net, related to Model S deliveries with the resale value guarantee. During the three and nine months ended September 30, 2014, we recognized $18.9 million and $50.3 million in cost of automotive sales, respectively, related to operating lease vehicle depreciation under this program. During the three and nine months ended September 30, 2013, we recognized $5.9 million and $7.3 million, respectively, in cost of automotive sales related to operating lease vehicle depreciation under this program. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the three and nine months ended September 30, 2014, warranty costs incurred for our resale value guarantee vehicles were $2.1 million and $5.1 million, respectively. For the three and nine months ended September 30, 2013, warranty costs incurred for our resale value guarantee vehicles was $0.7 million and $1.1 million, respectively.

In April 2014, we began offering a direct leasing program for Model S to small and medium-sized businesses in the United States. We expanded this program to consumers in the United States in October 2014. Qualifying customers are permitted to lease Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and depreciate the respective operating lease vehicles less expected salvage value on a straight-line basis over the contractual term of the individual leases. As of September 30, 2014, we recorded $35.0 million in operating lease vehicles, net, related to Model S deliveries under this program. During the three and nine months ended September 30, 2014, we recognized $0.6 million and $0.7 million, respectively, in cost of automotive sales related to operating lease vehicle depreciation under this program.

Gross profit during the three and nine months ended September 30, 2014 was $251.9 million and $620.0 million, an increase from $102.9 million and $299.7 million during the three and nine months ended September 30, 2013, respectively. The increase in gross profit was primarily due to higher regulatory credit sales and manufacturing and supply chain efficiencies as well as component cost reductions, partially offset by one-time manufacturing inefficiencies associated with transitioning to our new final assembly line.

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

R&D expenses during the three months ended September 30, 2014 were $135.9 million, an increase from $56.4 million during the three months ended September 30, 2013. Higher R&D expenses in the third quarter of 2014 reflected our accelerated engineering work on Model X as well as development work on our dual motor powertrain and other development programs. The $79.5 million increase in R&D expenses consisted primarily of a $25.3 million increase in expensed materials primarily to support Model X development, a $24.5 million increase in employee compensation expenses, a $21.1 million increase in costs related to accelerated engineering work on Model X as well as dual motor powertrain and other development programs, and a $5.7 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants.

R&D expenses during the nine months ended September 30, 2014 were $325.1 million, an increase from $163.5 million during the nine months ended September 30, 2013. The $161.6 million increase in R&D expenses consisted primarily of a $53.0 million increase in employee compensation expenses, a $43.5 million increase in costs related to Model X, dual motor powertrain and right-hand drive Model S engineering, design and testing activities, an $41.6 million increase in expensed materials primarily to support our Model X, dual motor powertrain and right-hand drive Model S development, a $18.9 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants and $3.7 million information technology and facilities-related costs to support the growth of our business.

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

SG&A expenses during the three months ended September 30, 2014 were $155.1 million, an increase from $77.1 million during the three months ended September 30, 2013. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The $78.0 million increase in our SG&A expenses consisted primarily of a $34.5 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $33.9 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $2.2 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants and a $1.4 million increase in professional and outside services costs.

SG&A expenses during the nine months ended September 30, 2014 were $406.7 million, an increase from $184.1 million during the nine months ended September 30, 2013. The $222.6 million increase in our SG&A expenses consisted primarily of a $100.7 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $94.3 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $27.7 million increase in stock-based compensation expense related to a larger number of outstanding equity awards due to additional headcount and generally an increasing common stock valuation associated with newer grants and a $4.4 million increase in professional and outside services costs.

Interest Expense

Interest expense during the three and nine months ended September 30, 2014 was $29.1 million and $72.2 million, an increase from $6.5 million and $26.7 million during the three and nine months ended September 30, 2013. We incurred interest expense during three and nine months ended September 30, 2014 primarily from our 2018 Notes, 2019 Notes and 2021 Notes and capitalized interest to assets under construction related to significant asset construction. During the three and nine months ended September 30, 2014, we capitalized $3.7 million and $6.9 million of interest expense to construction in progress, respectively. Interest expense during the three and nine months ended September 30, 2013 was related primarily to the early repayment fee, interest and the amortization of the remaining loan origination costs associated with the repayment and extinguishment of our then outstanding Department of Energy (DOE) loan principal of $439.6 million as well as our 2018 Notes. During the three and nine months ended September 30, 2013, we capitalized $0.4 million and $2.3 million of interest expense to construction in progress, respectively.

In March 2014, we issued $800.0 million aggregate principal amount of 2019 Notes and $1.20 billion aggregate principal amount of 2021 Notes in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of the 2019 Notes and $180.0 million aggregate principal amount of the 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. We incurred approximately $35.6 million of debt issuance costs in connection with these notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of the notes. The interest rates are fixed at 0.25% and 1.25% per annum for the 2019 Notes and 2021 Notes, respectively, and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. During the three and nine months ended September 30, 2014, we recognized $1.0 million and $2.2 million of interest expense, respectively, related to the amortization of debt issuance costs and $4.9 million and $11.2 million of accrued coupon interest expense, respectively.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with these notes from the respective host debt instrument and initially recorded the conversion option of $188.1 million for the 2019 Notes and $369.4 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively, over the contractual terms of these notes. During the three and nine months ended September 30, 2014, we recognized $19.6 million and $44.1 million of interest expense, respectively, related to the amortization of the debt discount.

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. We incurred $12.0 million of debt issuance costs in connection with the issuance of 2018 Notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of 2018 Notes. Under the terms of 2018 Notes, 1.50% coupon interest per annum on the principal amount of the notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the three and nine months ended September 30, 2014, we recognized $3.0 million and $8.8 million of interest expense, respectively, related to the amortization of debt issuance costs and accrued coupon interest. During the three and nine months ended September 30, 2013, we recognized $3.0 million and $4.3 million of interest expense, respectively, related to the amortization of debt issuance costs and accrued coupon interest.

Similar to the 2019 and 2021 Notes, we valued and bifurcated the conversion option associated with 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on 2018 Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of 2018 Notes.

During the three and nine months ended September 30, 2014, we recognized $3.9 million and $11.5 million of interest expense, respectively, related to the amortization of the debt discount. During the three and nine months ended September 30, 2013, we recognized $3.8 million and $5.4 million of interest expense, respectively, related to the amortization of the debt discount.

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

Other expense, net, during the three months ended September 30, 2014 was $3.1 million, an increase from $0.7 million during the three months ended September 30, 2013. The $2.4 million increase in our other expense, net, is primarily attributable to unfavorable foreign currency exchange impact from our foreign currency-denominated assets.

Other income, net, during the nine months ended September 30, 2014 was $2.4 million, a decrease from $18.0 million during the nine months ended September 30, 2013. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017; therefore, the DOE warrant was no longer expected to vest. We recorded the reduction in fair value of our DOE common stock warrant liability of $10.7 million in other income, net, during the three months ended March 31, 2013. Other income, net, during the nine months ended September 30, 2014 and 2013 was also attributable to the favorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities.

Provision for Income Taxes

Our provision for income taxes during the three and nine months ended September 30, 2014 was $3.7 million and $5.7 million, compared to $0.1 million and $1.2 million during the three and nine months ended September 30, 2013, respectively. The increase during the three and nine months ended September 30, 2014 was due primarily to the increase in taxable income in our international jurisdictions, following the commencement of European Model S deliveries in August 2013 and Model S deliveries in China in April 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had $2.37 billion in principal sources of liquidity available from our cash and cash equivalents, including $1.69 billion of money market funds.

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

As of October 31, 2014, we had 235 Supercharger stations open in North America, Europe and Asia. We expect to continue making investments in the Supercharger network.

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

During the third quarter of 2014, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of September 30, 2014. Therefore, the 2019 Notes and 2021 Notes are not convertible during the fourth quarter of 2014 and are classified as long-term debt. Should the closing price conditions be met in the fourth quarter of 2014 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter.

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

During the third quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the fourth quarter of 2014. Should the closing price conditions be met in the fourth quarter of 2014 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

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

Customer Deposits

Customers are required to make an initial deposit to place an order for their vehicle. Customer deposits vary depending on the vehicle model and country of delivery. These amounts are recorded as current liabilities until the vehicle is delivered. While payment for the remaining balance of the purchase price of the vehicle is generally collected at time of delivery to the customer, in some cases partial or full payment may be collected prior to delivery. Such payments are recorded as customer deposits. Customer deposits related to Model X still represent fully refundable reservations. As of September 30, 2014, we held customer deposits of $227.1 million.

Summary of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$29,065	$130,817
Net cash used in investing activities	(618,213)	(159,912)
Net cash provided by financing activities	2,131,805	624,906

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

Net cash provided by operating activities was $29.1 million during the nine months ended September 30, 2014 net of adjustments for non-cash items such as depreciation and amortization of $164.0 million, $112.0 million related to stock-based compensation expense, $55.6 million related to the amortization of debt discount on our convertible senior notes, $11.1 million related to fixed assets disposals and inventory write-downs of $14.5 million. Significant operating cash inflows were comprised primarily of automotive sales of $2.24 billion, a $348.5 million net increase in deferred revenue, resale value guarantee and other long-term liabilities primarily associated with Model S deliveries with the resale value guarantee, a $71.1 million net increase in customer deposits and $5.6 million of development services revenue, partially offset by a $109.2 million increase in accounts receivable primarily related to receivables from our financing partners and OEM customers due to higher regulatory credit sales. Significant operating cash outflows for the nine months ended September 30, 2014 were primarily related to $1.62 billion of cost of revenues, $731.8 million of operating expenses, a $672.7 million increase in inventory and operating lease vehicles and a $29.5 million increase in prepaid expenses and other current assets, partially offset by a $253.9 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

Net cash provided by operating activities was $130.8 million during the nine months ended September 30, 2013 net of adjustments for non-cash items such as depreciation and amortization of $68.5 million, $55.6 million related to stock-based compensation expense, inventory write-downs of $6.8 million, $5.6 million related to the amortization of all remaining DOE loan origination costs as a result of the repayment of our outstanding loans under the DOE Loan Facility and $5.3 million related to the amortization of debt discount on our Notes, partially offset by other income associated with the reduction in fair value of the DOE common stock warrant liability of $10.7 million. Significant operating cash inflows were comprised primarily of automotive sales of $1.39 billion, a $377.7 million net increase in deferred revenue, resale value guarantee and other long-term liabilities primarily associated with Model S deliveries with the resale value guarantee, $11.3 million of development services revenue and a $2.3 million net increase in customer deposits, partially offset by a $20.7 million increase in accounts receivable due to the regulatory credit sales recognized at the end of the third quarter and receivables from our financing partners. Significant operating cash outflows for the nine months ended September 30, 2013 were primarily related to $1.10 billion of cost of revenues, a $358.4 million increase in inventory and operating lease vehicles, $347.6 million of operating expenses, and a $9.1 million increase in prepaid expenses and other current assets, partially offset by a $59.8 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments.

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

Net cash used in investing activities was $618.2 million during the nine months ended September 30, 2014 primarily related to $601.2 million in purchases of capital equipment and tooling and $205.8 million in purchases of short-term marketable securities, partially offset by a $189.1 million in maturity and sales of short-term marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.13 billion during the nine months ended September 30, 2014 and was comprised primarily of the $2.30 billion aggregate issuance of 2019 Notes and 2021 Notes, $389.2 million from the sale of warrants in March and April 2014 in connection with the issuance of these notes, and $89.9 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan, partially offset by $603.4 million related to the purchase of convertible note hedges in March and April 2014 in connection with the issuance of these notes, $35.2 million of issuance costs and $8.7 million related to principal payments on our capital leases.

Net cash provided by financing activities was $624.9 million during the nine months ended September 30, 2013 was comprised primarily of $660.0 million from our Notes offering in May 2013, $415.0 million received from our public offering of common stock and concurrent private placement completed in May 2013, $120.3 million from the sale of warrants in May 2013 as part of our Notes offering, and $82.2 million received from the exercise of common stock options by employees and the purchase of common stock under our employee stock purchase plan; partially offset by $452.3 million related to our repayment of all outstanding loan principal under the DOE Loan Facility, $177.5 million related to the purchase of convertible note hedges in May 2013 as part of our Notes offering, $16.4 million of Notes and common stock issuance costs, $12.7 million related to our planned quarterly repayment of loan principal under the DOE Loan Facility and $6.4 million related to principal payments on our capital leases.

Contractual Obligations

During the third quarter of 2014, certain conditions with respect to the closing prices of our common stock in accordance with the terms of our 2018 Notes were met and therefore, holders of 2018 Notes may convert their notes during the fourth quarter of 2014. As such, we classified the $597.6 million carrying value of our 2018 Notes as current liabilities on our condensed consolidated balance sheet as of September 30, 2014. Should such closing price conditions be met in the fourth quarter of 2014 or a future quarter, 2018 Notes will be convertible by their holders during the immediately following quarter. Similarly, if certain conditions are met with respect to our 2019 Notes and 2021 Notes in the fourth quarter of 2014 or a future quarter, the 2019 Notes and 2021 Notes will be convertible by their holders during the immediately following quarter.

The following table sets forth, as of September 30, 2014, our cash obligations related to our 2018 Notes, 2019 Notes and 2021 Notes that will affect our future liquidity for the following periods (in thousands):

	Year Ended December 31,
	Total	2014	2015	2016	2017	2018	2019 and thereafter
2018 Notes	$699,323	$699,323	$—	$—	$—	$—	$—
2019 Notes	930,350	—	2,300	2,300	2,300	2,300	921,150
2021 Notes	1,492,125	—	17,250	17,250	17,250	17,250	1,423,125

Total	$3,121,798	$699,323	$19,550	$19,550	$19,550	$19,550	$2,344,275

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. We commenced deliveries of Model S in June 2012 to customers in North America and to European customers in August 2013. We recently introduced Model S to China, Hong Kong and Japan and plan to start deliveries in Australia by the end of 2014. Through September 30, 2014, a majority of our revenues have been denominated in U.S. dollars. However, we have materially greater revenues than expenses denominated in the Chinese yuan and Norwegian krona, and materially greater expenses than revenues denominated in the Japanese yen. Accordingly, if the value of the U.S. dollar depreciates significantly against currencies where expenses exceed revenues, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase which may adversely impact our operating results. Conversely, as the value of the U.S. dollar appreciates significantly against currencies where revenues exceed expenses, our revenues as measured in U.S. dollars may be reduced.

As a result of a favorable foreign currency exchange impact from foreign currency-denominated assets and liabilities, especially related to the Japanese yen, we recorded gains of $2.5 million on foreign exchange transactions in other income, net, for the three months ended September 30, 2014.

Interest Rate Risk

We had cash and cash equivalents totaling $2.37 billion as of September 30, 2014. A portion of our cash and cash equivalents was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of September 30, 2014, we had $2.96 billion aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $22.4 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Litigation

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint, which made claims against Tesla and its CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and indicated that a formal written order will be forthcoming.

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

Since we began manufacturing and delivering Model S in June 2012, we have significantly increased production and deliveries, and our plans call for an even greater increase in production and deliveries going forward. As part of this effort, we recently completed a new final assembly line and added more automation to our body shop at the Fremont factory. Our ability to further ramp-up high volume Model S production, including for the Dual Motor Model S, which we will soon begin producing for the first time, will depend upon a number of factors, including our ability to use these new manufacturing processes as planned while maintaining our desired quality levels, our suppliers’ ability to deliver quality parts to us in a timely manner, and efficiently making design changes to ensure consistently high quality. The Model S is an all new vehicle which we are producing with new employees using new equipment and therefore our production processes are still maturing and we have limited experience with them. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in increasing our production level of Model S in line with our plans could materially damage our brand, business, prospects, financial condition and operating results.

In addition, for Model S we have introduced a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry; and the Model S has a number of new and unique design features, such as a 17 inch display screen, retractable exterior door handles, and all-new dual motor and autopilot hardware, each of which poses unique manufacturing challenges. Model S production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity for Model S, or cause us to miss planned production targets, any of which could have a material adverse effect on our financial condition and operating results. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Concurrent with the significant increase in our planned production levels, we will also need to continue to significantly increase our deliveries of Model S vehicles. We have limited experience in delivering a high volume of Model S vehicles, and, in particular, to locations outside of the United States We may face difficulties meeting our delivery and growth plans in Asia and the right hand drive markets we have entered and will enter later this year, which may impact our ability to achieve our worldwide delivery goals. If we are unable to ramp up to meet our delivery goals globally to match our production rate of Model S, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

Our ability to grow volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

•	that our suppliers will be able and willing to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

•	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our production plan and allows for high quality vehicles;

•	that we will be able to quickly ramp production of Dual Motor Model S to keep up with demand;

•	that we will be able to ramp sales of Model S throughout Asia, especially China, pursuant to our current timeline;

•	that we will be able to adequately respond in a timely manner to any problems that may arise with our vehicles;

•	that we will be able to schedule and complete deliveries at our planned higher volume production levels;

•	that the equipment or tooling which we have purchased or which we select, including those that are part of our higher capacity production line that recently became operational, will be able to accurately manufacture the vehicle within specified design tolerances, and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

•	that we will be able to comply with environmental, workplace safety, customs and similar regulations required to operate our manufacturing facilities;

•	that we will be able to maintain and improve quality controls as we transition to a higher level of in-house manufacturing process; and

•	that the information technology systems that we are currently expanding and improving upon will be effective to manage higher volume production.

Finally, detailed long-term testing of quality, reliability and durability of Model S is ongoing and any negative results from such testing could cause production or delivery delays, cost increases, or lower quality of our Model S vehicles.

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

Moreover, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including the Model X crossover, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X. Work continues on the finalization of Model X with the testing of Alpha prototypes and initial builds of the first Beta prototypes. To the extent that we are not able to build Model X in accordance with the expectations created by the early prototype and our announced specifications and schedule, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us.

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

While we intend each of our production vehicles and their variants to meet a distinct segment of the automotive market, our vehicles may end up competing with each other which may delay sales and associated revenue to future periods. Also, if we fail to accurately anticipate demand for each of our vehicles, this could result in inefficient expenditures and production delays. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As automotive technologies change, including those specific to electric vehicles, we anticipate our customers will expect us to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles as well as limited experience allocating our available resources among the design and production of multiple vehicles.

We may experience significant delays in the design, manufacture and launch of Model X, as well as future vehicles such as Model 3, which could harm our business and prospects.

We expect Model X deliveries to start in the third quarter of 2015. Any significant delay in the design, manufacture and launch of Model X could materially damage our brand, business, prospects,

financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We experienced significant delays in launching the Tesla Roadster, which resulted in additional costs and adverse publicity for our business. In 2012, we also experienced delays in the ramp of Model S. We may experience further delays in launching Model X which may result in cost overruns and adverse publicity. Work continues on the finalization of Model X with the testing of Alpha prototypes and initial builds of the first Beta prototypes. Furthermore, we have not yet evaluated, qualified or selected all of our suppliers for the planned production of Model X. We may not be able to engage suppliers for the components in a timely manner, at an acceptable price or in the necessary quantities. We will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles. If we are not able to manufacture and deliver Model X or future vehicles such as Model 3 in a timely manner and consistent with our production timeline, budget and cost projections, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

Problems or delays in bringing the Gigafactory online and operating it in line with our expectations could negatively affect us.

To lower the cost of cell production and produce cells in volume to allow us to grow quickly, we intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles at our new Gigafactory. Our Gigafactory plan, however is at an early stage. While we recently entered into various formal agreements with Panasonic on the Gigafactory, we have very little experience in building a factory of the size and scope planned for the Gigafactory, and no experience directly in the production of lithium-ion cells. In addition, to date we have not finalized agreements with additional Gigafactory partners that will be co-located at the Gigafactory. Also, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate. If we are unable to build the Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells at reasonable prices, then our ability to supply battery packs to our vehicles, including Model 3, according to our schedule and/or at a price that allows us to sell them profitably and in the quantities we estimate could be constrained. Any such problems or delays with Gigafactory could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or vehicles that contain our powertrains fail to perform as expected, or if we suffer product recalls, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles or vehicles that contain our powertrains such as the Toyota RAV4 EV or the Mercedes-Benz B-Class EV may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles are highly dependent on software to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Model S issues experienced by customers include those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery. Although we attempt to remedy the Model S issues experienced by our customers in a rapid manner, such efforts may not be timely or up to the satisfaction of our customers.

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

Finally, in October 2013, we entered into an amendment to our existing supply agreement with Panasonic Corporation in order to address our anticipated short- to medium-term lithium-ion battery cell needs. While we expect that this supply agreement, as amended, will provide us with sufficient cells for the next few years, we may not be able to meet our long-term needs, including for Model 3 and other programs we may introduce, without securing additional suppliers or other sources for cells. We have recently signed an agreement with Panasonic to be our partner in the Gigafactory and be responsible for, among other things, manufacturing cells from there for use in our products. If we encounter unexpected difficulties with our current suppliers, including Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays, which could have a material adverse effect on our financial condition and operating results.

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

Our production costs for Model S were high initially due to start-up costs at the Tesla Factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of Model S. As we have gradually ramped production of Model S, manufacturing costs per vehicle have decreased. While we expect further cost reductions to be realized by both us and our suppliers during the next several quarters, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals.

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

Furthermore, many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components, such as lithium-ion battery cells or aluminum used to produce body panels, could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased material costs to us or potentially limit our ability to expand production. Additionally, we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited as we have to date relied upon unconventional marketing efforts. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed.

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

In 2013 we began offering a resale value guarantee to all customers who purchased a Model S in the United States and Canada and financed their vehicle through one of our specified commercial banking partners. In April and October of 2014, we started offering leasing to business customers and individual customers, respectively, including through Tesla Finance, our captive finance company. Both the resale value guarantee program and leasing offered through Tesla Finance lower our revenues as compared to cash purchases and both expose us to the risk that any vehicles repurchased or returned to us under the programs may be resold by us for prices less than we estimate.

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

Under the leasing program offered through Tesla Finance, we lease vehicles directly to customers. Customers have the option of purchasing their vehicles at the stated value in the leasing contract or returning their vehicles to us. We apply lease accounting to such purchases. Unlike the resale value guarantee program, we may receive only a very small portion of the price of the vehicle from our customers at the time of purchase, and instead will receive a stream of lease payments. To the extent we expand this program and are unable to secure appropriate financing, our cash flow and liquidity, as well as our near term GAAP revenues and operating results, could be negatively impacted. Furthermore, we are exposed to the risk that customers fail to pay their lease payments on time and according to the terms of our leasing contracts.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid for from company funds, not by insurance. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under such a policy.

We are currently expanding and improving our information technology systems. If these implementations are not successful, our business and operations could be disrupted and our operating results could be harmed.

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of Model S necessitates continued development, maintenance and improvement of our information technology systems in the U.S. and abroad, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. These systems support our operations and enable us to produce Model S and future vehicles like Model X in volume. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

We cannot be sure that these expanded systems or their required functionality will be effectively implemented or sufficiently maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired; and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We may not realize the benefits of our Supercharger network, which could harm our business, brand and operating results.

We continue to deploy Tesla Superchargers in the United States, Europe and Asia. Tesla Superchargers are a network of charging stations designed to provide fast-charge capability to owners of Model S vehicles with the Supercharging option. We intend to expand the Tesla Supercharger network throughout the U.S., Canada, Europe and Asia, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners or obtaining required permits for such locations, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining and operating the network.

We may also be unable to expand the Supercharger network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. Furthermore, even where Superchargers exist, the increasing number of Model S vehicles as well as future vehicles such as Model X may oversaturate the available charging bays at such Superchargers, leading to increased wait times and dissatisfaction for customers. In addition, as we have announced that we will not be charging our customers to access this network in addition to what they have already paid for their vehicles, any significant unexpected costs that we encounter will entirely be borne by us and may harm our operating results. Although our Supercharger network is intended to address customer concerns regarding long-distance travel, this network may not result in increased reservations or sales of Model S or future vehicles like Model X. If our Supercharger network is not expanded as currently planned or as quickly as planned, we may not realize the benefits of our Supercharger network and our business and operating results could be materially affected.

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

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	our limited operating history;

•	unfamiliarity with or uncertainty about Model X and future Tesla vehicles;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the perceived prospect that we will need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

•	the prospect or actual emergence of direct, sustained competitive pressure from more established automakers, which may be more likely if our initial efforts are perceived to be commercially successful.

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

In addition, the motor vehicle industry laws in many states require that service facilities be available with respect to vehicles physically sold from locations in the state. Whether these laws would also require that service facilities be available with respect to vehicles sold over the internet to consumers in a state in which we have no physical presence is uncertain. While we believe our Tesla Ranger program and our practice of transporting customers’ vehicles to our nearest Tesla service center would satisfy regulators in these circumstances, without seeking formal regulatory guidance, there are no assurances that regulators will not attempt to require that we provide physical service facilities in their states. Further, certain state franchise laws which prohibit manufacturers from being licensed as a dealer or acting in the capacity of dealer also restrict manufacturers from providing vehicle service. If issues arise in connection with these laws, certain aspects of Tesla’s service program would need to be restructured to comply with state law, which may harm our business.

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

Our revenues and costs denominated in foreign currencies are not completely matched. As we increase Model S deliveries in markets outside of the United States, we may have greater revenues than costs denominated in other currencies such as the Norwegian kroner, Chinese yuan and the euro, in which case a strengthening of the dollar would tend to reduce our revenues as measured in U.S. dollars. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen, the euro, the Chinese yuan and the British pound. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies (especially against the Japanese yen), our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected.

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

As the owner of the Fremont site, we may be responsible under federal and state laws and regulations for the entire investigation and remediation of any environmental contamination at the Fremont site, whether it occurred before or after the date we purchased the property. We have reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the closing of the purchase for any known or unknown environmental conditions (Remediation Activities), and NUMMI has agreed to pay the next $15.0 million for such Remediation Activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing. Through September 30, 2014, remediation costs of $3.1 million had been incurred by NUMMI.

On the ten-year anniversary of the closing or whenever $30.0 million has been spent on Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement. As of September 30, 2014, we have accrued $7.0 million related to these environmental liabilities.

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

Our collection, use, retention, security and transfer of personal information of our customers is subject to federal, state, and international laws. These laws continue to be enacted and may be inconsistent from jurisdiction to jurisdiction. Complying with changing international laws may cause us to incur substantial costs, expose usto legal liability or require us to change our business practices. Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

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

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. Subject to separate limited warranties for the supplemental restraint system and battery, we provide a four year or 50,000 mile New Vehicle Limited Warranty for the purchasers of Model S. The New Vehicle Limited Warranty for Model S also covers the drive unit for eight years and the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery; although the battery’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan.

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

Our insurance strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently maintain general liability, automobile, property, workers’ compensation, and directors’ and officers’ insurance policies, as a general matter, we do not maintain as much insurance coverage as many other companies do, and in some cases, we do not maintain any at all. Additionally, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Our financial results may vary significantly from period-to-period due fluctuations in our operating costs and the seasonality of our business.

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

Additionally, sales of new cars in the automobile industry typically decline over the winter season and are generally higher during the spring and summer months. We anticipate that our sales of Model S and future models may have similar seasonality, but, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

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

We recently introduced a leasing program in the United States and Canada through our captive finance company, Tesla Finance. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and manage customer credit risk. If actual residual values of Model S vehicles are below our estimates, we may suffer lower profitability or potentially have losses. If we are unable to adequately fund our leasing program with either internal funds or external financing sources, we may be unable to grow our sales. Additionally, if we do not properly screen customers for ability to pay their leases on time, we may be exposed to excessive credit risks and associated losses. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with federal and state financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, in October 2012, vehicle dealer associations in New York and Massachusetts filed lawsuits to revoke the dealer license issued to Tesla Motors New York in New York and to limit the business activity of Tesla Motors MA, Inc. in Massachusetts. These lawsuits have been dismissed, and in one recent court decision, the Supreme Court of Massachusetts held that state franchise laws like the one in Massachusetts do not restrict a manufacturer, like Tesla, that does not use franchised dealers from selling its vehicles directly to consumers. Such results have reinforced our continuing belief that state laws were not designed to prevent our distribution model. A similar litigation was recently filed in the state of Ohio and subsequently dismissed. Possible additional challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. Such examples recently occurred in New Jersey, where the Motor Vehicle Commission, at the behest of the local automobile dealer lobby, passed a new regulation which purported to invalidate our sales licenses in the state, and in Michigan, where the state’s automobile dealer association managed to add language into an unrelated bill that had the effect of impairing our right to sell vehicles through Tesla stores in Michigan. We have brought a lawsuit in New Jersey to invalidate that regulation, which we believe to be unlawful, and we are evaluating legislative and litigation solutions to remedy the situation in Michigan. Other states, such as New York, Ohio and Pennsylvania, have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and seek licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

•	redesign our vehicles or other goods or services; or

•	establish and maintain alternative branding for our products and services.

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

The status of patents involves complex legal and factual questions and the breadth of patented claims is uncertain. We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford sufficient protection in the event a competitor claims that we are infringing its patents. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will result in issued patents in those foreign jurisdictions. In addition, others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Our trademark applications in certain countries remain subject to outstanding opposition proceedings.

We currently sell and market our products and services in various countries under our Tesla marks. We have filed trademark applications for our Tesla marks and opposition proceedings to trademark applications of third parties in various countries in which we currently sell and plan to sell our products and services. Certain of our trademark applications are subject to outstanding opposition proceedings brought by owners or applicants alleging prior applications for or use of similar marks. If we cannot resolve these oppositions and thereby secure registered rights in these countries, our ability to challenge third party users of the Tesla marks will be reduced and the value of the marks representing our exclusive brand name in these countries will be diluted. In addition, there is a risk that the prior rights owners could in the future take actions to challenge our use of the Tesla marks in these countries. Such actions could have a severe impact on our position in these countries and may inhibit our ability to use the Tesla marks in these countries. If we were prevented from using the Tesla marks in any or all of these countries, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our corporate headquarters in Palo Alto, Tesla Factory in Fremont and additional component manufacturing facilities in Lathrop are located in Northern California, a region known for seismic activity. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, our lease for our Palo Alto facility permits the landlord to terminate the lease following a casualty event if the needed repairs are in excess of certain thresholds and we do not agree to pay for any uninsured amounts. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

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

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each applicable trading day. This condition has been met in in each quarter of 2014 for the 2018 Notes, and consequently the 2018 Notes are convertible in the fourth quarter of 2014. This conversion feature also applies to the 2019 Notes and 2021 Notes for any quarter commencing with the third quarter of 2014 if the sales price condition for the applicable series of the 2019 and 2021 Notes is met in the immediately preceding quarter. Such condition has not been met in any applicable quarter and consequently the 2019 and 2021 Notes have not been and are not convertible in the fourth quarter of 2014. Upon conversion of the Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and, if applicable, shares of our common stock, in respect of such Notes. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition. Even if holders do not elect to convert their Notes, if the Notes become convertible we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material adverse impact on our reported financial results.

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

As of September 30, 2014, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 27.8% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 26.5 % of our outstanding shares of common stock as of September 30, 2014. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market in 2010 and, therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $291.42 per share and a low of $116.10 per share over the last 52 weeks.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following a securities offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the trial court recently dismissed the plaintiffs’ complaint with prejudice, this litigation (if the trial court’s order is successfully appealed) or others like it could result in substantial costs and a diversion of our management’s attention and resources.

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

Mr. Musk borrowed funds from affiliates of certain underwriters in our public offerings and/or private placements and has pledged shares of our common stock to secure these borrowings. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Beginning in June 2011, banking institutions that are affiliated with certain underwriters of our completed public offerings of common stock and Notes made extensions of credit to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust, a portion of which Mr. Musk used to purchase shares of common stock in our public offering in May 2013 and private placements in June 2011 and June 2013. Interest on such loans accrues at market rates and the banking institutions received customary fees and expense reimbursements in connection with these loans.

We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust. The terms of these loans were negotiated directly between Mr. Musk and the applicable banking institutions.

If the price of our common stock declines, Mr. Musk may be forced by one or more of the banking institutions to provide additional collateral for the loans or to sell shares of Tesla common stock in order to remain within the margin limitations imposed under the terms of his loans. The loans between these banking institutions on the one hand, and Mr. Musk and the Trust on the other hand, prohibit the non-pledged shares currently owned by Mr. Musk and the Trust from being pledged to secure any other loans. These factors may limit Mr. Musk’s ability to either pledge additional shares of Tesla common stock or sell shares of Tesla common stock as a means to avoid or satisfy a margin call with respect to his pledged Tesla common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further.

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

Tesla Motors, Inc.

Date: November 7, 2014	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014	—	—	—	—	X

10.2**	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014	—	—	—	—	X

10.3**	Production Pricing Agreement between Panasonic Corporation and the Registrant dated October 1, 2014	—	—	—	—	X

10.4**	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith
**	Confidential treatment has been requested for portions of this exhibit