Form 10-K
period 2014-12-31
TESLA MOTORS INC
filed 2015-02-26
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2014, the last day of registrant’s most recently completed second fiscal quarter, was $22,968,512,773 (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2014). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2015, there were 125,762,835 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

TESLA MOTORS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

Overview

We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components and stationary energy storage systems. We have established our own network of sales and service centers and Supercharger stations globally to accelerate the widespread adoption of electric vehicles.  We believe our vehicles, electric vehicle engineering expertise, and business model differentiates us from incumbent automobile manufacturers.

We are currently producing and selling our second vehicle, the Model S sedan.  Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. Model S inherited many of the electric powertrain innovations we introduced with our first vehicle, the Tesla Roadster.  We commenced deliveries of Model S in June 2012 and as of December 31, 2014 we have delivered almost 57,000 Model S vehicles worldwide. Since its launch, Model S has won several awards, including the prestigious Motor Trend Car of the Year for 2013. Surveys by Consumer Reports gave Model S the highest customer satisfaction score of any car in the world in 2013 and gave Tesla Service the best overall satisfaction rating in the entire automotive industry in 2015. Model S also earned the highest safety rating in the United States by the National Highway Traffic Safety Administration.  We have continued to improve Model S by introducing performance, all-wheel drive dual motor, autopilot options, and free over-the-air software updates.

We anticipate commencing customer shipments of our third vehicle, the Model X crossover, in the third quarter of 2015.  This unique vehicle has been designed to fill the niche between the roominess of a minivan and the style of an SUV, while having high performance features such as our all-wheel drive dual motor system and fast 0 to 60 miles per hour acceleration. After the Model X, our goal is to introduce the Model 3, a lower priced sedan designed for the mass market, in 2017.

The commercial production of fully electric vehicles that meets consumers’ range and performance expectations requires substantial design, engineering, and integration work on almost every system of our vehicles.  Our design and vehicle engineering capabilities, combined with the technical advancements of our powertrain system, have enabled us to design and develop electric vehicles that we believe overcome the design, styling, and performance issues that have historically limited broad consumer adoption of electric vehicles. As a result, we believe our customers enjoy several benefits, including:

•

Long Range and Recharging Flexibility. Our vehicles offer ranges that are over double the range of any other commercially available electric vehicle. In addition, our vehicles incorporate our proprietary on-board charging system, permitting recharging from almost any available electrical outlet. Model S also offers fast charging capability from our Supercharger network. We believe the long-range and charging flexibility of our vehicles will help reduce consumer anxiety over range, alleviate the need for expensive, large-scale charging infrastructure, and differentiate our vehicles as compared to those of our competitors.

•

Energy Efficiency and Cost of Ownership. We believe our vehicles offer consumers an attractive cost of ownership when compared to similar internal combustion engine or hybrid electric vehicles. Using only an electric powertrain enables us to create a lighter, more energy efficient vehicle that is mechanically simpler than currently available hybrid or internal combustion engine vehicles. We currently estimate that the cost to fuel our vehicles is approximately one-fourth that of comparable internal combustion vehicles in the United States, and even less internationally where gasoline prices are typically higher. We also expect our electric vehicles will have lower relative maintenance costs than hybrid, plug-in hybrid, or internal combustion engine vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves. Additionally, government incentives that are currently available can reduce the cost of ownership even further.

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

We sell our vehicles through our own sales and service network which we are continuing to grow globally. We believe the benefits we receive from distribution ownership will enable us to improve the speed of product development and improve the capital efficiency of our business. We are also continuing to build our network of Superchargers in the United States, Europe and Asia to provide properly equipped Model S vehicle owners as well as future Tesla vehicle owners with fast and free charging to enable convenient long distance travel.

In addition to developing our own vehicles, we have developed and currently sell and service full electric powertrain systems and components to other automobile manufacturers.  We also produce and sell stationary energy storage products for use in homes, commercial sites, and utilities. The applications for these battery systems include backup power, peak demand reduction, demand response, and wholesale electric market services.

We manufacture our products primarily at our facilities in Fremont, California, Lathrop, California and Tilburg, Netherlands. We are developing the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production at a site near Reno, Nevada.  We plan to use the battery packs manufactured at the Gigafactory for our vehicles, starting initially for Model S and Model X in 2016, and later for our Model 3 vehicle, as well as for stationary storage applications.

Our Vehicles and Products

We currently design, develop, manufacture and sell fully electric vehicles and electric powertrain components. We are currently selling primarily the Model S.

Model S

Model S is a fully electric, four-door, five-adult passenger sedan that offers compelling range and performance with zero tailpipe emissions. We began customer deliveries in June 2012. As of December 31, 2014, we had delivered almost 57,000 Model S vehicles.

Model S offers a range on a single charge of up to 265 miles as determined using the United States EPA’s combined two-cycle city/highway test. To complement this range, we also offer the capability to fast charge Model S at our Supercharger facilities. In addition, we designed Model S to incorporate a modular battery pack in the floor of the vehicle, enabling it to be rapidly swapped out at certain of our service centers and specialized commercial battery exchange facilities that we anticipate may be available in the future.

The 60 kWh and 85 kWh battery pack versions of Model S have an effective base price of $62,400, and $72,400, respectively, in the United States, assuming and after giving effect to the continuation of a United States federal tax credit of $7,500 for the purchase of alternative fuel vehicles. We offer performance and all-wheel drive dual motor system options with our 85 kWh Model S. The performance version of our All-Wheel Drive Dual Motor Model S accelerates from 0 to 60 miles per hour in 3.2 seconds, making it the quickest sedan in the world according to Motor Trend magazine.

We believe Model S offers a unique combination of functionality, convenience, safety and styling without compromising performance and energy efficiency. With the battery pack in the floor of the vehicle and the motor and gearbox in line with the rear axle, our single motor Model S provides best in class storage space of 31.6 cubic feet, including storage under both the tailgate and the hood. By way of comparison, this storage space exceeds the approximately 14 cubic feet of storage available in the 2015 BMW 5 Series sedan and the approximately 18 cubic feet of storage available in the 2015 Cadillac XTS. In addition, we have designed Model S to include a third row with two rear-facing child seats, allowing us to offer seating for five adults and two children. Model S is also available with premium luxury features, including a 17 inch touch screen driver interface and our advanced autopilot system.  Our autopilot system, which is being progressively enabled over time through over-the-air software updates, includes both safety features such as collision warning systems and automatic braking and convenience features such as traffic aware cruise control.  Model S also offers advanced wireless connectivity, such as 3G connectivity, and driver customization of the infotainment and climate control systems of the vehicle. We believe the combination of performance, safety, styling, convenience and energy efficiency of Model S positions it as a compelling alternative to other vehicles in the luxury and performance segments.

We have designed Model S to provide a lower cost of ownership as compared to other vehicles in its class. We consider the purchase price, cost of fuel and the cost of maintenance over a six year ownership period in this calculation. We assume comparable residual values, warranties, insurance costs and promotions and assume that currently available consumer incentives are still available at the time of a Model S purchase. In addition to the competitive pricing of Model S relative to other premium vehicles, we estimate that customers of electric vehicles will enjoy lower fuel costs. For example, assuming an average of 15,000 miles driven per year, an average electricity cost of 12.1 cents per kilowatt-hour and an average gasoline price of $2.83 per gallon over the full ownership of the vehicle which were the average electricity cost and premium gasoline price in the United States, respectively, for December 2014, and based on our estimate of the energy efficiency of Model S, we estimate that our Model S could save approximately $1,600 per year less in fuel costs than a comparable premium internal combustion engine sedan. In international markets, where gasoline prices can be 2-3 times those of the United States, the savings are greater.

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

Model X

Our Model X crossover is the first vehicle we intend to develop by leveraging the Model S platform. This unique vehicle has been designed to offer the space and functionality of a sport utility vehicle while having high performance features such as our fully electric, all-wheel drive dual motor system. Model X will seat seven adults and incorporate a unique falcon wing door system for superior access to the second and third seating rows. We anticipate that the pricing of Model X will be similar to a comparably equipped Model S.  We currently intend to begin customer deliveries of Model X in the third quarter of 2015. After its initial launch in the United States, Model X will be sold in all the markets where Model S is available including in Asia and Europe.

Model 3

We have also publicly announced our intent to develop a third generation electric vehicle, called Model 3, to be produced at the Tesla Factory. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. We expect that this vehicle will be introduced in 2017.

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

Stationary Energy Storage Applications

Using the energy management technologies and manufacturing processes developed for our vehicle powertrain systems, we have developed stationary energy storage products for use in homes, commercial sites and utilities. The applications for these battery systems include backup power, peak demand reduction, demand response and wholesale electric market services. We began selling our home systems in 2013 and our commercial and utility systems in 2014. We plan to ramp sales of these products in 2015.

Powertrain Development and Sales

In addition to our own vehicles, we also design, develop, manufacture and sell advanced electric vehicle powertrain components to other automotive manufacturers.  We have provided development services and full powertrain systems and components to Daimler for its Smart fortwo, A-Class, and B-Class electric vehicles and to Toyota for use in its RAV4 EV. We are continuing to supply production parts for the Daimler B class electric vehicle.

Technology

We believe the core competencies of our company are powertrain engineering, vehicle engineering and innovative manufacturing. Our core intellectual property is contained within our electric powertrain and the ability to design a vehicle which capitalizes on the uniqueness of an electric powertrain. Our electric powertrain consists of the following: battery pack, power electronics, motor, gearbox and the control software which enables the components to operate as a system. We designed each of these major elements for our Tesla Roadster and Model S and plan to use much of this technology in Model X, Model 3, our future electric vehicles and powertrain components that we build for other manufacturers. Our powertrain and battery pack have a modular design, enabling future generations of electric vehicles and our stationary storage applications to incorporate a significant amount of this technology. Further, our powertrain is very compact and contains far fewer moving parts than the internal combustion powertrain. These features enable us to adapt it for a variety of applications, including our future vehicles and any powertrain components we build for other manufacturers.

Battery Pack

We design our battery packs to achieve high energy density at a low cost while also maintaining safety, reliability and long life.  For example, we have designed our Model S battery packs to store 85 kilowatt hours of useful energy and offer a warranty of unlimited miles over eight years. Our proprietary technology includes cooling systems, safety systems, charge balancing systems, battery engineering for vibration and environmental durability, robotic manufacturing processes, customized motor design and the software and electronics management systems necessary to manage battery and vehicle performance under demanding real-life driving conditions. We have significant experience and expertise in the safety and management systems needed to work with lithium-ion cells in the demanding automotive environment. We believe these advancements have enabled us to produce a battery pack at a low cost per kilowatt-hour.

We have designed our battery pack system to permit flexibility with respect to battery cell chemistry, form factor and vendor. In so doing, we believe that we can leverage the substantial battery cell investments and advancements being made globally by battery cell manufacturers and ourselves to continue to improve the cost per kilowatt-hour of our battery pack. We maintain an internal battery cell testing lab and an extensive performance database of the many available lithium-ion cell vendors and chemistry types. We intend to incorporate the battery cells that provide the best value and performance possible into our battery packs, and we expect this to continue over time as battery cells continue to improve in energy storage capacity, longevity, power delivery and cost. We believe this flexibility will enable us to continue to evaluate new battery cells as they become commercially viable, and thereby optimize battery pack system performance and cost for our current and future vehicles. In addition, we are designing the cell manufacturing equipment for the Tesla Gigafactory to enable flexibility in terms of battery chemistry and form factor.  We believe our ability to change battery cell chemistries and vendors while retaining our existing investments in software, electronics, manufacturing equipment, testing and vehicle packaging, will enable us to quickly deploy various battery cells into our products and leverage the latest advancements in battery cell technology.

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. Customers’ use of their Tesla vehicle as well as the frequency with which they charge the battery of their Tesla vehicle can result in additional deterioration of the battery’s ability to hold a charge. For example, we currently expect that the Tesla Roadster battery pack will retain approximately 70% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range. In comparison with the Roadster battery pack, preliminary internal testing and customer results of Model S to date suggest that the retention rate of the Model S battery pack is greater, due to improvements at the battery cell and pack level. In addition, based on internal testing, we estimate that the Model S would have an approximate 5-10% reduction in range when operated continuously in 0°C temperatures.

To date, we have tested hundreds of battery cells of different chemistries, form factors and designs. Based on this evaluation, we are presently using lithium-ion battery cells based on the 18650 form factor in all of our battery packs. We intend to use the same battery cell form factor in Model X and entered into a supply agreement with Panasonic Corporation (Panasonic) for the use of Panasonic’s battery cells in Model S and Model X. We expect these battery cells to exhibit better performance and longer lifetimes than the battery cells used in the Tesla Roadster.

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

The second function, charging the battery pack, is accomplished by the charger, which converts alternating current (usually from a wall outlet or other electricity source) into direct current that can be accepted by the battery. Tesla vehicles can recharge on a variety of AC electrical sources, from a common outlet to a high power circuit of up to 22kW, which provides faster recharging. Vehicles in both the United States and Europe come with the Tesla Mobile Connector which enables charging from a variety of different outlets. In other markets, Tesla offers a Tesla Wall Connector that can be hardwired at a wide range of power levels to suit the electrical capabilities of the charging location.

The most common home charging system uses a standard high power and Mobile Connector to charge overnight.  On the road, customers can also charge using our Supercharger network or at a variety of destinations that have deployed our charging equipment.  In addition, Model S vehicles can also charge at a variety of public charging stations around the world, either natively or through a suite of adapters. This flexibility in charging provides customers with additional mobility, while also allowing them to conveniently charge the vehicle overnight at home.

Vehicle Control and Infotainment Software

The performance and safety systems of our vehicles and their battery packs require sophisticated control software. There are numerous processors in our vehicles to control these functions, and we write custom firmware for many of these processors. The flow of electricity between the battery pack and the motor must be tightly controlled in order to deliver the performance and behavior expected in the vehicle. For example, software algorithms enable the vehicle to mimic the “creep” feeling which drivers expect from an internal combustion engine vehicle without having to apply pressure on the accelerator. Similar algorithms control traction, vehicle stability and the sustained acceleration and regenerative braking of the vehicle. Software also is used extensively to monitor the charge state of each of the cells of the battery pack and to manage all of its safety systems. Drivers use the information and control systems in our vehicles to optimize performance, customize vehicle behavior, manage charging modes and times and control all infotainment functions. We develop almost all of this software, including most of the user interfaces, internally.  We are also developing expertise in vehicle autopilot systems, including road tracking, lane changing, automated parking, driver warning systems and automated braking functions.

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

Sales and Marketing

Company-Owned Stores and Galleries

We market and sell cars directly to consumers through an international network of company-owned stores and galleries. Our Tesla stores and galleries are highly visible, premium outlets in major metropolitan markets, some of which combine retail sales and service. We have also found that opening a service center in a new geographic area can increase demand. As a result, we have complemented our store strategy with sales facilities and personnel in service centers to more rapidly expand our retail footprint. We refer to these as “Service Plus” locations. Including all of our sales, Service Plus and service facilities, we operated 159 locations around the world as of December 31, 2014.

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

Tesla Supercharger Network

We are building a network of up to 120 kW fast charging equipment, each called a Tesla Supercharger, throughout North America, Europe and Asia for fast charging of Model S and future Tesla vehicles. Our Supercharger network is a strategic corporate initiative designed to remove a barrier to the broader adoption of electric vehicles caused by the perception of limited vehicle range and to provide free charging access to Tesla’s existing customers.  The Tesla Supercharger is an industrial grade, high speed charger designed to replenish 170 miles of range in the battery pack in as little as 30 minutes. Supercharger stations typically have between four to ten Superchargers and are strategically placed primarily along well-travelled highways to allow Model S owners to enjoy long distance travel with convenient, minimal stops. We currently have 380 Supercharger stations open in North America, Europe, and Asia. Access to the Supercharger network is currently available free of charge to owners of Model S vehicles with the 85 kWh battery pack options and when purchased as an upfront option for 60 kWh. We are planning to methodically expand the Supercharger network over the next few years in the United States, Europe and Asia.

Destination Charging

We are working with a wide variety of locations, including hotels and popular destinations, to offer an additional charging option for our customers.  These destination charging partners deploy our wall connectors and provide charging free of charge to Model S owners.  Almost 1,000 locations in Asia and North America currently have 1,800 Tesla wall connectors installed.  We plan to expand the Destination Charging program into Europe in Q2 of this year.

Orders and Reservations

We typically carry a very limited inventory of our Model S vehicles at our Tesla stores. The vast majority of our customers customize their vehicle by placing an order with us. We require a $2,500 payment to begin production for these, which is collected once the customer has selected the vehicle specifications and has entered into a purchase agreement. In certain markets, we require additional payments a few weeks prior to delivery. We require all remaining payment of the purchase price of the vehicle upon delivery of the vehicle to the customer.

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

Service and Warranty

Service

We provide service for our electric vehicles at our company-owned service centers, at our Service Plus locations or, in certain areas for an additional charge, through Tesla Ranger mobile technicians who provide services that do not require a vehicle lift. We own and operate 95 service locations as of December 31, 2014. We are continuing our plan to build a number of additional service centers in several markets worldwide.

Model S is designed with the capability to wirelessly upload the data to us via an on-board GSM system, allowing us to diagnose and remedy many problems before ever looking at the vehicle. When maintenance or service is required, a customer can schedule service by contacting one of our Tesla service centers. Our Tesla Rangers, or mobile service team, can also perform an array of services that do not require a vehicle lift from the convenience of a customer’s home or other remote location.

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

Financial Services

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions.  We also offer leases directly through our captive finance company in 37 states, the District of Columbia and in 4 provinces of Canada.  Certain of our loan programs provide customers with a resale value guarantee under which those customers have the option of selling their vehicle back to us during the period of 36 to 39 months following delivery for a pre-determined resale value. This structure allows the customer to enjoy the benefits of Model S ownership without concern for its resale value. We introduced this program in North America in 2013 and expanded it to selected European markets in 2014. In certain markets, we also offer buy back guarantees to financial institutions which obligate us to repurchase, and the institution to sell us, the vehicles for a pre-determined price. We intend to broaden our financial services offerings during the next few years.

Manufacturing

We conduct our powertrain and vehicle manufacturing and assembly operations at our facilities in Fremont, California; Lathrop, California; and Tilburg, Netherlands.  We are also building a cell and battery manufacturing facility, the Tesla Gigafactory, outside of Reno, Nevada.

The Tesla Factory in Fremont, CA and Manufacturing in Lathrop, CA

We manufacture Model S and certain components that are critical to our intellectual property and quality standards for Model S at the Tesla Factory. The Tesla Factory contains several manufacturing operations, including stamping, machining, casting, plastics, body assembly, paint operations, final vehicle assembly and end-of-line testing. In addition, we manufacture lithium-ion battery packs, electric motors, gearboxes and components both for our vehicles and for our original equipment manufacturer customers at the Tesla Factory. Several major component systems of our vehicles are purchased from suppliers; however we have a high level of vertical integration in our manufacturing processes at the Tesla Factory. We recently commenced production and machining of various aluminum components at our facility in Lathrop, California.

We continue to increase our production capacity at the Tesla Factory with the goal of producing Model S, Model X and Model 3 at this location.  In 2015, we intend to create a new body shop line to prepare for the expanded production of both Model S and Model X.  We are also finishing the construction of a new high volume paint shop, to be used for Model S, Model X and Model 3.

The Netherlands

Our European headquarters is located in Amsterdam, Netherlands and houses our sales, service, and administrative functions.  We also have operations in Tilburg, Netherlands for final assembly, testing and quality control for vehicles ultimately delivered into the European Union.  The Tilburg facility also serves as a pan-European parts warehouse, remanufacturing site and customer service center.

The Tesla Gigafactory outside of Reno, Nevada

We are developing the Tesla Gigafactory as a facility where we work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. We plan to use the battery packs manufactured at the Gigafactory for our vehicles and for our stationary storage applications. We broke ground on the Gigafactory in June 2014 and currently expect to produce cells at this site beginning in 2016 for use initially in Model S and Model X. The Gigafactory is currently expected to attain full production capacity in 2020, which is anticipated to be sufficient for the production of approximately 500,000 vehicles annually as well as for the production of our stationary storage applications. By the time the Gigafactory reaches full, annualized production in 2020, we expect battery pack production capacity to reach 50 GWh. Of this, we expect to build 35 GWh of cell production capacity at the Gigafactory and purchase 15 GWh of cells from other manufacturers, potentially including Panasonic.

We believe that the Gigafactory will allow us to achieve a major reduction in the cost of our battery packs of greater than 30% on a per kWh basis by the end of the first year of volume production of Model 3. The total capital expenditures associated with the Gigafactory through 2020 are expected to be $4-$5 billion, of which approximately $2 billion is expected to come from Tesla. Panasonic has agreed to partner with us on the Gigafactory with investments in production equipment that it will use to manufacture and supply us with battery cells. We have agreed to prepare and provide the land, buildings and utilities, invest in production equipment for battery module and pack production and be responsible for the overall management.  We expect to announce other partners as construction progresses.

Supply Chain

Model S uses over 3,000 purchased parts which we source globally from over 350 suppliers, the majority of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of cells and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. In addition, while several sources of the battery cell we have selected for our battery packs are available, we have currently fully qualified only one cell. We expect to fully qualify additional cells from other manufacturers in 2015.

We use various raw materials in our business including aluminum, steel, cobalt, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials. We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements. There are always risks and uncertainties, however, with respect to the supply of raw materials that could impact their availability in sufficient quantities or reasonable prices to meet our needs.

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

Customers and Selected Relationships

We currently sell our cars primarily to individual customers. We have strategic or commercial relationships with Panasonic, Daimler, and Toyota.

Panasonic

Panasonic supplies us with battery cells for our battery packs and has partnered with us on the construction of the Gigafactory. In January 2010, we announced that we were collaborating with Panasonic on the development of next-generation electric vehicle cells based on the 18650 form factor and nickel-based lithium ion chemistry. In October 2011, we finalized a supply agreement for these battery cells. In October 2013, we entered into an amendment to the supply agreement to, among other things, provide for the long-term preferential prices and a minimum of 1.8 billion lithium-ion battery cells that we intend to purchase from Panasonic from 2014 through 2017.   In July 2014, Panasonic agreed to partner with us on the Gigafactory.

Daimler AG

Beginning in 2008, we commenced efforts on a powertrain development arrangement with Daimler. Since that time, we have developed and produced powertrain components for Daimler for the Smart fortwo electric drive program, the A-Class electric vehicle program and the B-Class electric vehicle program. We started to supply production parts for the B-Class electric vehicle program in 2014 and expect to continue to supply parts under this program for the next few years.

Toyota Motor Corporation

In May 2010, we and Toyota announced our intention to cooperate on the development of electric vehicles, and for us to receive Toyota’s support with sourcing parts and production and engineering expertise for Model S. Since that time, we have developed and produced a validated powertrain system, including a battery, power electronics module, motor, gearbox and associated software, which was integrated into an electric vehicle version of the Toyota RAV4. We began delivery of these systems to Toyota for installation into the Toyota RAV4 EV in the first half of 2012. During the third quarter of 2014, we completed the RAV4 EV program.

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

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

In December 2009, we finalized an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA) that resulted in an exemption from California state sales and use taxes for the purchase of $320 million of manufacturing equipment. As the equipment purchased would otherwise have been subject to California state sales and use tax, we believe this incentive resulted in tax savings by us of approximately $31 million over the period starting in December 2009 and ending in December 2013. The equipment purchases were used for three purposes: (i) to establish our production facility for Model S in California, (ii) to upgrade our Palo Alto powertrain production facility, and (iii) to expand our Tesla Roadster assembly operations at our Menlo Park facility. We exhausted all funds from the December 2009 approved exemption from California state sales and use taxes for $320 million of manufacturing equipment in December 2013.

In January 2012, we finalized an additional agreement with CAEATFA for an exclusion from California state sales and use taxes for the purchase of up to $292 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales or use tax, we believe this incentive would result in tax savings by us of up to approximately $24 million over the period starting in December 2011 and ending in December 2015. The equipment purchased under this exclusion may only be used for two purposes: (i) to develop Model X and its production capacity in California and (ii) to further upgrade our powertrain production facilities in California. We have not yet exhausted the $292 million in funds approved by CAEATFA in 2012.

In December 2013, we finalized a third agreement with CAEATFA that will result in an exclusion from California state sales and use taxes for an additional $415 million of manufacturing equipment. To the extent all of this equipment is purchased and would otherwise be subject to California state sales or use tax, we believe this 2013 incentive would result in tax savings by us of up to approximately $35 million over the period starting in December 2013 and ending in December 2016. The equipment purchased under this exclusion may only be used for three purposes: (i) to expand Model S manufacturing capacity in California; (ii) to expand electric vehicle powertrain production in California; and (iii) future Model S electric vehicle development.

Regulatory Credits

In connection with the production, delivery, and placement into service of our zero emission vehicles in global markets, we have earned and will continue to earn various tradable regulatory credits that can be sold to other manufacturers.

Under California’s Zero-Emission Vehicle Regulations and those of states that have adopted the California standards, vehicle manufacturers are required to ensure that a portion of the vehicles delivered for sale in those states during each model year are zero-emission vehicles and partial zero-emission vehicles. Currently, the states of Arizona, California, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island and Vermont have such laws in effect. These laws provide that a manufacturer may earn credits, referred to as ZEV credits, if they produce more zero-emission vehicles than the minimum quantity required by those laws. Those manufacturers with a surplus of credits may sell the excess credits to other manufacturers who can then apply such credits to comply with the regulatory requirements, including making up for deficits. As a manufacturer solely of zero-emission vehicles, we have no minimum requirement, and therefore earn ZEV credits on each vehicle delivered and placed into service in such states. We have entered into agreements with other automobile manufacturers to sell the ZEV credits that we earn. Recently, California passed amendments to the ZEV mandate that would require, starting in 2018, all large-volume manufacturers (those manufacturers selling 20,000 or more vehicles in California in 2018) to increase the number of zero emission vehicles sold, such that 15.4% of each manufacturers’ fleet must be made of zero emission vehicles by 2025. All states that have adopted the California program will amend their programs to conform to the new California standards.

Additionally, under the Environmental Protection Agency’s (EPA) national greenhouse gas (GHG) emission standards and similar standards adopted by the Canadian government, car and truck manufacturers are required to meet fleet-wide average carbon dioxide emissions standards. Manufacturers who fail to meet such standards have a deficit in their emission profile.  Manufacturers whose fleet wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers, who can use the credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn the full amount of GHG credits established by the standards on each vehicle sold. We have contracted with another automobile manufacturer to sell all earned credits.

Under the National Highway Traffic Safety Administration’s (NHTSA) Corporate Average Fuel Economy (CAFE) standards, car and truck manufacturers are required to meet fleet-wide average fuel economy standards. Manufacturers that fail to meet such standards have a deficit in their fuel economy profile.  Manufacturers whose fleet-wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers, who can use such credits to comply with these regulatory requirements. We have entered into agreements to sell the credits that we earn.

Regulation—Vehicle Safety and Testing

Our vehicles are subject to, and comply with or are otherwise exempt from, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (FMVSS). The Model S fully complies with all FMVSSs without the need for any exemptions.  The Roadster complies with or is exempt from all FMVSS.

As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the United States. Numerous FMVSS apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements, and electric vehicle requirements. We are also required to comply with other federal laws administered by NHTSA, including the CAFE standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, the Act allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.

Our vehicles sold in outside of the U.S. are subject to foreign safety testing regulations. Many of those regulations are different from the federal motor vehicle safety standards applicable in the United States and may require redesign and/or retesting.

Regulation—EPA Emissions & Certificate of Conformity

The Clean Air Act requires that we obtain both an EPA-issued Certificate of Conformity and a California Air Resources Board (CARB)-issued Executive Order with respect to emissions for our vehicles. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and both the Certificate of Conformity and the Executive Order are required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles.

Regulation—Battery Safety and Testing

Our battery pack conforms to mandatory regulations that govern transport of “dangerous goods”, defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, issued by the Pipeline and Hazardous Materials Safety Administration (PHMSA), are based on the United Nations (UN) Recommendations and Model Regulations on the Transport of Dangerous Goods, as well as related UN Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck, or air. We have completed the applicable transportation tests for our prototype and production battery packs, demonstrating our compliance with the UN Manual of Tests and Criteria. We also subject our battery packs to the appropriate tests specified in the Society of Automotive Engineers (SAE) J2464 and J2929 standards, which incorporate tests such as immersion, humidity, and exposure to fire.

We use lithium metal oxide cells in our high voltage battery packs. The cells do not contain any lead, mercury, cadmium, other hazardous materials, heavy metals, or toxic materials. Our battery packs include certain packaging materials that contain trace amounts of hazardous chemicals whose use, storage, and disposal is regulated under federal law. We currently have an agreement with a third party battery recycling company to recycle our battery packs. If a customer wishes to dispose of a battery pack from one of our vehicles, we anticipate accepting the depleted battery from the customer without any additional charge.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, and sale of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. As we open additional Tesla stores and service centers, we secure dealer licenses (or their equivalent) and engage in sales activities to sell our vehicles directly to consumers. A few states, such as Texas and Michigan, do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we must generally conduct the sale out of the state via the internet, phone or mail. In such states, we have opened “galleries” that serve an educational purpose and are not retail locations.

As we expand our retail footprint in the United States, some automobile dealer trade associations have both challenged the legality of our operations in court and used administrative and legislative processes to attempt to prohibit or limit our ability to operate existing stores or expand to new locations. Although we have thus far prevailed in every lawsuit brought by dealer associations, we expect that the dealer associations will continue to mount challenges to our business model. In addition, we expect the dealer associations to actively lobbying state Governors and legislators to interpret existing laws or enact new laws in ways not favorable to Tesla’s ownership and operation of its own retail and service locations.

While we have analyzed the principal laws in the US, EU, China, Japan, UK, and Australia relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles. Accordingly, there may be laws in certain jurisdictions that may restrict our sales and service operations.

Competition

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future as we introduce additional, lower priced vehicles such as our Model 3. We believe the impact of new regulatory requirements for occupant safety and vehicle emissions, technological advances in powertrain and consumer electronics components, and shifting customer needs and expectations are causing the industry to evolve in the direction of electric-based vehicles. We believe the primary competitive factors in our markets include but are not limited to:

●	technological innovation;
●	product quality and safety;
●	service options;
●	product performance;
●	design and styling;
●	brand perception;
●	product price; and
●	manufacturing efficiency.

We believe that our vehicles compete in the market both based on their traditional segment classification as well as based on their propulsion technology. For example, Model S competes primarily in the extremely competitive premium sedan market with internal combustion vehicles from more established automobile manufacturers, including Audi, BMW, Lexus and Mercedes. Our vehicles also compete with vehicles propelled by alternative fuels, principally electricity.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. BMW, Daimler, Nissan, Fiat, Ford and Mitsubishi, among others, have electric vehicles available today. Moreover, Porsche, Lexus, Audi, Volkswagen and Volvo are also developing electric vehicles. Electric vehicles have also already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.  In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles.

Most of our current and potential competitors have significantly greater resources than we do, may be able to devote greater resources to the manufacture, sale and support of their products, and have other advantages. We believe our exclusive focus on electric vehicles and electric vehicle components, as well as our history of vehicle development and production, however, are the basis on which we can compete in the global automotive market in spite of the challenges posed by our competition.

Intellectual Property

As part of our business, we seek to protect our intellectual property rights in various ways, including through trademarks, copyrights, trade secrets, including know-how, patents, patent applications, employee and third party nondisclosure agreements, intellectual property licenses and other contractual rights. Additionally, consistent with our mission to accelerate the advent of sustainable transport, we announced a patent policy in which we irrevocably pledged that we will not initiate a lawsuit against any party for infringing our patents through activity relating to electric vehicles or related equipment for so long as such party is acting in good faith.  We made this pledge in order to encourage the advancement of a common, rapidly-evolving platform for electric vehicles, thereby benefiting ourselves, other companies making electric vehicles, and the world.

Segment Information

We have determined that we operate as one reportable segment, which is the design, development, manufacturing and sales of electric vehicles and electric powertrain components. For information regarding financial data by geographic areas, see Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

Employees

As of December 31, 2014, we had 10,161 full-time employees. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Risks Related to Our Business and Industry

We may experience significant delays or other complications in the design, manufacture, launch and production ramp of Model X, as well as future vehicles such as Model 3, which could harm our brand, business, prospects, financial condition and operating results.

We may experience significant delays or other complications in bringing new vehicles to market. For example, while we expect Model X deliveries to start in the third quarter of 2015, refinements resulting from ongoing development and extensive testing of this vehicle could result in delays in its introduction.  Complications could also arise from other factors, including the expansion of our production capacity required to bring Model X to market, finalization of it supply chain, and completion of regulatory approvals.  Ahead of the Model X launch, we plan to expand capacity in several areas for our current and future vehicles, including installing a state of the art, highly automated casting and machining operation for various aluminum components for our vehicles, increasing production on our new drive unit line, installing a new robotic body assembly shop for Model X production and commissioning a new paint facility.  Our suppliers may not be able to provide components in a timely manner, at an acceptable price or in the necessary quantities. Finally, we will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles.

We, as well as other automobile manufacturers, have experienced delays or other complications in connection with new vehicle models. In 2012, we experienced delays in the production ramp of Model S and in 2014, we delayed the start of production ramp of All-Wheel Drive Dual Motor Model S.  Any significant delay or other complication in the development, manufacture, launch and production ramp of Model X or our future vehicles, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

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

Moreover, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including the Model X crossover, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X. Work continues on the finalization of Model X with Beta Model X vehicles undergoing extensive testing. To the extent that we are not able to build Model X in accordance with the expectations created by the early prototype and our announced specifications and schedule, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us.

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

Since we began manufacturing and delivering Model S in 2012, we have significantly increased production and deliveries, and our plans call for an even greater increase in production and deliveries going forward. As part of this effort, we recently completed a new final assembly line and added more automation to our body shop at the Fremont factory, are installing a highly automated casting and machining operation for various aluminum components and are finishing the construction of a new high volume paint shop. Our ability to further ramp-up high volume Model S production, including for the All-Wheel Drive Dual Motor Model S, which we recently began producing for the first time, will depend upon a number of factors, including our ability to use these new manufacturing processes as planned while maintaining our desired quality levels, our suppliers’ ability to deliver quality parts to us in a timely manner, and efficiently making design changes to ensure consistently high quality. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in increasing our production level of Model S in line with our plans could materially damage our brand, business, prospects, financial condition and operating results.

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

Concurrent with the significant increase in our planned production levels, we will also need to continue to significantly increase our deliveries of Model S vehicles. We have limited experience in delivering a high volume of Model S vehicles, and, in particular, to locations outside of the United States. We may face difficulties meeting our delivery and growth plans in Asia and the right hand drive markets we have entered, which may impact our ability to achieve our worldwide delivery goals. If we are unable to ramp up to meet our delivery goals globally to match our production rate of Model S, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

Our ability to grow volume production and deliveries for Model S is subject to certain risks and uncertainties, including:

●

that our suppliers will be able and willing to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce Model S in volume and reach our financial targets;

●

that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of Model S in a timely manner that meets our production plan and allows for high quality vehicles;

●	that we will be able to fully ramp production of All-Wheel Drive Dual Motor Model S to keep up with demand;
●	that we will be able to ramp sales of Model S throughout Asia, pursuant to our current timeline;
●	that we will be able to adequately respond in a timely manner to any problems that may arise with our vehicles;
●	that we will be able to schedule and complete deliveries at our planned higher volume production levels;
●

that the equipment or tooling which we have purchased or which we select, including those that are part of our higher capacity production line that recently became operational, will be able to accurately manufacture the vehicle within specified design tolerances, and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

●	that we will be able to comply with environmental, workplace safety, customs and similar regulations required to operate our manufacturing facilities;
●	that we will be able to maintain and improve quality controls as we transition to a higher level of in-house manufacturing process; and
●	that the information technology systems that we are currently expanding and improving upon will be effective to manage higher volume production.

Finally, detailed long-term testing of quality, reliability and durability of Model S is ongoing and any negative results from such testing could cause production or delivery delays, cost increases, or lower quality of our Model S vehicles.

Problems or delays in bringing the Gigafactory online and operating it in line with our expectations could negatively affect us.

To lower the cost of cell production and produce cells in volume to allow us to grow quickly, we intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles at our new Gigafactory. Our Gigafactory plan, however, is at an early stage. While we recently entered into various formal agreements with Panasonic on the Gigafactory, we have very little experience in building a factory of the size and scope planned for the Gigafactory, and no experience directly in the production of lithium-ion cells. In addition, to date we have not finalized agreements with additional Gigafactory partners that will be co-located at the Gigafactory. Also, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate. If we are unable to build the Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells at reasonable prices, then our ability to supply battery packs to our vehicles, including Model 3, according to our schedule and/or at a price that allows us to sell them profitably and in the quantities we estimate could be constrained. Any such problems or delays with Gigafactory could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

We have experienced product recalls, including in May 2009, October 2010, and June 2013, all of which were unrelated to our electric powertrain. In May 2009, we initiated a product recall after we determined that a condition caused by insufficient torqueing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider, which is the partially assembled Tesla Roadster that does not contain our electric powertrain. In October 2010, we initiated a product recall for some of our Tesla Roadsters after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than a thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in the collapse of the rear seat back during a crash. Although the cost of this recall was not material, and limited to a small number of total Model S’s produced, we may experience additional recalls in the future, which could adversely affect our brand in our target markets, as well as our business, prospects and results of operations.

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

Model S contains numerous purchased parts which we source globally from over 300 direct suppliers, the majority of whom are currently single source suppliers for these components. We expect that Model X will be sourced in an approximately similar manner. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, the majority of the components used in our vehicles are purchased by us from single sources. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we do not maintain long-term agreements with a number of our suppliers.

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

This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for our vehicles, as well as for our powertrain component sales activities. For example, earthquakes similar to the one that occurred in Japan in March 2011 or labor issues such as work stoppages or strikes at the ports on the west coast could negatively impact our supply chain. We have in the past experienced source disruptions in our supply chains, including those relating to our slower-than-anticipated ramp in our Model S production goals for 2012. We may experience additional delays in the future with respect to Model S, Model X and any other future vehicle we may produce.

In addition, because we have written agreements in place with the majority, but not all, of our suppliers, this may create uncertainty regarding a supplier’s obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significantly increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially and adversely affect our financial condition and operating results.

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them cheaper to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer. Additionally, cost reduction efforts may interrupt or harm our normal production processes, thereby harming vehicle quality or reducing Model S production output.

Furthermore, a failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our performance electric vehicles could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles in North America, Europe and Asia does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

●

perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, such as those related to the Chevrolet Volt battery pack fires or incidents involving Model S;

●	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;
●	negative perceptions of electric vehicles, such as that they are more expensive than non-electric vehicles and are only affordable with government subsidies;
●	the limited range over which electric vehicles may be driven on a single battery charge and the effects of weather on this range;
●	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
●	varied calculations for driving ranges achievable by EVs, which is inherently difficult given numerous factors affecting battery range;
●	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;
●	concerns by potential customers that if their battery pack is not charged properly, it may become unusable and may need to be replaced;
●	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;
●	improvements in the fuel economy of the internal combustion engine;
●	the availability of service for electric vehicles;
●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;
●	the environmental consciousness of consumers;
●	volatility in the cost of oil and gasoline;
●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy as well as tax and other governmental incentives to purchase and operate electric vehicles;
●	access to charging facilities, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle; and
●	perceptions about and the actual cost of alternative fuel.

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

Additionally, we will become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, our electric vehicles make less noise than internal combustion vehicles. Due to concerns about quiet vehicles and vision impaired pedestrians, in January 2011, Congress passed and the President signed the Pedestrian Safety Enhancement Act of 2010. The new law requires NHTSA to establish minimum sounds for electric vehicles and hybrid electric vehicles when travelling at low speeds. NHTSA issued a notice of proposed rulemaking in 2013 and plans to finalize a rule as soon as sometime in 2015 with a potential effective date for implementation as early as 2018. This will begin a three year phase-in schedule for establishing these minimum sounds in all electric and hybrid electric vehicles. Adding this artificial noise may cause current or potential customers not to purchase our electric vehicles, which would materially and adversely affect our business, operating results, financial condition and prospects.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly in North America as well as in Europe and Asia. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this global expansion include:

●	finding and training new personnel, especially in new markets such as Europe and Asia;
●	controlling expenses and investments in anticipation of expanded operations;
●	establishing or expanding sales, service and Supercharger facilities in a timely manner;
●	adapting our products to meet local requirements in countries around the world; and
●	implementing and enhancing manufacturing, logistics and administrative infrastructure, systems and processes.

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

We occasionally provide guidance regarding our expected financial and business performance, such as projections regarding the number of vehicles we hope to sell, produce or deliver in future periods and anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our guidance is based in part on assumptions which include, but are not limited to, assumptions regarding:

●	our ability to achieve anticipated production and sales volumes and projected average sales prices for Model S and Model X in North America, Europe and Asia;
●	supplier and commodity-related costs; and
●	planned cost reductions.

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

We have had net losses on a GAAP basis in each quarter since our inception, except for the first quarter of 2013. Even if we are able to continue to increase Model S production and sales and begin to produce and sell Model X and future vehicles, there can be no assurance that we will be profitable. In order to achieve profitability as well as long-term commercial success, we must continue to achieve our planned cost reductions, control our operational costs while producing quality vehicles, increase our production rate, maintain strong demand in North America, and grow demand abroad in Europe and Asia. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

Foreign currency movements relative to the U.S. dollar could harm our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased Model S deliveries in markets outside of the United States, we have much higher revenues than costs denominated in other currencies such as the euro, Norwegian kroner, and Chinese yuan.  The recent strengthening of the U.S. dollar therefore has reduced, and any further strengthening of the U.S. dollar would tend to further reduce, our revenues as measured in U.S. dollars. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected.

The introduction of our resale value guarantee and leasing programs may result in lower revenues and profits and exposes us to resale risk to the extent many customers elect to return their vehicles to us and the residual values are lower than our estimates.

In 2013 we began offering a resale value guarantee to all customers who purchased a Model S in the United States and Canada and financed their vehicle through one of our specified commercial banking partners. In April and October of 2014, we started offering leasing to business customers and individual customers, respectively, including through Tesla Finance, our captive finance company. Both the resale value guarantee program and leasing offered through Tesla Finance generate lower revenues in the period the car is delivered as compared to cash purchases and both expose us to the risk that any vehicles repurchased or returned to us under the programs may be resold by us for prices less than we estimate.

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

Under the leasing program offered through Tesla Finance, we lease vehicles directly to customers. Customers have the option of purchasing their vehicles at the stated value in the leasing contract or returning their vehicles to us. We apply lease accounting to such purchases. Unlike the resale value guarantee program, we may receive only a very small portion of the price of the vehicle from our customers at the time of purchase, and instead will receive a stream of lease payments. To the extent we expand this program and are unable to secure appropriate financing, our cash flow and liquidity, as well as our near term GAAP revenues and operating results, could be negatively impacted. Furthermore, we are exposed to credit risk that customers may not pay their lease payments on time and according to the terms of our leasing contracts.

Under both programs, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates, which could impact our future cash flows and/or profitability. Currently, there is only a very limited secondary market for our electric vehicles on which to base our estimates, and such a secondary market may not develop in the future. Our residual value and return volume estimates could prove to be incorrect, either of which could harm our financial condition and operating results.

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

●

the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;
●	an increase in the cost of raw materials, such as nickel used in lithium-ion cells, or aluminum used in the body of Model S; and
●	fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases are currently denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only one supplier for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendors could disrupt production of our vehicles and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. Any attempts to increase vehicle prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of vehicle orders and reservations and could materially and adversely affect our brand, image, business, prospects and operating results.

Our success could be harmed by negative publicity regarding our company or our products, particularly Model S.

Occasionally, third parties evaluate or publish stories regarding our vehicles. For example, in 2013 the New York Times published a negative review of the Model S and our Supercharger network on a route from Washington, D.C. to Boston. The story created a negative public perception about Model S, its capabilities and the Supercharger network. To the extent that negative comments about us or our products are believed by the public, this may cause current or potential customers not to purchase our electric vehicles, including Model S and Model X, which can materially and adversely affect our business, operating results, financial conditions and prospects.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid from company funds, not by insurance. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under such a policy.

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

We may not be able to successfully develop new electric vehicles, address new market segments or develop a significantly broader customer base. In 2012, we publicly revealed an early prototype of the Model X crossover as the first vehicle we intend to develop by leveraging the Model S platform and are currently testing our Beta Model X vehicles. We have also announced our intent to develop Model 3 based on a smaller platform than the Model S which we expect to produce at the Tesla Factory after the introduction of Model X. Model 3 is currently planned to be a lower cost, smaller sedan designed for the mass market. Therefore, we intend to manufacture Model 3 in significantly higher volumes than Model S and there can be no assurance we can successfully scale our business accordingly. In addition, we have not yet finalized the design, engineering or component sourcing plans for Model 3 and there are no assurances that we will be able to bring this vehicle to market at the price point and in the volume that we currently intend, if at all. The market for vehicles in the price range we expect for Model 3 is much more competitive than for Model S and Model X, and therefore margins are likely to be lower compared to Model S and Model X margins. Our efforts to manufacture and sell a sufficiently profitable Model 3 may not be as successful, and therefore our business, prospects and operating results may suffer. Our failure to address additional market opportunities would harm our business, prospects, financial condition and operating results.

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

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. BMW, Daimler, Nissan, Fiat, Ford and Mitsubishi, among others, have electric vehicles available today. Moreover, Porsche, Lexus, Audi, Volkswagen and Volvo are also developing electric vehicles. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery pack.

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

Demand in the automobile industry is volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods.   Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we currently or will sell our electric vehicles, such as Europe and Asia, will impact our business, prospects and operating results as well. Demand for our electric vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

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

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

●	our limited operating history;
●	unfamiliarity with or uncertainty about Model X and future Tesla vehicles;
●	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;
●	the perceived prospect that we will need ongoing infusions of external capital to fund our planned operations;
●	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and
●

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

If we are unable to successfully address the service requirements of our existing and future customers and meet customer expectations regarding service, our business and prospects will be materially and adversely affected. We have limited experience servicing our vehicles, especially in Europe and Asia. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to satisfactorily service our customers and the various service related issues that they are facing and may face in the future, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired.

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

We face various risks associated with our international operations and expansion. We currently have international operations and subsidiaries in various countries and jurisdictions in Europe and Asia that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we will continue to expand our sales, maintenance, repair and Supercharger services internationally, particularly in China. However, we have limited experience to date selling and servicing our vehicles internationally, as well as limited experience installing and operating Superchargers internationally, and international expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

●	conforming our vehicles to various international regulatory and safety requirements where our vehicles are sold, or homologation;
●	difficulty in establishing, staffing and managing foreign operations;
●	difficulties attracting customers in new jurisdictions;
●

foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

●	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

●

our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan and European countries, which increases the risk of unauthorized, and uncompensated, use of our technology;

●	United States and foreign government trade restrictions, customs regulations, tariffs and price or exchange controls;
●	foreign labor laws, regulations and restrictions;
●	preferences of foreign nations for domestically produced vehicles;
●	changes in diplomatic and trade relationships;
●	political instability, natural disasters, war or events of terrorism; and
●	the strength of international economies.

Additionally, as we have expanded into new international markets, we have faced challenges with ensuring that our charging equipment works successfully with the charging infrastructure in such markets. For example, we have encountered such challenges in Norway and China.  If customers experience problems with the way our charging equipment works with the local charging infrastructure, or we are unable to adapt our equipment to resolve such problems, then the viability and acceptance of our vehicles in such markets could be materially and adversely affected.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our electric vehicles.

Significant developments in alternative technologies, such as advanced diesel, ethanol, hydrogen, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives in the U.S. and abroad could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction or elimination of government and economic incentives due to policy changes the reduced need for such incentives as the customer base of our electric vehicles expands, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. Such reduction or elimination of incentives could materially and adversely affect our growth as well because our business, prospects, financial condition and operating results, as our growth depends, in part, on the availability and amounts of government incentives. For example, we currently benefit from certain exemptions in the United States, such as the California state sales and use taxes. Similarly, government programs in Europe favor the purchase of electric vehicles, including through disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. If such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, sales of all electric vehicles, including our Model S, could be adversely affected. In addition, customers in certain markets may delay taking delivery of their Tesla vehicles if they believe that certain electric vehicle incentives will be available at a later date, which may negatively affect our ability to achieve our planned delivery targets.

Our strategic relationships with third parties, such as Panasonic, are subject to various risks which could adversely affect our business and future prospects.

Our strategic relationships third parties, such as Panasonic which supplies us with battery cells for use in Model S and Model X and is our partner in the Gigafactory, pose various risks to us, including potential loss of access to important technology and vehicle parts, potential loss of business and adverse publicity. In addition, these third parties may not perform as expected under our agreements with them, such as with respect to vehicle parts quality of timeliness, and we may have disagreements or disputes with these third parties. The occurrence of any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

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

As an automobile manufacturer, we are subject to national, state, provincial and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials, both in the United States and abroad. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by new, or future amendments to, such laws that may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and associated fines and penalties. Capital and operating expenses needed to comply with environmental, health and safety laws and regulations can be significant, and violations of those laws may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations. These expenses could have a material adverse effect on our financial condition or operating results.

Contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The government can impose liability on us under CERCLA for the full amount of remediation-related costs of a contaminated site without regard to fault.  Such costs can include those associated with the investigation and cleanup of contaminated soil, ground water and buildings as well as to reverse impacts to human health and damages to natural resources.

We may also face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and negatively impact our ability to operate these facilities, which would adversely impact our business prospects and operating results. As the owner of the Tesla Factory and surrounding land, we may be responsible under federal and state laws and regulations for the entire investigation and remediation of any environmental contamination at the Tesla Factory, whether it occurred before or after the date we purchased the property. When Tesla purchased the property, the previous owner and operator of the Tesla Factory, New United Motor Manufacturing, Inc. (NUMMI), identified environmental conditions at the Tesla Factory that could adversely affect soil and groundwater, and agreed to remediate these conditions. Although NUMMI stated that it fully documented and managed all environmental issues at the Tesla Factory, we cannot determine with certainty the truth of this statement, nor the total costs to remediate any pre-existing contamination that may eventually be found.  We have reached an agreement with NUMMI under which, over a ten year period, we will pay the first $15.0 million of any costs of any governmentally-required remediation activities for contamination that existed prior to the closing of the purchase for any known or unknown environmental conditions (Remediation Activities), and NUMMI has agreed to pay the next $15.0 million for such Remediation Activities. Our agreement provides, in part, that NUMMI will pay up to the first $15.0 million on our behalf if such expenses are incurred in the first four years of our agreement, subject to our reimbursement of such costs on the fourth anniversary date of the closing.

On either the ten-year anniversary of the closing or whenever $30.0 million has been spent on Remediation Activities, whichever comes first, NUMMI’s liability to us with respect to Remediation Activities ceases, and we are responsible for any and all environmental conditions at the Fremont site. At that point in time, we have agreed to indemnify, defend, and hold harmless NUMMI from all liability, including attorney fees, or any costs or penalties it may incur arising out of or in connection with any claim relating to environmental conditions and we have released NUMMI for any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement.

There are no assurances that NUMMI will perform its obligations under our agreement and NUMMI’s failure to perform would require us to undertake these obligations at a potentially significant cost.  Such performance may also adversely affect the production capacity of, and our ability to operate, the Tesla Factory. Any Remediation Activities or other environmental conditions at the Fremont site could harm our operations and the future use and value of the Fremont site and could delay our production plans for Model S.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our automobile production facility in Fremont, California was purchased from NUMMI. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We also own and operate another component manufacturing facility in Lathrop, California.  Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our performance electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Consequently, the unionization of our labor force could negatively impact the company’s health.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

The production and sale of motor vehicles, in general and specifically related to electric vehicles, are subject to substantial regulation under international, federal, state, and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations.

Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations. In the United States, the following are examples of regulatory and statutory issues facing us:

●	the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities could increase the cost of electricity;
●	increasingly stringent Clean Air Act emission regulations affecting power plants used to generate electricity could increase the cost of electricity;
●

changes to the regulations governing the assembly and transportation of lithium-ion battery packs, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) could increase the cost of lithium-ion battery packs or restrict their transport;

●

the amendment or rescission of the federal law and regulations mandating increased fuel economy in the United States, referred to as the Corporate Average Fuel Economy (CAFE) standards, could reduce new business opportunities for our powertrain sales and development activities;

●

the amendment or rescission of federal greenhouse gas tailpipe emission regulations administered by EPA under the authority of the Clean Air Act could reduce new business opportunities for our powertrain sales and development activities;

●

the amendment or rescission of California’s zero emission vehicle  (ZEV) regulations administered by the California Air Resources Board under the California Health & Safety Code could reduce new business opportunities for our powertrain sales and development activities, as well as our ability to monetize ZEV credits not only in California, but also in the eleven additional states that have adopted the California program;

●

increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles;

●

changes to the vehicle-specific Federal Motor Vehicle Safety Standards, which govern how all motor vehicles are made within the United States, could result in costly changes to how current vehicles are produced; and

●

changes to regulations governing the export of our products could increase our delivery costs to outside the United States or force us to charge consumers in such jurisdictions a higher price for our vehicles.

In addition, as the automotive industry moves towards greater use of electronics in vehicle systems, NHTSA and other regulatory bodies may regulate these electronic systems more stringently, particularly as concerns about distracted driving increase. Such concerns could affect use of electronic systems in Model S, such as the 17 inch display screen, which could reduce the appeal of Model S or require adjustments to the display screen’s functionality.

As we are currently delivering vehicles in Europe and Asia, we are subject to laws and regulations applicable to the import, sale and service of automobiles in those regions. For example, we are required to meet vehicle-specific safety standards that are often materially different from U.S. requirements, thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance. Unlike in the U.S. where we self-certify our vehicles’ compliance with standards, we must obtain advanced approval from regulatory agencies regarding the proper certification or homologation of our vehicles to enter into these markets. This process necessitates that foreign regulatory officials review and certify our vehicles prior to market entry. In addition, we must comply with regulations applicable to vehicles after they enter the market, including foreign reporting requirements and recall management systems.

To the extent U.S. or international laws change, some or all of our vehicles may not comply with any new applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

We retain certain personal information about our customers and may be subject to various privacy and consumer protection laws.

Our collection, use, retention, security and transfer of personal information of our customers is subject to federal, state, and international laws. These laws continue to be enacted and may be inconsistent from jurisdiction to jurisdiction. Complying with changing international laws may cause us to incur substantial costs, expose us to legal liability or require us to change our business practices. Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009, October 2010 and June 2013, none of which was related to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torqueing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than one thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in collapse of the rear seat back during a crash. Finally, in January 2014, we implemented a firmware update to address issues with certain Universal Mobile Connector NEMA 14-50 adapters, which are part of the charging units and are not part of the vehicles themselves, potentially overheating during charging. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles, including Model S, or our electric powertrain components prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

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

Additionally, sales of new cars in the automobile industry typically decline over the winter season and are generally higher during the spring and summer months. We anticipate that our sales of Model S and future models may have similar seasonality, but our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

Unauthorized control or manipulation of our vehicles’ systems may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our vehicles and harm our business.

There have been reports of vehicles of other automobile manufacturers being “hacked” to grant access and operation of the vehicles to unauthorized persons and would-be thieves. Our vehicles, and in particular Model S, are technologically advanced machines requiring the interoperation of numerous complex and evolving hardware and software systems. Subject to our customers’ ability to opt out pursuant to our privacy policy, Model S is designed with built-in data connectivity to accept and install periodic remote updates from us to improve or update the functionality of these systems. Although we have designed, implemented and tested security measures to prevent unauthorized access to our vehicles and their systems, our information technology networks and communications with our vehicles may be vulnerable to interception, manipulation, damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors by personnel who have access to our networks and systems. Any such attacks or breaches could result in unexpected control of or changes to our vehicles’ functionality, user interface and performance characteristics. Hackers may also use similar means to gain access to data stored in or generated by the vehicle, such as its current geographical position, previous and stored destination address history and web browser “favorites.” Any such unauthorized control of vehicles or access to or loss of information could result in legal claims or proceedings and negative publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

The range and power of our electric vehicles on a single charge declines over time, and this may negatively influence potential customers’ decisions whether to purchase our vehicles.

The range and power of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. How a customer uses their Tesla vehicle, the frequency of recharging the battery pack at a low state of charge and the means of charging can result in additional deterioration of the battery pack’s ability to hold a charge over the long term. For example, we currently expect that our battery pack for the Tesla Roadster will retain approximately 70% of its ability to hold its initial charge after approximately 100,000 miles or seven years, which will result in a decrease to the vehicle’s initial range and power. Preliminary internal testing and customer results of Model S to date suggest that deterioration of the Model S battery pack to be less than the Roadster, however, such battery pack deterioration and the related decrease in range and power over time as well as any perceived deterioration or fluctuation in range may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, vehicle dealer associations in New York, Ohio and Massachusetts have filed lawsuits to revoke dealer licenses issued to us. These lawsuits have been dismissed, and in one recent court decision, the Supreme Court of Massachusetts held that state franchise laws like the one in Massachusetts do not restrict a manufacturer, like Tesla, that does not use franchised dealers from selling its vehicles directly to consumers. Such results have reinforced our continuing belief that state laws were not designed to prevent our distribution model. Similar lawsuits have been filed in Georgia and Missouri. Possible additional challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. Such events recently occurred in New Jersey, where the Motor Vehicle Commission, at the behest of the local automobile dealer lobby, passed a new regulation which purported to invalidate our sales licenses in the state, and in Michigan, where the state’s automobile dealer association managed to add language into an unrelated bill that had the effect of impairing our right to sell vehicles through Tesla stores in Michigan. We have brought a lawsuit in New Jersey to invalidate that regulation, which we believe to be unlawful, and we are evaluating legislative and litigation solutions to remedy the situation in Michigan. Other states, such as New York, Ohio and Pennsylvania, have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling, incorporating or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;
●	pay substantial damages;
●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;
●	redesign our vehicles or other goods or services; or
●	establish and maintain alternative branding for our products and services.

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

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

The status of patents involves complex legal and factual questions and the breadth and effectiveness of patented claims is uncertain. We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford sufficient protection against someone creating a knockoff of our products, or as a defense against a competitor who claims that we are infringing its patents. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will result in issued patents in those foreign jurisdictions. In addition, others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

We incurred $660.0 million, $920.0 million and $1.38 billion, respectively, in aggregate principal amount of senior indebtedness when we issued pursuant to registered public offerings 1.50% convertible senior notes due 2018 (2018 Notes) in 2013, and 0.25% convertible senior notes due 2019 (2019 Notes) and 1.25% convertible senior notes due 2021 (2021 Notes) in 2014. Our ability to make scheduled payments of the principal when due, to make quarterly interest payments or to make payments upon conversion or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter), commencing with the fourth quarter of 2013 in the case of the 2018 Notes and the third quarter of 2014 in the case of the 2019 Notes and the 2021 Notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each applicable trading day. As a result of this conversion feature, the 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014.  Neither this nor any other conversion feature has been met with respect to the 2019 Notes and 2021 Notes, and consequently the 2019 Notes and 2021 have not been convertible at their holders’ option Upon conversion of the Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and, if applicable, shares of our common stock, in respect of such Notes. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

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

As described in the Risk Factor “Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” Notes have been historically, and may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances.  Even if holders do not elect to convert their Notes, the Notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such Notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2014, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 28.0% of our outstanding shares of common stock. In particular, Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, beneficially owned approximately 26.7% of our outstanding shares of common stock as of December 31, 2014. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The trading price of our common stock is likely to continue to be volatile.

Our shares of common stock began trading on the Nasdaq Global Select Market in 2010 and, therefore, the trading history for our common stock has been limited. In addition, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $291.42 per share and a low of $177.22 per share over the last 52 weeks.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. Stockholders owning a substantial portion of our total outstanding shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, we have registered shares previously issued or reserved for future issuance under our equity compensation plans and agreements, a portion of which are related to outstanding option awards. Subject to the satisfaction of applicable exercise periods and the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult to sell shares of our common stock.

Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. As described in the Risk Factor “Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” Notes have been historically, and may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

Our certificate of incorporation, bylaws, Delaware law and the terms of our Notes contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	creating a classified board of directors whose members serve staggered three-year terms;
●	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
●	limiting the liability of, and providing indemnification to, our directors and officers;
●	limiting the ability of our stockholders to call and bring business before special meetings;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board and stockholder meetings; and
●	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate size and primary use of our principal leased and owned facilities:

Location	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Fremont, California	5,400,000	Manufacturing, administration, engineering services, parts warehousing, and vehicle service	Owned building
Palo Alto, California	350,000	Corporate headquarters, administration, engineering services and powertrain development services	January 2020
Tilburg, Netherlands	203,772	Administration, engineering services, powertrain development services, parts warehousing, final vehicle assembly and vehicle service	November 2023
Lathrop, California	430,770	Manufacturing	Owned building (1)
Amsterdam, Netherlands	71,142	Administration	February 2024
Hawthorne, California	132,250	Vehicle engineering and design services	December 2022
Maidenhead, United Kingdom	8,870	Administration, sales, service and marketing services	November 2015
Beijing, China	8,190	Administration, sales and marketing services	November 2017

(1)	As of December 31, 2014, the Lathrop property was subject to a lease agreement. In January 2015, Tesla exercised its option to purchase the Lathrop property under the terms of the lease agreement.

In addition to the properties included in the table above, we also lease a number of properties in North America, Europe and Asia for our retail and service locations as well as Supercharger sites.

We currently intend to add new facilities or expand our existing facilities as we add employees and expand our network of stores and galleries, service locations and Supercharger sites. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8 of Part II, Financial Statements and Supplementary Data—Note 11—Commitments and Contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at $17.00 per share on June 28, 2010. The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as reported on The NASDAQ Global Select Market.

	2014		2013
	High	Low	High	Low
First Quarter	$254.84	$139.34	$39.48	$32.91
Second Quarter	240.06	178.59	110.33	40.50
Third Quarter	286.04	215.40	193.37	109.05
Fourth Quarter	260.62	197.81	193.00	120.50

Holders

As of January 31, 2015, there were 769 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison from June 29, 2010 through December 31, 2014, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of all public companies sharing the same SIC code as us which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on June 29, 2010 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Total revenues	$3,198,356	$2,013,496	$413,256	$204,242	$116,744
Gross profit	881,671	456,262	30,067	61,595	30,731
Loss from operations	(186,689)	(61,283)	(394,283)	(251,488)	(146,838)
Net loss	$(294,040)	$(74,014)	$(396,213)	$(254,411)	$(154,328)
Net loss per share of common stock, basic and diluted (1)	$(2.36)	$(0.62)	$(3.69)	$(2.53)	$(3.04)
Weighted average shares used in computing net loss per share of common stock, basic and diluted (1)	124,573,415	119,421,414	107,349,188	100,388,815	50,718,302

(1)

Diluted net loss per share of common stock is computed excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of stock options to purchase shares of our common stock, the conversion of our convertible senior notes (using the treasury stock method), warrants to purchase shares of our common stock issued in connection with our 2018 Notes, 2019 Notes, and 2021 Notes (using the treasury stock method), warrants to purchase shares of our convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the if-converted method). For purposes of these calculations, potential shares of common stock have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive since we generated a net loss in each period.

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working capital (deficit)	$1,091,491	$590,779	$(14,340)	$181,499	$150,321
Total assets	5,849,251	2,416,930	1,114,190	713,448	386,082
Total long-term obligations (1)(2)	2,772,179	1,074,650	450,382	298,064	93,469

(1)

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in equity. During the fourth quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the first quarter of 2015. As such, we classified the $601.6 million carrying value of our 2018 Notes as current liabilities on our condensed consolidated balance sheet as of December 31, 2014.

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the notes from the host debt instrument and recorded the conversion option of $188.1 million for the 2019 Notes and $369.4 million for the 2021 Notes in stockholders’ equity.

(2)

As of August 31, 2012, we had fully drawn down our $465.0 million under our DOE loan facility. In May 2013, we used a portion of the Notes offering proceeds to repay all outstanding loan amounts under the DOE Loan Facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview and 2014 Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components and stationary energy storage applications. We are currently producing and selling our second vehicle, the Model S sedan. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. The Model S inherited many of the electric powertrain innovations we introduced with our first vehicle, the Tesla Roadster.  We commenced deliveries of Model S in June 2012 and have delivered 56,768 vehicles through December 31, 2014. We recently announced the availability of our All-Wheel Drive Dual Motor Model S and began delivery, starting with a performance-optimized version, in December 2014.

We are continuing to develop our Model X crossover vehicle and intend to commence customer deliveries in the third quarter of 2015. After the Model X, our goal is to introduce Model 3, a lower priced sedan designed for the mass market, in 2017.

Our primary source of revenue is from the sale of our vehicles. During the year ended December 31, 2014, we recognized total revenues of $3.20 billion, an increase of $1.19 billion over total revenues of $2.01 billion for the year ended December 31, 2013, primarily driven by growth of Model S deliveries worldwide.

Gross margin for the year ended December 31, 2014 was 27.6%, a significant increase from 22.7% for the year ended December 31, 2013. Higher vehicle production volume, supply chain efficiencies and component cost reductions, partially offset by one-time manufacturing inefficiencies associated with transitioning to our new final assembly line and introduction of All-Wheel Drive Dual Motor Model S, contributed to higher gross margin in 2014.

Research and development (R&D) expenses for the year ended December 31, 2014 were $464.7 million, an increase from $232.0 million for the year ended December 31, 2013. R&D expenses in 2014 reflected our engineering work on Model X as well as development work on our dual motor powertrain and other development programs including localization efforts for foreign markets. R&D expenses in 2013 reflected our activities on manufacturing process improvements, Model S cost reductions, the right-hand drive Model S and localization efforts for foreign markets, as well as development work on Model X.

During 2014, we significantly increased our sales and service footprint worldwide, entered several new markets including China, as well as accelerated the rollout of our Supercharging network. With the continued global expansion of our customer support infrastructure and the business in general in 2014, selling, general and administrative expenses were $603.7 million for the year ended December 31, 2014, compared to $285.6 million for the year ended December 31, 2013.

Management Opportunities, Challenges and Risks

Orders, Production and Deliveries

Our orders for Model S in 2014 significantly increased from the prior year as we expanded our operations internationally and introduced Model S product enhancements.  In October 2014, we revealed our All-Wheel Drive Dual Motor Model S and our Autopilot system. This version of Model S proved very popular, leading to over 10,000 unfulfilled orders as of January 1, 2015.  We expect that demand for Model S will continue to increase worldwide as more people drive and become aware of our vehicles, as we grow our customer support infrastructure, and as we broaden the appeal of our products.

As of December 31, 2014, we had received almost 20,000 reservations for Model X in advance of its planned introduction later this year.  We are continuing to test the Beta Model X prototypes, and plan to begin building and testing a small fleet of release candidate Model X vehicles later in the first quarter of 2015.  Our ability to launch the Model X program on time and cost efficiently is dependent upon a variety of factors, including completion of production tooling, supplier readiness, engineering completion and the successful completion of our validation testing.

In order to meet this anticipated demand for both Model S and Model X, we are executing a plan to increase our combined Model S and Model X production capacity to over 2,000 units per week by the end of 2015. In August 2014, we began our production ramp by transitioning to our new final assembly line and upgrading our body center. We are planning further investments in production capacity during 2015, including building a new paint shop and a new body shop for Model X. We expect our annual production will increase by over 50% each year for the next several years.

Our recent production capacity expansion contributed to several weeks of production in excess of 1,000 vehicles per week during the last few months of 2014. However, the changeover to our new final assembly line during the third quarter of 2014 and the introduction of All-Wheel Drive Dual Motor Model S onto this line during the fourth quarter of 2014 took longer than we expected.  Consequently, we delivered fewer vehicles than we had planned in 2014.  During 2015, we plan to achieve significant efficiencies in Model S production and begin production of Model X with the intent of achieving a significantly faster initial production ramp than we achieved with Model S.  Any unexpected issues with the expansion of our production capacity or the launch and ramp of Model X production could affect our ability to meet future delivery targets.

In addition to expanding our production, we expect to continue to lower the cost of manufacturing our vehicles and improve our gross margin.  Significant cost improvements for Model S were achieved in 2013 and 2014, including part cost reductions as well as manufacturing efficiencies. We expect that this trend will continue as we execute on our roadmap. We expect that such improvements, when combined with a favorable mix of vehicles, will allow us to achieve a 30% gross margin on Model S by the end of 2015, assuming no further deterioration in foreign currencies.  However, we expect these cost improvements will be partially offset by production inefficiencies during the introduction of Model X.  During our product introductions in 2014, we incurred manufacturing inefficiencies which negatively impacted our gross margin.  When we introduce Model X, we expect that both production inefficiencies and supply chain inefficiencies typical of a new product introduction will suppress Model X margins for at least a few quarters after its introduction.  If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives or introduce Model X efficiently, our ability to reach our gross margin goals would be negatively affected.

We expect to deliver approximately 55,000 Model S and X vehicles worldwide in 2015, approximately 74% more deliveries than we achieved in 2014.  To support this growth, we plan to continue to expand our Supercharger, stores and service infrastructure worldwide as well as to provide better service in areas with a high concentration of Model S customers.  As we now offer Model S in countries throughout North America, Europe and Asia, our expansion will primarily occur in geographic areas in which we already have a presence.  Based on our current projections, we expect our long-term sales outside of North America will increase to almost half of our worldwide automotive sales.  Despite initial challenges in China, we plan to continue to invest in our infrastructure in China as we believe that the country could be one of our largest markets within a few years.  However, as compared to markets in the United States and Europe, we have relatively limited experience in Asian markets; thus, we may face continuing difficulties meeting our future expansion plans in Asia.

Trends in Capital Expenditures and Operating Expenses

Our capital expenditures and operating expenses significantly increased in 2014.  As we continue to invest in the long term growth of Tesla, capital spending and operating expenses will continue to increase, but at a more moderate pace than in 2014.  During 2015, capital expenditures are expected to be about $1.5 billion as we expand production capacity, complete Model X development, and invest in the Gigafactory, our stores and service centers.  We also plan to grow our Supercharger network by over 50% this year as well as continue other product development programs, including Model 3.

Our operating expenses will continue to grow in 2015, but at less than half the pace of growth in 2014, or approximately 45% to 50% annualized.  Our R&D expenses in particular will continue to increase as we complete the development, validation, and testing of Model X and accelerate design and engineering work on Model 3. Growth of sales, general and administrative expenses will be more modest as we will be particularly focused on increasing operational efficiency while we continue to expand our customer and corporate infrastructure.  Over time, we expect overall operating expenses to decrease as a percentage of revenue.

As of December 31, 2014 and 2013 the net book value of our Supercharger network was $107.8 million and $25.6 million and currently includes 380 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia and expect such spending to be approximately 5% of total capital spending over the next 12 months. We allocate Supercharger related expenses to cost of revenues automotive sales and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

Customer Financing Options

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions.  In 2013, we began offering a resale value guarantee in connection with certain loans offered by financial institutions and have since provided this guarantee to approximately 10,400 Model S customers. Model S deliveries with the resale value guarantee currently do not impact our cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program requires the deferral of revenues and costs into future periods under lease accounting. Although lease accounting will continue to impact our revenues and operating results as this and similar programs initially ramp up, as time passes, the amortization of existing deferred revenues and costs will begin to partially offset this adverse impact. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that the vehicles’ resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates which could adversely impact our gross margin.

We currently offer leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through a bank partner.  Leasing through Tesla Finance is now available in 37 states, the District of Columbia and in 4 provinces of Canada. We leased approximately 1,150 vehicles through Tesla Finance during 2014 and about approximately 200 vehicles through our banking partner.  Leasing through both Tesla Finance and our banking partner exposes us to residual value risk and will adversely impact our near-term revenues and operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from Tesla Finance (but not for those offered through our bank partner), we will not receive the full amount of the cash for the vehicle price at delivery and will assume customer credit risk. We expect to increase our leasing activities during 2015.

We have set the residual values given to our customers under our resale value guarantee program at what we estimate will be the trade-in value of these vehicles at the end of the term of the option.  Based on current market demand for our cars, we estimate the resale prices for our vehicles will continue to be above our resale value guarantee amounts.  Should market values or customer demand decrease, these estimates may be impacted materially.

The Tesla Gigafactory

We are developing the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. In June 2014, we broke ground on the Gigafactory outside of Reno, Nevada. Construction continued during the end of 2014 at an accelerated pace with first cells expected to be produced in 2016 for use in Model S and Model X.

While our plan is to produce lithium-ion cells and finished battery packs at the Gigafactory, our plans for such production are at a very early stage. We have no experience in the production of lithium-ion cells, and accordingly we intend to engage partners with significant experience in cell production. We recently formalized our agreement with Panasonic to partner on the Gigafactory. Panasonic will invest in production equipment that it will use to manufacture and supply us with battery cells. We will prepare and provide the land, buildings and utilities for the Gigafactory, invest in production equipment for battery module and pack production and be responsible for the overall management of the Gigafactory. We anticipate bringing on additional partners for the Gigafactory to create a fully integrated industrial complex. Although planning discussions with production and supply chain partners continue to progress well, to date we have not formalized any agreements with any other partners. In addition, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate.

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

Revenue Recognition

Automotive Sales

We recognize automotive sales revenue from sales of Model S, including vehicle options, accessories and destination charges, vehicle service and sales of regulatory credits, such as ZEV and greenhouse gas emission (GHG) credits. We also recognize automotive sales revenue from the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Car sales include certain standard features and customer selected options and configurations that meet the definition of a deliverable under multiple-element accounting guidance, including internet connectivity, Supercharging access, and specified software updates for cars equipped with Autopilot hardware. These deliverables are valued on a stand-alone basis and we recognize their related revenue over our performance period which is generally the eight-year life of the car or, for software upgrades, as they are delivered. If we sell a derivable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering third party pricing of similar options, costs used to develop and deliver the service, and other information which may be available.

Resale Value Guarantee

We offer a resale value guarantee program to customers who purchase a Model S and finance their vehicle through one of our commercial banking partners in the US, Canada and Europe. Under this program, Model S customers have the option of selling their vehicle back to us during the period from 36 to 39 months after delivery for a specified value determined at time of purchase. Because we offer a resale value guarantee, we account for these transactions as operating leases. Accordingly, we recognize revenue attributable to the lease on a straight-line basis over the guarantee period to automotive sales revenue. Similarly, we capitalize the cost of the leased vehicle and depreciate its value, less expected salvage value, to cost of automotive sales over the same period.

At the end of the guarantee period, which is the earlier of 39 months or the pay-off date of the initial loan, the resale value guarantee and deferred revenue balances are settled to automotive sales revenue and the net book value of the leased vehicle is expensed to costs of automotive sales if our customer retains ownership of the car.  In cases where a customer returns the vehicle back to us between months 36 and 39, we issue a check to the customer in the amount of the resale value guarantee and settle any remaining deferred revenue balance to automotive sales revenue.

At least annually, we assess the estimated market values of vehicles under our resale value guarantee program. As we accumulate more data related to the resale values of Model S, there may be significant changes to their estimated values.

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

Warranties

We provide a warranty on all vehicles, production powertrain components and systems sales, and we accrue warranty reserves upon delivery to customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities, while the remaining amount is classified as long-term within other long-term liabilities. During the third quarter of 2014, we extended the warranty on our Model S drive unit to eight years from four and reassessed our overall powertrain and vehicle warranty reserves which resulted in an additional charge of approximately $14.0 million.

Our warranty reserves do not include projected warranty costs associated with our operating lease vehicles, including those sold with resale value or similar guarantee terms.  In such cases actual warranty costs are expensed as incurred and are recorded as a component of cost of revenues.

Valuation of Stock-Based Awards

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (RSUs) granted to employees and our Employee Stock Purchase Plan (ESPP) to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock options and ESPP are estimated on the grant date and offering date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period which is generally four years for stock options and RSUs and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of estimated forfeitures.

The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.

We estimate our forfeiture rate based on an analysis of our actual forfeiture experience and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

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

•	Successful completion of the Model X Alpha Prototype;
•	Successful completion of the Model X Beta Prototype;
•	Completion of the first Model X Production Vehicle;
•	Successful completion of the Model 3 Alpha Prototype;
•	Successful completion of the Model 3 Beta Prototype;

•	Completion of the first Model 3 Production Vehicle;
•	Gross margin of 30% or more for four consecutive quarters;
•	Aggregate vehicle production of 100,000 vehicles;
•	Aggregate vehicle production of 200,000 vehicles; and
•	Aggregate vehicle production of 300,000 vehicles.

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

As of December 31, 2014, the market conditions for six vesting tranches and the following performance milestone were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype.

As of December 31, 2014, the following performance milestone was achieved and subject to our Board of Directors’ approval at the upcoming board meeting:

•	Successful completion of the Model X Beta Prototype;

As of December 31, 2014 the following three performance milestones were considered probable of achievement:

•	Completion of the first Model X Production Vehicle;
•	Successful completion of the Model 3 Alpha Prototype; and
•	Aggregate vehicle production of 100,000 vehicles.

As the above three performance milestones were considered probable of achievement, we recorded stock-based compensation expense of $25.0 million, $14.5 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Additionally, no cash compensation has ever been received by our CEO for his services to the Company.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2014, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Results of Operations

Revenues

Automotive Sales

Automotive sales, which include vehicle, options and related sales, and powertrain component and related sales, consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Vehicle, options and related sales	$3,079,415	$1,952,684	$354,344
Powertrain component and related sales	113,308	45,102	31,355
Total automotive sales	$3,192,723	$1,997,786	$385,699

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

Vehicle, options and related sales during the years ended December 31, 2014, 2013, and 2012 were $3.08 billion, $1.95 billion, and $354 million. The significant increases in vehicle, options and related sales was primarily driven by the ramp in Model S deliveries, including the commencement of deliveries to Europe in August 2013 and China in April 2014. Deliveries of Model S vehicles were 31,655 in 2014, 22,477 in 2013, and 2,636 in 2012 following the commencement of our Model S deliveries in June 2012. The increase also resulted from higher sales of regulatory credits year-over-year. During the years ended December 31, 2014, 2013, and 2012 regulatory credit sales were $216.3 million, $194.4 million, and $40.5 million.

In April 2013, we launched our resale value guarantee program. During the year ending December 31, 2014, we delivered 5,224 cars and recognized $128.2 million revenue under this program. During 2013 we delivered 5,179 under this program and recognized $29.1 million of revenue. As of December 31, 2014, we recorded $373.5 million in deferred revenues and $487.9 million in resale value guarantee related to Model S deliveries with the resale value guarantee. As of December 31, 2013, we recorded $230.9 million in deferred revenues and $236.3 million in resale value guarantee related to Model S deliveries with the resale value guarantee

Powertrain component and related sales for the periods presented were related to powertrain component sales to Daimler under the Mercedes-Benz B-Class Electric Drive program which commenced in April 2014 and to Toyota under the RAV4 EV program. Powertrain component and related sales for the years ended December 31, 2014, 2013 and 2012 were $113.3 million, $45.1 million and $31.4 million. During the third quarter of 2014, we completed the RAV4 EV program.

Development Services

Development services represent arrangements where we develop electric vehicle powertrain components and systems for other automotive manufacturers, including the design and development of battery packs, drive units and chargers to meet customers’ specifications. We provided development services to Daimler and Toyota to assist in the development of electric powertrains for the Mercedes Benz B-Class EV and the Toyota RAV4.  During the years ended December 31, 2014, 2013 and 2012, we recognized revenue under these arrangement in the amounts of $5.6 million, $15.7 million, $27.6 million. We do not expect any significant development services in future periods.

Beginning in the first quarter of 2015, we will change the caption of this to be Services and Other Revenue. This will include other revenues related to powertrain component sales to Daimler and other OEMs, vehicle service and sales from used Model S cars.

Cost of Revenues and Gross Profit

Cost of revenues includes cost of automotive sales and costs related to our development services.

Cost of automotive sales for the year ended December 31, 2014, 2013, and 2012 were $2.31 billion, $1.54 billion, and $371.7 million. Cost of automotive sales includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs and reserves for estimated warranty expenses. Cost of automotive sales also includes adjustments to warranty expense, charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand and charges related to write down of fixed assets no longer in use for the production of Model S or our powertrain component sales. The increase in cost of automotive sales was driven primarily by the ramp in Model S deliveries.

In the years ended December 31, 2014 and 2013 we recognized $66.1 million and $19.4 million, respectively, in cost of automotive sales related to vehicle depreciation for cars accounted for as operating leases. For cars accounted for as leases our warranty reserves do not include projected warranty costs as such actual warranty costs are expensed as incurred. For the years ended December 31, 2014 and 2013, warranty costs incurred for our lease vehicles were $7.0 million and $1.6 million.

Gross profit for the years ended December 31, 2014, 2013, and 2012 were $881.7 million, $456.3 million and $30.1 million Gross margin for the years ended December 31, 2014, 2013, and 2012 were 27.6%, 22.7%, and 7.3%. The increase in gross profit from 2013 to 2014 was primarily due to manufacturing and supply chain efficiencies as well as component cost reductions and higher regulatory credit sales, partially offset by one-time manufacturing inefficiencies associated with transitioning to our new final assembly line and launch of All-Wheel Drive Dual Motor Model S. The increase in gross profit from 2012 to 2013 was primarily due to higher vehicle production volumes, cost reduction efforts including process efficiencies in manufacturing and supply chain, design improvements, as well as reduction of waste in the supply chain.

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

R&D expenses for the year ended December 31, 2014 were $464.7 million, an increase from $232.0 million for the year ended December 31, 2013. The increase in R&D expenses consisted primarily of an $85.3 million increase in employee compensation expenses, a $60.7 million increase in expensed materials primarily to support our Model X, dual motor powertrain and right-hand drive Model S development, a $50.9 million increase in costs related to Model X, dual motor powertrain and right-hand drive Model S engineering, design and testing activities, a $28.1 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted, a $4.1 million increase in office, information technology and facilities-related costs and a $3.3 million increase in shipping charges for Model X, dual motor powertrain and right-hand drive Model S development.

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

SG&A expenses for the year ended December 31, 2014 were $603.7 million, an increase from $285.6 million for the year ended December 31, 2013. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The $318.1 million increase in our SG&A expenses consisted primarily of a $141.1 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $135.9 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $35.8 million increase in stock-based compensation expense related to additional headcount and  increasing value of awards granted and a $27.2 million increase in professional and outside services costs.

SG&A expenses for the year ended December 31, 2013 were $285.6 million, an increase from $150.4 million for the year ended December 31, 2012. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The $135.2 million increase in our SG&A expenses during the year ended December 31, 2013 consisted primarily of a $62.8 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $36.8 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $17.8 million increase in stock-based compensation expense related to additional headcount and  increasing value of awards granted and a $17.2 million increase in professional and outside services costs.

Interest Expense

Interest expense for the years ended December 31, 2014, 2013, and 2012 was $100.9 million, $32.9 million and $0.3 million. The increase in interest expense from 2013 to 2014 was due to the issuance of $920.0 million aggregate principal amount of 2019 Notes and $1.38 billion aggregate principal amount of 2021 Notes during the first half of 2014. The increase in interest expense from 2012 to 2013 was due to $17.8 million of interest expense incurred upon repayment of the Department of Energy (DOE) loan in May 2013 for early repayment fees, accrued interest and the amortization of the remaining loan origination costs as well as interest associated with the $660.0 million aggregate principal amount of 2018 Notes issued in May 2013.

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

Other income (expense), net, for the years ended December 31, 2014, 2013 and 2012 was $1.8 million, $22.6 million and ($1.8) million. The other income, net of $22.6 million in 2013 was primarily due to the reduction in fair value of our DOE common stock warrant liability of $10.7 million during the year. In March 2013, we entered into a fourth amendment to the DOE Loan Facility which, among other things, accelerated the maturity date of our DOE loans to December 15, 2017; therefore, the DOE warrant was no longer expected to vest. The other income, net, also includes the favorable foreign currency exchange impact from our foreign currency-denominated liabilities during the year ended December 31, 2013, especially related to the Japanese yen.

Provision for Income Taxes

Our provision for income taxes for the years ended December 31, 2014, 2013, and 2012 was $9.4 million, $2.6 million, and $0.1 million. The increases in the provision for income taxes were due primarily to the increase in taxable income in our international jurisdictions, following the commencement of European Model S deliveries in August 2013 and Model S deliveries in Asia in April 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had $1.91 billion in principal sources of liquidity available from our cash and cash equivalents including $1.27 billion of money market funds. Amounts held in foreign currencies had a US dollar equivalent of $315 million as of December 31, 2014, and consisted primarily of Chinese yuan, Japanese yen, euro and Norwegian krone.

Sources of cash are predominately from our deliveries of Model S, as well as customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services, and sales of powertrain components and systems. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with adequate liquidity over the next 12 months based on our current plans. These cash flows enable us to fund our ongoing operations, research and development projects for our planned Model X, Model 3, and certain other future products; purchase tooling and manufacturing equipment required to introduce Model X and to continue to ramp up production of Model S; construct our Gigafactory; and establish and expand our stores, service centers and Supercharger network. We currently anticipate making aggregate capital expenditures of about $1.5 billion over the next 12 months.

When market conditions are favorable, we may evaluate alternatives to pursue liquidity options to fund capital intensive initiatives. Should prevailing economic, financial, business or other factors adversely affect our ability to meet our operating cash requirements, we could be required to obtain funding though traditional or alternative sources of financing. We cannot be certain that additional funds would be available to us on favorable terms when required, or at all.

Summary of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$(57,337)	$264,804	$(263,815)
Net cash used in investing activities	(990,444)	(249,417)	(206,930)
Net cash provided by financing activities	2,143,130	635,422	419,635

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

Our operating cash inflows include cash from sales of our Model S, customer deposits for Model S and Model X, sales of regulatory credits, cash from the provision of development services, and sales of powertrain components and systems. These cash inflows are offset by payments we make to our suppliers for production materials and parts used in our manufacturing process, employee compensation, operating leases and interest expense on our financings.

Cash provided by (used in) operating activities was ($57.3) million, $264.8 million and ($263.8) million in 2014, 2013 and 2012. The decrease in operating cash flows in 2014 as compared to 2013 was due to an increase in finished goods inventory primarily due to cars whose delivery slipped from Q4 of 2014 to the following year, an increase in raw material inventory balances at year end necessary to meet our planned production requirements for Model S in Q1 of the following year, higher operating expenses in R&D and SG&A, and use of cash for vehicles directly leased by us, partially offset by increased cash receipts from customer payments on vehicle sales, including an increase in customer deposits.

The increase in operating cash flows in 2013 as compared to 2012 was due to an increase in cash receipts from customer payments on vehicles deliveries, including for cars sold under our Resale Value Guarantee program, increased regulatory credits sold and increased customer deposits from orders for Model S and X. This was partially offset by an increase in inventory balances at year-end necessary to meet our planned production requirements for Model S in Q1 of the following year.

Customer Deposits

We collect deposits from customers at the time they place an order for a vehicle and, in some locations, at certain additional milestones up to the point of delivery. Customer deposit amounts and timing vary depending on the vehicle model and country of delivery. Customer deposits related to Model X still represent fully refundable reservations. Amounts are included in current liabilities until refunded or until they are applied to a customer’s purchase balance at time of delivery. As of December 31, 2014, we held $257.6 million in customer deposits.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing equipment and tooling and our stores, service centers and Supercharger network infrastructure. Cash used in investing activities was $990.4 million, $249.4 million and $206.9 million in 2014, 2013 and 2012. Cash flows from investing activities and variability between each year related primarily to capital expenditures, which were $969.9 million, $264.2 million, and $239.2 million in 2014, 2013, and 2012. Expenditures in all years consisted primarily of purchases of capital equipment, tooling, and facilities to support our Model S and Model X manufacturing.

In 2014, we began construction of our Gigafactory facility in Nevada.  Tesla’s contribution to total capital expenditures are expected to be about $2.0 billion over the next 5 years.  In 2014, we used cash of $62.2 million towards the construction of the first stage of this project and expect to spend up to $300 million over the next 12 months.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.14 billion, $635.4 million, and $419.6 million in 2014, 2013 and 2012, respectively. The increase in cash provided from financing in 2014 and compared to 2013 was primarily due to $2.1 billion net proceeds from the issuance of our 2019 and 2021 Notes, including the associated hedge and warrant transactions, representing a $1.5 billion increase in debt financing as compared to 2013. Cash flows from financing in 2013 that did not recur in 2014 included proceeds of $415.0 million from the issuance of common stock in public and private offerings and $452.3 million used to repay our DOE loans.

The increase in cash provided from financing in 2013 and compared to 2012 was primarily due to $585.9 million net proceeds from the issuance of our 2018 Notes, including the associated hedge and warrant transactions, and a $193.5 million increase in proceeds from public and private equity issuances. In 2013 we used $452.3 million to repay our DOA loans as compared to proceeds of $188.8 million received during 2012 under these loans.

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In 2014, we issued $920.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.38 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. The total net proceeds from these offerings, after deducting transaction costs, were approximately 905.8 million from 2019 Notes and $1.36 billion from 2021 Notes, respectively. The interest rates are fixed at 0.25% and 1.25% per annum for the 2019 and 2021 Notes, respectively, and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

In connection with the offering of these notes in 2014, we purchased a convertible note hedges for $603.4 million and sold warrants $389.2 million. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and 2021 Notes.

During the fourth quarter of 2014, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of December 31, 2014. Therefore, the 2019 Notes and 2021 Notes are not convertible during the first quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the first quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter.

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

In connection with the offering of the 2018 Notes, we purchased a convertible note hedge for $177.5 million and sold warrants for $120.3 million. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2018 Notes.

During the fourth quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the first quarter of 2015. Upon conversion of 2018 Notes, we will be obligated to pay cash for the principal amount of the converted notes and we may also have to deliver shares of our common stock in respect of such converted notes. Any conversion of the notes prior to their maturity or acceleration of the repayment of the notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met in the first quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the 2018 Notes will be converted in the short term.

For more information on the 2018 Notes, 2019 Notes, and 2021 Notes see Item 8. of Part II, Financial Statements and Supplementary Data, Note 6 - Convertible Notes and Long-Term Debt Obligation to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, including certain debt financing arrangements and leases, primarily for stores, service centers, certain manufacturing and corporate offices. These also include, as part of our normal business practices, contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services and capacity reservation contracts. We have the following contractual obligations, including firm purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms. For obligations with cancellation provisions, the amounts included in the table below were limited to the non-cancelable portion of the agreement terms. The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations. Open purchase orders are generally cancellable in full or in part at our discretion and are therefore not considered firm purchase obligations.

The following table sets forth, as of December 31, 2014 certain significant obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2015	2016	2017	2018	2019 and thereafter
Operating lease obligations	$406,783	$56,522	$60,136	$56,566	$48,959	$184,600
Capital lease obligations, including interest	22,420	10,153	8,112	3,592	563
Purchase obligations (1)(2)	562,976	529,551	20,055	13,370	—	—
2018 Notes, including interest (3)	694,400	694,400	—	—	—	—
2019 Notes, including interest	930,350	2,300	2,300	2,300	2,300	921,150
2021 Notes, including interest	1,492,125	17,250	17,250	17,250	17,250	1,423,125
Total	$4,109,054	$1,310,176	$107,853	$93,078	$69,072	$2,528,875

(1)	Amounts do not include future cash payments for purchase obligations which were recorded in Accounts payable or Accrued liabilities at December 31, 2014.
(2)

These totals represent aggregate purchase commitments with all vendors. Some of the commitments included are our agreements with Panasonic Corporation, to the extent quantities and timing of such purchases are fixed. Should we terminate the Panasonic contracts prior to purchasing certain minimum quantities, we would owe an additional $81 million under the terms of the agreement as of December 31, 2014.

(3)

During the fourth quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the first quarter of 2015. As such, we classified the $601.6 million carrying value of our 2018 Notes as current liabilities on our condensed consolidated balance sheet as of December 31, 2014 and have included related contractual payments in the 2015 category in the table above.

In connection with our Tesla Factory located in Fremont, California, we are obligated to pay for the remediation of certain environmental conditions existing at the time we purchased the property from New United Motor Manufacturing, Inc. (NUMMI). As of December 31, 2014 and 2013, we accrued a total of $4.0 million and $5.5 million, respectively, related to these environmental liabilities. NUMMI is responsible for remediation costs between $15 million and $30 million for up to 10 years from the closing date.

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

Foreign Currency Risk

Our revenues and costs denominated in foreign currencies are not completely matched. We commenced deliveries of Model S in June 2012 to customers in North America and to European customers in August 2013. We recently introduced Model S to China, Hong Kong, Japan, and Australia. Through December 31, 2014, a majority of our revenues have been denominated in U.S. dollars. However, we have materially greater revenues than expenses denominated in the Chinese yuan and Norwegian krona, and materially greater expenses than revenues denominated in the Japanese yen. December 31, 2014. Accordingly, if the value of the U.S. dollar depreciates significantly against currencies where we have a net short exposure, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase which may adversely impact our operating results. Conversely, as the value of the U.S. dollar appreciates significantly against currencies where revenues exceed expenses, our revenues as measured in U.S. dollars may be reduced.

As a result of a favorable foreign currency exchange impact from foreign currency-denominated liabilities, especially related to the Japanese yen, we recorded gains of $2.0 million on foreign exchange transactions in other income (expense), net, for the year ended December 31, 2014.

Interest Rate Risk

We had cash and cash equivalents totaling $1.91 billion as of December 31, 2014. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of December 31, 2014, we had $2.96 billion aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $21.8 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla Motors, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tesla Motors, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2015

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,905,713	$845,889
Restricted cash and marketable securities	17,947	3,012
Accounts receivable	226,604	49,109
Inventory	953,675	340,355
Prepaid expenses and other current assets	94,718	27,574
Total current assets	3,198,657	1,265,939
Operating lease vehicles, net	766,744	382,425
Property, plant and equipment, net	1,829,267	738,494
Restricted cash	11,374	6,435
Other assets	43,209	23,637
Total assets	$5,849,251	$2,416,930
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$777,946	$303,969
Accrued liabilities	268,884	108,252
Deferred revenue	191,651	91,882
Capital lease obligations, current portion	9,532	7,722
Customer deposits	257,587	163,153
Convertible senior notes	601,566	182
Total current liabilities	2,107,166	675,160
Capital lease obligations, less current portion	12,267	12,855
Deferred revenue, less current portion	292,271	181,180
Convertible senior notes, less current portion	1,806,518	586,119
Resale value guarantee	487,879	236,299
Other long-term liabilities	173,244	58,197
Total liabilities	4,879,345	1,749,810
Commitments and contingencies (Note 11)
Convertible senior notes (Notes 6)	58,196	—
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 125,687,607 and 123,090,990 shares issued and outstanding as of December 31, 2014 and 2013, respectively	126	123
Additional paid-in capital	2,345,266	1,806,617
Accumulated deficit	(1,433,682)	(1,139,620)
Total stockholders' equity	911,710	667,120
Total liabilities and stockholders' equity	$5,849,251	$2,416,930

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Automotive sales	$3,192,723	$1,997,786	$385,699
Development services	5,633	15,710	27,557
Total revenues	3,198,356	2,013,496	413,256
Cost of revenues
Automotive sales	2,310,011	1,543,878	371,658
Development services	6,674	13,356	11,531
Total cost of revenues	2,316,685	1,557,234	383,189
Gross profit	881,671	456,262	30,067
Operating expenses
Research and development	464,700	231,976	273,978
Selling, general and administrative	603,660	285,569	150,372
Total operating expenses	1,068,360	517,545	424,350
Loss from operations	(186,689)	(61,283)	(394,283)
Interest income	1,126	189	288
Interest expense	(100,886)	(32,934)	(254)
Other income (expense), net	1,813	22,602	(1,828)
Loss before income taxes	(284,636)	(71,426)	(396,077)
Provision for income taxes	9,404	2,588	136
Net loss	$(294,040)	$(74,014)	$(396,213)
Net loss per share of common stock, basic and diluted	$(2.36)	$(0.62)	$(3.69)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	124,539,343	119,421,414	107,349,188

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(294,040)	$(74,014)	$(396,213)
Other comprehensive income (loss), net of tax:
Unrealized net loss on short-term marketable securities	(22)	—	—
Reclassification adjustment for gain included in net loss	—	—	3
Other comprehensive income (loss)	(22)	—	3
Comprehensive loss	$(294,062)	$(74,014)	$(396,210)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2011	104,530,305	$104	$893,337	$(669,393)	$(3)	$224,045
Issuance of common stock in October 2012 public offering at $28.25 per share, net of issuance costs of $584	7,964,601	8	221,483	—	—	221,491
Issuance of common stock upon exercise of stock options, net of repurchases	1,345,842	2	16,498	—	—	16,500
Issuance of common stock under employee stock purchase plan	373,526	1	8,388	—	—	8,389
Stock-based compensation	—	—	50,485	—	—	50,485
Comprehensive loss:
Net loss	—	—	—	(396,213)	—	(396,213)
Unrealized loss on short-term marketable securities, net	—	—	—	—	3	3
Total comprehensive loss	—	—	—	—	—	(396,210)
Balance as of December 31, 2012	114,214,274	115	1,190,191	(1,065,606)	—	124,700
Issuance of common stock in May 2013 public offering at $92.20 per share, net of issuance costs of $6,367	3,902,862	3	353,629	—	—	353,632
Issuance of common stock in May 2013 concurrent private placements at $92.20 per share	596,272	1	55,000	—	—	55,001
Conversion feature of convertible senior notes due 2018	—	—	82,842	—	—	82,842
Purchase of bond hedges	—	—	(177,540)	—	—	(177,540)
Sales of warrant	—	—	120,318	—	—	120,318
Issuance of common stock upon exercise of stock options	3,852,673	3	82,570	—	—	82,573
Issuance of common stock upon release of restricted stock units, net of shares withheld for employee taxes	6,166	—	(1,116)	—	—	(1,116)
Issuance of common stock under employee stock purchase plan	518,743	1	13,848	—	—	13,849
Stock-based compensation	—	—	86,875	—	—	86,875
Net loss	—	—	—	(74,014)	—	(74,014)
Balance as of December 31, 2013	123,090,990	123	1,806,617	(1,139,620)	—	667,120
Conversion feature of convertible senior notes due 2019 and 2021	—	—	548,603	—	—	548,603
Purchase of bond hedges	—	—	(603,428)	—	—	(603,428)
Sales of warrant	—	—	389,160	—	—	389,160
Reclass from equity to mezzanine equity	—	—	(58,199)	—	—	(58,199)
Issuance of common stock upon exercise of stock options	2,266,698	2	72,053	—	—	72,055
Issuance of common stock upon release of restricted stock units, net of shares withheld for employee taxes	166,319	1	(190)	—	—	(189)
Issuance of common stock under employee stock purchase plan	163,600	—	28,571	—	—	28,571
Stock-based compensation	—	—	162,079	—	—	162,079
Comprehensive loss:
Net loss				(294,040)		(294,040)
Unrealized gain on short-term marketable securities, net	—	—	—	—	(22)	(22)
Total comprehensive loss						(294,062)
Balance as of December 31, 2014	125,687,607	$126	$2,345,266	$(1,433,660)	$(22)	$911,710

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net loss	$(294,040)	$(74,014)	$(396,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	231,931	106,083	28,825
Stock-based compensation	156,496	80,737	50,145
Amortization of discount on convertible debt	69,734	9,143	—
Inventory write-downs	15,609	8,918	4,929
Amortization of Department of Energy (DOE) loan origination costs	—	5,558	—
Change in fair value of DOE warrant liability	—	(10,692)	1,854
Fixed asset disposal	14,178	1,796	154
Other non-cash operating activities	7,471	1,815	1,406
Foreign currency transaction (gain) loss	(1,891)	(13,498)	143
Changes in operating assets and liabilities
Accounts receivable	(183,658)	(21,705)	(17,303)
Inventories and operating lease vehicles	(1,050,264)	(460,561)	(194,726)
Prepaid expenses and other current assets	(60,637)	(17,533)	1,121
Other assets	(4,493)	(434)	(482)
Accounts payable	252,781	20,995	189,944
Accrued liabilities	162,075	66,418	9,603
Deferred revenue	209,681	268,098	(526)
Customer deposits	106,230	24,354	47,056
Resale value guarantee	249,492	236,299	—
Other long-term liabilities	61,968	33,027	10,255
Net cash provided by (used in) operating activities	(57,337)	264,804	(263,815)
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases	(969,885)	(264,224)	(239,228)
Withdrawals out of our dedicated DOE account, net	—	14,752	8,620
(Increase) decrease in other restricted cash	(3,849)	55	(1,330)
Purchases of short-term marketable securities	(205,841)	—	(14,992)
Maturities of short-term marketable securities	189,131	—	40,000
Net cash used in investing activities	(990,444)	(249,417)	(206,930)
Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	2,300,000	660,000	—
Proceeds from issuance of common stock in public offering	—	360,000	221,496
Proceeds from issuance of warrants	389,160	120,318	—
Proceeds from exercise of stock options and other stock issuances	100,455	95,307	24,885
Proceeds from issuance of common stock in private placement	—	55,000	—
Principal payments on DOE loans	—	(452,337)	(12,710)
Purchase of convertible note hedges	(603,428)	(177,540)	—
Common stock and convertible debt issuance costs	(35,149)	(16,901)	—
Principal payments on capital leases and other debt	(11,179)	(8,425)	(2,832)
Collateralized lease borrowing	3,271	—	—
Proceeds from DOE loans	—	—	188,796
Net cash provided by financing activities	2,143,130	635,422	419,635
Effect of exchange rate changes on cash and cash equivalents	(35,525)	(6,810)	(2,266)
Net increase (decrease) in cash and cash equivalents	1,059,824	643,999	(53,376)
Cash and cash equivalents at beginning of period	845,889	201,890	255,266
Cash and cash equivalents at end of period	$1,905,713	$845,889	$201,890
Supplemental Disclosures
Interest paid	$20,539	$9,041	$6,938
Income taxes paid	3,120	257	117
Supplemental noncash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	254,393	38,789	44,890
Estimated fair market value of facilities under build-to-suit lease	50,076	—	—

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

During the year ended December 31, 2014, we began separately presenting the effect of exchange rate changes on our cash and cash equivalents in our consolidated statements of cash flows due to our growing operations in foreign currency environments. Prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of expenses during the reporting period, including revenue recognition, residual value of operating lease vehicles, inventory valuation, warranties, fair value of financial instruments, valuation allowances for deferred tax assets, uncertain tax positions, and stock-based compensation. Given the inherent uncertainty of these estimates, actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting update which amends the existing accounting standards for revenue recognition. The new guidance provides a unified model to determine when and how revenue is recognized. Under the new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect. The guidance is effective for fiscal years beginning after December 15, 2016; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Revenue Recognition

We recognize revenues from sales of Model S and the Tesla Roadster, including vehicle options and accessories, vehicle service and sales of regulatory credits, such as zero emission vehicle (ZEV),greenhouse gas emission (GHG) credits, and CAFE credits, as well as sales of electric vehicle powertrain components and systems, such as battery packs and drive units and sales of services related to the development of these systems. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

For multiple deliverable revenue arrangements, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

Automotive Sales

We recognize automotive sales revenue from sales of Model S, including vehicle options, accessories and destination charges, vehicle service. We also recognize automotive sales revenue from the sales of electric vehicle powertrain components and systems, such as battery packs and drive units, to other manufacturers. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Car sales include certain standard features and customer selected options and configurations that meet the definition of a deliverable under multiple-element accounting guidance, including internet connectivity, Supercharging access, and specified software updates for cars equipped with Autopilot hardware. These deliverables are valued on a stand-alone basis and we recognize their related revenue over our performance period which is generally the eight-year life of the car or, for software upgrades, as they are delivered. If we sell a derivable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering third party pricing of similar options, costs used to develop and deliver the service, and other information which may be available.

As of December 31, 2014, we had deferred $25.6 million related to access to our Supercharger network and $14.4 million related to connectivity.

At the time of revenue recognition, we record a reserve against revenue for estimated future product returns. Such estimates are based on historical experience and are immaterial in all periods presented.

Resale Value Guarantee

We offer a resale value guarantee program to customers who purchase a Model S and finance their vehicle through one of our commercial banking partners in the US, Canada and Europe. Under this program, Model S customers have the option of selling their vehicle back to us during the period from 36 to 39 months after delivery for a specified value determined at time of purchase. Because we offer a resale value guarantee, we account for these transactions as operating leases. Accordingly, we recognize revenue attributable to the lease on a straight-line basis over the guarantee period to automotive sales revenue. Similarly, we capitalize the cost of the leased vehicle and depreciate its value, less expected salvage value, to cost of automotive sales over the same period.

At the end of the guarantee period, which is the earlier of 39 months or the pay-off date of the initial loan, the resale value guarantee and deferred revenue balances are settled to automotive sales revenue and the net book value of the leased vehicle is expensed to costs of automotive sales if our customer retains ownership of the car.  In cases where a customer returns the vehicle back to us between months 36 and 39, we issue a check to the customer in the amount of the resale value guarantee and settle any remaining deferred revenue balance to automotive sales revenue.

At least annually, we assess the estimated market values of vehicles under our resale value guarantee program. As we accumulate more data related to the resale values of Model S, there may be significant changes to their estimated values.

Beginning in 2014, Tesla began offering resale value guarantees in connection with automobile sales to certain financing institutions. As Tesla has guaranteed the value of these vehicles and as the vehicles are expected to be leased to end-customers, we account for them as collateralized borrowings. At December 31, 2014, we have $19.6 million of such borrowings recorded in resale value guarantee liability of which a portion will be accreted to revenue and a portion may be distributed to the financing institutions should we decide to repurchase the vehicles at the end of the term or should the financing institution sell the car to a third party and receive proceeds less than the value we have guaranteed.  The maximum cash payment to re-purchase these vehicles under these arrangements at December 31, 2014, is $11.2 million.  Cash received upon the sale of such cars is classified as collateralized lease borrowing within cash flows from financing activities in our Consolidated Statement of Cash Flows.

Account activity related to our resale value guarantee program consisted of the following for the period presented (in thousands):

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Operating lease vehicles under the resale value guarantee program—beginning of period	$376,979	$—
Increase in operating lease vehicles under the resale value guarantee program	380,627	396,361
Depreciation expense recorded in cost of automotive sales	63,105	17,171
Additional depreciation expense recorded in cost of automotive sales as a result of early cancellation of resale value guarantee	9,911	2,211
Operating lease vehicles under the resale value guarantee program—end of period	$684,590	$376,979
Deferred revenue related to the resale value guarantee program—beginning of period	$230,856	$—
Increase in deferred revenue related to Model S deliveries with resale value guarantee	278,397	259,962
Amortization of deferred revenue recorded in automotive sales	118,567	27,654
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	9,590	1,452
Deferred revenue related to the resale value guarantee program—end of period	$381,096	$230,856
Resale value guarantee liability—beginning of period	$236,298	$—
Increase in resale value guarantee	260,138	237,620
Additional revenue recorded in automotive sales as a result of early cancellation of resale value guarantee	8,557	1,322
Resale value guarantee liability—end of period	$487,879	$236,298

Model S Leasing Program

 In April 2014, we began offering a leasing program in the United States and Canada for Model S. Qualifying customers are permitted to lease a Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues over the contractual term of the individual leases and depreciate the cost of the respective operating lease vehicles less expected salvage value to cost of automotive sales over the same period. As of December 31, 2014, we had deferred $9.4 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive sales and for the year ended December 31, 2014, we recognized $4.4 million.

Regulatory Credits Sales

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero emission vehicles. These laws and regulations provide that a manufacturer of zero emission vehicles may earn regulatory credits, and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Similar regulations exist at the federal level that require compliance related to GHG emissions and also allow for the sale of excess credits by one manufacturer to other manufacturers. As a manufacturer solely of zero emission vehicles, we have earned emission credits, such as ZEV and GHG credits on vehicles, and we expect to continue to earn these credits in the future. We enter into contractual agreements with third parties to purchase our regulatory credits.

We recognize revenue on the sale of these credits at the time legal title to the credits is transferred to the purchasing party. Revenue from the sale of regulatory credits totaled $216.3 million, $194.4 million, and $40.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2014 and 2013, we had deferred $39.7 million and $24.9 million, respectively, related to our maintenance and service plans. During the years ended December 31, 2014 and 2013, we recognized revenue of $3.0 million and $0.6 million related to these plans, respectively.

We provided Tesla Roadster customers with the opportunity to purchase an extended warranty plan for the period after the end of our initial New Vehicle Limited Warranty to cover additional services for an additional three years or 36,000 miles. We refer to this program as our Extended Service plan. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales over the extended warranty period. As of December 31, 2014 and 2013, we had deferred $0.7 million and $1.4 million, respectively. During the years ended December 31, 2014 and 2013, we recognized revenue of $0.5 million and $0.4 million related to this program, respectively.

Additionally, we have previously provided customers of our Tesla Roadsters with a one-time option to replace the battery packs in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. We refer to this program as our Battery Replacement program. Amounts collected on these sales are initially recorded in deferred revenues on the consolidated balance sheets and recognized in automotive sales as we fulfill our obligation to replace the battery packs. As of December 31, 2014 and 2013, we had deferred $1.3 million and $1.3 million, respectively, related to the Battery Replacement program and have not yet recognized any related revenues.

Development Services Revenue

Revenue from development services arrangements consist of revenue earned from the development of electric vehicle powertrain components and systems for other automobile manufacturers, including the design and development of battery packs, drive units and sample vehicles to meet a customer’s specifications. Revenue is recognized as the performance requirements of each development arrangement are met and collection is reasonably assured. Where development arrangements include substantive at- risk milestones, revenue is recognized based upon the achievement of the contractually-defined milestones. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the consolidated statement of operations and are instead recorded as deferred revenue on the consolidated balance sheets. Costs of development services are expensed as incurred. When development services arrangements have multiple elements, we evaluate the separability of the various deliverables to ensure appropriate revenue recognition. Costs of development services incurred in periods prior to the finalization of an agreement are recorded as research and development expenses; once an agreement is finalized, these costs are recorded in cost of revenues.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently invest excess cash primarily in money market funds.

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

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. We maintained total restricted cash of $29.3 million and $9.4 million as of December 31, 2014 and 2013, respectively. Current and noncurrent restricted cash as of December 31, 2013 was comprised primarily of security deposits held by vendors as part of the vendors’ standard credit policies, security deposits related to lease agreements and equipment financing, and certain refundable customer deposits segregated in accordance with state consumer protection regulations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to sales of powertrain systems, receivables from financial institutions and leasing companies offering various financing products to our customers, and regulatory credits to other automotive manufacturers (OEMs). In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we provide an allowance against amounts receivable to reduce the net recognized receivable to the amount we reasonably believe will be collected.

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

As of December 31, 2014 and 2013, our accounts receivable were derived primarily from sales of regulatory credits, as well as funds to be received from financial institutions and leasing companies offering various financing products to our customers, the development and sales of powertrain components and systems to OEMs. Accounts receivable also included amounts to be received from commercial financial institutions for approved financing arrangements between our customers and financial institutions.

The following summarizes the accounts receivable from our OEM customers in excess of 10% of our total accounts receivable:

	December 31,	December 31,
	2014	2013
Customer A	19%	—
Customer B	14%	30%
Customer C	13%	4%

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

Property, Plant and Equipment

Property, plant and equipment are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery, equipment and office furniture	3 to 12 years
Building and building improvements	30 years
Computer equipment and software	3 years

Depreciation for tooling is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the related assets. As of December 31, 2014, the estimated productive life for tooling was 200,000 vehicles based on our current estimates of production.

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

Operating Lease Vehicles

Vehicles delivered under our resale value guarantee program, vehicles that are leased as part of our leasing program as well as any vehicles that are sold with a significant buy-back guarantee are classified as operating lease vehicles as the related revenue transactions are treated as operating leases. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected operating lease term. The total cost of operating lease vehicles recorded in the consolidated balance sheets as of December 31, 2014 and 2013 was $849.8 million and $401.9 million. Accumulated depreciation related to leased vehicles as of December 31, 2014 and 2013 was $83.1 million and $19.5 million.

Long-lived Assets

We evaluate our long-lived assets, including intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset (or asset group) may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2014 and 2013, we did not record any material impairment losses on our long-lived assets.

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

Advertising and Promotion Costs

Advertising and sales promotion costs are expensed as incurred. During the years ended December 31, 2014, 2013 and 2012, advertising, promotion and related marketing expenses were $48.9 million, $9.0 million and $3.9 million, respectively.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other income (expense), net, in the consolidated statements of operations. For the year ended December 31, 2014 and 2013, we recorded foreign currency transaction gains of $2.0 million and $11.9 million, respectively. For the year ended December 2012, transaction gains and losses were not significant.

Beginning January 1, 2015, the functional currency of each of our foreign subsidiaries changed to their local country’s currency. This change was based on the culmination of facts and circumstances that have developed as we expanded our foreign operations over the past year. The adjustment attributable to the current rate translation of non-monetary assets as of the date of the change will be included in accumulated other comprehensive income in the Company’s quarterly report on Form 10-Q for the period ending March 31, 2015.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our available-for-sale marketable securities that have been excluded from the determination of net loss.

Warranties

We provide a warranty on all vehicle, production powertrain components and systems sales, and we accrue warranty reserves at the time a vehicle or production powertrain component or system is delivered to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. For new vehicles, warranty reserves are based on management’s best estimate of projected warranty experience until adequate historical data is accumulated. Our warranty reserves do not include projected warranty costs associated with our resale value guarantee vehicles as such actual warranty costs are expensed as incurred. For the year ended December 31, 2014, warranty costs incurred for our resale value guarantee vehicles was $6.9 million. We may have material changes as we accumulate more actual data and experience. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term.

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

As of December 31, 2014 and 2013 the current portion of our accrued warranty was $32.3 million and $19.9 million, which was recorded in accrued liabilities in our Consolidated Balance Sheets. As of December 31, 2014 and 2013 the non-current portion of our accrued warranty was $96.7 million and $33.3 million, which was recorded in other long-term liabilities in our Consolidated Balance Sheets.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accrued warranty—beginning of period	$53,182	$13,013	$6,315
Warranty costs incurred	(39,903)	(19,160)	(3,424)
Net changes in liability for pre-existing warranties, including expirations	18,599	(2,072)	—
Provision for warranty	97,165	61,401	10,122
Accrued warranty—end of period	$129,043	$53,182	$13,013

Environmental Liabilities

We are subject to federal and state laws and regulations for the protection of the environment, including those related to the discharge of hazardous materials and remediation of contaminated sites. We accrue for environmental liabilities in the period in which it is probable a liability exists and the amount of such loss can be reasonably estimated. We assess adequacy of our accrued liabilities for remediation of any environmental contamination at least quarterly and adjust our estimates as appropriate. As of December 31, 2014 and 2013, we accrued $4.0 million and $5.5 million related to environmental liabilities (see Note 11).

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

The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock for the periods, related to the following securities:

	Year Ended December 31,
	2014	2013	2012
Stock options	260,852	13,881,355	25,007,776
Convertible senior notes	2,344,998	411,560	—
Warrants issued May 2013	921,985	—	—
Employee stock purchase plan	23,859	23,296	59,763
Restricted stock units	88,213	224	—
DOE warrant	—	1,061,439	2,342,353

Since we expect to settle the principal amount of our outstanding convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52, $359.87, and $359.87 per share for the convertible senior notes due 2018 Notes, 2019 Notes and 2021 Notes, respectively.

3. Balance Sheet Components

Inventory

As of December 31, 2014 and 2013, our inventory consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Raw materials	$392,292	$184,665
Work in process	56,114	42,500
Finished goods	397,318	69,324
Service parts	107,951	43,866
Total	$953,675	$340,355

Finished goods inventory includes vehicles made to fulfill customer orders which have not been delivered and a smaller portion of vehicles available for immediate sale at our retail and service center locations. In addition, we also maintain vehicles used for marketing purposes and service loaners until they are sold to customers.

We write down inventory as a result of excess and obsolete inventories, or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2014, 2013 and 2012, we recorded write-downs of $15.6 million, $8.9 million and $5.0 million, respectively, in cost of automotive sales.

Property, Plant and Equipment

As of December 31, 2014 and 2013, our property, plant and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Machinery, equipment and office furniture	$720,746	$322,394
Tooling	295,906	230,385
Leasehold improvements	230,270	94,763
Building and building improvements	154,362	67,707
Land	49,478	45,020
Computer equipment and software	98,970	42,073
Construction in progress	572,125	76,294
	2,121,857	878,636
Less: Accumulated depreciation and amortization	(292,590)	(140,142)
Total	$1,829,267	$738,494

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our Tesla Factory in Fremont, California as well as tooling and manufacturing equipment and capitalized interest expense. Depreciation of construction in progress begins when the assets are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the years ended December 31, 2014 and 2013, we capitalized $12.8 million and $3.5 million of interest expense, respectively.

We are sometimes involved in construction at our leased facilities. In accordance with Accounting Standards Codification 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period.  Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. As of December 31, 2014, the table above includes $52.4 million of build-to-suit assets. Corresponding financing obligations of $21.0 million and $31.4 million are recorded in accrued liabilities and other long-term liabilities. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease for financial reporting purposes.

Depreciation and amortization expense during the years ended December 31, 2014, 2013 and 2012 were $155.9 million, $83.9 million and $25.3 million, respectively. Total property and equipment assets under capital lease as of December 31, 2014 and 2013 were $33.4 million and $23.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $12.8 million and $5.0 million, respectively.

We have acquired land for the site of our Gigafactory and have begun initial construction activities on the site and have incurred $106.6 million of costs as of December 31, 2014.

Accrued Liabilities

As of December 31, 2014 and 2013, our accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Taxes payable	$71,229	$38,067
Accrued purchases	68,547	19,023
Payroll and related costs	54,492	26,535
Accrued warranty, current portion	32,321	19,917
Build to suit finance obligation, current portion	21,030	—
Accrued interest	7,222	741
Environmental liabilities, current portion	3,573	2,132
Other	10,470	1,837
Total	$268,884	$108,252

4. Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents and marketable securities. Our restricted short-term marketable securities are classified within Level I of the fair value hierarchy.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities.

As of December 31, 2014 and 2013, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	December 31, 2014				December 31, 2013
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$1,275,346	$1,275,346	$—	$—	$460,313	$460,313	$—	$—
U.S. treasury bills	16,673	16,673	—	—	—	—	—	—
Total	$1,292,019	$1,292,019	$—	$—	$460,313	$460,313	$—	$—

Our available-for-sale marketable securities classified by security type as of December 31, 2014 consisted of the following (in thousands):

	Year Ended December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$16,695	$—	$(22)	$16,673

The changes in the fair value of our common stock warrant liability were as follows (in thousands):

Year Ended
December 31, 2013
Fair value, beginning of period	$10,692
Change in fair value	(10,692)
Fair value, end of period	$—

The estimated fair value of our 2018 Notes based on a market approach was approximately $1.22 billion (par value $659.8 million) as of December 31, 2014 and $914.9 million (par value of $660.0 million) as of December 31, 2013, respectively, and represent a Level II valuation. The estimated fair value of our 2019 Notes and 2021 Notes based on a market approach was approximately $852.2 million (par value $920.0 million) and $1.25 billion (par value of $1.38 billion) as of December 31, 2014, respectively, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

5. Customer Deposits

We collect deposits from customers at the time they place an order for a vehicle and, in some locations, at certain additional milestones up to the point of delivery. Customer deposit amounts and timing vary depending on the vehicle model and country of delivery. Customer deposits related to Model X still represent fully refundable reservations. Amounts are included in current liabilities until refunded or until they are applied to a customer’s purchase balance at time of delivery.

As of December 31, 2014 and 2013, we held $257.6 million and $163.2 million, respectively, in customer deposits.

6. Convertible Notes and Long-term Debt Obligations

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from 2019 Notes and $1.36 billion from 2021 Notes, respectively. We incurred $14.2 million and $21.4 million, respectively, of debt issuance costs in connection with the 2019 Notes and the 2021 Notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. During the year ended December 31, 2014, we recognized $3.2 million of interest expense, related to the amortization of debt issuance costs and $16.2 million of accrued coupon interest expense.

Each $1,000 of principal of these notes will initially be convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their Notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the fourth quarter of 2014, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of December 31, 2014. Therefore, the 2019 Notes and 2021 Notes are not convertible during the first quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the first quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. As of December 31, 2014, the if-converted value of the 2019 Notes and 2021 Notes did not exceed the principal value of those Notes.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the notes from the respective host debt instrument and initially recorded the conversion option of $188.1 million for the 2019 Notes and $369.4 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively, over the contractual terms of the notes. During the year ended December 31, 2014, we recognized $64.0 million of interest expense related to the amortization of the debt discount. As of December 31, 2014, the net carrying value of 2019 Notes and 2021 Notes was $759.9 million and $1.05 billion, respectively. The remaining bond discounts of the 2019 Notes and 2021 Notes of $160.1 million and $333.4 million will be amortized over their remaining lives of approximately 3.9 years and 5.9 years.

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Similarly, in connection with the issuance of additional notes in April 2014, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a strike price of $512.66 per share for the warrants relating to 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a strike price of $560.64 per share for the warrants relating to 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet as of December 31, 2014.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the 2018 Notes which we recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the 2018 Notes. The interest under the 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. During the years ended December 31, 2014 and 2013, we recognized $2.0 million and $1.2 million, respectively, of interest expense related to the amortization of debt issuance costs and $9.8 million and $5.9 million, respectively, of coupon interest expense.

Each $1,000 of principal of the 2018 Notes will initially be convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of approximately $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2018 Notes may convert their 2018 Notes at their option on or after March 1, 2018. Further, holders of the 2018 Notes may convert their 2018 Notes at their option prior to March 1, 2018, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending September 30, 2013, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2018 Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay the holders in cash for the principal amount of the 2018 Notes and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a calculated daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2018 Notes may require us to repurchase all or a portion of their 2018 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2018 Notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2018 Notes in connection with such a corporate event in certain circumstances.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2018 Notes from the host debt instrument and recorded the conversion option of $82.8 million in stockholders’ equity. The resulting debt discount on the 2018 Notes is being amortized to interest expense at an effective interest rate of 4.29% over the contractual term of the 2018 Notes. During the years ended December 31, 2014 and 2013, we recognized $15.5 million and $9.1 million, respectively, of interest expense related to the amortization of the debt discount. As of December 31, 2014, the net carrying value of the 2018 Notes was $601.6 million. The remaining bond discounts of the 2018 Notes of $58.2 million will be amortized over its remaining life of approximately 3.2 years.

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet as of December 31, 2014.

During the fourth quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the first quarter of 2015. As such, we classified the $601.6 million carrying value of our 2018 Notes as current liabilities and classified $58.2 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our consolidated balance sheet as of December 31, 2014. Similarly, debt issuance costs were classified as other current assets as of December 31, 2014. Should the closing price conditions be met in the first quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter. As of December 31, 2014, the if-converted value of the 2018 Notes exceeded the aggregate principal amount by $518.7 million.

Contractual Obligations

As of December 31, 2014, aggregate future principal payments for our convertible senior notes were as follows (in thousands):

Years ending December 31,
2015	$659,795
2016	—
2017	—
2018	—
2019	920,000
Thereafter	1,380,000
Total	$2,959,795

During the fourth quarter of 2014, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the first quarter of 2015. As such, we have included the principal payment of the 2018 Notes in the 2015 category in the table above.

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

On January 20, 2010, we entered into a loan facility with the Federal Financing Bank (FFB), and the DOE, pursuant to the Advanced Technology Vehicles Manufacturing (ATVM) Incentive Program. This loan facility was amended in June 2011 to expand our cash investment options, in February 2012 to modify the timing of certain future financial covenants and funding of the debt service reserve account, and in June and December 2012 to allow us to affect certain initiatives in our business plan. In September 2012, we entered into an amendment with the DOE to remove our obligation to comply with the current ratio financial covenant as of September 30, 2012 and amend the timing of pre-funding the principal payment due in June 2013. We entered into another amendment with the DOE in March 2013 that, among other things, modified certain future financial covenants, accelerated the maturity date of the DOE Loan Facility to December 15, 2017, created an obligation to repay approximately 1.0% of the outstanding principal under the DOE Loan Facility on or before June 15, 2013, and created additional contingent obligations based on excess cash flows that may result in accelerated repayment of the DOE Loan Facility starting in 2015. The original amortization schedule for the DOE Loan Facility was not affected by this amendment, and so the debt service payments remained the same until the new maturity date when all outstanding loans under the DOE Loan Facility were to be repaid. We refer to the loan facility with the DOE, as amended, as the DOE Loan Facility. Under the DOE Loan Facility, the FFB made available to us two multi-draw term loan facilities in an aggregate principal amount of $465.0 million. As of August 31, 2012, we had fully drawn down the aforementioned facilities.

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

DOE Warrant Expiration

In connection with the closing of the DOE Loan Facility, we issued in January 2010 a warrant to the DOE to purchase up to 9,255,035 shares of our Series E convertible preferred stock at an exercise price of $2.51 per share. Upon the completion of our initial public offering on July 2, 2010, this preferred stock warrant became a warrant to purchase up to 3,090,111 shares of common stock at an exercise price of $7.54 per share. Since the number of shares ultimately issuable under the warrants would vary depending on the average outstanding balance of the loan during the contractual vesting period, and decisions to prepay would be influenced by our future stock price as well as the interest rates on our loans in relation to market interest rates, we had historically measured the fair value of the warrant using a Monte Carlo simulation approach. The Monte Carlo approach simulates and captures the optimal decisions to be made between prepaying the DOE loan and the cancellation of the DOE warrant. For the purposes of the simulation, the optimal decision represents the scenario with the lowest economic cost to us. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date. The prepayment feature which allowed us to prepay the DOE Loan Facility, and consequently affected the number of shares ultimately issuable under the DOE warrant, was determined to represent an embedded derivative. This embedded derivative was inherently valued and accounted for as part of the warrant liability on our consolidated balance sheets. Changes to the fair value of the embedded derivative were reflected as part of the warrant liability re-measurement to fair value at each balance sheet reporting date. The warrant was recorded at its estimated fair value with changes in its fair value reflected in other income (expense), net, until its expiration or vesting. As of December 31, 2012, the fair value of the DOE warrant was $10.7 million. During the year ended December 31, 2012, we recognized expense for the change in the fair value of the DOE warrant in the amount of $1.9 million through other income (expense), net, in the consolidated statements of operations. The fair value of the warrant at issuance was $6.3 million, and along with the DOE Loan Facility fee of $0.5 million and other debt issuance costs of $0.9 million, represented a cost of closing the loan facility and was being amortized to interest expense over the expected term of the DOE Loan Facility. During the year ended December 31, 2012, we amortized $0.6 million to interest expense, respectively.

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

8. Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010, we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. As of December 31, 2014, 22,853,070 shares of common stock were reserved for issuance under the Plan.

The following table summarizes stock option and RSU activity under the Plan:

		Outstanding Stock Options		Outstanding RSUs
					Weighted
			Weighted		Average Grant
	Shares Available	Number of	Average	Number	Date Fair
	for Grant	Options	Exercise Price	of RSUs	Value
Balance, December 31, 2011	9,919,107	15,806,663	$13.35	—	$—
Additional options reserved	1,064,046	—	—	—	—
Granted	(11,854,941)	11,854,941	31.18	—	—
Exercised		(1,312,439)	12.52	—	—
Cancelled	1,341,319	(1,341,389)	25.51	—	—
Balance, December 31, 2012	469,531	25,007,776	21.20	—	—
Additional options reserved	3,426,428	—		—	—
Granted	(3,345,899)	2,643,821	74.17	702,078	155.51
Exercised	—	(3,852,673)	21.42	—	—
Cancelled	1,170,445	(1,157,982)	36.47	(12,463)	154.92
Released	—	—	—	(12,031)	160.98
Balance, December 31, 2013	1,720,505	22,640,942	26.70	677,584	155.41
Additional options reserved	3,077,274	—		—	—
Granted	(2,525,246)	1,432,171	181.56	1,093,075	223.66
Exercised	—	(2,266,697)	31.80	—	—
Cancelled	556,765	(433,456)	56.25	(123,309)	187.90
Released	—	—	—	(167,240)	155.70
Traded for taxes	6,786	—	—	—	—
Balance, December 31, 2014	2,836,084	21,372,960	$35.93	1,480,110	$203.08

Additional information regarding all stock options outstanding and exercisable as of December 31, 2014 is summarized below:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Life (in		Exercise	Life (in
Range of Exercise Price	Number	Price	years)	Number	Price	years)
$2.70 - $6.15	329,072	$3.13		327,696	$3.13
$6.63 - $6.63	7,030,489	6.63		7,029,293	6.63
$9.96 - $28.45	2,183,386	23.87		1,779,133	23.19
$29.12 - $31.07	1,105,021	30.00		606,484	30.00
$31.17 - $31.17	5,611,130	31.17		663,860	31.17
$31.49 - $38.42	2,376,417	33.25		1,167,109	32.82
$39.10 - $179.72	2,140,496	111.51		379,519	94.50
$184.67 - $259.32	498,658	233.06		84	198.09
$259.94 - $259.94	72,333	259.94		4,332	259.94
$282.11 - $282.11	25,958	282.11		—	—
	21,372,960	35.93	5.48	11,957,510	12.37	3.63

Additional information regarding all stock options outstanding and exercisable as of December 31, 2013 is summarized below:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Life (in		Exercise	Life (in
Range of Exercise Price	Number	Price	years)	Number	Price	years)
$0.15 - $6.15	523,182	$3.16		516,728	$3.16
$6.63 - $6.63	7,096,725	6.63		7,093,020	6.63
$9.96 - $28.35	2,266,058	22.08		1,302,499	19.70
$28.43 - $31.07	2,136,721	29.48		864,050	29.24
$31.07 - $31.07	5,715,734	31.17		91,541	31.17
$31.49 - $34.00	2,288,998	32.07		707,052	31.98
$34.57 - $141.60	2,266,350	60.57		127,674	45.62
$144.70 - $147.38	252,945	147.31		11,542	147.38
$160.70 - $160.70	18,975	160.70		—	—
$179.72 - $179.72	75,254	179.72		—	—
	22,640,942	26.70	6.37	10,714,106	12.37	4.01

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2014 and 2013 was $4.00 billion and $2.80 billion, respectively. The intrinsic value of options exercisable was $2.46 billion and $1.48 billion, and the intrinsic value of options vested and expected to vest was $4.00 billion and $2.80 billion as of December 31, 2014 and 2013, respectively. The total intrinsic value of options exercised was $446.9 million and $294.0 million for the years ended December 31, 2014 and 2013, respectively. The aggregate intrinsic value of RSUs outstanding as of December 31, 2014 was $329.2 million.

Fair Value Adoption

We utilize the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award and the ESPP on the grant date generally using the Black-Scholes option pricing model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate:
Stock options	1.9%	1.3%	1.0%
ESPP	0.1%	0.1%	0.2%
Expected term (in years):
Stock options	6.0	6.1	5.9
ESPP	0.5	0.5	0.5
Expected volatility:
Stock options	55%	57%	63%
ESPP	46%	43%	51%
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	0.0%

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

Our expected volatility is derived from our implied volatility on publicly traded options of our common stock and the historical volatilities of several unrelated public companies within industries related to our business, including the automotive OEM, automotive retail, automotive parts and battery technology industries, because we have limited trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. Our historical volatility and implied volatility are weighted based on certain qualitative factors and combined to produce a single volatility factor.

The weighted-average grant-date fair value for option awards granted during the years ended December 31, 2014, 2013 and 2012 was $94.01, $40.72 and $16.37 per share, respectively. The weighted-average grant-date fair value for ESPP granted during the years ended December 31, 2014, 2013 and 2012 was $74.07, $19.22 and $8.99 per share, respectively. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.

Performance-Based Stock Options

In December 2009, our Board of Directors approved an option grant to our CEO representing 4% of our fully-diluted share base prior to such grant as of the grant date, or 3,355,986 stock options, with 1/4th of the shares vesting immediately, and 1/36th of the remaining shares scheduled to vest each month over three years, assuming continued employment through each vesting date in recognition of his and our company’s achievements and to create incentives for future success. In addition, to create incentives for the attainment of clear performance objectives around a key element of our business plan— the successful launch and commercialization of Model S—the Board of Directors approved an additional option grant to our CEO totaling an additional 4% of our fully-diluted shares prior to such grant as of the grant date, or 3,355,986 stock options, with a vesting schedule based entirely on the attainment of performance objectives as follows, assuming our CEO’s continued employment and service to us through each vesting date:

●	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of Model S Engineering Prototype;
●	1/4th of the shares subject to the option are scheduled to vest upon the successful completion of Model S Validation Prototype;
●	1/4th of the shares subject to the option are scheduled to vest upon the completion of the first Model S Production Vehicle; and
●	1/4th of the shares subject to the option are scheduled to vest upon the completion of the 10,000th Model S Production Vehicle.

Through December 31, 2013, all performance milestones were achieved. Stock-based compensation expense related to this grant to our CEO was $0.4 million and $4.2 million for the years ended December 31, 2013 and 2012, respectively.

Our Board of Directors also approved option grants in June and September 2010 to purchase our common stock of 666,300 and 20,000, respectively, to various members of our senior management with a vesting schedule based entirely on the attainment of the same performance objectives as those outlined for our CEO above. Through December 31, 2013, all performance milestones were achieved. During the years ended December 31, 2013 and 2012, we recognized  $0.8 million and $1.4 million, respectively, of stock-based compensation expense related to the attainment of these performance objectives.

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

●	Successful completion of the Model X Alpha Prototype;
●	Successful completion of the Model X Beta Prototype;
●	Completion of the first Model X Production Vehicle;
●	Successful completion of the Model 3 Alpha Prototype;
●	Successful completion of the Model 3 Beta Prototype;
●	Completion of the first Model 3 Production Vehicle;
●	Gross margin of 30% or more for four consecutive quarters;
●	Aggregate vehicle production of 100,000 vehicles;
●	Aggregate vehicle production of 200,000 vehicles; and
●	Aggregate vehicle production of 300,000 vehicles.

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

As of December 31, 2014, the market conditions for six vesting tranches and the following performance milestone were achieved and approved by our Board of Directors:

●	Successful completion of the Model X Alpha Prototype.

As of December 31, 2014, the following performance milestone was achieved and subject to our Board of Directors’ approval at the upcoming board meeting:

●	Successful completion of the Model X Beta Prototype;

As of December 31, 2014, the following three performance milestones were considered probable of achievement:

●	Completion of the first Model X Production Vehicle;
●	Successful completion of the Model 3 Alpha Prototype; and
●	Aggregate vehicle production of 100,000 vehicles.

As the above three performance milestones were considered probable of achievement, we recorded stock-based compensation expense of $25.0 million, $14.5 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012. No cash compensation has ever been received by our CEO for his services to the company.

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

●	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model X Production Vehicle;
●	1/4th of the shares subject to the options are scheduled to vest upon achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period;
●	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model 3 Production Vehicle; and
●	1/4th of the shares subject to the options are scheduled to vest upon achievement of annualized gross margin of greater than 30.0% in any three years.

As of December 31, 2014, the following performance milestone was considered probable of achievement.

●	Completion of the first Model X Production Vehicle.

As the above performance milestone was considered probable of achievement, we recorded stock-based compensation expense of $10.7 million for the year ended December 31, 2014.

Summary Stock Based Compensation Information

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$17,454	$9,071	$2,194
Research and development	62,601	35,494	26,580
Selling, general and administrative	76,441	39,090	21,371
Total	$156,496	$83,655	$50,145

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

As of December 31, 2014, we had $412.7 million of total unrecognized compensation expense, net, of estimated forfeitures, that will be recognized over a weighted-average period of 5.0 years.

Employee Stock Purchase Plan

Employees are eligible to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each six-month offering period. During the years ended December 31, 2014, 2013 and 2012, 163,600, 518,743 and 373,526 shares were issued under the ESPP for $28.6 million, $13.8 million and $8.4 million, respectively. A total of 3,615,749 shares of common stock have been reserved for issuance under the ESPP, and there were 2,336,422 shares available for issuance under the ESPP as of December 31, 2014.

9. Income Taxes

A provision for income taxes of $9.4 million, $2.6 million and $0.1 million has been recognized for the years ended December 31, 2014, 2013 and 2012, respectively, related primarily to our subsidiaries located outside of the United States. Our loss before provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$60,451	$75,279	$396,549
International	224,185	(3,853)	(472)
Loss before income taxes	$284,636	$71,426	$396,077

The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	257	178	23
Foreign	9,203	2,349	282
Total current	9,460	2,527	305
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(56)	61	(169)
Total deferred	(56)	61	(169)
Total provision for income taxes	$9,404	$2,588	$136

Deferred tax assets (liabilities) as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$276,916	$341,172
Research and development credits	46,486	32,175
Other tax credits	12,750	166
Deferred revenue	75,823	42,491
Inventory and warranty reserves	53,546	23,260
Depreciation and amortization	68	68
Stock-based compensation	50,918	27,663
Convertible debt	45,118	22,930
Accruals and others	49,225	21,795
Total deferred tax assets	610,850	511,720
Valuation allowance	(524,394)	(472,375)
Deferred tax assets, net of valuation allowance	86,456	39,345
Deferred tax liabilities:
Depreciation and amortization	(86,298)	(39,244)
Total deferred tax liabilities	(86,298)	(39,244)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$158	$101

Reconciliation of statutory federal income taxes to our effective taxes for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at statutory federal rate	$(99,622)	$(25,001)	$(134,702)
State tax, net of federal benefit	257	178	(12,580)
Nondeductible expenses	15,238	733	9,897
Foreign income rate differential	86,734	(253)	262
U.S. tax credits	(26,895)	(6,682)	(2,785)
Other reconciling items	877	1,317	525
Change in valuation allowance	32,815	32,296	139,519
Provision for income taxes	$9,404	$2,588	$136

Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets. The Company has net $0.3 million of deferred tax assets in foreign jurisdictions which it believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

As of December 31, 2014, we had approximately $1.34 billion of federal and $991.8 million of state net operating loss carry-forwards available to offset future taxable income, which will begin to expire for federal in 2024 and 2019 for state purposes. As of December 31, 2014, the portion of net operating loss carryforwards related to stock options is approximately $590.0 million and $307.6 million for federal and state purposes, respectively, of which the tax benefits will be credited to additional paid-in capital when realized. Additionally, we have research and development tax credits of approximately $33.8 million and $36.6 million for federal and state income tax purposes, respectively. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2019. However, the state credits can be carried forward indefinitely.

No deferred tax liability has been recognized for the remittance of any undistributed foreign earnings to the United States since the Company has no material amount of undistributed foreign earnings outside of our U.S. tax jurisdiction as of December 31, 2014.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. We determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to any prior ownership changes.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

December 31, 2011	$17,430
Increases in balances related to tax positions taken during current year	640
December 31, 2012	18,070
Decreases in balances related to prior year tax positions	(7,802)
Increases in balances related to current year tax positions	3,102
December 31, 2013	13,370
Increase in balances related to prior year tax positions	56
Increases in balances related to current year tax positions	27,951
December 31, 2014	$41,377

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was immaterial. As of December 31, 2014, unrecognized tax benefits of $39.1 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various states and foreign jurisdictions. Tax years 2003 to 2013 remain subject to examination for federal purposes, and tax years 2003 to 2013 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2007 to 2013 remain open for examination in other U.S. state and foreign jurisdictions.

10. Information about Geographic Areas

We operate as one reportable segment which is the design, development, manufacturing and sales of electric vehicles and electric vehicle powertrain components.

The following tables set forth total revenues and long-lived assets by geographic area (in thousands).

Total Revenues

	Year Ended December 31,
	2014	2013	2012
United States	$1,471,643	$1,479,166	$344,877
China	477,082	—	—
Norway	412,198	217,070	4,298
Other	837,433	317,260	64,081
Total	$3,198,356	$2,013,496	$413,256

Long-lived Assets

	December 31,	December 31,
	2014	2013
United States	$2,452,219	$1,091,487
International	143,792	29,432
Total	$2,596,011	$1,120,919

11. Commitments and Contingencies

Operating Leases

Our corporate headquarters and powertrain production operations are based in Palo Alto, California where we have leased a facility consisting of 350,000 square feet. This lease expires in January 2020. We lease a 203,772 square feet manufacturing facility in Tilburg, Netherlands through November 2023. We also lease a number of properties in North America, Europe and Asia for our office, retail and service locations as well as Supercharger sites under non-cancelable operating leases with various expiration dates through March 2028.

Included within Operating Leases commitments in the table below are payments due under operating leases that have been accounted for as build-to-suit arrangements and are included in property, plant, and equipment in our Consolidated Balance Sheets.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $46.3 million, $21.5 million and $12.1 million, respectively.

Capital Leases

We have entered into various agreements to lease equipment under capital leases over terms between 36 and 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment, net, on the consolidated balance sheets under the categories of computer equipment and software and office furniture and equipment.

Future minimum commitments for leases as of December 31, 2014 are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2015	$56,522	$10,153
2016	60,136	8,112
2017	56,566	3,592
2018	48,959	563
2019 and thereafter	184,600	—
Total minimum lease payments	$406,783	22,420
Less: Amounts representing interest not yet incurred		621
Present value of capital lease obligations		21,799
Less: Current portion		9,532
Long-term portion of capital lease obligations		$12,267

Environmental Liabilities

In connection with our Tesla Factory located in Fremont, California, we are obligated to pay for the remediation of certain environmental conditions existing at the time we purchased the property from New United Motor Manufacturing, Inc. (NUMMI). Tesla is responsible for the first $15 million of remediation costs and any costs in excess of $30 million or costs incurred after the ten-year anniversary of closing. NUMMI is responsible for remediation costs between $15 million and $30 million for up to 10 years from the closing date. Through December 31, 2014, we have paid $3.1 million for remediation costs incurred related to the Fremont facility. As of December 31, 2014 and 2013, we accrued a total of $4.0 million and $5.5 million related to these environmental liabilities.

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint, made claims against Tesla and its CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and indicated that a formal written order will be forthcoming. Following the trial court’s decision, Tesla and Mr. Musk brought a motion for sanctions against the plaintiffs, and that motion is currently pending.  The plaintiffs have also appealed from the trial court’s order, and that appeal is pending, as well.

12. Quarterly Results of Operations (Unaudited)

The following table includes selected quarterly results of operations data for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2014
Total revenues	$620,542	$769,349	$851,804	$956,661
Gross profit	155,128	212,995	251,851	261,697
Net loss	(49,800)	(61,902)	(74,708)	(107,630)
Net loss per share, basic	(0.40)	(0.50)	(0.60)	(0.86)
Net income (loss) per share, diluted	(0.40)	(0.50)	(0.60)	(0.86)
2013
Total revenues	$561,792	$405,139	$431,346	$615,219
Gross profit	96,320	100,483	102,868	156,590
Net income (loss)	11,248	(30,502)	(38,496)	(16,264)
Net income (loss) per share, basic	0.10	(0.26)	(0.32)	(0.13)
Net income (loss) per share, diluted	0.00	(0.26)	(0.32)	(0.13)

Net loss per share, basic and diluted for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different numbers of shares outstanding during each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting which occurred during the fourth fiscal quarter of the year ended December 31, 2014 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (2015 Proxy Statement) and is incorporated herein by reference. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

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

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-164593	3.1	January 29, 2010
3.2	Amended and Restated Bylaws of the Registrant	8-K	333-164593	3.2	June 8, 2012
4.1	Specimen common stock certificate of the Registrant	S-1/A	333- 164593	4.1	May 27, 2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1	333- 164593	4.2	January 29, 2010
4.2A	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2A	May 27, 2010
4.2B	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2B	May 27, 2010
4.2C	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333- 164593	4.2C	June 15, 2010
4.2D	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	November 4, 2010
4.2E	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	S-1/A	333-174466	4.2E	June 2, 2011
4.2F	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein	8-K	001-34756	4.1	June 1, 2011
4.2G	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2H	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013
4.3	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013
4.4	First Supplemental Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	May 22, 2013
4.5	Form of 1.50% Convertible Senior Note Due June 1, 2018 (included in Exhibit 4.4).	8-K	001-34756	4.3	May 22, 2013
4.6	Second Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 5, 2014
4.7	Form of 0.25% Convertible Senior Note Due March 1, 2019 (included in Exhibit 4.6).	8-K	001-34756	4.3	March 5, 2014
4.8	Third Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.4	March 5, 2014
4.9	Form of 1.25% Convertible Senior Note Due March 1, 2021 (included in Exhibit 4.8).	8-K	001-34756	4.5	March 5, 2014
10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-164593	10.1	June 15, 2010
10.2**	2003 Equity Incentive Plan	S-1/A	333-164593	10.2	May 27, 2010
10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan	S-1	333-164593	10.3	January 29, 2010
10.3A**	Grant Notice and Stock Option Agreement between the Registrant and Elon Musk	S-1/A	333- 164593	10.3A	March 29, 2010
10.4**	Amended and Restated 2010 Equity Incentive Plan, effective as of April 10, 2014	14A	333- 164593	Appendix A	April 24, 2014
10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.5	March 29, 2010
10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan	S-1/A	333-164593	10.6	March 29, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7**	2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.7	May 27, 2010
10.8**	Form of Purchase Agreement under 2010 Employee Stock Purchase Plan	S-1/A	333-164593	10.8	June 15, 2010
10.9**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008	S-1	333-164593	10.9	January 29, 2010
10.10**	Offer Letter between the Registrant and Deepak Ahuja dated June 13, 2008, and amended June 4, 2009	S-1	333-164593	10.10	January 29, 2010
10.11**	Relocation Agreement between the Registrant and Deepak Ahuja effective October 31, 2008 and amended June 4, 2009	S-1	333-164593	10.11	January 29, 2010
10.12**	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004	S-1	333-164593	10.12	January 29, 2010
10.13	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated August 6, 2009	S-1	333-164593	10.22	January 29, 2010
10.14†	ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 12, 2009	S-1/A	333-164593	10.32	May 27, 2010
10.14A	Addendum to ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 20, 2009	S-1/A	333-164593	10.32A	May 27, 2010
10.14B†	Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated March 20, 2009	S-1/A	333-164593	10.32B	May 27, 2010
10.14C†	Second Supplemental ZEV Credits Agreement between American Honda Motor Co., Inc. and the Registrant dated February 8, 2010	S-1/A	333-164593	10.32C	May 27, 2010
10.15†	Supply Agreement by and among Panasonic Industrial Company, Panasonic Corporation, acting through Energy Company, and the Registrant dated July 21, 2009	S-1	333-164593	10.33	January 29, 2010
10.16	Settlement Agreement between the Registrant and entities affiliated with Valor Equity Partners dated May 20, 2010	S-1/A	333-164593	10.44	May 27, 2010
10.17	Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated May 26, 2010	S-1/A	333-164593	10.45	May 27, 2010
10.17A	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010	10-Q	001-34756	10.3	November 12, 2010
10.17B	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010	10-Q	001-34756	10.4	November 12, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17C	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010	10-Q	001-34756	10.5	November 12, 2010
10.17D	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010	10-Q	001-34756	10.6	November 12, 2010
10.17E	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010	10-Q	001-34756	10.7	November 12, 2010
10.17F†	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010	10-Q	001-34756	10.8	November 12, 2010
10.18	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010	10-Q	001-34756	10.1	November 12, 2010
10.18A	Addendum No. 1to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010	10-Q	001-34756	10.2	November 12, 2010
10.19†	Phase 1 Contract Services Agreement between Registrant and Toyota Motor Corporation dated October 6, 2010	10-K	001-34756	10.47	March 3, 2011
10.20†	Supply and Services Agreement between Toyota Motor Engineering & Manufacturing North America, Inc. and the Registrant dated July 15, 2011	10-Q	001-34756	10.1	November 14, 2011
10.21†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011	10-K	-001-34756	10.50	February 27, 2012
10.21A†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013	10-K	001-34756	10.35A	February 26, 2014
10.22	Form of Call Option Confirmation relating to 1.50% Convertible Senior Note Due June 1, 2018.	8-K	001-34756	10.1	May 22, 2013
10.23	Form of Warrant Confirmation relating to 1.50% Convertible Senior Note Due June 1, 2018.	8-K	001-34756	10.2	May 22, 2013
10.24	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014
10.25	Form of Call Option Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.2	March 5, 2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014
10.27	Form of Warrant Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.4	March 5, 2014
10.28	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014
10.29	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014
10.30 †	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.2	November 7, 2014
10.31 †	Production Pricing Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.3	November 7, 2014
10.32 †	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges					X
23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X
32.1*	Section 1350 Certifications	—	—	—	—
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Furnished herewith
**	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla Motors, Inc.

Date: February 26, 2015	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal	February 26, 2015
Elon Musk	Executive Officer)

/s/ Deepak Ahuja	Chief Financial Officer (Principal Financial Officer	February 26, 2015
Deepak Ahuja	and Principal Accounting Officer)

/s/ Brad Buss	Director	February 26, 2015
Brad Buss

/s/ Robyn Denholm	Director	February 26, 2015
Robyn Denholm

/s/ Ira Ehrenpreis	Director	February 26, 2015
Ira Ehrenpreis

/s/ Antonio Gracias	Director	February 26, 2015
Antonio Gracias

/s/ Stephen Jurvetson	Director	February 26, 2015
Stephen Jurvetson

/s/ Kimbal Musk	Director	February 26, 2015
Kimbal Musk