Form 10-Q
period 2015-03-31
TESLA MOTORS INC
filed 2015-05-11
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 126,403,793 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,510,076	$1,905,713
Restricted cash and marketable securities	20,693	17,947
Accounts receivable	200,052	226,604
Inventory	1,054,840	953,675
Prepaid expenses and other current assets	135,756	94,718
Total current assets	2,921,417	3,198,657
Operating lease vehicles, net	912,061	766,744
Property, plant and equipment, net	2,224,191	1,829,267
Restricted cash	13,846	11,374
Other assets	48,515	43,209
Total assets	$6,120,030	$5,849,251
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$732,331	$777,946
Accrued liabilities	353,768	268,884
Deferred revenue	226,474	191,651
Capital lease obligations, current portion	9,622	9,532
Customer deposits	249,476	257,587
Convertible senior notes and other debt	620,710	601,566
Total current liabilities	2,192,381	2,107,166
Capital lease obligations, less current portion	11,265	12,267
Deferred revenue, less current portion	312,850	292,271
Convertible senior notes and other debt, less current portion	1,888,672	1,806,518
Resale value guarantee	606,221	487,879
Other long-term liabilities	228,367	173,244
Total liabilities	5,239,756	4,879,345
Commitments and contingencies (Note 9)
Convertible senior notes (Notes 6)	54,277	58,196
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; 126,362,303 and 125,687,607 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	126	126
Additional paid-in capital	2,429,677	2,345,266
Accumulated other comprehensive loss	(15,965)	(22)
Accumulated deficit	(1,587,841)	(1,433,660)
Total stockholders' equity	825,997	911,710
Total liabilities and stockholders' equity	$6,120,030	$5,849,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Automotive	$893,320	$588,871
Services and other	46,560	31,671
Total revenues	939,880	620,542
Cost of revenues
Automotive	631,745	436,254
Services and other	48,062	29,160
Total cost of revenues	679,807	465,414
Gross profit	260,073	155,128
Operating expenses
Research and development	167,154	81,544
Selling, general and administrative	195,365	117,551
Total operating expenses	362,519	199,095
Loss from operations	(102,446)	(43,967)
Interest income	184	141
Interest expense	(26,574)	(11,883)
Other income (expense), net	(22,305)	6,718
Loss before income taxes	(151,141)	(48,991)
Provision for income taxes	3,040	809
Net loss	$(154,181)	$(49,800)
Net loss per share of common stock, basic and diluted	$(1.22)	$(0.40)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	125,946,657	123,472,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(154,181)	$(49,800)
Other comprehensive loss, net of tax:
Unrealized net gain on short-term marketable securities	204	—
Foreign currency translation adjustment	(16,147)	—
Other comprehensive loss	(15,943)	—
Comprehensive loss	$(170,124)	$(49,800)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(154,181)	$(49,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,112	44,268
Stock-based compensation	43,026	37,038
Amortization of discount on convertible debt	17,941	8,493
Inventory write-downs	5,901	1,578
Fixed asset disposal	2,753	—
Other non-cash operating activities	2,862	2,561
Foreign currency transaction (gain) loss	27,977	(1,909)
Changes in operating assets and liabilities
Accounts receivable	2,175	(23,721)
Inventories and operating lease vehicles	(307,209)	(198,594)
Prepaid expenses and other current assets	(43,475)	(11,429)
Other assets	(6,055)	153
Accounts payable	(43,242)	78,257
Accrued liabilities	90,735	19,280
Deferred revenue	50,729	50,394
Customer deposits	(3,012)	34,981
Resale value guarantee	62,712	54,318
Other long-term liabilities	41,457	12,855
Net cash provided by (used in) operating activities	(131,794)	58,723
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases	(426,060)	(141,364)
(Increase) decrease in other restricted cash	(6,284)	1,295
Purchases of short-term marketable securities	—	(189,111)
Net cash used in investing activities	(432,344)	(329,180)
Cash Flows From Financing Activities
Collateralized lease borrowing	77,961	—
Proceeds from issuance of convertible and other debt	77,661	2,000,000
Proceeds from exercise of stock options and other stock issuances	35,218	35,726
Principal payments on capital leases and other debt	(3,726)	(2,545)
Common stock and convertible other debt issuance costs	(958)	(30,302)
Proceeds from issuance of warrants	—	338,400
Purchase of convertible note hedges	—	(524,720)
Net cash provided by financing activities	186,156	1,816,559
Effect of exchange rate changes on cash and cash equivalents	(17,655)	1,917
Net increase (decrease) in cash and cash equivalents	(395,637)	1,548,019
Cash and cash equivalents at beginning of period	1,905,713	845,889
Cash and cash equivalents at end of period	$1,510,076	$2,393,908
Supplemental noncash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	235,582	36,835
Estimated fair market value of facilities under build-to-suit lease	29,212	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components, and energy storage applications. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market, manufacture, sell and/or service our vehicles.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Beginning in the three months ended March 31, 2015, we changed the composition of the revenue and cost of revenue lines in our statements of operations. Automotive includes revenues related to deliveries of new Model S, including vehicle options, data connectivity, and Supercharging, sales of regulatory credits to other automotive manufacturers, amortization of revenue for cars sold with resale value guarantees, Model S leasing revenue, and scrap sales. Services and other consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services, Tesla Energy, and pre-owned Tesla vehicle sales. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning January 1, 2015, the functional currency of each of our foreign subsidiaries changed to the local country’s currency. This change was based on the culmination of facts and circumstances that have developed as we expanded our foreign operations over the past year. The adjustment of $10.0 million attributable to the current rate translation of non-monetary assets as of the date of the change is included in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of March 31, 2015.

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

Car sales include certain standard features and customer selected options and configurations that meet the definition of a deliverable under multiple-element accounting guidance, including internet connectivity, Supercharging access, and specified software updates for cars equipped with Autopilot hardware. These deliverables are valued on a stand-alone basis and we recognize their related revenue over our performance period which is generally the eight-year life of the car or, for software upgrades, as they are delivered. If we sell a deliverable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering third party pricing of similar options, costs used to develop and deliver the service, and other information which may be available.

As of March 31, 2015, we had deferred $43.8 million, $29.1 million, $16.7 million, and $1.2 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, Model S connectivity, and Autopilot software upgrades. As of December 31, 2014, we had deferred $39.7 million, $25.6 million, $14.4 million, and $1.5 million related to these same performance obligations.

Resale Value Guarantees

We offer resale value guarantees or similar buy-back terms to all customers who purchase a Model S in the US, Canada and selected European and Asian markets and finance their vehicle through one of our specified commercial banking partners. Under the program, Model S customers have the option of selling their vehicle back to us during the period of 36 to 39 months after delivery for a pre-determined resale value. Although we receive full payment for the vehicle sales price at the time of delivery, we account for transactions under the resale value guarantee program as operating leases. Accordingly, we defer revenue on the sale of the vehicle to deferred revenue and residual value guarantee and recognize revenue attributable to the lease on a straight-line basis over the guarantee period to automotive revenue. Similarly, we capitalize the cost of the leased vehicle and depreciate its value, less expected salvage value, to cost of automotive revenue over the same period.

At the end of the resale value guarantee period, which is the earlier of 39 months or the pay-off date of the initial loan, the resale value guarantee and deferred revenue balances are settled to automotive revenue and the net book value of the leased vehicle is expensed to costs of automotive revenue if our customer retains ownership of the car.  In cases where a customer returns the vehicle back to us between months 36 and 39, we purchase the car in the amount of the resale value guarantee and settle any remaining deferred revenue balance to automotive revenue.

In the fourth quarter of 2014, Tesla also began offering resale value guarantees in connection with automobile sales to certain bank leasing partners. As Tesla has guaranteed the value of these vehicles and as the vehicles are expected to be leased to end-customers, we account for them as collateralized borrowings. As of March 31, 2015 and December 31, 2014, we had $76.7 million and $19.6 million of such borrowings recorded in resale value guarantee and $17.2 million and $0 million recorded in deferred revenue liability, of which a portion will be accreted to revenue and a portion may be distributed to the bank leasing partner should we decide to repurchase the vehicles at the end of the term or should the bank sell the car to a third party and receive proceeds less than the value we have guaranteed. The maximum cash payment to re-purchase these vehicles under these arrangements at March 31, 2015, is $55.4 million. Cash received upon the sale of such cars is classified as collateralized lease borrowing within cash flows from financing activities in our Consolidated Statement of Cash Flows.

Account activity related to our resale value guarantee program consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating Lease Vehicles
Operating lease vehicles under the resale value guarantee program—beginning of period	$684,590	$376,979
Net increase in operating lease vehicles under the resale value guarantee program	139,791	84,515
Depreciation expense recorded in cost of automotive revenues	(22,041)	(12,402)
Additional depreciation expense recorded in cost of automotive revenues as a result of early cancellation of resale value guarantee	(4,396)	(2,060)
Reclassifications to inventory resulting from return of vehicle under trade-in program	(5,233)	—
Operating lease vehicles under the resale value guarantee program—end of period	$792,711	$447,032

Deferred Revenue
Deferred revenue related to the resale value guarantee program—beginning of period	$381,096	$230,856
Net increase in deferred revenue including Model S deliveries with resale value guarantee and reclassification of collateralized borrowing from long-term to short-term	91,694	63,070
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive revenue	(44,980)	(21,779)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(909)	(1,441)
Release of deferred revenue resulting from return of vehicle under trade-in program	(2,797)	—
Deferred revenue related to the resale value guarantee program—end of period	$424,104	$270,706

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$487,879	$236,298
Net increase in resale value guarantee	124,112	55,602
Reclassification from long-term to short-term collateralized borrowing	(644)	—
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(1,070)	(1,283)
Release of resale value guarantee resulting from return of vehicle under trade-in program	(4,056)	—
Resale value guarantee liability—end of period	$606,221	$290,617

Model S Leasing Program

In April 2014, we began offering a leasing program in the United States and Canada for Model S. Qualifying customers are permitted to lease a Model S for 36 months, after which time they have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and accordingly, we recognize leasing revenues over the contractual term of the individual leases and record cost of automotive revenues equal to the depreciation of the leased vehicles. As of March 31, 2015 and December 31, 2014, we had deferred $14.8 million and $9.4 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive revenue and for the three months ended March 31, 2015, we recognized $6.6 million.

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

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Accrued warranty—beginning of period	$129,043	$53,182
Warranty costs incurred	(11,786)	(9,300)
Net changes in liability for pre-existing warranties, including expirations	10,762	8,120
Provision for warranty	27,282	19,930
Accrued warranty—end of period	$155,301	$71,932

Our warranty reserves do not include projected warranty costs associated with our operating lease vehicles and vehicles sold with resale value guarantee and similar buy-back terms as such actual warranty costs are expensed as incurred. For the three months ended March 31, 2015 and 2014, warranty costs incurred for our operating lease vehicles were $1.8 million and $1.2 million. Warranty expense is recorded as a component of cost of automotive revenue.

Cost of automotive revenue during the first quarter of 2015 also included a $10.7 million increase to our warranty reserve to reflect the additional preventative repairs we plan to perform on customer drive units and high-voltage battery packs when brought in for warranty related service.

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

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. Our cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits. We invest cash not required for use in operations in high credit quality securities based on our investment policy. Our investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that we believe will provide liquidity while reducing risk of loss of capital. Our investments are currently of a short-term nature and include U.S. treasury bills.

As of March 31, 2015 and December 31, 2014, our accounts receivable were derived primarily from amounts to be received from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs). As of March 31, 2015, we have two customers who individually account for 23% and 10% of our accounts receivable.

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

The following table presents the potential weighted common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented. Anti-dilutive share counts for the twelve months ended December 31, 2014 have been updated.

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2015	2014	2014
Employee share based awards	15,711,086	14,288,189	14,729,749
Convertible senior notes	2,040,822	2,015,267	2,344,998
Warrants issued May 2013	471,339	433,479	921,985

Since we expect to settle the principal amount of our outstanding convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52, $359.87 and $359.87 per share for the 2018 Notes, 2019 Notes and 2021 Notes.

Uncertain Tax Positions

As of March 31, 2015 and December 31, 2014, the aggregate balances of our gross unrecognized tax benefits were $47.8 million and $41.4 million, of which $45.2 million and $39.1 million,  would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

3. Balance Sheet Components

Inventory

As of March 31, 2015 and December 31, 2014, our inventory consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$370,553	$392,292
Work in process	63,058	56,114
Finished goods	492,645	397,318
Service parts	128,584	107,951
Total	$1,054,840	$953,675

Finished goods inventory includes vehicles in transit to fulfill customer orders, vehicles used for marketing purposes and service loaners, until they are sold to customers, new vehicles available for immediate sale at our retail and service center locations, and pre-owned Tesla vehicles.  The increase in finished goods inventory was primarily due to customer orders that were in transit for delivery at quarter-end while there was a reduction in the new vehicles available for immediate sale.

Property, Plant and Equipment

As of March 31, 2015 and December 31, 2014, our property, plant and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Machinery, equipment and office furniture	$819,794	$720,746
Construction in progress	763,628	572,125
Leasehold improvements	310,235	230,270
Tooling	308,082	295,906
Building and building improvements	198,024	154,362
Computer equipment and software	114,824	98,970
Land	51,990	49,478
	2,566,577	2,121,857
Less: Accumulated depreciation and amortization	(342,386)	(292,590)
Total	$2,224,191	$1,829,267

Construction in progress is comprised primarily of assets related to the manufacturing of our Model S, including building improvements at our Tesla Factory in Fremont, California, Gigafactory construction, tooling and manufacturing equipment and capitalized interest expense. Depreciation of construction in progress begins when the assets are ready for their intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three months ended March 31, 2015 and 2014, we capitalized $8.3 million and $1.2 million of interest expense.

We are sometimes involved in construction at our leased facilities. In accordance with Accounting Standards Codification 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period. Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease for financial reporting purposes and included in building and building improvements in the table above. As of March 31, 2015 and December 31, 2014, the table above includes $61.5 million and $52.4 million of build-to-suit assets. As of March 31, 2015 and December 31, 2014, corresponding financing obligations of $0 million and $21.0 million are recorded in accrued liabilities and $61.3 million and $31.4 million are recorded in other long-term liabilities.

Depreciation and amortization expense during the three months ended March 31, 2015 and 2014 were $52.1 million and $28.9 million. Total property and equipment assets under capital lease as of March 31, 2015 and December 31, 2014 were $34.8 million and $33.4 million. Accumulated depreciation related to assets under capital lease as of these dates were $14.7 million and $12.8 million.

We have acquired land for the site of our Gigafactory and have incurred$146.2 million of construction costs as of March 31, 2015.

Accrued Liabilities

As of March 31, 2015 and December 31, 2014, our accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Taxes payable	$83,739	$71,229
Accrued purchases	146,952	68,547
Payroll and related costs	66,544	54,492
Other	56,533	74,616
Total	$353,768	$268,884

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

As of March 31, 2015 and December 31, 2014, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands):

	March 31, 2015				December 31, 2014
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$874,305	$874,305	$—	$—	$1,275,346	$1,275,346	$—	$—
U.S. treasury bills	16,682	16,682	—	—	16,673	16,673	—	—
Total	$890,987	$890,987	$—	$—	$1,292,019	$1,292,019	$—	$—

Our available-for-sale marketable securities classified by security type as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$16,478	$204	$—	$16,682	$16,695	$—	$(22)	$16,673

As of March 31, 2015, the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.06 billion (par value $659.8 million), $807.3 million (par value $920.0 million), and $1.17 billion (par value $1.38 billion). As of December 31, 2014 the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.22 billion (par value $659.8 million), $852.2 million (par value $920.0 million), and $1.25 billion (par value $1.38 billion). These fair values represent level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk. As of March 31, 2015, the $77.7 million carrying value of our Warehouse Facility liability approximates the fair value.

5. Customer Deposits

We collect deposits from customers at the time they place an order for a vehicle and, in some locations, at certain additional milestones up to the point of delivery. Customer deposit amounts and timing vary depending on the vehicle model and country of delivery. Customer deposits related to Model X currently represent fully refundable reservations. Customer deposits are included in current liabilities until refunded or until they are applied to a customer’s purchase balance at time of delivery.

As of March 31, 2015 and December 31, 2014, we held customer deposits of $249.5 million and $257.6 million.

6. Convertible and Long-term Debt Obligations

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. Each $1,000 of principal of the 2019 Notes and 2021 Notes will initially be convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from 2019 Notes and $1.36 billion from 2021 Notes. We incurred $14.2 million and $21.4 million, of debt issuance costs in connection with the 2019 Notes and the 2021 Notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Similarly, in connection with the issuance of additional notes in April 2014, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a strike price of $512.66 per share for the warrants relating to 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a strike price of $560.64 per share for the warrants relating to 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet.

During the first quarter of 2015, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the 2019 Notes and 2021 Notes to convert have been met as of March 31, 2015. Therefore, the 2019 Notes and 2021 Notes are not convertible during the second quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the second quarter of 2015 or a future quarter, the 2019 Notes and 2021 Notes will be convertible at their holders’ option during the immediately following quarters.

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

During the first quarter of 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the second quarter of 2015. As such, we classified the $605.5 million carrying value of our 2018 Notes as current liabilities and classified $54.3 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our condensed consolidated balance sheet as of March 31, 2015. Similarly, debt issuance costs were classified as other current assets as of March 31, 2015. Should the closing price conditions be met in the second quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

Convertible Senior Notes Carrying Value and Interest Expense

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the notes from the respective host debt instrument and initially recorded the conversion option for the 2018, 2019, and 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes, 2021 Notes, and 2018 Notes are being amortized to interest expense at the effective interest rate over the contractual terms of the notes.

	March 31, 2015			December 31, 2014
	2018 Notes	2019 Notes	2021 Notes	2018 Notes	2019 Notes	2021 Notes
	(in thousands, except years and percentages)
Carrying value	$605,485	$768,488	$1,057,749	$601,566	$759,891	$1,046,627
Unamortized discount	54,277	151,512	322,251	58,196	160,109	333,373
Principal amount	$659,762	$920,000	$1,380,000	$659,762	$920,000	$1,380,000
Remaining amortization period (years)	2.9	3.7	5.7
Effective interest rate on liability component	4.29%	4.89%	5.96%
Carrying amount of equity component	$82,800	$188,100	$369,400
If converted value in excess of par value	$340,432	$—	$—

Warehouse line of credit

In March 2015, we entered into a loan and security agreement (the “Warehouse Facility”) for a secured asset based line of credit for a principal amount up to $100 million. Obligations under the Warehouse Facility are secured on a first priority basis by certain of our direct lease contracts and the related lease vehicles. We sell the lease contracts and related vehicles to a wholly owned, bankruptcy-remote, special purpose entity that transfers an ownership interest in these assets, but not the assets themselves, to third-party lenders. Borrowings under the Warehouse Facility are generally limited to up to 72% of the present value of the remaining lease payments and the residual vehicle values under eligible lease contracts. As of March 31, 2015, we have borrowed $77 million under the Warehouse Facility.

Interest is payable monthly on amounts borrowed under the Warehouse Facility at a variable rate of LIBOR plus 1.65% and on undrawn amounts at a rate of 0.5%.  The Warehouse facility matures in March 2017, at which time all outstanding borrowing will become due. Prior to that date, principal payments will be due in the amount that the borrowing limit decreases below our outstanding principal balance.

Interest Expense

The following table presents the aggregate amount of interest expense recognized on the warehouse line of credit, 2018 Notes, 2019 Notes, and 2021 Notes relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount.

	Three Months Ended March 31,
	2015	2014
Contractual interest coupon	$7,307	$3,652
Amortization of debt issuance costs	1,530	736
Amortization of debt discount	23,638	8,492
Total	$32,475	$12,880

7. Equity Incentive Plans

Performance-based Stock Option Grant

In 2014, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by our company, the Compensation Committee of our Board of Directors granted stock options to certain employees to purchase 1,073,000 shares of our common stock. Each such grant consists of four vesting tranches with a vesting schedule based entirely on the attainment of future performance milestones, assuming continued employment and service to us through each vesting date.

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

As of March 31, 2015, the following performance milestone was considered probable of achievement.

•	Completion of the first Model X Production Vehicle.

For the three months ended March 31, 2015 and 2014, we recorded stock-based compensation expense of $3.7 million and $2.9 million related to this grant, respectively.

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

As of March 31, 2015, the market conditions for six vesting tranches and the following performance milestone were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype.
•	Successful completion of the Model X Beta Prototype;

As of March 31, 2015, the following three performance milestones were considered probable of achievement:

•	Completion of the first Model X Production Vehicle;
•	Successful completion of the Model 3 Alpha Prototype; and
•	Aggregate vehicle production of 100,000 vehicles.

For the three months ended March 31, 2015 and 2014, we recorded stock-based compensation expense of $1.4 million and $10.0 million related to this grant, respectively.

No cash compensation has been received by our CEO for his services to the company.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$4,601	$3,106
Research and development	19,792	13,545
Selling, general and administrative	18,633	20,387
Total	$43,026	$37,038

8. Commitments and Contingencies

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint, made claims against Tesla and its CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs have appealed from the trial court’s order, and that appeal is pending.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components and energy storage applications. We are currently producing and selling our second vehicle, the Model S sedan. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. Model S inherited many of the electric powertrain innovations we introduced with our first vehicle, the Tesla Roadster. We commenced deliveries of Model S in June 2012 and have delivered over 66,000 vehicles through March 31, 2015. In 2014 we announced the availability of our All-Wheel Drive Model S and began delivery, starting with a performance-optimized version, in December 2014. Since then we have announced a 70 kWh All-Wheel Drive Model S and discontinued the 60 kWh Model S.

We are continuing to develop our Model X crossover vehicle and intend to commence customer deliveries late in the third quarter of 2015. After the Model X, our goal is to introduce Model 3, a lower priced sedan designed for the mass market, in 2017.

Our primary source of revenue is from the sale of our vehicles. During the three months ended March 31, 2015, we recognized total revenues of $939.9 million, an increase of $319.3 million over total revenues of $620.5 million for the three months ended March 31, 2014, primarily driven by growth of Model S deliveries worldwide.

Gross margin for the three months ended March 31, 2015 was 27.7%, an increase from 25.0% for the three months ended March 31, 2014. Higher vehicle production volume, manufacturing efficiencies and vehicle cost reductions, combined with favorable product mix, contributed to higher gross margin in the first quarter of 2015, despite the strengthening of the U.S. dollar which affected our revenue from sales in foreign markets.

Research and development (R&D) expenses for the three months ended March 31, 2015 were $167.2 million, an increase from $81.5 million for the three months ended March 31, 2014. Higher R&D expenses in the first quarter of 2015 reflected our growing engineering work on Model X as well as efforts to develop the right hand drive All-Wheel Drive Model S.

We continue to increase our sales and service footprint worldwide and expand our Supercharging network. With the continued global expansion of our customer support and Supercharger infrastructure, selling, general and administrative expenses were $195.4 million for the three months ended March 31, 2015, compared to $117.6 million for the three months ended March 31, 2014.

Management Opportunities, Challenges and Risks

Orders, Production and Deliveries

During the last several months, we have broadened the appeal of Model S by introducing all-wheel drive vehicles and Model S 70D.  In addition, we remain on track to introduce Model X late in the third quarter of this year.  We expect that demand for our vehicles will continue to increase worldwide as more people drive and become aware of our vehicles, as we grow our customer support infrastructure, and as we continue to develop our products.

In order to meet this anticipated demand for both Model S and Model X, we are executing a plan to increase our combined Model S and Model X production capacity to over 2,000 units per week by the end of 2015. In August 2014, we began our production ramp by transitioning to our new final assembly line and upgrading our body center. We are continuing to make further investment in production capacity during 2015, including building a new paint shop, a new body shop for Model X, and additional stamping capacity. We expect our annual production will increase by over 50% each year for the next several years. In addition, scaling our deliveries entails that we increase the number of customer-configured cars in-transit.  We therefore expect production to increase faster than deliveries, resulting in higher finished goods inventory.

Our recent production capacity expansion contributed to average weekly production in excess of 1,000 vehicles per week during the first quarter of 2015, considering the planned shutdown of production during the first week of the year. During 2015, we plan to achieve significant efficiencies in Model S production and begin production of Model X with the intent of achieving a significantly faster initial production ramp than we achieved with Model S. The introduction of Model X into our existing production process will add significant complexity and may affect our ability to initially meet future efficiency and delivery targets.

In addition to expanding our production, we expect to continue to lower the cost of manufacturing our vehicles and improve our gross margin. Significant cost improvements for Model S were achieved in 2014, including material cost reductions from both engineering and commercial actions, as well as manufacturing efficiencies. We expect that this trend will continue as we execute on our roadmap. We expect that such improvements will allow us to significantly improve our gross margin excluding the impact of foreign currency movements. During our product introductions in 2014, we incurred manufacturing inefficiencies which negatively impacted our gross margin. When we introduce Model X, we expect that both production inefficiencies and supply chain inefficiencies typical of a new product introduction will suppress Model X margins for at least a few quarters after its introduction. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives or introduce Model X efficiently, our ability to reach our gross margin goals would be negatively affected.

We expect to deliver approximately 55,000 Model S and X vehicles worldwide in 2015, which is about 74% more deliveries than we achieved in 2014. To support this growth, we plan to continue to expand our Supercharger, stores and service infrastructure worldwide as well as to provide better service in areas with a high concentration of Model S customers. As we now offer Model S in many countries within North America, Europe and Asia, our expansion will primarily occur in geographic areas in which we already have a presence. Based on our current projections, we expect our long-term sales outside of North America will be almost half of our worldwide automotive revenue. Despite initial challenges in China, we plan to continue to invest in our infrastructure in China as we believe that the country could be one of our largest markets within a few years. However, as compared to markets in the United States and Europe, we have relatively limited experience in China and other Asian markets; thus, we may face continuing difficulties meeting our future expansion plans in Asia.

Trends in Capital Expenditures and Operating Expenses

Our capital expenditures and operating expenses have significantly increased in the past year. As we continue to invest in the long term growth of Tesla, capital spending and operating expenses will continue to increase, but at a more moderate pace than in 2014. During 2015, capital expenditures are expected to be about $1.5 billion as we expand production capacity, complete Model X development, and continue to build the Gigafactory and expand our stores and service centers, as well as continue other product development programs, including Model 3.

Our operating expenses will continue to grow in 2015, but at less than half the pace of growth in 2014. Our R&D expenses in particular will continue to increase as we complete the development, validation, and testing of Model X and accelerate design and engineering work on Model 3. Growth of sales, general and administrative expenses will be more modest as we will be particularly focused on increasing operational efficiency while we continue to expand our customer and corporate infrastructure. Over time, we expect overall operating expenses to decrease as a percentage of revenue.

As of March 31, 2015 and December 31, 2014, the net book value of our Supercharger network was $128.5 million and $107.8 million and currently includes 425 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia and expect such spending to be approximately 5% of total capital spending over the next 12 months. During 2015, this investment will grow our Supercharger network by about 50%. We allocate Supercharger related expenses to cost of automotive revenues and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

Customer Financing Options

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions. We offer a resale value guarantee in connection with certain loans offered by financial institutions and provide this guarantee to approximately 11,760 Model S customers. We expanded this program to selected European and Asian markets this quarter. Model S deliveries with the resale value guarantee currently do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program requires the deferral of revenues and costs into future periods under lease accounting. Although lease accounting will continue to impact our revenues and operating results in the period cars are sold under this and similar programs, as time passes, the amortization of existing deferred revenues and costs will begin to partially offset this adverse impact. Furthermore, while we do not assume any credit risk related to the customer, we are exposed to the risk that a vehicle’s resale value may be lower than our estimates and the volume of vehicles returned to us may be higher than our estimates which could adversely impact our cash flows.

We currently offer leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through a banking partner. Leasing through Tesla Finance is now available in 37 states, the District of Columbia and in 4 provinces of Canada. Through March 31, 2015, we have leased approximately 1,740 vehicles through Tesla Finance and approximately 900 vehicles through our banking partner. Leasing through both Tesla Finance and our banking partner exposes us to residual value risk and will adversely impact our near-term revenues and operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from Tesla Finance (but not for those offered through our bank partner), we will not receive the full amount of the cash for the vehicle price at delivery and will assume customer credit risk. We plan to continue expanding our leasing offerings.

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

The Tesla Gigafactory

We are building the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate battery precursor material, cell, module and battery pack production in one location. In June 2014, we broke ground on the Gigafactory outside of Reno, Nevada. Construction continued during the first quarter of 2015 with plans that the first cells will be produced in 2016.

We will prepare and provide the land, buildings and utilities for the Gigafactory, invest in production equipment for battery cell, module and pack production and be responsible for the overall management of the Gigafactory and we will engage with partners who have significant experience in battery cell production. We have partnered with Panasonic to manufacture and supply us with battery cells and we anticipate bringing on additional partners to create a fully integrated industrial complex. Although planning discussions with production and supply chain partners continue to progress, to-date we have not formalized any agreements with any other partners. Given the size and complexity of this undertaking, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

Automotive revenue includes revenues related to deliveries of new Model S, including internet connectivity, Supercharging access, and specified software updates for cars equipped with Autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers, amortization of revenue for cars sold with resale value guarantees, and Model S leasing revenue. Services and other revenue consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services, Tesla Energy, and pre-owned Tesla vehicle sales.

Automotive revenue during the three months ended March 31, 2015, were $893.3 million, an increase from $588.9 million during the three months ended March 31, 2014. The increase was primarily driven by the ramp in Model S deliveries. For the three months ended March 31, 2015 and 2014, automotive revenue includes $53.7 million and $23.7 million from the accretion of the deferred revenues from our resale value guarantee and other similar programs, as well as Model S leasing.

Service and other revenue during the three months ended March 31, 2015 were $46.6 million, an increase from $31.7 million during the three months ended March 31, 2014 related primarily to increases in maintenance service revenue and powertrain sales.

Cost of Revenues and Gross Profit

Cost of revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs and reserves for estimated warranty expenses. Cost of revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

Cost of automotive revenues during the three months ended March 31, 2015 were $679.8 million, an increase from $465.4 million for the three months ended March 31, 2014. The increase in cost of automotive revenues was driven primarily by increased Model S deliveries. In the three months ended March 31, 2015 and 2014, we recognized $24.9 million and $14.5 million in cost of automotive revenues related to vehicle depreciation for cars accounted for as operating leases. For cars accounted for as leases our warranty reserves do not include projected warranty costs as such actual warranty costs are expensed as incurred. For the three months ended March 31, 2015 and 2014, warranty costs incurred for our lease vehicles were $1.8 million and $1.2 million.

Cost of services and other revenue during the three months ended March 31, 2015 were $48.1 million, an increase from $29.2 million for the three months ended March 31, 2014. The increase in cost of services and other revenues was driven primarily by increased cost associated powertrain sales to Daimler and maintenance services.

Gross profit for the three months ended March 31, 2015 and 2014 were $260.1 million and $155.1 million. Gross margin for the three months ended March 31, 2015 and 2014 were 27.7% and 25.0%. The increase in gross profit from 2014 to 2015 was primarily due to manufacturing efficiencies, vehicle cost reductions, and favorable product mix, as well as higher regulatory credit sales, partially offset by increased warranty reserve estimates. Services and other gross margin was negative 3.2%, which was primarily driven by a planned price reduction for powertrain sales to Daimler.

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

R&D expenses for the three months ended March 31, 2015 were $167.2 million, an increase from $81.5 million for the three months ended March 31, 2014. The increase in R&D expenses consisted primarily of a $39.8 million increase in expensed materials primarily to support our Model X development, Autopilot, and other Model S improvements, a $22.7 million increase in employee compensation expenses,  a $10.4 million increase in costs related to Model X, Autopilot, and dual motor powertrain engineering, design and testing activities, and a $5.9 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses for the three months ended March 31, 2015 were $195.4 million, an increase from $117.6 million for the three months ended March 31, 2014. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The $77.8 million increase in our SG&A expenses consisted primarily of a $36.5 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $33.3 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business,  and a $9.9 million increase in professional and outside services costs.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 was $26.6 million and $11.9 million. The increase in interest expense from 2014 to 2015 was due to the issuance of $920.0 million aggregate principal amount of 2019 Notes and $1.38 billion aggregate principal amount of 2021 Notes during the first half of 2014.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other expense, net, during the three months ended March 31, 2015 was $22.3 million, as compared to $6.7 million other income during the three months ended March 31, 2014. The increase in our other expense, net, is primarily attributable to a $21.7 million unfavorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities, primarily unsettled intercompany balances and cash held in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2015 and 2014 was $3.0 million and $0.8 million. The increases in the provision for income taxes were due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

As of March 31, 2015, we had $1.51 billion in principal sources of liquidity available from our cash and cash equivalents including $874.3 million of money market funds. Amounts held in foreign currencies had a U.S. dollar equivalent of $408 million as of March 31, 2015, and consisted primarily of Norwegian krone, Japanese yen, euro, and Chinese yuan.

Sources of cash are predominately from our deliveries of Model S, as well as customer deposits for Model S and Model X, sales of regulatory credits, and sales of powertrain components and systems. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with adequate liquidity over the next 12 months based on our current plans. These cash flows enable us to fund our ongoing operations, research and development projects for our planned Model X, Model 3, and certain other future products; purchase tooling and manufacturing equipment required to introduce Model X and to continue to ramp up production of Model S; construct our Gigafactory; and establish and expand our stores, service centers and Supercharger network. We currently anticipate making aggregate capital expenditures of about $1.5 billion during 2015.

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

Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(131,794)	$58,723
Net cash used in investing activities	(432,344)	(329,180)
Net cash provided by financing activities	186,156	1,816,559

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

During the three months ended March 31, 2015 and 2014, cash provided by (used in) operating activities was ($131.8) million and $58.7 million. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in finished goods inventory primarily due to cars in transit for customer orders and pre-owned vehicles, partially offset by proceeds from sales and marketing vehicles, as well as cash used for operating lease vehicles and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S manufacturing equipment and tooling and our stores, service centers and Supercharger network infrastructure. During the three months ended March 31, 2015 and 2014, cash used in investing activities was $432.3 million and $329.2 million. Cash flows from investing activities and variability between comparable periods related primarily to capital expenditures, which were $426.1 million and $141.4 million during the three months ended March 31, 2015 and 2014. Expenditures in all periods consisted primarily of purchases of capital equipment, tooling, and facilities to support our Model S and Model X manufacturing. Additionally, during the three months ended March 31, 2014 we purchased $189.1 million in marketable securities.

In 2014, we began construction of our Gigafactory facility in Nevada. Tesla’s contribution to total capital expenditures is expected to be about $2.0 billion over the next 5 years. During the three months ended March 31, 2015, we used cash of $56.3 million towards the construction of this project and expect to spend up to $300 million for the full year.

Cash Flows from Financing Activities

During the three months ended March 31, 2015 and 2014, net cash provided by financing activities was $186.2 million and $1.82 billion. Cash flows from financing activities during the three months ended March 31, 2015 consisted primarily of $76.7 million in net proceeds from our warehouse facility and $78.0 million received from vehicle sales to our bank leasing partners. Cash flows from financing activities during the three months ended March 31, 2014 consisted primarily of $1.8 billion net proceeds from the issuance of our 2019 and 2021 Notes, including the associated hedge and warrant transactions.

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In 2014, we issued $920.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.38 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from 2019 Notes and $1.36 billion from 2021 Notes. The interest rates are fixed at 0.25% and 1.25% per annum for the 2019 and 2021 Notes and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

In connection with the offering of these notes in 2014, we purchased a convertible note hedges for $603.4 million and sold warrants $389.2 million. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and 2021 Notes.

During the first quarter of 2015, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of March 31, 2015. Therefore, the 2019 Notes and 2021 Notes are not convertible during the second quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the second quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter.

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

During the first quarter of 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the second quarter of 2015. Upon conversion of 2018 Notes, we will be obligated to pay cash for the principal amount of the converted notes and we may also have to deliver shares of our common stock in respect of such converted notes. Any conversion of the notes prior to their maturity or acceleration of the repayment of the notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met in the second quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the 2018 Notes will be converted in the short term.

For more information on the 2018 Notes, 2019 Notes, and 2021 Notes see Note 6 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2015, we received proceeds of $77.7 million under our Warehouse Facility. The Warehouse facility matures in March 2017, at which time all outstanding borrowing will become due. Prior to that date, principal payments will be due in the amount that the borrowing limit decreases below our outstanding principal balance.

During the three months ended March 31, 2015 we made additional sales to bank leasing partners, which are accounted for as collateralized borrowing. Under these arrangements, we have guaranteed that the bank will receive a minimum residual value for each vehicle. Should the car be sold by the bank to a third party, we are obligated to pay the bank for the difference between sales proceeds and the guarantee amount. We may, at our option, elect to repurchase the vehicles by paying the full guarantee amount, which was $55.4 million March 31, 2015.

There have been no other material changes during the three months ended March 31, 2015 from the contractual obligations disclosed in Part II, Item 7, Contractual Obligations, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As a result of the unfavorable impact from unsettled foreign currency-denominated intercompany balances and foreign currency cash holdings, related largely to our Norwegian kroner and euro balances, we recorded losses of $21.7 million on foreign exchange transactions in other income (expense), net, for the three months ended March 31, 2015.

Interest Rate Risk

We had cash and cash equivalents totaling $1.5 billion as of March 31, 2015. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of March 31, 2015, we had $2.96 billion aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $20.9 million, all of which are fixed rate instruments. Therefore, these instruments are not subject to fluctuations in interest rates.

We pay interest on our Warehouse Facility at a rate of LIBOR plus 1.65%. As such, should interest rates increase significantly it could have an adverse impact on our results of operations and cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Securities Litigation

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint, made claims against Tesla and its CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs have appealed from the trial court’s order, and that appeal is pending.

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

We may experience significant delays or other complications in bringing new vehicles to market. For example, while we expect Model X deliveries to start late in the third quarter of 2015, refinements resulting from ongoing development and extensive testing of this vehicle could result in delays in its introduction. Complications could also arise from other factors, including the expansion of our production capacity required to bring Model X to market, finalization of its supply chain, and completion of regulatory approvals. Ahead of the Model X launch, we plan to expand capacity in several areas for our current and future vehicles, including installing a state of the art, highly automated casting and machining operation for various aluminum components for our vehicles, increasing production on our new drive unit line, installing a new robotic body assembly shop for Model X production and commissioning a new paint facility. Our suppliers may not be able to provide components in a timely manner, at an acceptable price or in the necessary quantities. Finally, we will also need to do extensive testing to ensure that Model X is in compliance with applicable NHTSA safety regulations and obtain EPA and CARB certification to emission regulations prior to beginning volume production and delivery of the vehicles.

We, as well as other automobile manufacturers, have experienced delays or other complications in connection with new vehicle models. In 2012, we experienced delays in the production ramp of Model S and in 2014, we delayed the start of the production ramp for the All-Wheel Drive Dual Motor Model S. Any significant delay or other complication in the development, manufacture, launch and production ramp of Model X or our future vehicles, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

Our long-term success will be dependent upon our ability to design, build and achieve market acceptance of our vehicles, including Model S and new vehicle models such as Model X and Model 3.

Our long-term success is dependent on market acceptance of Model S and future electric vehicles we introduce. In the United States, there is no guarantee that Model S will continue to be successfully accepted by the general public, especially in the long-term. As we expand in Europe and Asia, there is no guarantee that customers in these markets will embrace our vehicles and if they do not, demand for our vehicles could be lower than our expectations.

Moreover, there can be no assurance that we will be able to design future electric vehicles that will meet the expectations of our customers or that our future models, including Model X, will become commercially viable. To date, we have publicly revealed only an early prototype of the Model X and work continues on the finalization of it. To the extent that we are not able to build Model X in accordance with consumer expectations, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us.

Also, we have announced our intent to develop Model 3 which we expect to produce at the Tesla Factory after the introduction of Model X. We intend to offer this vehicle at a lower price point and expect to produce it at higher volumes than our Model S. Importantly, we anticipate producing Model 3 for the mass market and thus we will need a high-volume supply of lithium-ion cells at reasonable prices.   In addition, we have not yet finalized the design, engineering or component sourcing plans for Model 3 and there are no assurances that we will be able to bring this vehicle to market at the price point and in the volume that we currently intend. The market for vehicles in the price range we expect for Model 3 is much more competitive than for Model S and Model X, and therefore margins may be lower compared to Model S and Model X margins.

While we intend each of our production vehicles and their variants to meet a distinct segment of the automotive market, our vehicles may end up competing with each other which may delay sales and associated revenue to future periods. Also, if we fail to accurately anticipate demand for each of our vehicles, this could result in inefficient expenditures and production delays. Furthermore, to date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles as well as limited experience allocating our available resources among the design and production of multiple vehicles, such as Model S, Model X and Model 3.

We may be unable to meet our production and delivery plans for Model S and Model X, both of which could harm our business and prospects.

Since we began manufacturing and delivering Model S in 2012, we have significantly increased production and deliveries, and our plans call for an even greater increase in production and deliveries going forward. As part of this effort, we recently completed a new final assembly line and added more automation to our body shop at the Fremont factory, are installing a highly automated casting and machining operation for various aluminum components and are finishing the construction of a new high volume paint shop. Our ability to further ramp-up high volume Model S production, including for the All-Wheel Drive Dual Motor Model S, which we recently began producing for the first time, and ultimately to commence and ramp production and delivery of Model X, will depend upon a number of factors, including our ability to use these new manufacturing processes as planned while maintaining our desired quality levels, our suppliers’ ability to deliver quality parts to us in a timely manner, and efficiently making design changes to ensure consistently high quality. To produce a vehicle that meets our quality standards requires us to carefully analyze each step of our production plan, improve the efficiency of our manufacturing processes and continue to train our employees. Our suppliers also must produce new products in sufficient quantities and quality to meet our demand. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. Any disruption in our production of Model S and Model X in line with our plans could materially damage our brand, business, prospects, financial condition and operating results.

In addition, for Model S we have introduced a number of new manufacturing technologies and techniques, such as aluminum spot welding systems, which have not been widely adopted in the automotive industry; and the Model S has a number of new and unique design features, such as a 17 inch display screen, retractable exterior door handles, and all-new dual motor and autopilot hardware, each of which poses unique manufacturing challenges. Similarly, Model X will have additional new manufacturing technologies and techniques, such as those associated with the falcon-wing door, which will pose different manufacturing challenges. Production and deliveries for Model S and then Model X will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity or cause us to miss planned production targets, any of which could have a material adverse effect on our financial condition and operating results. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Concurrent with the significant increase in our planned production levels, we will also need to continue to significantly increase deliveries of our vehicles. We have limited experience in delivering a high volume of vehicles, and, in particular, to locations outside of the United States. We may face difficulties meeting our delivery and growth plans in Asia and the right hand drive markets we have entered, which may impact our ability to achieve our worldwide delivery goals. If we are unable to ramp up to meet our delivery goals globally to match the production rate of our vehicles, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

Our ability to grow volume production and deliveries for our vehicles is subject to certain risks and uncertainties, including:

•

that our suppliers will be able and willing to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce our vehicles in volume and reach our financial targets;

•

that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of our vehicles in a timely manner that meets our production plan and allows for high quality vehicles;

•	that we will be able to fully ramp production of our vehicles to keep up with demand;
•	that we will be able to ramp sales of Model S throughout Asia;
•	that we will be able to adequately respond in a timely manner to any problems that may arise with our vehicles;
•	that we will be able to schedule and complete deliveries at our planned higher volume production levels;
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

Finally, detailed long-term testing of quality, reliability and durability of our vehicles is ongoing and any negative results from such testing could cause production or delivery delays, cost increases, or lower quality of our vehicles.

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

If our vehicles or vehicles that contain our powertrains fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles or vehicles that contain our powertrains, such as the Toyota RAV4 EV or the Mercedes-Benz B-Class EV, may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles are highly dependent on software to operate. Software products are inherently complex and often contain defects and errors when first introduced, and changes to software may have unexpected effects. Model S issues experienced by customers include those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery. Although we attempt to remedy any issues we observe in our vehicles as effectively and as rapidly as possible, such efforts may not be timely or up to the satisfaction of our customers.   Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

Additionally, while Model S achieved an overall five star safety rating by NHTSA, there is no guarantee that future model years or variants or other Tesla vehicles will also attain such safety ratings, and any such rating is not a guarantee of safe product design or that any individual vehicle will be free of any defect or failure.

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

Furthermore, a failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our vehicles could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles in North America, Europe and Asia does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.  Factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•	perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost;
•	perceptions about the limited range over which electric vehicles may be driven on a single battery charge;
•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;
•	improvements in the fuel economy of the internal combustion engine;
•	the availability of service for electric vehicles;
•	volatility in the cost of oil and gasoline;
•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy as well as tax and other governmental incentives to purchase and operate electric vehicles; and
•	access to charging facilities, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle.

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

We intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians. Because our vehicles are based on a different technology platform than traditional internal combustion engines, we may not be able to hire individuals with sufficient training in electric vehicles, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, the failure of which could seriously harm our business, prospects, operating results and financial condition.

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

We incur significant costs related to procuring the raw materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of Model S and powertrain manufacturing facilities and the recent launch in Asia. Furthermore, if we are unable to produce Model X pursuant to our plan due to cost overruns or other unexpected costs, we may not be able to meet our gross margin targets.

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

These events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells. However, we have delivered only a limited number of our vehicles to customers and have limited field experience with them. We have also only delivered a limited number of battery packs to Daimler. Accordingly, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

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

In 2013, we began offering resale value guarantees to many of our customers. In April and October of 2014, we started offering leasing to business customers and individual customers, respectively, including through Tesla Finance, our captive finance company. Both the resale value guarantee program and leasing offered through Tesla Finance generate lower revenues in the period the car is delivered as compared to cash purchases and both expose us to the risk that any vehicles repurchased or returned to us under the programs may be resold by us for prices less than we estimate.

Under the resale value guarantee program, Model S customers have the option of selling their vehicle back to us at a certain point in time for a pre-determined resale value. As a result of this resale value guarantee and customers having the option of selling their vehicles to us, we apply lease accounting to such purchases, which defers the recognition of the associated revenues over time instead of full recognition at vehicle delivery. Although the resale value guarantee does not impact our cash flows and liquidity at the time of vehicle delivery, a significant uptake under this program could have a significant adverse impact on our near term GAAP revenues and operating results.

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

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only one supplier for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendors could disrupt production of our vehicles and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices. Any attempts to increase vehicle prices in response to increased raw material costs could be viewed negatively by our customers, result in cancellations of vehicle orders and reservations and could materially and adversely affect our brand, image, business, prospects and operating results.

Our success could be harmed by negative publicity regarding our company or our products.

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

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to continue to sell our vehicles in company-owned Tesla stores and over the internet. While we believe our approach is important to the success of our technology and vehicles, this model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system.

We have opened Tesla stores in North America, Europe and the Asia Pacific Region, many of which have been open for only a short period of time. We have relatively limited experience distributing and selling our vehicles through our Tesla stores, especially in Asia. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. The concept and layout of our interactive stores, is different than what has previously been used in automotive sales. We do not know whether our store strategy will continue to be successful. We may incur additional costs in order to improve or change our retail strategy.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and would have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid from company funds, not by insurance. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under such a policy.

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

Moreover, it has been reported that many of the other large OEMs, such as Daimler, Lexus and Audi, are also developing electric vehicles. Several new start-ups have also entered or announced plans to enter the market for electric vehicles. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

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

We expect competition in our industry to intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. There can be no assurances that we will be able to compete successfully in our markets. Increased competition could result in lower vehicle unit sales, price reductions,revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Demand in the automobile industry is volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we currently or will sell our vehicles, such as Europe and Asia, will impact our business, prospects and operating results as well. Demand for our vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

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

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	our limited operating history;
•	unfamiliarity with or uncertainty about Model X and future Tesla vehicles;
•	uncertainty about the long-term market acceptance of alternative fuel vehicles generally, or electric vehicles specifically;
•	the perceived prospect that we will need ongoing infusions of external capital to fund our planned operations;
•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and
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

We have limited experience servicing our vehicles, especially in Asia. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to satisfactorily service our customers and the various service related issues that they are facing and may face in the future, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired.

We service our vehicles through our company-owned Tesla service centers, certain of our stores, and through our mobile service technicians known as the Tesla Rangers. We will need to open new standalone service centers in locations around the world and hire and train significant numbers of new employees to staff these service centers and act as Tesla Rangers in order to successfully maintain our fleet of delivered vehicles. We may have difficulties in continuing to adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell the Model S, Model X, Model 3 and other future planned electric vehicles, and sell our electric powertrain components. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric cars and maintenance and repair services. Any problems associated with the Toyota RAV4 EV and Mercedes-Benz B-Class EV, both of which use a Tesla powertrain may also hurt the Tesla brand.

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

Our plan to expand our network of Tesla stores, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicles. This ongoing global expansion may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore, there can be no assurances that we will be able to expand on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Tesla stores, service centers and Superchargers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We have opened Tesla stores and service centers in major metropolitan areas throughout North America, Europe and Asia, and we plan to open additional stores and service centers worldwide to support our ongoing growth. We have also rapidly expanded our Supercharger network in the U.S., Europe and China. However, we may not be able to expand at a sufficient rate and our planned expansion will require significant cash investment and management resources, as well as efficiency in the execution of establishing these locations and in hiring and training the necessary employees to effectively sell and service our vehicles.

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

Any reduction or elimination of government and economic incentives may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. We currently benefit from certain exemptions in the United States, such as the California state sales and use taxes. Similarly, government programs in Europe favor the purchase of electric vehicles, including through disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. If such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, sales of all electric vehicles, including our Model S, could be adversely affected. In addition, customers in certain markets may delay taking delivery of their Tesla vehicles if they believe that certain electric vehicle incentives will be available at a later date, which may negatively affect our ability to achieve our planned delivery targets.

Our strategic relationships with third parties, such as Panasonic, are subject to various risks which could adversely affect our business and future prospects.

Our strategic relationships with third parties, such as Panasonic which supplies us with battery cells for use in Model S and Model X and is our partner in the Gigafactory, pose various risks to us, including potential loss of access to important technology and vehicle parts, potential loss of business and adverse publicity. In addition, these third parties may not perform as expected under our agreements with them, such as with respect to vehicle parts quality and timeliness, and we may have disagreements or disputes with these third parties. The occurrence of any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

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

As an automobile manufacturer, we are subject to national, state, provincial and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials, both in the United States and abroad. Environmental, health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by new, or future amendments to, such laws that may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and associated fines and penalties. Capital and operating expenses needed to comply with environmental, health and safety laws and regulations can be significant, and violations of those laws may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations. These expenses could have a material adverse effect on our financial condition or operating results.

Contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations.

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

Although none of our employees is currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our automobile production facility in Fremont, California was purchased from NUMMI. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We also own and operate another component manufacturing facility in Lathrop, California. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price.

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

Our collection, use, retention, security and transfer of personal information of our customers is subject to federal, state, and international laws. These laws continue to be enacted and may be inconsistent from jurisdiction to jurisdiction. Complying with changing international laws may cause us to incur substantial costs, expose us to legal liability or require us to change our business practices. Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

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

We expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model X and future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, develop the Gigafactory, open new Tesla service centers with maintenance and repair capabilities, open new Supercharger locations, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

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

There have been reports of vehicles of other automobile manufacturers being “hacked” to grant access and operation of the vehicles to unauthorized persons and would-be thieves. Our vehicles, and in particular Model S, are technologically advanced machines requiring the interoperation of numerous complex and evolving hardware and software systems.  Subject to our customers’ ability to opt out pursuant to our privacy policy, Model S is designed with built-in data connectivity to accept and install periodic remote updates from us to improve or update the functionality of these systems. Although we have designed, implemented and tested security measures to prevent unauthorized access to our vehicles and their systems, if our information technology networks and communications with our vehicles were to be manipulated, damaged, disrupted or shutdown due to attacks by hackers or breaches due to errors by personnel who have access to our networks and systems, such attacks or breaches could result in unexpected control of or changes to our vehicles’ functionality, user interface and performance characteristics. Hackers may also use similar means to gain access to data stored in or generated by the vehicle, such as its current geographical position, previous and stored destination address history and web browser “favorites.” Any such unauthorized control of vehicles or access to or loss of information could result in legal claims or proceedings and negative publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

We may need or want to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

The design, manufacture, sale and servicing of automobiles is a capital intensive business. We expect that our principal sources of liquidity will provide us adequate liquidity based on our current plans. However, until we are consistently generating positive free cash flows, if the costs for developing and manufacturing Model X exceed our expectations or if we incur any significant unplanned expenses or embark on or accelerate new significant strategic investments, such as the Gigafactory, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We need sufficient capital to fund our ongoing operations, continue research and development projects, including those for our planned Model X crossover and Model 3 vehicle, establish sales and service centers, build and deploy Superchargers and to make the investments in tooling and manufacturing capital required to introduce Model X. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, vehicle dealer associations in New York, Ohio and Massachusetts have filed lawsuits to revoke dealer licenses issued to us. These lawsuits have been dismissed, and in one recent court decision, the Supreme Court of Massachusetts held that state franchise laws like the one in Massachusetts do not restrict a manufacturer, like Tesla, that does not use franchised dealers from selling its vehicles directly to consumers. Such results have reinforced our continuing belief that state laws were not designed to prevent our distribution model. Similar lawsuits have been filed in Georgia and Missouri. Possible additional challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. Such events recently occurred in New Jersey, where the Motor Vehicle Commission, at the behest of the local automobile dealer lobby, passed a new regulation which purported to invalidate our sales licenses in the state, and in Michigan, where the state’s automobile dealer association managed to add language into an unrelated bill that had the effect of impairing our right to sell vehicles through Tesla stores in Michigan. The law in New Jersey has subsequently been clarified to permit our operations, and we are evaluating legislative and litigation solutions to remedy the situation in Michigan. Other states, such as New York, Ohio and Pennsylvania, have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate.

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following a securities offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the trial court dismissed the plaintiffs’ complaint with prejudice, this litigation

(if the trial court’s order is successfully appealed) or others like it could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 7, 2015, Tesla Motors, Inc. (“Tesla”) entered into an Agreement for Tax Abatement and Incentives (the “Incentive Agreement”) with the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development (the “Governor’s Office”).  The Incentive Agreement memorializes certain of Tesla’s previous discussions with the Governor’s Office relating to the construction and operation of the Gigafactory in Sparks, Nevada (the “Gigafactory”).

The Incentive Agreement provides for, among other things, the abatement of local sales & use taxes, real and personal property taxes, and employer excise taxes, which would otherwise be taxable for the construction and operation of the Gigafactory.  The Incentive Agreement also provides for certain discounts to the base tariff energy rates for electric power consumed at the Gigafactory and the grant of certain transferable tax credits to Tesla when capital investment and job creation occur.

Each of the aforementioned tax abatements and incentives will be available for the applicable periods beginning on October 17, 2014 and ending on June 30, 2034 as specified in the Incentive Agreement, subject to capital investments by Tesla and its partners for the Gigafactory of at least $3.5 billion in the aggregate on or before June 30, 2024, and certain other conditions specified in the Incentive Agreement.  If Tesla does not make the minimum capital investments, Tesla will be required to repay (with interest) to the respective taxing authorities the amounts of the tax abatements (with interest) and transferable tax credits realized by Tesla.

Tesla is also subject to compliance audit requirements throughout the applicable periods of the Incentive Agreement, which would be timely reviewed by the Governor’s Office.

The Incentive Agreement also contains customary warranty, indemnification and/or other provisions.

In connection with the Incentive Agreement, Tesla also entered into an agreement on May 8, 2015 with the county of Storey, where the Gigafactory is located, relating to the monthly reimbursement by the county of certain sales and uses taxes paid for tangible property purchased for use at the Gigafactory site.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla Motors, Inc.

Date: May 8, 2015	/s/ Deepak Ahuja
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