Form 10-Q
period 2015-06-30
TESLA MOTORS INC
filed 2015-08-07
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, there were 127,142,147 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla Motors, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,150,673	$1,905,713
Restricted cash and marketable securities	20,591	17,947
Accounts receivable	138,648	226,604
Inventory	1,212,279	953,675
Prepaid expenses and other current assets	106,430	94,718
Total current assets	2,628,621	3,198,657
Operating lease vehicles, net	1,120,246	766,744
Property, plant and equipment, net	2,646,017	1,829,267
Restricted cash	19,774	11,374
Other assets	53,527	43,209
Total assets	$6,468,185	$5,849,251
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$771,637	$777,946
Accrued liabilities	345,401	268,884
Deferred revenue	288,527	191,651
Capital lease obligations, current portion	6,113	9,532
Resale value guarantees, current portion	67,700	-
Customer deposits	272,848	257,587
Convertible senior notes and other debt	632,162	601,566
Total current liabilities	2,384,388	2,107,166
Capital lease obligations, less current portion	11,254	12,267
Deferred revenue, less current portion	334,628	292,271
Convertible senior notes and other debt, less current portion	1,988,089	1,806,518
Resale value guarantees, less current portion	725,477	487,879
Other long-term liabilities	258,142	173,244
Total liabilities	5,701,978	4,879,345
Commitments and contingencies (Note 8)
Convertible senior notes (Notes 6)	50,273	58,196
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 127,100,947 and 125,687,607 shares issued and outstanding as of June 30, 2015 and December 31, 2014	127	126
Additional paid-in capital	2,502,679	2,345,266
Accumulated other comprehensive loss	(14,804)	(22)
Accumulated deficit	(1,772,068)	(1,433,660)
Total stockholders' equity	715,934	911,710
Total liabilities and stockholders' equity	$6,468,185	$5,849,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Automotive	$878,090	$727,829	$1,771,410	$1,316,700
Services and other	76,886	41,520	123,446	73,191
Total revenues	954,976	769,349	1,894,856	1,389,891
Cost of revenues
Automotive	666,386	519,811	1,298,131	956,065
Services and other	75,220	36,543	123,282	65,703
Total cost of revenues	741,606	556,354	1,421,413	1,021,768
Gross profit	213,370	212,995	473,443	368,123
Operating expenses
Research and development	181,712	107,717	348,866	189,262
Selling, general and administrative	201,846	134,031	397,211	251,583
Total operating expenses	383,558	241,748	746,077	440,845
Loss from operations	(170,188)	(28,753)	(272,634)	(72,722)
Interest income	247	467	431	608
Interest expense	(24,352)	(31,238)	(50,926)	(43,122)
Other income (expense), net	13,233	(1,226)	(9,072)	5,492
Loss before income taxes	(181,060)	(60,750)	(332,201)	(109,744)
Provision for income taxes	3,167	1,150	6,207	1,958
Net loss	$(184,227)	$(61,900)	$(338,408)	$(111,702)
Net loss per share of common stock, basic and diluted	$(1.45)	$(0.50)	$(2.68)	$(0.90)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	126,688,755	124,250,428	126,319,756	123,863,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(184,227)	$(61,900)	$(338,408)	$(111,702)
Other comprehensive loss, net of tax:
Unrealized net gain on short-term marketable securities	4	—	208	—
Foreign currency translation adjustment	1,157	—	(14,990)	—
Other comprehensive income (loss)	1,161	—	(14,782)	—
Comprehensive loss	$(183,066)	$(61,900)	$(353,190)	$(111,702)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(338,408)	$(111,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	168,501	98,983
Stock-based compensation	86,327	72,822
Amortization of discount on convertible debt	33,712	32,102
Inventory write-downs	15,950	3,850
Fixed asset disposal	4,991	6,305
Other non-cash operating activities	6,082	3,662
Foreign currency transaction (gain) loss	16,771	(210)
Changes in operating assets and liabilities
Accounts receivable	62,832	(47,931)
Inventories and operating lease vehicles	(706,220)	(458,132)
Prepaid expenses and other current assets	(3,385)	(24,207)
Other assets	(8,355)	(457)
Accounts payable and accrued liabilities	61,261	185,711
Deferred revenue	116,812	101,259
Customer deposits	19,573	64,946
Resale value guarantee	143,216	109,232
Other long-term liabilities	29,030	20,828
Net cash provided by (used in) operating activities	(291,310)	57,061
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases	(831,225)	(317,049)
Purchases of short-term marketable securities	-	(200,268)
Maturities of short-term marketable securities	-	189,131
Business acquisition	(12,260)	-
(Increase) decrease in other restricted cash	(11,696)	1,616
Net cash used in investing activities	(855,181)	(326,570)
Cash Flows From Financing Activities
Collateralized lease borrowing	196,535	—
Proceeds from issuance of convertible and other debt	168,246	2,300,000
Proceeds from exercise of stock options and other stock issuances	58,871	53,115
Principal payments on capital leases and other debt	(13,901)	(5,646)
Common stock and debt issuance costs	(5,244)	(35,150)
Proceeds from issuance of warrants	—	389,160
Purchase of convertible note hedges	—	(603,428)
Net cash provided by financing activities	404,507	2,098,051
Effect of exchange rate changes on cash and cash equivalents	(13,056)	479
Net increase (decrease) in cash and cash equivalents	(755,040)	1,829,021
Cash and cash equivalents at beginning of period	1,905,713	845,889
Cash and cash equivalents at end of period	$1,150,673	$2,674,910
Supplemental noncash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	265,970	63,861
Estimated fair market value of facilities under build-to-suit lease	40,468	19,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesla Motors, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components, and Tesla Energy products. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market, manufacture, sell and/or service our vehicles, and Tesla Energy products.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2015 and 2014, and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Beginning in the three months ended March 31, 2015, we changed the composition of the revenue and cost of revenue lines in our consolidated statement of operations. Automotive includes revenues related to deliveries of new Model S vehicles, including customer selected options, data connectivity, Supercharger access, sales of regulatory credits to other automotive manufacturers, amortization of revenue for cars sold with resale value guarantees, and Model S leasing revenue. Services and other consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services, Tesla Energy products, and pre-owned Tesla vehicle sales. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning January 1, 2015, the functional currency of each of our foreign subsidiaries changed to their local country’s currency. This change was based on the culmination of facts and circumstances that have developed as we expanded our foreign operations over the past year. The adjustment of $10.0 million attributable to the current rate translation of non-monetary assets as of the date of the change is included in accumulated other comprehensive loss on our condensed consolidated balance sheet.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting update which amends the existing accounting standards for revenue recognition. The new guidance provides a unified model to determine when and how revenue is recognized. Under the new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Revenue Recognition

We recognize revenues from sales of Model S, including vehicle options and accessories, vehicle service and sales of regulatory credits, such as zero emission vehicle and greenhouse gas emission credits, as well as sales of electric vehicle powertrain components and systems, such as battery packs and drive units. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

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

As of June 30, 2015, we had deferred $47.8 million, $34.6 million, $21.0 million, and $4.9 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, Model S connectivity, and Autopilot software upgrades. As of December 31, 2014, we had deferred $39.7 million, $25.6 million, $14.4 million, and $1.5 million related to these same performance obligations.

Resale Value Guarantees and Other Financing Programs

We offer resale value guarantees or similar buy-back terms to all customers who purchase a Model S in the US, Canada and selected European and Asian markets and who finance their vehicle through one of our specified commercial banking partners. Under these program, Model S customers have the option of selling their vehicle back to us during the guarantee period of 36 to 39 months after delivery for a pre-determined resale value. Although we receive full payment for the vehicle sales price at the time of delivery, we account for transactions under the resale value guarantee program as operating leases and recognize revenue attributable to the lease on a straight-line basis over the guarantee period to automotive revenue. The amount of proceeds related to the residual value guarantee is deferred until the option expires or is exercised. We capitalize the cost of the leased vehicle and depreciate its value, less expected salvage value, to cost of automotive revenue over the same period.

At the end of the resale value guarantee period, which is the earlier of 39 months or the pay-off date of the initial loan, the resale value guarantee and any remaining deferred revenue balances are settled to automotive revenue and the net book value of the leased vehicle is expensed to costs of automotive revenue if our customer retains ownership of the car.  In cases where a customer returns the vehicle back to us between months 36 and 39, we purchase the car in the amount of the resale value guarantee and settle any remaining deferred revenue balance to automotive revenue. As of June 30, 2015, $67.7 million of the resale value guarantee liability relates to guarantees that are exercisable by customers within the next twelve months.

In the fourth quarter of 2014, we also began offering residual value guarantees in connection with automobile sales to certain bank leasing partners. As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for them as collateralized borrowings. As of June 30, 2015 and December 31, 2014, we had $179.3 million and $19.6 million of such borrowings recorded in resale value guarantee and $40.7 million and $0 million recorded in deferred revenue liability, of which a portion will be accreted to revenue and a portion may be distributed to the bank leasing partner should we repurchase the vehicles at the end of the term or should the bank sell the car to a third party and receive proceeds less than the value we have guaranteed. The maximum cash payment to re-purchase these vehicles under these arrangements at June 30, 2015, is $131.6 million. Cash received upon the sale of such cars, net of revenue recognized during the period, is classified as collateralized lease borrowing within cash flows from financing activities in our consolidated statement of cash flows.

Account activity related to our resale value guarantee program consisted of the following for the periods presented (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Operating Lease Vehicles
Operating lease vehicles under the resale value guarantee program—beginning of period	$792,711	$684,590
Net increase in operating lease vehicles under the resale value guarantee program	208,399	348,192
Depreciation expense recorded in cost of automotive revenues	(26,951)	(48,993)
Additional depreciation expense recorded in cost of automotive revenues as a result of early cancellation of resale value guarantee	(5,058)	(9,455)
Reclassifications to inventory resulting from return of vehicle under trade-in program	(6,364)	(11,597)
Operating lease vehicles under the resale value guarantee program—end of period	$962,737	$962,737

Deferred Revenue
Deferred revenue related to the resale value guarantee program—beginning of period	$424,104	$381,096
Net increase in deferred revenue including Model S deliveries with resale value guarantee and reclassification of collateralized borrowing from long-term to short-term	118,648	210,388
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive revenue	(54,175)	(98,924)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(3,310)	(4,496)
Release of deferred revenue resulting from return of vehicle under trade-in program	(2,695)	(5,492)
Deferred revenue related to the resale value guarantee program—end of period	$482,572	$482,572

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$606,221	$487,879
Net increase in resale value guarantee	198,290	322,402
Reclassification from long-term to short-term collateralized borrowing	(3,743)	(4,387)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(2,966)	(4,036)
Release of resale value guarantee resulting from return of vehicle under trade-in program	(4,625)	(8,681)
Resale value guarantee liability—end of period	$793,177	$793,177

Model S Leasing Program

We offer a leasing program in the United States and Canada for Model S. Qualifying customers are permitted to lease a Model S directly from Tesla for 36 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and recognize leasing revenues over the contractual term and record the depreciation of these vehicles to cost of automotive revenues. As of June 30, 2015 and December 31, 2014, we had deferred $19.6 million and $9.4 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive revenue and for the three and six months ended June 30, 2015, we recognized $9.3 million and $15.9 million. Lease revenue for the three and six months ended June 30, 2014 was $0.2 million.

Warranties

We provide a manufacturer’s warranty on all vehicles, production powertrain components and systems sales, and we accrue warranty reserves upon delivery to the customer. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities, while the remaining amount is classified as long-term within other long-term liabilities.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accrued warranty—beginning of period	$155,301	$71,932	$129,043	$53,183
Warranty costs incurred	(17,287)	(9,271)	(29,073)	(18,571)
Net changes in liability for pre-existing warranties, including expirations	567	1,541	11,329	9,661
Provision for warranty	26,014	20,169	53,296	40,098
Accrued warranty—end of period	$164,595	$84,371	$164,595	$84,371

Our warranty reserves do not include projected warranty costs associated with our operating lease vehicles and vehicles sold with resale value guarantee or similar buy-back terms as such actual warranty costs are expensed as incurred. For the three and six months ended June 30, 2015, warranty costs incurred for our operating lease vehicles were $2.4 million and $4.2 million and for the three and six months ended June 30, 2014 were $1.8 million and $3.0 million. Warranty expense is recorded as a component of cost of automotive revenue.

Cost of automotive revenue during the six months ended June 30, 2015 included a $11.3 million increase to our warranty reserve to reflect the additional preventative repairs we plan to perform on customer drive units and high-voltage battery packs when brought in for warranty related service.

Inventory Valuation

We value our inventories at the lower of cost or market. Inventories are recorded at cost on a first-in, first-out basis. We record inventory write-downs when we have amounts of inventory that are in excess of our planned production or where inventory has become obsolete to our production requirements.

We also review inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert inventory on hand into a finished product.  Should our estimates of future selling prices or production costs change, material changes to these reserves may be required. A change in our estimates may result in a material charge to our reported financial results.

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

As of June 30, 2015 and December 31, 2014, our accounts receivable were derived primarily from amounts to be received from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs). As of June 30, 2015, we have two customers who individually account for 11% and 10% of our accounts receivable.

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

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (RSUs) granted to employees and our Employee Stock Purchase Plan (ESPP) to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock options and ESPP are estimated on the grant date and offering date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the service period which is generally four years for stock options and RSUs and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of estimated forfeitures.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended December 31,
	2015	2014	2015	2014	2014
Employee share based awards	14,339,572	13,883,882	14,396,259	14,124,057	14,729,749
Convertible senior notes	2,517,573	2,145,517	2,301,823	2,082,759	2,344,998
Warrants issued May 2013	1,177,659	626,447	858,019	533,469	921,985

Since we expect to settle the principal amount of our outstanding convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $124.52, $359.87 and $359.87 per share for the convertible senior notes due 2018 (2018 Notes), convertible senior notes due 2019 (2019 Notes), and convertible senior notes due 2021 (2021 Notes).

Uncertain Tax Positions

As of June 30, 2015 and December 31, 2014, the aggregate balances of our gross unrecognized tax benefits were $57.1 million and $41.4 million. $54.1 million and $39.1 million of these aggregate balances would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

3. Balance Sheet Components

Inventory

As of June 30, 2015 and December 31, 2014, our inventory consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$395,171	$392,292
Work in process	99,116	56,114
Finished goods	597,329	397,318
Service parts	120,663	107,951
Total	$1,212,279	$953,675

Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, and pre-owned Tesla vehicles.  The increase in finished goods inventory was primarily due to customer orders that were in transit for delivery at quarter-end while there was a reduction in the new vehicles available for immediate sale.

Property, Plant and Equipment

As of June 30, 2015 and December 31, 2014, our property, plant and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Machinery, equipment and office furniture	$918,134	$720,746
Construction in progress	1,027,256	572,125
Leasehold improvements	339,398	230,270
Tooling	340,090	295,906
Building and building improvements	243,750	154,362
Computer equipment and software	129,143	98,970
Land	52,115	49,478
	3,049,886	2,121,857
Less: Accumulated depreciation and amortization	(403,869)	(292,590)
Total	$2,646,017	$1,829,267

Construction in progress is comprised primarily of tooling and equipment related to the manufacturing of our Model S and Model X, Gigafactory construction, and capitalized interest expense. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and six months ended June 30, 2015, we capitalized $12.3 million and $20.6 million of interest expense. During the three and six months ended June 30, 2014, we capitalized $2.0 million and $3.2 million of interest expense.

We are sometimes involved in construction at our leased facilities primarily related to retail stores, service centers, and certain manufacturing facilities. In accordance with Accounting Standards Codification 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets and land during the construction period. Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease and included in building and building improvements in the table above. As of June 30, 2015 and December 31, 2014, the table above includes $102.6 million and $52.4 million of build-to-suit assets. As of June 30, 2015 and December 31, 2014, corresponding financing obligations of $0.6 million and $21.0 million are recorded in accrued liabilities and $102.0 million and $31.4 million are recorded in other long-term liabilities.

Depreciation and amortization expense during the three and six months ended June 30, 2015 was $60.8 million and $112.9 million. Depreciation and amortization expense during the three and six months ended June 30, 2014 was $36.1 million and $65.0 million. Total property and equipment assets under capital lease as of June 30, 2015 and December 31, 2014 were $36.1 million and $33.4 million. Accumulated depreciation related to assets under capital lease as of these dates were $16.8 million and $12.8 million.

We have acquired land for the site of our Gigafactory and have incurred $206.6 million of construction costs as of June 30, 2015.

Accrued Liabilities

As of June 30, 2015 and December 31, 2014, our accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Taxes payable	$49,288	$71,229
Accrued purchases	146,177	68,547
Payroll and related costs	66,588	54,492
Other	83,348	74,616
Total	$345,401	$268,884

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

As of June 30, 2015 and December 31, 2014, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands), and unrealized gains (losses) on all financial assets for all periods presented were less than $1.0 million:

	June 30, 2015				December 31, 2014
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$349,556	$349,556	$—	$—	$1,275,346	$1,275,346	$—	$—
U.S. treasury bills	16,662	16,662	—	—	16,673	16,673	—	—
Total	$366,218	$366,218	$—	$—	$1,292,019	$1,292,019	$—	$—

As of June 30, 2015, the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.44 billion (par value $659.8 million), $908.5 million (par value $920.0 million), and $1.36 billion (par value $1.38 billion). As of December 31, 2014 the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.22 billion (par value $659.8 million), $852.2 million (par value $920.0 million), and $1.25 billion (par value $1.38 billion). These fair values represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk. As of June 30, 2015, the $114.3 million carrying value of our Warehouse Facility liability and $50 million carrying value of our Asset Backed Credit Facility approximates the fair value of these borrowings.

5. Customer Deposits

Customer deposits include cash payments from customers at the time they place an order for a vehicle and additional payments up to the point of delivery including the fair value of customer trade-in vehicles that are applicable toward their new car purchase. Customer deposit amounts and timing vary depending on the vehicle model and country of delivery. Customer deposits related to Model X currently represent fully refundable reservations. Customer deposits are included in current liabilities until refunded or until they are applied to a customer’s purchase balance at time of delivery.

As of June 30, 2015 and December 31, 2014, we held customer deposits of $272.8 million and $257.6 million.

6. Convertible and Long-term Debt Obligations

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. Each $1,000 of principal of the 2019 Notes and 2021 Notes will initially be convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from the 2019 Notes and $1.36 billion from the 2021 Notes. We incurred $14.2 million and $21.4 million, of debt issuance costs in connection with the 2019 Notes and the 2021 Notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Similarly, in connection with the issuance of additional notes in April 2014, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a price of $512.66 per share for the warrants relating to 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a price of $560.64 per share for the warrants relating to 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payments upon the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet.

During the second quarter of 2015, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the 2019 Notes and 2021 Notes to convert have been met as of June 30, 2015. Therefore, the 2019 Notes and 2021 Notes are not convertible during the third quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the third quarter of 2015 or a future quarter, the 2019 Notes and 2021 Notes will be convertible at their holders’ option during the immediately following quarter.

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

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payment upon the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet.

During the second quarter of 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the third quarter of 2015. As such, we classified the $609.5 million carrying value of our 2018 Notes as current liabilities and classified $50.3 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our condensed consolidated balance sheet as of June 30, 2015. Similarly, debt issuance costs were classified as other current assets as of June 30, 2015. Should the closing price conditions be met again in the third quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

Convertible Senior Notes Carrying Value and Interest Expense

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes from the respective host debt instrument and initially recorded the conversion option for the 2018, 2019, and 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2018 Notes, 2019 Notes, and 2021 Notes are being amortized to interest expense at the effective interest rate over the contractual terms of the Notes.

	June 30, 2015			December 31, 2014
	2018 Notes	2019 Notes	2021 Notes	2018 Notes	2019 Notes	2021 Notes
	(in thousands, except years and percentages)
Carrying value	$609,489	$777,287	$1,069,159	$601,566	$759,891	$1,046,627
Unamortized discount	50,273	142,713	310,841	58,196	160,109	333,373
Principal amount	$659,762	$920,000	$1,380,000	$659,762	$920,000	$1,380,000
Remaining amortization period (years)	2.7	3.4	5.4
Effective interest rate on liability component	4.29%	4.89%	5.96%
Carrying amount of equity component	$82,800	$188,100	$369,400
If converted value in excess of par value	$761,575	$—	$—

Warehouse line of credit

In March 2015, we entered into a loan and security agreement (the “Warehouse Facility”) for a secured asset based line of credit for a principal amount up to $100 million. In June 2015, we amended the Warehouse Facility for an additional principal amount of $50 million, for a total of up to $150 million. Obligations under the Warehouse Facility are secured by certain of our lease contracts with Tesla directly and the related leased vehicles. In connection with the Warehouse Facility, we sold the beneficial interest in such lease contracts and related vehicles to a wholly owned special purpose entity that is the borrower in the Warehouse Facility, which pledged such beneficial interest in the underlying assets to the third-party lender under the Warehouse Facility. Borrowings under the Warehouse Facility are generally limited to up to 72% of the net present value of the remaining lease payments and the residual vehicle values under eligible lease contracts. As of June 30, 2015, we have borrowed $114.3 million under the Warehouse Facility.

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

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements for our borrowings. As of June 30, 2015 we were in compliance with all covenants contained in the Warehouse Facility agreement.

Asset-Based Credit Agreement

In June 2015, we entered into a senior secured asset-based revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $500.0 million (the “Credit Facility”), which we may draw upon as needed. We may increase the total commitments under the Credit Facility by up to an additional $250.0 million, subject to certain conditions, for total commitments up to $750 million. In addition, the Credit Agreement provides for a $100.0 million letter of credit sub-facility and a $40.0 million swing-line loan sub-facility. The Credit Agreement is collateralized by a pledge of certain of our accounts receivable, inventory, and equipment, and availability under the Credit Agreement is based on the value of such assets, as reduced by certain reserves.

Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. Interest is payable quarterly. The Credit Agreement terminates, and all outstanding loans become due and payable, in June 2020. As of June 30, 2015, we have borrowed $50.0 million under the Credit Facility.

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements for our borrowings. As of June 30, 2015 we were in compliance with all covenants contained in the Credit Agreement.

Interest Expense

The following table presents the aggregate amount of interest expense recognized on the Warehouse Facility, Credit Agreement, 2018 Notes, 2019 Notes, and 2021 Notes relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest coupon	$7,741	$7,522	$15,048	$11,174
Amortization of debt issuance costs	1,727	1,516	3,257	2,252
Amortization of debt discount	24,213	23,609	47,851	32,102
Total	$33,681	$32,647	$66,156	$45,528

7. Equity Incentive Plans

Performance-based Stock Option Grant

In 2014, to create incentives for continued long term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by our company, the Compensation Committee of our Board of Directors granted stock options to certain employees to purchase an aggregate 1,073,000 shares of our common stock. Each such grant consists of four vesting tranches with a vesting schedule based entirely on the attainment of future performance milestones, assuming continued employment and service to us through each vesting date.

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

As of June 30, 2015, the following performance milestone was considered probable of achievement.

•	Completion of the first Model X Production Vehicle.

For the three and six months ended June 30, 2015, we recorded stock-based compensation expense of $4.0 million and $7.7 million related to this grant. For the three and six months ended June 30, 2014, we recorded stock-based compensation expense of $3.4 million and $6.3 million related to this grant.

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

As of June 30, 2015, the market conditions for six vesting tranches and the following performance milestones were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype; and
•	Successful completion of the Model X Beta Prototype.

As of June 30, 2015, the following three performance milestones were considered probable of achievement:

•	Completion of the first Model X Production Vehicle;
•	Successful completion of the Model 3 Alpha Prototype; and
•	Aggregate vehicle production of 100,000 vehicles.

For the three and six months ended June 30, 2015, we recorded stock-based compensation expense of $1.3 million and $2.7 million related to this grant. For the three and six months ended June 30, 2014, we recorded stock-based compensation expense of $4.4 million and $14.4 million related to this grant.

No cash compensation has been received by our CEO for his services to the company.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$4,820	$3,912	$9,421	$7,018
Research and development	19,912	14,822	39,704	28,367
Selling, general and administrative	18,603	17,049	37,236	37,436
Total	$43,335	$35,783	$86,361	$72,821

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint, made claims against Tesla and our CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs have appealed from the trial court’s order, and that appeal is pending.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components and energy storage products. We are currently producing and selling our second vehicle, the Model S sedan. Model S is a four door, five-passenger premium sedan that offers exceptional performance, functionality and attractive styling. We commenced deliveries of Model S in June 2012 and have delivered over 78,000 Model S vehicles through June 30, 2015. In 2014, we announced the availability of our All-Wheel Drive Model S and began delivery, starting with a performance-optimized version, in December 2014. Since then, we announced a 70 kWh Model S both with All-Wheel Drive and rear wheel drive options and an upgrade to a 90 kWh battery pack, and we discontinued the 60 kWh Model S.   In addition, we recently announced the next generation of our energy storage products, the 7 kWh and 10 kWh Powerwall for residential applications and the 100 kWh Powerpack for commercial and industrial applications.  We expect to begin production and deliveries of these products, which we will market under the Tesla Energy brand, later this year.

We are continuing to develop our Model X crossover vehicle and intend to commence customer deliveries late in the third quarter of 2015. After Model X, our goal is to begin deliveries of Model 3, a lower priced sedan designed for the mass market, in late 2017.

Our primary source of revenue is from the sale of our vehicles. During the three months ended June 30, 2015, we recognized total revenues of $955.0 million, an increase of $185.7 million over total revenues of $769.3 million for the three months ended June 30, 2014, primarily driven by growth of Model S deliveries worldwide. Gross margin for the three months ended June 30, 2015 was 22.3%, a decrease from 27.7% for the three months ended June 30, 2014.

We continue to increase our sales and service footprint worldwide and expand our Supercharging network. With the continued global expansion of our customer support and Supercharger infrastructure, selling, general and administrative expenses were $201.8 million for the three months ended June 30, 2015, compared to $134.0 million for the three months ended June 30, 2014.

Management Opportunities, Challenges and Risks

Orders, Production and Deliveries

We have broadened the appeal of Model S by introducing new variants that improve range, performance and value.  For those wanting a more affordable car, we introduced Model S 70 with a starting price of only $70,000 before incentives and fuel savings.  A new 90kWh battery pack option increases the range of our 85D by 6%, which enables almost 300 miles of range at 65 mph.  Finally, for our performance enthusiasts, the new Ludicrous mode option improves 0 to 60 mph acceleration to 2.8 seconds. In addition, we remain on track to introduce Model X late in the third quarter of this year and to begin to ramp production in the fourth quarter.  We expect that demand for our vehicles will continue to increase worldwide as more people drive and become aware of our vehicles, as we grow our customer sales and support infrastructure, and as we continue to develop our products.

We are highly confident of having combined Model S and Model X production and demand levels of 1,600 to 1,800 vehicles per week in 2016. Additionally, we are executing a plan to have the capacity to produce up to 2,000 combined Model S and Model X vehicles that we can utilize should circumstances warrant. In August 2014, we began our production ramp by transitioning to our new final assembly line and upgrading our body center. We are continuing to make further investment in production capacity during 2015, including building a new paint shop, a new body shop for Model X, and additional stamping capacity. We expect our annual production will increase over 50% each year for the next several years. In addition, scaling our deliveries entails that we will continue to have a number of customer-configured cars in-transit.  We therefore expect production to exceed deliveries, resulting in higher finished goods inventory.

During 2015, we are working to achieve significant efficiencies in Model S production and begin production of Model X with the intent of achieving a significantly faster initial production ramp than we achieved with Model S. The introduction of Model X into our existing production process will add increased complexity and may affect our ability to initially meet efficiency and delivery targets.  In the past, when we have added complexity to our production line, we have experienced unexpected delays.  These problems may occur again as we begin to simultaneously produce Model S and Model X vehicles.

In addition to expanding our production, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters. We expect that this trend will contribute to improved gross margin over time, excluding the impact of foreign currency movements and product mix. Significant cost improvements for Model S were achieved in 2014 and 2015, including material cost reductions from both engineering and commercial actions, and manufacturing efficiencies. During our product introductions in 2014 and 2015, we incurred manufacturing inefficiencies which negatively impacted our gross margin. When we introduce Model X, we expect that both production inefficiencies and supply chain inefficiencies typical of a new product introduction will suppress Model X margins for several quarters. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives or introduce Model X efficiently, our ability to reach our gross margin goals would be negatively affected in the short-term.

We expect to deliver between 50,000 and 55,000 Model S and Model X cars in 2015.  Our first priority always is to deliver great cars.  While our equipment installation and final testing of Model X has gone well to date, there are many dependencies that could influence our fourth quarter production and deliveries. We are still testing the ability of many Model X suppliers to deliver high quality production parts in quantities sufficient to meet our planned production ramp.  Since production ramps rapidly late in the fourth quarter, for example, a one-week push out of this ramp due to an issue at even a single supplier could reduce Model X production by approximately 800 units for the quarter.  Furthermore, since Model S and Model X are produced on the same general assembly line, Model X production challenges could slow Model S production.  In addition, the timing of the Model X production ramp and high total deliveries in the fourth quarter create operational challenges for our delivery organization towards the end of the year.  These dependencies add complexity in predicting our production and delivery rates with precision.

To support our planned growth in 2016, we plan to continue expanding stores and service infrastructure worldwide, provide more timely service in areas with a high concentration of Model S customers, and continue expanding our Supercharger network. Since we now offer Model S in many countries throughout North America, Europe and Asia, our expansion will primarily occur in geographic areas in which we already have a presence. We expect our long-term sales outside of North America will be almost half of our worldwide automotive revenue. Despite initial challenges in China, we plan to continue to invest in our infrastructure there as we believe that China could be one of our largest markets within a few years. However, as compared to markets in the United States and Europe, we have relatively limited experience in China and other Asian markets; thus, we may face continuing difficulties meeting our future expansion plans in Asia.

Trends in Capital Expenditures and Operating Expenses

Our capital expenditures and operating expenses have significantly increased in the past year. As we continue to invest in the long term growth of Tesla, capital spending and operating expenses will continue to increase, but at a more moderate pace than in 2014. During 2015, capital expenditures are expected to be about $1.5 billion as we expand production capacity, complete Model X development, and continue to build the Gigafactory; expand our stores and service centers, expand our Supercharger network, and continue other product development programs, including Model 3.

Our operating expenses are expected to grow by 45% to 50% in 2015 as compared to 2014 which will be less than half the pace of growth in 2014. Our R&D expenses will continue to increase in Q3 2015 due to development, validation, and testing of Model X and will slow down beyond that. R&D expenses will start to increase again in 2016 with engineering work on Model 3 as we get closer to its launch. We expect sales, general and administrative expenses to decline over time as a percentage of revenue as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure. Over time, we also expect overall operating expenses to decrease as a percentage of revenue.

As of June 30, 2015 and December 31, 2014, the net book value of our Supercharger network was $139.8 million and $107.8 million and currently includes 480 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia and expect such spending to be approximately 5% of total capital spending over the next 12 months. During 2015, this investment will grow our Supercharger network by about 50%. We allocate Supercharger related expenses to cost of automotive revenues and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

Customer Financing Options

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions. We offer a resale value guarantee in connection with certain loans offered by financial institutions and provide this guarantee to approximately 13,600 Model S customers. We expanded this program to selected European and Asian markets during the first half of 2015. Resale value guarantees available for exercise within the next 12 months are $67.7 million and relate to 1,635 vehicles.

Model S deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program requires the deferral of revenues and costs into future periods as they are considered leases for accounting purposes. As these deferred revenue and costs are recognized over the residual value periods, total automotive revenue and gross margin increase.

While we do not assume any credit risk related to the customer, if a customer exercises the option to return the vehicle to us, we are exposed to liquidity risk that the resale value of vehicles under these programs may be lower than our guarantee, or the volume of vehicles returned to us may be higher than our estimates, or we may be unable to resell the used cars in a timely manner, all of which could adversely impact our cash flows. Alternatively, in cases where customers retain their vehicles past the expiration of the guarantee period, the remaining deferred revenues and costs will be recognized at no gross profit.

Based on current market demand for our cars, we estimate the resale prices for our vehicles will continue to be above our resale value guarantee amounts. Should market values of our vehicles or customer demand decrease, these estimates may be impacted materially.

We currently offer leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through a banking partner. Leasing through Tesla Finance is now available in 37 states, the District of Columbia and in 4 provinces of Canada. Through June 30, 2015, we have leased approximately 2,300 vehicles through Tesla Finance and approximately 2,100 vehicles through our banking partner. Leasing through both Tesla Finance and our banking partner exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from Tesla Finance (but not for those offered through our bank partner), we will not receive the full amount of the cash for the vehicle price at delivery and will assume customer credit risk. We plan to continue expanding our leasing offerings.

The Tesla Gigafactory

We are building the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate production of battery material, cells, modules and battery packs in one location. In June 2014, we broke ground on the Gigafactory outside of Reno, Nevada. Construction continued through the second quarter of 2015 with plans that the first products will be produced in the first quarter of 2016.

We continue to invest in construction of the building and utilities at the Gigafactory and in production equipment for battery, module and pack production. We will be responsible for the overall management of the Gigafactory and will engage with partners who have significant experience in battery cell and material production. We have partnered with Panasonic to manufacture and supply us with battery cells and we anticipate bringing on additional partners to create a fully integrated industrial complex. Although planning discussions with production and supply chain partners continue to progress, to-date we have not formalized any agreements with any other partners. Given the size and complexity of this undertaking, the cost of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q which also includes discussion of Recent Accounting Pronouncements that may impact us.

Results of Operations

Revenues

Automotive revenue includes revenues related to deliveries of new Model S vehicles, including internet connectivity, Supercharging access, and specified software updates for cars equipped with Autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers, amortization of revenue for cars sold with resale value guarantees, and Model S leasing revenue.

Services and other revenue consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services, Tesla Energy products, and pre-owned Tesla vehicles.

Automotive revenue during the three and six months ended June 30, 2015 were $878.1 million and $1.77 billion, an increase from $727.8 million and $1.32 billion during the three and six months ended June 30, 2014. The increase was primarily driven by the ramp in Model S deliveries. For the three and six months ended June 30, 2015, automotive revenue includes $69.5 million and $123.2 million from the accretion of the deferred revenues from our resale value guarantee and other similar programs, as well as Model S leasing, an increase from $29.4 million and $53.1 million during the three and six months ended June 30, 2014 as a result of a greater number of resale value guarantees.

Service and other revenue during the three and six months ended June 30, 2015 were $76.9 million and $123.4 million, an increase from $41.5 million and $73.2 million during the three and six months ended June 30, 2014, related primarily to increases in pre-owned vehicle sales, maintenance service revenue, and powertrain sales.

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

Cost of automotive revenues during the three and six months ended June 30, 2015 were $666.4 million and $1.30 billion, an increase from $519.8 million and $956.1 million for the three and six months ended June 30, 2014. The increase in cost of automotive revenues was driven primarily by increased Model S deliveries. In the three and six months ended June 30, 2015, we recognized $36.0 million and $67.4 million in cost of automotive revenues related to cars accounted for as operating leases. In the three and six months ended June 30, 2014, we recognized $19.6 million and $36.3 million in cost of automotive revenues related to cars accounted for as operating leases. For cars accounted for as leases, our warranty reserves do not include projected warranty costs as such actual warranty costs are expensed as incurred. For the three and six months ended June 30, 2015, warranty costs incurred for our lease vehicles were $2.4 million and $4.2 million. For the three and six months ended June 30, 2014, warranty costs incurred for our lease vehicles were $1.8 million and $3.0 million.

Cost of services and other revenue during the three and six months ended June 30, 2015 were $75.2 million and $123.3 million, an increase from $36.5 million and $65.7 million for the three and six months ended June 30, 2014. The increase in cost of services and other revenues was driven primarily by greater pre-owned vehicle sales and increased cost associated with powertrain sales to Daimler and maintenance services.

Gross profit for the three and six months ended June 30, 2015 was $213.4 million and $473.4 million, an increase from $213.0 million and $368.1 million during the three and six months ended June 30, 2014. Gross margin for the three and six months ended June 30, 2015 were 22.3% and 25.0%, a decrease from 27.7% and 26.5% during the three and six months ended June 30, 2014. The lower margin was primarily due to product and regional mix shift, as a greater percentage of sales were derived from vehicle models with lower average selling prices, and increased manufacturing costs related to the ramp in production of the small drive unit for dual motor Model S vehicles, obsolete inventory and lower ZEV credits revenue. This margin decrease was partially offset by an increasing amount of revenues from vehicles accounted for as leases including direct lease vehicles and those under our resale value guarantee programs which have a significantly higher gross margin and from material cost savings. Services and other gross margin was also down year over year, primarily driven by a planned price reduction for powertrain sales to Daimler.

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

R&D expenses for the three months ended June 30, 2015 were $181.7 million, an increase from $107.7 million for the three months ended June 30, 2014. The increase in R&D expenses consisted primarily of a $25.6 million increase in expensed materials primarily to support our Model X development, and other Model S improvements, a $22.6 million increase in employee compensation expenses, a $13.1 million increase in costs related to Model X, Autopilot and dual motor powertrain engineering, design and testing activities and a $4.5 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted.

R&D expenses for the six months ended June 30, 2015 were $348.9 million, an increase from $189.3 million for the six months ended June 30, 2014. The increase in R&D expenses consisted primarily of a $65.4 million increase in expensed materials primarily to support our Model X development, Autopilot, and other Model S improvements, a $45.4 million increase in employee compensation expenses, a $23.4 million increase in costs related to Model X, Autopilot and dual motor powertrain engineering, design and testing activities, and a $10.5 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses for the three months ended June 30, 2015 were $201.8 million, an increase from $134.0 million for the three months ended June 30, 2014. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The increase in our SG&A expenses consisted primarily of a $27.2 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, $15.6 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, and a $16.1 million increase in professional and outside services costs.

SG&A expenses for the six months ended June 30, 2015 were $397.2 million, an increase from $251.6 million for the six months ended June 30, 2014. SG&A expenses increased primarily from higher headcount and costs to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The increase in our SG&A expenses consisted primarily of a $60.4 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $37.3 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, and a $30.7 million increase in professional and outside services costs.

Interest Expense

Interest expense for the three and six months ended June 30, 2015 was $24.4 million and $50.9 million, as compared to $31.2 million and $43.1 million during the three and six months ended June 30, 2014. For the three months ended June 30, 2015, interest expense decreased as compared to the same period in the prior year as a result of capitalizing a greater portion of interest expense related to our capital projects. The increase in year to date interest expense from 2014 to 2015 was due to the issuance of $920.0 million aggregate principal amount of 2019 Notes and $1.38 billion aggregate principal amount of 2021 Notes during the first half of 2014.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense) was $13.2 million and ($1.2) million in the three months ended June 30, 2015 and 2014 and ($9.1) million and $5.5 million in the six months ended June 30, 2015 and 2014. Fluctuations in other income (expense) are primarily the result of gains (losses) from foreign currency exchange of $12.8 million and ($1.4) million in the three months ended June 30, 2015 and 2014 and ($8.8) million and $5.3 million in the six months ended June 30, 2015 and 2014.

Provision for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2015 was $3.2 million and $6.2 million, compared to $1.2 million and $2.0 million during the three and six months ended June 30, 214. The increases in the provision for income taxes were due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

As of June 30, 2015, we had $1.15 billion in principal sources of liquidity available from our cash and cash equivalents including $349.6 million of money market funds. Amounts held in foreign currencies had a U.S. dollar equivalent of $368.2 million as of June 30, 2015, and consisted primarily of Norwegian krone, Japanese yen, euro, and Chinese yuan.

Sources of cash are predominately from our deliveries of Model S, as well as customer deposits for Model S and Model X, sales of regulatory credits, sales of powertrain components, Tesla Energy products, proceeds from financing activities, and sales from service locations. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with adequate liquidity over the next 12 months based on our current plans. These cash flows enable us to fund our ongoing operations, research and development projects for our planned Model X, Model 3, and certain other future products; purchase tooling and manufacturing equipment required to introduce Model X and to continue to ramp up production of Model S; construct our Gigafactory; and establish and expand our stores, service centers and Supercharger network. We currently anticipate making aggregate capital expenditures of about $1.5 billion during 2015.

In June 2015, we entered into a senior secured asset-based revolving credit agreement with a syndicate of banks. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $500.0 million, which we may draw upon as needed. We may increase the total commitments under the Credit Facility by up to an additional $250.0 million, subject to certain conditions, for total commitments up to $750 million. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. As of June 30, 2015, we have borrowed $50.0 million under the Credit Facility.

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

Summary of Cash Flows

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(291,310)	$57,061
Net cash used in investing activities	(855,181)	(326,570)
Net cash provided by financing activities	404,507	2,098,051

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

During the six months ended June 30, 2015 and 2014, cash provided by (used in) operating activities was ($291.3) million and $57.1 million. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in finished goods inventory primarily due to cars in transit for customer orders and pre-owned vehicles, partially offset by proceeds from sales and marketing vehicles, as well as cash used for direct lease vehicles and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in product manufacturing equipment and tooling and our stores, service centers and Supercharger network infrastructure. During the six months ended June 30, 2015 and 2014, cash used in investing activities was $855.2 million and $326.6 million. Cash flows from investing activities and variability between comparable periods related primarily to capital expenditures, which were $831.2 million and $317.1 million during the six months ended June 30, 2015 and 2014. Expenditures in all periods consisted primarily of purchases of capital equipment, tooling, and facilities to support our Model S and Model X manufacturing.

In 2014, we began construction of our Gigafactory facility in Nevada. Tesla’s contribution to total capital expenditures is expected to be about $2.0 billion over the next 5 years. During the six months ended June 30, 2015, we used cash of $54.6 million towards the construction of this project and expect to spend up to $300 million for the full year.

Cash Flows from Financing Activities

During the six months ended June 30, 2015 and 2014, net cash provided by financing activities was $404.5 million and $2.10 billion. Cash flows from financing activities during the six months ended June 30, 2015 consisted primarily of $196.5 million received from vehicle sales to our bank leasing partners and $163.0 million in net proceeds from our Warehouse Facility and Credit Facility. Cash flows from financing activities during the six months ended June 30, 2014 consisted primarily of $2.05 billion net proceeds from the issuance of our 2019 and 2021 Notes, including the associated hedge and warrant transactions.

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

In connection with the offering of these notes in 2014, we purchased a convertible note hedges for an aggregate $603.4 million and sold warrants for an aggregate $389.2 million. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payments upon the conversion of the 2019 Notes and 2021 Notes.

During the second quarter of 2015, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of June 30, 2015. Therefore, the 2019 Notes and 2021 Notes are not convertible during the third quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the third quarter of 2015 or a future quarter, the 2019 Notes and 2021 Notes will be convertible at their holders’ option during the immediately following quarter.

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 1.50% convertible senior notes due 2018 (the 2018 Notes) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. The interest under the 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

In connection with the offering of the 2018 Notes, we purchased convertible note hedges for an aggregate $177.5 million and sold warrants for an aggregate $120.3 million. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payments upon the conversion of the 2018 Notes.

During the second quarter of 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the third quarter of 2015. Upon conversion of 2018 Notes, we will be obligated to pay cash for the principal amount of the converted notes and we may also have to deliver shares of our common stock in respect of such converted notes. Any conversion of the 2018 Notes prior to their maturity or acceleration of the repayment of the 2018 Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met again in the third quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the 2018 Notes will be converted in the short term.

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

As of June 30, 2015, we have borrowed $114.3 million and $50.0 million under our Warehouse Facility and Credit Facility. The Warehouse facility matures in March 2017 and the Credit Facility matures in June 2020, at which time all outstanding borrowing will become due. Prior to that date, principal payments will be due in the amount that the borrowing limit decreases below our outstanding principal balance. To date, no principal repayments were owed. For more information on the Warehouse Facility and Credit Facility, see Note 6 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Under our arrangement with one of our bank leasing partners, we have guaranteed the bank will receive a minimum residual value at the end of the lease term for each vehicle they purchase. At the end of the lease term, if the bank sells the vehicle, we are obligated to pay the bank for any shortfall between the vehicle’s sales proceeds and the guarantee amount, or, at our option, we may elect to repurchase the vehicles by paying the full guarantee amount, which was $131.6 million as of June 30, 2015.

There have been no other material changes during the six months ended June 30, 2015 from the contractual obligations disclosed in Part II, Item 7, Contractual Obligations, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As a result of the favorable impact from unsettled foreign currency-denominated intercompany balances and foreign currency cash holdings, related largely to our Norwegian kroner and euro balances, we recorded unrealized gains of $13.2 million on foreign exchange transactions in other income (expense), net, for the six months ended June 30, 2015.

Interest Rate Risk

We had cash and cash equivalents totaling $1.15 billion as of June 30, 2015. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of June 30, 2015, we had $2.96 billion aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $17.4 million, all of which are fixed rate instruments. Therefore, these instruments are not subject to fluctuations in interest rates.

We pay interest on our Warehouse Facility at a rate of LIBOR plus 1.65% and our Credit Agreement at a rate of LIBOR plus 1.0%. As such, should interest rates increase significantly it could have an adverse impact on our results of operations and cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Securities Litigation

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint, made claims against Tesla and our CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs have appealed from the trial court’s order, and that appeal is pending.

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

We may experience significant delays or other complications in bringing Model X and other new vehicles to market. While we expect Model X deliveries to start late in the third quarter of this year and beginning to ramp in the fourth quarter, various factors could result in delays in its introduction, including the initiation and ramp of our production capacity required to bring Model X to market, finalization of its supply chain including the capacity of our suppliers to deliver us components at the timing and volumes we require, and timely completion of regulatory approvals. In addition, since Model X shares certain production facilities with the Model S, Model S production may be impacted if the introduction and ramp of Model X is not as efficient as we plan.

We have experienced delays or other complications in connection with new vehicle models in the past, such as production ramp delays for Model S in 2012, the All-Wheel Drive Dual Motor Model S, and Model X. Any significant delay or other complication in the development, manufacture, launch and production ramp of Model X or our future vehicles, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

The complexity in our business continues to grow as we introduce new products and variants.

We have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles as well as limited experience allocating our available resources among the design and production of multiple vehicles, such as Model S, Model X and Model 3, and in particular with respect to multiple vehicle models and variants.  In the past, when we have added complexity to our production line, we have experienced unexpected delays.  Similar problems may occur in the future as we begin to simultaneously produce Model X and Model S vehicles, as well as future vehicles.

We may be unable to meet our production and delivery plans for Model S and Model X, both of which could harm our business and prospects.

We have significantly increased vehicle production and deliveries since the launch of Model S in 2012, and our plans call for even greater increases going forward. Our ability to further ramp-up high volume Model S production and commence and ramp production of Model X, will depend upon a number of factors, including our ability to use new manufacturing processes as planned while maintaining our desired quality levels, our suppliers’ ability to deliver sufficient volumes of quality parts to us in a timely manner, and carefully but efficiently making design and production changes to ensure consistently high quality. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints. While our plans call for us to significantly increase production and deliveries of our vehicles in a short amount of time, we may be unable to do so.  Any delays or disruption in our production of Model S and Model X in line with our plans could materially damage our brand, business, prospects, financial condition and operating results.

In addition, for Model S we have introduced a number of new manufacturing technologies and techniques, such as aluminum spot welding systems. Our vehicles also have unique design features, such as a 17 inch display screen, retractable exterior door handles, and all-new dual motor and autopilot hardware introduced in Model S and falcon-wing doors and other unique features that will debut in Model X, each of which poses different manufacturing challenges.

Concurrent with the significant increase in our planned production levels, we will also need to continue to significantly increase deliveries of our vehicles. We have limited experience in delivering a high volume of vehicles, and we may face difficulties meeting our delivery and growth plans into both existing markets as well as new markets into which we expand. If we are unable to ramp up to meet our delivery goals globally to be proportionate to the production rate of our vehicles, this could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

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

There is no guarantee that Model S or our future vehicles will continue to be successfully accepted by the general public, especially in the long-term.  Although we have successfully grown demand for Model S to date and believe that we will be able to continue to do so, there is also no guarantee that future demand for Model S will meet our expectations.

Additionally, we have limited experience in introducing new vehicles. Although we have strong initial demand for Model X, we have not yet publicly revealed its production intent design which makes it difficult to estimate its long-term demand. To the extent that we are not able to build Model X in accordance with consumer expectations, customers may cancel their reservations and our future sales could be harmed.

While we believe that there will continue to be separate and strong demand for both Model S and Model X, we have never sold multiple vehicles at the same time. Although we believe that each of our vehicles and their variants meet a distinct segment of the automotive market, if our vehicles end up competing with one another in the market, then our ability to sell each vehicle model at planned quantities or prices may be impacted.

Beyond Model X, we have announced our intent to develop Model 3, which we intend to offer at a lower price point and to produce at high volumes.  We have not yet finalized the design, engineering or material and component sourcing plans for Model 3 and we may not be able to bring this vehicle to market at the expected price point and the expected volume.  Similar to Model X, while we expect Model 3 to be an extremely popular vehicle, we do not know what long-term demand for Model 3 will be and whether it will meet our expectations. The market for vehicles in the price range we expect for Model 3 is larger, but more competitive than the markets for Model S and Model X.

Finally, we constantly innovate and introduce new vehicles and new variants containing our latest technology at a fast rate.  While we also offer additional features to our existing customer base, new potential customers may decide to delay their purchases of our vehicles in order to wait for the latest Tesla vehicle or variant, which could further limit vehicle demand.

Problems or delays in bringing the Gigafactory online and operating it in-line with our expectations could negatively affect the production and profitability of our products, such as Model 3 or Tesla Energy products.

To lower the cost of cell production and produce cells in high volume, we intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles, including Model 3, and Tesla Energy products at our new Gigafactory. We have limited experience in building a factory, and no direct experience in the production of lithium-ion cells. While planning discussions with production and supply chain partners continue to progress, other than Panasonic we have not finalized agreements with additional Gigafactory partners that will be co-located at the Gigafactory. Also, the cost and complexity of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online than we anticipate. If we are unable to build the Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells at reasonable prices, our ability to supply battery packs to our products according to our schedule and/or at a price that allows us to sell them profitably and in the quantities we estimate could be constrained. Any such problems or delays with the Gigafactory could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or vehicles that contain our powertrains fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles or vehicles that contain our powertrains may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and may contain defects and errors when first introduced or later updated. Model S issues experienced by customers include those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery. Although we attempt to remedy any issues we observe in our vehicles as effectively and as rapidly as possible, such efforts may not be timely or up to the satisfaction of our customers.  While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers.

Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.  Our Model X vehicles have not yet been evaluated by NHTSA for its 5-Star Safety Ratings, and while we hope to obtain comparable ratings to those achieved by Model S, there is no assurance this will occur.

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our financial condition and operating results.

Model S and Model X contain numerous purchased parts which we source globally from hundreds of direct suppliers, the majority of whom are currently single source suppliers for these components despite efforts to qualify and obtain components from multiple sources whenever possible. Furthermore, we do not maintain long-term agreements with a number of our suppliers.

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

This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our vehicles and powertrain components. We may experience delays due to supply chain disruptions with respect to Model S, Model X, Model 3 and any other future vehicle we may produce, such as those we experienced in 2012 in connection with our slower-than-anticipated Model S ramp.  In addition, our transition from low to high volume production tooling for Model X may take longer than expected which may adversely impact our short-term financial results.

Changes in business conditions, labor issues, wars, governmental changes, natural disasters such as the March 2011 earthquakes in Japan and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significantly increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner, or that we could engineer replacement components ourselves. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to vehicle design changes and delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer. Additionally, cost reduction efforts may interrupt or harm our normal production processes, thereby harming vehicle quality or reducing  production output. Furthermore, a failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our vehicles could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

Finally, in October 2013, we entered into an amendment to our existing supply agreement with Panasonic Corporation in order to address our anticipated short- to medium-term lithium-ion battery cell needs. While we expect that this supply agreement, as amended, will provide us with sufficient cells for the next few years, we may not be able to meet our long-term needs, including for Model 3 and other programs we may introduce, without securing additional suppliers or other sources for cells. We have signed an agreement with Panasonic to be our partner in the Gigafactory and be responsible for, among other things, manufacturing cells from there for use in our products. If we encounter unexpected difficulties with our current suppliers, including Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays, which could have a material adverse effect on our financial condition and operating results.

Our future growth is dependent upon consumers’ willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, competition, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.  Factors that may influence the adoption of electric vehicles include:

•	perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost;
•	perceptions about the limited range over which electric vehicles may be driven on a single battery charge;
•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
•	the availability of other types of alternative fuel vehicles, including plug-in hybrid electric vehicles;
•	improvements in the fuel economy of the internal combustion engine;
•	the availability of service for electric vehicles;
•	volatility in the cost of oil and gasoline;
•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy as well as tax and other governmental incentives to purchase and operate electric vehicles; and
•	access to charging facilities, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle.

If we fail to manage future growth effectively as we rapidly grow our company, especially internationally, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly internationally. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this global expansion include:

•	controlling expenses and investments in anticipation of expanded operations;
•	establishing or expanding sales, service and Supercharger facilities in a timely manner;
•	adapting our products to meet local requirements in countries around the world; and
•	implementing and enhancing manufacturing, logistics and administrative infrastructure, systems and processes.

In addition, we intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians. Because our vehicles are based on a different technology platform than traditional internal combustion engines, we may not be able to hire individuals with sufficient training in electric vehicles, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, the failure of which could seriously harm our business, prospects, operating results and financial condition.

If we are unable to adequately reduce the manufacturing costs of Model S, control manufacturing costs for Model X, or otherwise control the costs associated with operating our business, our financial condition and operating results will suffer.

As we have gradually ramped production of Model S, manufacturing costs per vehicle have decreased. While we expect ongoing cost reductions to be realized by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We incur significant costs related to procuring the raw materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of Model S and powertrain manufacturing facilities. Furthermore, if we are unable to produce Model X pursuant to our plan due to cost overruns or other unexpected costs, we may not be able to meet our gross margin targets.

Furthermore, many of the factors that impact our operating costs are beyond our control, such as potential increases in the costs of our raw materials and components, such as lithium-ion battery cells or aluminum used to produce body panels. We may eventually elect to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited as we have to date relied upon unconventional marketing efforts. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We occasionally provide guidance regarding our expected financial and business performance, such as projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes and average sales prices, supplier and commodity costs, and planned cost reductions.

Such guidance may not always be accurate or may vary from actual results due to our inability to meet our assumptions and the impact on our financial performance that could occur as a result of various risks and uncertainties If we fail to meet our guidance or if we find it necessary to revise such guidance,  investors and analysts may lose confidence in us and the market value of our common stock could be materially and adversely affected.

Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and such events have raised concerns, and future events may lead to additional concerns, about the batteries used in automotive applications.

The battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells.

While we have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells, we have delivered only a limited number of our vehicles and other Tesla products and have limited field experience with them. Accordingly, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business.

In addition, we store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle may cause indirect adverse publicity for us and our electric vehicles. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

We have a history of losses and have to deliver significant cost reductions to achieve sustained, long-term profitability and long-term commercial success.

We have had net losses in each quarter since our inception, except for the first quarter of 2013. As of June 30, 2015, our accumulated deficit was $772.1 million.  Even if we are able to continue to increase vehicle production and sales and ramp production and sales of Tesla Energy products, there can be no assurance that we will be profitable. In order to achieve profitability as well as long-term commercial success, we must continue to achieve our planned cost reductions, control our operational costs while producing quality vehicles, increase our production rate, and have strong demand for our vehicles as well as Tesla Energy products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

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

Our resale value guarantee and leasing programs expose us to the risk that the resale values of vehicles returned to us are lower than our estimates and may result in lower revenues, gross margin, profitability and liquidity.

We offer resale value guarantees to many of our Model S customers, under which such customers may sell their vehicles back to us at certain points in time at pre-determined resale values.  Customers can lease our vehicles through both leasing partners and Tesla Finance, our captive finance company.  The resale values of any vehicles resold or returned to us pursuant to these programs may be lower than our estimates, which are based on a limited secondary market for our vehicles.  If the volume of vehicles returned to us is higher than our estimates and we are not able to resell them timely, our cash flows and liquidity could be negatively impacted. In cases where customers retain their vehicles past the guarantee period, our gross margin will be negatively impacted as all remaining revenues and costs related to the vehicle will be recognized at no gross profit.

Because we provide a resale value guarantee to our customers, we apply lease accounting to purchases with a resale value guarantee as well as to leases held by Tesla Finance.  Under lease accounting, we recognize the associated revenues and costs of the vehicle sale over time rather than fully upfront at vehicle delivery.  As a result, these programs generate lower revenues in the period the car is delivered and higher gross margins during the period of the resale value guarantee as compared to purchases in which the resale value guarantee does not apply.  A significant uptake under these programs could therefore have an adverse impact on our near term revenues and operating results.  Moreover, unlike the resale value guarantee program or programs with leasing partners which do not impact our cash flows and liquidity at the time of vehicle delivery, under a lease held by Tesla Finance, we may receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease.  To the extent we expand Tesla Finance leasing without securing external financing or business partners to support such expansion, our cash flow and liquidity could also be negatively impacted.

If we fail to effectively manage the residual, financing and credit risks related to our direct Tesla leasing programs our business may suffer.

We offer leasing programs in the United States and Canada through our captive finance company, Tesla Finance, and in Germany through a local subsidiary. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and manage customer credit risk. If actual residual values of Model S vehicles are below our estimates, we may suffer lower profitability or potentially have losses. If we are unable to adequately fund our leasing program with either internal funds or external financing sources, we may be unable to grow our sales. Additionally, if we do not properly screen customers for ability to pay their leases on time, we may be exposed to excessive credit risks and associated losses. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, and state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

•	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells we require;
•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;
•	an increase in the cost of raw materials used in the body of Model S; and
•	fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases are currently denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for our vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only one supplier for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendors could disrupt production of our vehicles and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase vehicle prices in response to increased raw material costs could result in cancellations of vehicle orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

Our direct sales distribution model is different from the predominant current distribution model for automobile manufacturers and subjects us to certain risks.

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to continue to sell our vehicles in company-owned Tesla stores and over the internet. While we believe our approach is vital to the success of our technology and vehicles, this distribution model subjects us to substantial risk as it requires significant expenditures and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system.

We have relatively limited experience distributing and selling our vehicles through our Tesla stores in international markets. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. We do not know whether our store strategy will continue to be successful. We may incur additional costs in order to improve or change our retail strategy.

Other aspects of our distribution model also differ from those used by traditional automobile manufacturers. For example, we do not anticipate that we will ever carry a significant amount of vehicle inventory at our stores and customers may need to wait up to a few months from the time they place an order until the time they receive their vehicle. This type of custom manufacturing is unusual in the auto industry and it is unproven whether the average customer will be willing to wait this amount of time for such a vehicle. If customers do not embrace this ordering and retail experience, our business will be harmed.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and would have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid from company funds, not by insurance. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. Moreover, many other large OEMs have announced or are also reported to be developing electric vehicles. In addition, several manufacturers, including BMW, General Motors, Toyota and Ford, are selling hybrid vehicles, including plug-in hybrid vehicles. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do and almost all of these companies have longer operating histories and greater name recognition than we do. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Demand in the automobile industry is volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods, including recent softening of the premium sedan category. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, international economic conditions and trends will impact our business, prospects and operating results as well. Demand for our vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industry, then our financial condition, operating results, business prospects and stock price may suffer materially.

Consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds when needed.

Our vehicles have unique servicing requirements, and we are using a different service model from the one typically used in the industry. If we are unable to address the service requirements of our existing and future customers, our business will be materially and adversely affected.

Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to satisfactorily service our vehicles, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired.

We service our vehicles through our company-owned Tesla service centers, certain of our stores, and through our mobile service technicians known as the Tesla Rangers. We will need to open new standalone service centers in locations around the world and hire and train significant numbers of new employees to staff these service centers and act as Tesla Rangers in order to successfully maintain our fleet of delivered vehicles. We may have difficulties in continuing to adequately address the service requirements of our customers to their satisfaction, and may not have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases.

We do not expect to be able to open Tesla service centers in all the geographic areas in which our existing and potential customers may reside. In order to address the service needs of customers who are not in geographical proximity to our service centers, we plan to either transport those vehicles to the nearest Tesla store or service center for servicing or deploy our mobile Tesla Rangers to service the vehicles at the customer’s location. These special arrangements may be expensive and we may not be able to recoup the costs of providing these services to our customers. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn could have a material and adverse impact on our business, financial condition, operating results and prospects.

We may not succeed in maintaining and strengthening the Tesla brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Tesla brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell our vehicles and Tesla Energy products. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide and maintain Tesla vehicles and Tesla Energy products. Additionally, any problems associated with the Toyota RAV4 EV and Mercedes-Benz B-Class EV, both of which use a Tesla powertrain, may also hurt the Tesla brand.

In addition, we expect that our ability to develop, maintain and strengthen the Tesla brand will also depend on the success of our marketing efforts. To date, we have limited experience with marketing activities as we have relied primarily on the internet, word of mouth and attendance at industry trade shows to promote our brand. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors, particularly large automobile manufacturers, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

We currently have international operations and subsidiaries in various countries and jurisdictions in Europe and Asia that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we will continue to expand our sales, maintenance, repair and Supercharger services internationally. We have limited experience, however, selling and servicing our vehicles internationally, as well as limited experience installing and operating Superchargers internationally.  Furthermore, international expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

•	our ability to enforce our contractual rights;
•	United States and foreign government trade restrictions, customs regulations, tariffs and price or exchange controls;
•	foreign labor laws, regulations and restrictions;
•	preferences of foreign nations for domestically produced vehicles;

Additionally, as we have expanded into new international markets, we have faced challenges with ensuring that our charging equipment works successfully with the charging infrastructure in such markets, including Norway and China.  If customers experience problems with the way our charging equipment works with the local charging infrastructure, or we are unable to adapt our equipment to resolve such problems, then the viability and acceptance of our vehicles in such markets could be materially and adversely affected. If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives in the U.S. and abroad could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction or elimination of government and economic incentives may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. We currently benefit from certain exemptions in the United States, such as the California state sales and use taxes. Similarly, government programs in Europe favor the purchase of electric vehicles, including through disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. If such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, sales of our electric vehicles could be adversely affected. In addition, customers may delay taking delivery of their Tesla vehicles if they believe that certain electric vehicle incentives will be available at a later date, which may negatively affect our ability to achieve our planned delivery targets.

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

We may be unable to engineer, produce, source or integrate technology that reflects changes in electric vehicle technology, in particular battery cell technology, and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition.

If we are unable to attract and/or retain key employees and hire qualified management, technical, vehicle engineering and manufacturing personnel, our ability to compete could be harmed and our stock price may decline.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause our stock price to decline. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect and Chairman of our Board of Directors, and JB Straubel, our Chief Technical Officer. Additionally, Deepak Ahuja, Tesla’s Chief Financial Officer, intends to retire and we may be unable to find his replacement in a timely fashion.

None of our key employees is bound by an employment agreement for any specific term and we may not be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results.

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive experience. Currently in Northern California, there is increasing competition for talented individuals with the specialized knowledge of electric vehicles, software engineers, manufacturing engineers and other skilled employees and this competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with many mature and prosperous companies in Northern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting new ones would have an adverse effect on our performance.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Product Architect, Chairman of our Board of Directors and largest stockholder. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies, a developer and manufacturer of space launch vehicles, and Chairman of SolarCity, a solar  provider.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities.

As an automobile manufacturer, we are subject to environmental, health and safety laws and regulations at numerous levels, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials, both in the United States and abroad. Such laws and regulations can be complex, and we expect that our business and operations will be affected by new, or future amendments to, such laws that may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and associated fines and penalties. The costs of compliance can be significant, and violations of those laws may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations. These expenses could have a material adverse effect on our financial condition or operating results.

Contamination at properties owned or operated by us may result in liability for us under environmental laws and regulations. We may also face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and negatively impact our ability to operate these facilities, which would adversely impact our business prospects and operating results. As the owner of the Tesla Factory and surrounding land, we may be responsible under federal and state laws and regulations for the entire investigation and remediation of any environmental contamination at the Tesla Factory, whether it occurred before or after the date we purchased the property. When Tesla purchased the property, the previous owner and operator of the Tesla Factory, New United Motor Manufacturing, Inc. (NUMMI), identified environmental conditions at the Tesla Factory that could adversely affect soil and groundwater, and agreed to remediate these conditions. Although NUMMI stated that it fully documented and managed all environmental issues at the Tesla Factory, we cannot determine with certainty the truth of this statement, nor the total costs to remediate any pre-existing contamination that may eventually be found. We have reached an agreement with NUMMI under which, over a ten year period, NUMMI would pay up to $15.0 million for any governmentally required remediation activities, subject to certain conditions.  After the earlier of the ten-year anniversary of the closing and whenever the maximum amount payable by NUMMI for remediation activities has been paid, we are responsible for any and all environmental conditions at the Fremont site and we have agreed to indemnify and release NUMMI against any known or unknown claims except for NUMMI’s obligations for representations and warranties under the agreement.

Any failure by NUMMI to perform its obligations under our agreement would require us to undertake remediation activities at a potentially significant cost, and may also adversely affect the production capacity of, and our ability to operate, the Tesla Factory.

Our business may be adversely affected by union activities.

Although none of our employees is currently represented by a labor union, it is common for employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our automobile production facility in Fremont, California was purchased from NUMMI. Prior employees of NUMMI were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. We also own and operate another component manufacturing facility in Lathrop, California. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our vehicles and Tesla Energy products and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price.

We are currently expanding and improving our information technology systems. If these implementations are not successful, our business and operations could be disrupted and our operating results could be harmed.

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of multiple vehicles necessitates continued development, maintenance and improvement of our information technology systems in the U.S. and abroad, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

We cannot be sure that these expanded systems or their required functionality will be effectively implemented or sufficiently maintained. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Motor vehicles are subject to substantial regulation under international, federal, state, and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations.

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

In addition, customers have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty for Model S and Model X to cover additional services for an additional four years or 50,000 miles, provided it is purchased within a specified period of time. The New Vehicle Limited Warranty and Extended Service plans for the Tesla Roadster, Model S and Model X are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. We have previously provided our Tesla Roadster customers with a battery replacement option to replace the battery in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. Additionally, in 2013, as part of our ongoing efforts to improve the customer ownership experience, we expanded the battery pack warranty and also eliminated the annual service requirement that was needed to keep the New Vehicle Limited Warranty in effect. Should this change in warranty coverage lead to an increase in warranty claims, we may need to record additional warranty reserves which would negatively affect our profitability.

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

Our financial results may vary significantly from period-to-period due to fluctuations in our operating costs and the seasonality of our business.

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

Unauthorized control or manipulation of our vehicles’ systems may affect the operation of our vehicles or compromise data security, which could result in loss of confidence in us and our vehicles and harm our business.

Our vehicles contain complex information technology systems. For example, subject to our customers’ ability to opt out pursuant to our privacy policy, our vehicles are designed with built-in data connectivity to accept and install periodic remote updates from us to improve or update the functionality of our vehicles. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our vehicles and their systems. However, hackers have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use such networks, vehicles and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle, such as its current geographical position, previous and stored destination address history and web browser “favorites.”  We encourage reporting of potential vulnerabilities in the security of our vehicles via our security vulnerability reporting policy, and we aim to remedy any reported and verified vulnerabilities. We have received reports of potential vulnerabilities in the past and have attempted to remedy them.  However, there can be no assurance that vulnerabilities will not be identified in the future, or that our remediation efforts are or will be successful.

Any unauthorized access to or control of our vehicles or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results. We have been the subject of such reports in the past.

We may need or want to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

The design, manufacture, sale and servicing of automobiles is a capital intensive business. We expect that our principal sources of liquidity will provide us adequate liquidity based on our current plans. However, until we are consistently generating positive free cash flows, if the costs for developing and manufacturing our current or future vehicles exceed our expectations or if we incur any significant unplanned expenses or embark on or accelerate new significant strategic investments, such as the Gigafactory, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We need sufficient capital to fund our ongoing operations, continue research and development projects, including those for our planned Model 3 vehicle, establish sales and service centers, build and deploy Superchargers and to make the investments in tooling and manufacturing capital required to introduce new vehicles. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

We may face regulatory limitations on our ability to sell vehicles directly or over the internet which could materially and adversely affect our ability to sell our electric vehicles.

We sell our vehicles from our Tesla stores as well as over the internet. We may not be able to sell our vehicles through this sales model in each state in the United States as many states have laws that may be interpreted to prohibit internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. In certain states in which we are not able to obtain dealer licenses, we have worked with state regulators to open galleries, which are not full retail locations.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, vehicle dealer associations in New York, Ohio and Massachusetts have filed lawsuits to revoke dealer licenses issued to us. These lawsuits have been dismissed, and in one court decision, the Supreme Court of Massachusetts held that state franchise laws like the one in Massachusetts do not restrict a manufacturer, like Tesla, that does not use franchised dealers from selling its vehicles directly to consumers. Such results have reinforced our continuing belief that state laws were not designed to prevent our distribution model. Similar lawsuits have been filed in Georgia and Missouri. Possible additional challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. Such events recently occurred in New Jersey, where the Motor Vehicle Commission, at the behest of the local automobile dealer lobby, passed a new regulation which purported to invalidate our sales licenses in the state, and in Michigan, where the state’s automobile dealer association managed to add language into an unrelated bill that had the effect of impairing our right to sell vehicles through Tesla stores in Michigan. The law in New Jersey has subsequently been clarified to permit our operations, and we are evaluating legislative and litigation solutions to remedy the situation in Michigan. Other states, such as New York, Ohio and Pennsylvania, have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate.

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

The status of patents involves complex legal and factual questions and the breadth and effectiveness of patented claims is uncertain. We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford sufficient protection against someone creating a knockoff of our products, or as a defensive portfolio against a competitor who claims that we are infringing its patents. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will result in issued patents in those foreign jurisdictions, or that such patent can effectively enforced. In addition, others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Our trademark applications in certain countries remain subject to outstanding opposition proceedings.

We have filed trade and service mark applications for our Tesla marks in various countries in which we currently sell and plan to sell our products and services. Certain of our applications are subject to outstanding opposition proceedings brought by owners or applicants alleging prior applications for or use of similar marks. If we cannot resolve these oppositions and thereby secure registered rights in these countries, the value of the marks representing our exclusive brand name in these countries will be diluted. In addition, there is a risk that the prior rights owners could in the future take actions to challenge our use of the Tesla marks in these countries. Such actions could have a severe impact on our position in these countries and may inhibit our ability to use the Tesla marks in these countries. If we were prevented from using the Tesla marks in any or all of these countries, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our corporate headquarters and primary manufacturing facilities are all located in Northern California, a region known for seismic activity. If major disasters such as earthquakes, fires, floods, terrorist attacks or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, our lease for our Palo Alto facility permits the landlord to terminate the lease following a casualty event if the needed repairs are in excess of certain thresholds and we do not agree to pay for any uninsured amounts. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

Servicing our convertible senior notes and other debt facilities requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We incurred $660.0 million, $920.0 million and $1.38 billion, respectively, in aggregate principal amount of senior indebtedness when we issued pursuant to registered public offerings 1.50% convertible senior notes due 2018 (2018 Notes) in 2013, and 0.25% convertible senior notes due 2019 (2019 Notes) and 1.25% convertible senior notes due 2021 (2021 Notes) in 2014.  In addition, in June 2015 we entered into a senior secured asset based revolving credit agreement (the “Credit Agreement”) that allows us to borrow, under certain circumstances, up to $500 million with possible extensions to up to $750 million.  As of June 30, 2015, we had borrowed $50 million under this credit facility. Finally, during 2015 we also entered into a warehouse credit facility (the “Warehouse Facility”) for a principal amount of up to $150 million.  As of June 30, 2015, we had borrowed $114.3 million under this facility.

Our ability to make scheduled payments of the principal when due, to make quarterly interest payments or to make payments upon conversion or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter), commencing with the fourth quarter of 2013 in the case of the 2018 Notes and the third quarter of 2014 in the case of the 2019 Notes and the 2021 Notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each applicable trading day. As a result of this conversion feature, the 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014. Neither this nor any other conversion feature has been met with respect to the 2019 Notes and 2021 Notes, and consequently the 2019 Notes and 2021 have not been convertible at their holders’ option. Upon conversion of the Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and, if applicable, shares of our common stock, in respect of such Notes. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

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

Our debt agreements contain covenant restrictions that may limit our ability to operate our business.

Our Credit Agreement contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, incur additional debt or issue guarantees, create liens and make certain voluntary prepayments of specified debt.

In addition, under certain circumstances we are required to comply with a fixed charge coverage ratio. As a result of these limitations, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.  In addition, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay the accelerated debt.

We may still incur substantially more debt or take other actions, which would intensify the risks discussed immediately above.

We and our subsidiaries may, subject to the limitations in our Credit Agreement, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.

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

On August 4, 2015, Jerome Guillen, our Vice President, Worldwide Service and Deliveries, notified Tesla that he will be taking a leave of absence until December 31, 2015.

Recently, our Board of Directors reviewed the job responsibilities of our senior management. On August 6, 2015, the Board determined that Mr. Guillen no longer has reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended (Section 16).  On the same date, the Board also determined that Doug Field, our Vice President, Engineering, has reporting requirements under Section 16.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla Motors, Inc.

Date: August 7, 2015	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1 **	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development	—	—	—	—	X

10.2	ABL Credit Agreement, dated as of June 10, 2015, by and among Tesla Motors, Inc., Tesla Motors Netherlands B.V., certain of Tesla Motors, Inc.’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, Wells Fargo Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding Inc. and Bank of America, N.A., as syndication agents, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	June 12, 2015

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith
**	Confidential treatment has been requested for portions of this exhibit