Form 10-Q
period 2015-09-30
TESLA MOTORS INC
filed 2015-11-05
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015, there were 130,951,319 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,426,036	$1,905,713
Restricted cash and marketable securities	25,223	17,947
Accounts receivable	119,964	226,604
Inventory	1,293,717	953,675
Prepaid expenses and other current assets	133,855	94,718
Total current assets	2,998,795	3,198,657
Operating lease vehicles, net	1,360,725	766,744
Property, plant and equipment, net	3,103,811	1,829,267
Restricted cash	26,355	11,374
Other assets	57,811	43,209
Total assets	$7,547,497	$5,849,251
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$824,861	$777,946
Accrued liabilities	373,859	268,884
Deferred revenue	348,117	191,651
Capital lease obligations	13,000	9,532
Resale value guarantees	85,580	—
Customer deposits	269,545	257,587
Convertible senior notes and other debt	638,809	601,566

Total current liabilities	2,553,771	2,107,166

Capital lease obligations	15,033	12,267
Deferred revenue	362,261	292,271
Convertible senior notes and other debt	1,966,361	1,806,518
Resale value guarantees	952,729	487,879

Other long-term liabilities	336,505	173,244
Total liabilities	6,186,660	4,879,345
Commitments and contingencies (Note 10)
Convertible senior notes (Notes 8)	46,181	58,196
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 130,901 and 125,688 shares issued and outstanding as of September 30, 2015 and December 31, 2014	131	126
Additional paid-in capital	3,340,436	2,345,266
Accumulated other comprehensive loss	(23,985)	(22)
Accumulated deficit	(2,001,926)	(1,433,660)
Total stockholders' equity	1,314,656	911,710
Total liabilities and stockholders' equity	$7,547,497	$5,849,251

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Automotive	$852,555	$799,915	$2,623,965	$2,116,616
Services and other	84,234	51,889	207,680	125,079
Total revenues	936,789	851,804	2,831,645	2,241,695
Cost of revenues
Automotive	628,729	552,987	1,926,860	1,509,052
Services and other	76,564	46,966	199,846	112,669
Total cost of revenues	705,293	599,953	2,126,706	1,621,721
Gross profit	231,496	251,851	704,939	619,974
Operating expenses
Research and development	178,791	135,873	527,657	325,135
Selling, general and administrative	236,367	155,107	633,578	406,690
Total operating expenses	415,158	290,980	1,161,235	731,825
Loss from operations	(183,662)	(39,129)	(456,296)	(111,851)
Interest income	327	300	758	907
Interest expense	(29,308)	(29,062)	(80,234)	(72,183)
Other income (expense), net	(15,431)	(3,090)	(24,503)	2,401
Loss before income taxes	(228,074)	(70,981)	(560,275)	(180,726)
Provision for income taxes	1,784	3,727	7,991	5,685
Net loss	$(229,858)	$(74,708)	$(568,266)	$(186,411)
Net loss per share of common stock, basic and diluted	$(1.78)	$(0.60)	$(4.47)	$(1.50)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	129,006	124,911	127,225	124,217

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(229,858)	$(74,708)	$(568,266)	$(186,411)
Other comprehensive income (loss), net of tax:
Unrealized net gain on short-term marketable securities	11	—	219	—
Foreign currency translation adjustment	(9,192)	—	(24,182)	—
Other comprehensive loss	(9,181)	—	(23,963)	—
Comprehensive loss	$(239,039)	$(74,708)	$(592,229)	$(186,411)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(568,266)	$(186,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	278,867	163,955
Stock-based compensation	142,359	111,980
Amortization of discount on convertible debt	51,376	55,634
Inventory write-downs	23,303	14,495
Fixed asset disposals	8,800	11,052
Other non-cash operating activities	11,011	4,503
Foreign currency transaction (gain) loss	35,583	(2,707)
Changes in operating assets and liabilities
Accounts receivable	78,373	(109,172)
Inventories and operating lease vehicles	(1,091,382)	(672,663)
Prepaid expenses and other current assets	(35,962)	(29,517)
Other assets	(14,297)	(5,671)
Accounts payable and accrued liabilities	89,238	253,895
Deferred revenue	186,255	142,494
Customer deposits	20,314	71,143
Resale value guarantee	249,548	161,782
Other long-term liabilities	40,230	44,273
Net cash provided by (used in) operating activities	(494,650)	29,065
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases	(1,223,628)	(601,224)
Purchases of short-term marketable securities		(205,831)
Maturities of short-term marketable securities		189,131
Business acquisition	(12,260)	—
Increase in other restricted cash	(23,383)	(289)
Net cash used in investing activities	(1,259,271)	(618,213)
Cash Flows From Financing Activities
Collateralized lease borrowing	359,951	—
Proceeds from issuance of common stock in public offerings	750,000	—
Proceeds from issuance of convertible and other debt	183,972	2,300,000
Proceeds from exercise of stock options and other stock issuances	94,026	89,925
Principal payments on capital leases and other debt	(72,906)	(8,702)
Common stock and debt issuance costs	(16,558)	(35,150)
Proceeds from issuance of warrants	—	389,160
Purchase of convertible note hedges	—	(603,428)
Net cash provided by financing activities	1,298,485	2,131,805
Effect of exchange rate changes on cash and cash equivalents	(24,241)	(17,811)
Net increase (decrease) in cash and cash equivalents	(479,677)	1,542,657
Cash and cash equivalents at beginning of period	1,905,713	845,889
Cash and cash equivalents at end of period	$1,426,036	$2,370,735
Supplemental noncash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	313,850	190,677
Estimated fair value of facilities under build-to-suit lease	64,552	21,276

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components, and Tesla Energy products. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market, manufacture, sell and/or service our vehicles and Tesla Energy products.

Public Offerings

In August 2015, we completed a public offering of common stock and sold a total of 3,099,173 shares of our common stock for total cash proceeds of approximately $738.3 million (which includes 82,645 shares or $20.0 million sold to Elon Musk, our Chief Executive Officer (CEO)), net of underwriting discounts and offering costs.

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Tesla and its wholly-owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and accompanying notes.  Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the amortization period of these elements, residual value of operating lease vehicles, inventory valuation, warranties, fair value of financial instruments, depreciable lives of property and equipment, inputs used to value stock-based compensation including volatility, lives of stock option awards and forfeiture rates, income taxes, and contingencies. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of September 30, 2015, the consolidated statements of operations and consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014 and the consolidated statements of cash flows for the three and nine months ended September 30, 2015 and 2014, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2014, was derived from our audited consolidated financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

The accompanying interim consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Beginning in the three months ended March 31, 2015, we changed the composition of the revenue and cost of revenue lines in our consolidated statement of operations. Automotive revenues includes revenues related to deliveries of new vehicles, including customer selected options, data connectivity, Supercharger access, vehicle software upgrades, sales of regulatory credits to other automotive manufacturers, amortization of revenue for cars sold with resale value guarantees, and vehicle leasing revenue. Services and other revenues consists of vehicle service income, sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services income, Tesla Energy product sales, and pre-owned Tesla vehicle sales. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning January 1, 2015, the functional currency of each of our foreign subsidiaries changed to their local country’s currency. This change was based on the culmination of facts and circumstances that have developed as we expanded our foreign operations over the past year. The adjustment of $10.0 million attributable to the current rate translation of non-monetary assets as of the date of the change is included in accumulated other comprehensive loss on our consolidated balance sheet.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting update which amends the existing accounting standards for revenue recognition. The new guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are evaluating the impact of adopting this guidance.

Revenue Recognition

We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) fees are fixed or determinable; and (iv) collection is reasonably assured.

Vehicle sales include certain standard features, customer selected options and accessories and specific other elements that meet the definition of a deliverable under multiple-element accounting guidance including internet connectivity, free access to our Supercharger network, and future over the air software updates. These deliverables are valued on a stand-alone basis and we recognize their revenue over our performance period, which is generally the life of the car. If we sell a deliverable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering third party pricing of similar options, costs used to develop and deliver the service, and other information which may be available.

As of September 30, 2015, we had deferred $50.3 million, $40.1 million, $23.4 million, and $11.6 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, internet connectivity, and future software upgrades. As of December 31, 2014, we had deferred $39.7 million, $25.6 million, $14.4 million, and $1.5 million related to these same performance obligations.

Resale Value Guarantees and Other Financing Programs

We offer resale value guarantees or similar buy-back terms to all customers who purchase vehicles in the US, Canada, European and Asian markets and who finance their vehicle through one of our specified commercial banking partners. Under these programs, customers have the option of selling their vehicle back to us during the guarantee period for a pre-determined resale value. Guarantee periods generally range from 36 to 39 months. Although we receive full payment for the vehicle sales price at the time of delivery, we account for these sales as operating leases and recognize revenue attributable to the lease on a straight-line basis over the guarantee period to automotive revenue. The amount of sale proceeds equal to the residual value guarantee is deferred until the guarantee expires or is exercised. The guarantee period expires at the earlier of the end of the stated guarantee period or the pay-off date of the initial loan.  We capitalize the cost of the leased vehicle and depreciate its value, less expected salvage value, to cost of automotive revenue over the same period.

In cases when a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive revenue and the net book value of the leased vehicle is expensed to costs of automotive revenue. In cases when a customer returns the vehicle back to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred revenue balance to automotive revenue. As of September 30, 2015, $85.6 million of the resale value guarantee liability relates to guarantees that are exercisable by customers within the next twelve months.

In the fourth quarter of 2014, we also began offering residual value guarantees in connection with automobile sales to certain bank leasing partners. As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for receipt of cash from our bank leasing partners as collateralized borrowings. As of September 30, 2015 and December 31, 2014, we had $321.7 million and $19.6 million of such borrowings recorded in resale value guarantee and $73.9 million and $0 million recorded in deferred revenue liability, of which a portion will be accreted to revenue and a portion may be distributed to the bank leasing partner should we repurchase the vehicles at the end of the term or should the bank sell the car to a third party and receive proceeds less than the value we have guaranteed. The maximum cash payment to re-purchase these vehicles under these arrangements at September 30, 2015, is $210.0 million. Cash received upon the sale of such cars, net of revenue recognized during the period, is classified as collateralized lease borrowing within cash flows from financing activities in our consolidated statement of cash flows.

Account activity related to our resale value guarantee program consisted of the following for the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$962,737	$684,590
Net increase in operating lease vehicles	257,338	605,529
Depreciation expense recorded in cost of automotive revenues	(33,463)	(82,456)
Additional depreciation expense recorded in cost of automotive revenues as a result of early cancellation of resale value guarantee	(3,646)	(13,101)
Increases to inventory from vehicles returned under our trade-in program	(4,892)	(16,488)
Operating lease vehicles—end of period	$1,178,074	$1,178,074

Deferred Revenue
Deferred revenue—beginning of period	$482,573	$381,096
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	137,820	344,351
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive revenue	(65,895)	(158,843)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(2,680)	(9,295)
Recognition of deferred revenue resulting from return of vehicle under trade-in program	(1,723)	(7,214)
Deferred revenue—end of period	$550,095	$550,095

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$793,177	$487,879
Net increase in resale value guarantee	260,760	585,069
Reclassification from long-term to short-term collateralized borrowing	(9,463)	(13,850)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(2,356)	(8,299)
Release of resale value guarantee resulting from return of vehicle under trade-in program	(3,808)	(12,489)
Resale value guarantee liability—end of period	$1,038,310	$1,038,310

Vehicle Leasing Program

We offer a leasing program in the United States and Canada for Model S. Qualifying customers are permitted to lease a Model S directly from Tesla for 36 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and recognize leasing revenues over the contractual term and record the depreciation of these vehicles to cost of automotive revenues. As of September 30, 2015 and December 31, 2014, we had deferred $22.6 million and $9.4 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive revenue and for the three and nine months ended September 30, 2015, we recognized $11.5 million and $27.4 million. Lease revenue for the three and nine months ended September 30, 2014 was $1.1 million and $1.3 million.

Warranties

We provide a manufacturer’s warranty on all vehicles, production powertrain components and systems, and Tesla Energy products we sell.  We accrue a manufacturer’s warranty reserve which includes our best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to our warranty reserve in the future. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities, while the remaining amount is classified as long-term within other long-term liabilities.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accrued warranty—beginning of period	$164,595	$84,371	$129,043	$53,183
Warranty costs incurred	(21,593)	(11,179)	(50,666)	(29,750)
Net changes in liability for pre-existing warranties, including expirations	1,306	14,609	12,635	24,270
Provision for warranty	26,026	25,934	79,322	66,032
Accrued warranty—end of period	$170,334	$113,735	$170,334	$113,735

Our warranty reserves do not include projected warranty costs associated with our vehicles accounted for as operating leases or collateralized debt arrangements. Costs to repair these vehicles are expensed as incurred. For the three and nine months ended September 30, 2015, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $1.8 million and $6.0 million, and for the three and nine months ended September 30, 2014, costs were $2.1 million and $5.1 million. Warranty expense is recorded as a component of cost of automotive revenue.

Cost of automotive revenue during the nine months ended September 30, 2015 included a $12.6 million increase to our warranty reserve to reflect the additional preventative repairs we plan to perform on customer drive units and high-voltage battery packs when brought in for warranty related service.

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

As of September 30, 2015 and December 31, 2014, our accounts receivable were derived primarily from amounts to be received from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs). As of September 30, 2015, we have two customers who individually account for 10% and 9% of our accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended December 31,
	2015	2014	2015	2014	2014
Employee share based awards	14,917,083	13,852,307	15,426,144	14,048,245	14,729,749
Convertible senior notes	2,710,738	2,633,925	2,454,778	2,294,291	2,344,998
Warrants issued May 2013	1,463,838	1,350,038	1,084,627	846,860	921,985

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

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2015 and December 31, 2014, the aggregate balances of our gross unrecognized tax benefits were $64.0 million and $41.4 million. $60.8 million and $39.1 million of these aggregate balances would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

Note 3 - Fair Value of Financial Instruments

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

As of September 30, 2015 and December 31, 2014, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands), and unrealized gains (losses) on all financial assets for all periods presented were less than $1.0 million:

	September 30, 2015				December 31, 2014
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$617,350	$617,350	$—	$—	$1,275,346	$1,275,346	$—	$—
U.S. treasury bills	16,673	16,673	—	—	16,673	16,673	—	—
Total	$634,023	$634,023	$—	$—	$1,292,019	$1,292,019	$—	$—

As of September 30, 2015, the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.35 billion (par value $659.8 million), $890.1 million (par value $920.0 million), and $1.30 billion (par value $1.38 billion). As of December 31, 2014 the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.22 billion (par value $659.8 million), $852.2 million (par value $920.0 million), and $1.25 billion (par value $1.38 billion). These fair values represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk. As of September 30, 2015, the $124.4 million carrying value of our Warehouse Facility liability approximates the fair value of the borrowings based upon the borrowing rate available to us for debt with similar terms and consideration of credit and default risk using Level II inputs.

Note 4 - Inventory

As of September 30, 2015 and December 31, 2014, our inventory consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$393,691	$392,292
Work in process	86,587	56,114
Finished goods	692,437	397,318
Service parts	121,002	107,951
Total	$1,293,717	$953,675

Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, and pre-owned Tesla vehicles.  The increase in finished goods inventory was primarily due to customer orders that were in transit for delivery at quarter-end.

Note 5 - Property, Plant and Equipment

As of September 30, 2015 and December 31, 2014, our property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Machinery, equipment and office furniture	$1,519,415	$720,746
Construction in progress	747,046	572,125
Leasehold improvements	320,863	230,270
Tooling	439,415	295,906
Building and building improvements	336,212	154,362
Computer equipment and software	153,396	98,970
Land	60,233	49,478
	3,576,580	2,121,857
Less: Accumulated depreciation and amortization	(472,769)	(292,590)
Total	$3,103,811	$1,829,267

Construction in progress is comprised primarily of tooling and equipment related to the manufacturing of our Model S and Model X vehicles, Gigafactory construction, and related capitalized interest. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and nine months ended September 30, 2015, we capitalized $11.8 million and $32.4 million of interest expense. During the three and nine months ended September 30, 2014, we capitalized $3.7 million and $6.9 million of interest expense.

We are sometimes involved in construction at our leased facilities primarily related to retail stores, service centers, and certain manufacturing facilities. In accordance with Accounting Standards Codification 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets and land during the construction period. Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease and included in building and building improvements in the table above. As of September 30, 2015 and December 31, 2014, the table above includes $167.4 million and $52.4 million of build-to-suit assets. As of September 30, 2015 and December 31, 2014, corresponding financing obligations of $1.0 million and $21.0 million are recorded in accrued liabilities and $166.4 million and $31.4 million are recorded in other long-term liabilities.

Depreciation and amortization expense during the three and nine months ended September 30, 2015 was $71.8  million and $184.7 million. Depreciation and amortization expense during the three and nine months ended September 30, 2014 was $40.2 million and $105.1 million. Total property and equipment assets under capital lease as of September 30, 2015 and December 31, 2014 were $49.7 million and $33.4 million. Accumulated depreciation related to assets under capital lease as of these dates were $19.4 million and $12.8 million.

We have acquired land for the site of our Gigafactory and have incurred $261.0 million of construction costs as of September 30, 2015.

Note 6 - Accrued Liabilities

As of September 30, 2015 and December 31, 2014, our accrued liabilities consisted of the following (in thousands):

	September 30	December 31,
	2015	2014
Taxes payable	$64,129	$71,229
Accrued purchases	154,604	68,547
Payroll and related costs	79,473	54,492
Warranty and other	75,653	74,616
Total	$373,859	$268,884

Taxes payable includes Value Added Tax, sales tax, property tax, and income tax payables.

Accrued purchases reflects liabilities related to the construction of the Gigafactory, and engineering design and testing accruals. As these services are invoiced, this balance will reduce and accounts payable will increase.

Note 7 - Customer Deposits

Customer deposits include cash payments from customers at the time they place an order for a vehicle and additional payments up to the point of delivery including the fair value of customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model and country of delivery. Customer deposits are fully refundable up to the point the vehicle is placed into the production cycle. Customer deposits are included in current liabilities until refunded or until they are applied to a customer’s purchase balance at time of delivery.

As of September 30, 2015 and December 31, 2014, we held customer deposits of $269.5 million and $257.6 million.

Note 8 - Convertible and Long-term Debt Obligations

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

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Similarly, in connection with the issuance of additional notes in April 2014, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a price of $512.66 per share for the warrants relating to 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a price of $560.64 per share for the warrants relating to 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payments upon the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

During the third quarter of 2015, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the 2019 Notes and 2021 Notes to convert have been met as of September 30, 2015. Therefore, the 2019 Notes and 2021 Notes are not convertible during the fourth quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the fourth quarter of 2015 or a future quarter, the 2019 Notes and 2021 Notes will be convertible at their holders’ option during the immediately following quarter.

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

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payment upon the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet.

During the third quarter of 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the fourth quarter of 2015. As such, we classified the $613.6 million carrying value of our 2018 Notes as current liabilities and classified $46.2 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our consolidated balance sheet as of September 30, 2015. Similarly, debt issuance costs were classified as other current assets as of September 30, 2015. Should the closing price conditions be met again in the fourth quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

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

	September 30, 2015			December 31, 2014
	2018 Notes	2019 Notes	2021 Notes	2018 Notes	2019 Notes	2021 Notes
	(in thousands, except years and percentages)
Carrying value	$613,581	$786,290	$1,080,865	$601,566	$759,891	$1,046,627
Unamortized discount	46,181	133,710	299,135	58,196	160,109	333,373
Principal amount	$659,762	$920,000	$1,380,000	$659,762	$920,000	$1,380,000
Remaining amortization period (years)	2.4	3.2	5.2
Effective interest rate on liability component	4.29%	4.89%	5.96%
Carrying amount of equity component	$82,800	$188,100	$369,400
If converted value in excess of par value	$656,352

Warehouse line of credit

In March 2015, we entered into a loan and security agreement (the “Warehouse Facility”) for a secured asset based line of credit for a principal amount up to $100 million. In June 2015, we amended the Warehouse Facility for an additional principal amount of $50 million, for a total of up to $150 million. Obligations under the Warehouse Facility are secured by certain of our lease contracts with Tesla directly and the related leased vehicles. In connection with the Warehouse Facility, we sold the beneficial interest in such lease contracts and related vehicles to a wholly owned special purpose entity that is the borrower in the Warehouse Facility, which pledged such beneficial interest in the underlying assets to the third-party lender under the Warehouse Facility. Borrowings under the Warehouse Facility are generally limited to up to 72% of the net present value of the remaining lease payments and the residual vehicle values under eligible lease contracts. As of September 30, 2015, we have borrowed $124.4 million under the Warehouse Facility.

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

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements for our borrowings. As of September 30, 2015 we were in compliance with all covenants contained in the Warehouse Facility agreement.

Asset-Based Credit Agreement

In June 2015, we entered into a senior secured asset-based revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which we amended as of November 3, 2015. The Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”), which we may draw upon as needed. In October, lenders increased their total funding commitments to us under the Credit Facility by up to an additional $250.0 million, subject to certain conditions, for total commitments up to $750 million. In addition, the Credit Agreement provides for a $200.0 million letter of credit sub-facility and a $40.0 million swing-line loan sub-facility. The Credit Agreement is collateralized by a pledge of certain of our accounts receivable, inventory, and equipment, and availability under the Credit Agreement is based on the value of such assets, as reduced by certain reserves.

Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. Interest is payable quarterly. The Credit Agreement terminates, and all outstanding loans become due and payable, in June 2020. As of September 30, 2015, we had no borrowings under the Credit Facility.

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements for our borrowings. As of September 30, 2015 we were in compliance with all covenants contained in the Credit Agreement.

Pledged Assets

As of September 30, 2015 and December 31, 2014, we have pledged or restricted $1,465 million and $29.3 million principally from finished goods and raw materials inventory, as well as certain property and equipment, direct lease vehicles, receivables and cash as collateral for letters of credit including our Warehouse line of credit and our Asset-based credit arrangement, real estate leases, and insurance policies.

Interest Expense

The following table presents the aggregate amount of interest expense recognized on the Warehouse Facility, Credit Agreement, 2018 Notes, 2019 Notes, and 2021 Notes relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest coupon	$8,362	$7,522	$23,410	$11,174
Amortization of debt issuance costs	1,945	1,516	5,202	2,252
Amortization of debt discount	24,802	23,609	72,653	32,102
Total	$35,109	$32,647	$101,265	$45,528

Note 9 - Equity Incentive Plans

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

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model X Production Vehicle;
•	1/4th of the shares subject to the options are scheduled to vest upon achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period;

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Gen III Production Vehicle; and
•	1/4th of the shares subject to the options are scheduled to vest upon achievement of annualized gross margin of greater than 30.0% in any three years

The following performance milestone was achieved in the third quarter and ratified by the Compensation Committee on October 6, 2015.

•	Completion of the first Model X Production Vehicle

We begin recording stock-based compensation expense as each milestone becomes probable. For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense of $2.7 million and $10.4 million related to this grant. For the three and nine months ended September 30, 2014, we recorded stock-based compensation expense of $2.9 million and $9.2 million related to this grant.

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

As of September 30, 2015, the market conditions for seven vesting tranches and the following performance milestones were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype; and
•	Successful completion of the Model X Beta Prototype

As of September 30, 2015, the following three performance milestones were considered probable of achievement:

•	Successful completion of the Model 3 Alpha Prototype
•	Aggregate vehicle production of 100,000 vehicles; and
•	Successful completion of the Model 3 Beta Prototype

The following performance milestone was achieved in the third quarter and ratified by the Compensation Committee on October 6, 2015.

•	Completion of the first Model X Production Vehicle

We begin recording stock-based compensation expense as each milestone becomes probable. For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense of $6.8 million and $9.5 million related to this grant. For the three and nine months ended September 30, 2014, we recorded stock-based compensation expense of $3.8 million and $18.2 million related to this grant.

No cash compensation has been received by our CEO for his services to the company.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$3,828	$5,383	$13,249	$12,401
Research and development	24,153	16,639	63,857	45,006
Selling, general and administrative	28,052	17,136	65,288	54,572
Total	$56,033	$39,158	$142,394	$111,979

Note 10 - Commitments and Contingencies

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

Overview and Quarter Highlights

We design, develop, manufacture and sell high-performance fully electric vehicles, advanced electric vehicle powertrain components and energy storage products. We are currently producing and selling our Model S sedan and our Model X crossover. Both vehicles offer exceptional performance, functionality and attractive styling. Since the introduction of Model S in June 2012, we have enhanced our vehicle offerings with All-Wheel Drive versions, new battery pack options and additional functionality including our Autopilot system.  We commenced customer deliveries of our Model X in September 2015 and are currently ramping production.  We have delivered almost 90,000 vehicles through September 30, 2015.  We intend to unveil Model 3, a lower priced sedan designed for the mass market, in the first quarter of 2016 with first deliveries planned for late 2017.

In addition to our automotive products, we recently announced the next generation of our energy storage products, the 7 kWh and 10 kWh Powerwall for residential applications and the 100 kWh Powerpack for commercial and industrial applications.  We began production and deliveries of these products, which we will market under the Tesla Energy brand, in the third quarter of 2015.   We have transitioned the production of these products from the Fremont Factory to the Gigafactory during Q4 in order to increase our production capacity sooner than our prior plan

Our primary source of revenue is from the sale of our vehicles. During the three months ended September 30, 2015, we recognized total revenues of $936.8 million, an increase of $85.0 million over total revenues of $851.8 million for the three months ended September 30, 2014, primarily driven by growth of Model S deliveries worldwide. Gross margin for the three months ended September 30, 2015 was 24.7%, a decrease from 29.6% for the three months ended September 30, 2014.

We continue to increase our sales and service footprint worldwide and expand our Supercharging network. With the continued global expansion of our customer support and Supercharger infrastructure, selling, general and administrative expenses were $236.4 million for the three months ended September 30, 2015, compared to $155.1 million for the three months ended September 30, 2014.

Management Opportunities, Challenges and Risks

Vehicle Orders, Production and Deliveries

With the introduction of Model X in September 2015, we now sell two vehicles simultaneously.  We have broadened the appeal of Model S by introducing new variants that improve range, performance and value.  For those wanting a more affordable car, we introduced Model S 70 with a starting price of only $70,000 before incentives and fuel savings.  A new 90kWh battery pack option increases the range of our 85D by 6%, which enables almost 300 miles of range at 65 mph.  Finally, for our performance enthusiasts, the new Ludicrous mode option improves 0 to 60 mph acceleration to 2.8 seconds. The introduction of Model X now provides customers with a performance electric vehicle option in the crossover segment for the first time. Similar to Model S, we expect to introduce new versions and functionality for the Model X over time.  Since the Model X launch event, order rates have accelerated for both Model S and Model X. Although it is too early to draw firm conclusions, this supports our expectation that Model X will expand the market for Tesla vehicles, with little to no cannibalization of Model S.  Overall, we expect that demand for our vehicles will continue to increase worldwide as more people drive and become aware of our vehicles, as we grow our customer sales and support infrastructure, and as we continue to develop our products.

We are confident of having combined Model S and Model X average production and delivery levels of 1,600 to 1,800 vehicles per week in 2016.  In August 2014, we began our production ramp by transitioning to our new final assembly line and upgrading our body center. These production capacity increases continued into 2015, with further investments including building a new paint shop, a new body shop for Model X, and additional stamping capacity. We expect our annual production will increase over 50% each year for the next several years. In addition, scaling our deliveries entails that we will continue to have a number of customer-configured cars in-transit.  We therefore would generally expect production to exceed deliveries, resulting in higher finished goods inventory.

During 2015, we achieved significant efficiencies in Model S production and recently began ramping up production of Model X. While Model S production is on track to achieve our production and delivery plans for the year, there are many dependencies that could influence our fourth quarter production and deliveries.  For example, the near term ramp of Model X production has been constrained primarily by the supply of components related to the second row seats. To eliminate these supply constraints and achieve a better overall outcome, we have brought manufacturing of these seats in-house.  However, this causes a short-term production disruption.  In addition we, and some of our other Model X suppliers, are still ramping up and fine-tuning production.  While we continue to work with many of these suppliers to deliver high quality production parts in quantities sufficient to meet our planned Model X production ramp, their performance adds uncertainty to our production plans.  Since production for Model X ramps rapidly late in the fourth quarter, for example, a one-week push out of this ramp due to an issue at even a single supplier could reduce Model X production by approximately 800 units for the quarter.  Finally, the timing of the Model X production ramp and high Model S and Model X deliveries in the fourth quarter create operational challenges for our delivery organization towards the end of the year.  Given these uncertainties, we are projecting to produce 15,000 to 17,000 vehicles, and deliver 17,000 to 19,000 vehicles, totaling about 50,000 to 52,000 deliveries for this year.  We expect that Model X will achieve steady state production capacity during the first quarter of 2016 as we do not foresee any significant production, design or supply chain constraints that will impact this plan.

In addition to expanding our production, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters. We expect that this trend will contribute to improved gross margin over time, excluding the impact of foreign currency movements and product mix. Significant cost improvements for Model S were achieved in 2014 and 2015, including material cost reductions from both engineering and commercial actions, and manufacturing efficiencies. However, during our product introductions in 2014 and 2015, we incurred manufacturing inefficiencies which negatively impacted our gross margin. We expect that both manufacturing and supply chain inefficiencies typical of a new product introduction will suppress Model X margins as production ramps until production stabilizes in the first quarter of next year.  While we expect Model X to eventually achieve gross margin comparable with Model S, if we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives or introduce Model X efficiently, our ability to reach our gross margin goals would be negatively affected in the short-term.

To support our planned vehicle growth in 2016, we plan to continue expanding stores and service infrastructure worldwide, provide more timely service in areas with a high concentration of Tesla customers, and continue expanding our Supercharger and destination charger network. Since we now offer our vehicles in many countries throughout North America, Europe and Asia, our expansion will primarily occur in geographic areas in which we already have a presence. We expect our long-term sales outside of North America will be almost half of our worldwide automotive revenue. Despite initial challenges in China, we plan to continue to invest in our infrastructure there as we believe that China could be one of our largest vehicle markets within a few years. However, as compared to markets in the United States and Europe, we have relatively limited experience in China and other Asian markets; thus, we may face continuing difficulties meeting our future vehicle expansion plans in Asia.

Trends in Capital Expenditures and Operating Expenses

Our capital expenditures and operating expenses have significantly increased in the past year. As we continue to invest in the long term growth of Tesla, capital spending and operating expenses will continue to increase, but at a more moderate pace than in 2014. During 2015, capital expenditures are expected to be about $1.7 billion as we expand production capacity, ramp Model X production, continue to build the Gigafactory, expand our stores and service centers, expand our Supercharger network, and continue other product development programs, including Model 3. The increase in spending is primarily due to accelerated investments in the Gigafactory, further vertical integration of seat assembly and other manufacturing activities, as well as faster milestone execution by certain suppliers for Model X manufacturing equipment and tooling.

Our operating expenses are expected to grow by about 50% in 2015 as compared to 2014 which will be less than half the pace of growth in 2014. Operating expenses should increase slightly in Q4, but reflect a further decline in Model X development expenses, offset by increased costs related to expanding our global sales capability and developing Model 3. We expect sales, general and administrative expenses to decline over time as a percentage of revenue as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure. Over time, we also expect overall operating expenses to decrease as a percentage of revenue.

As of September 30, 2015 and December 31, 2014, the net book value of our Supercharger network was $152.4 million and $107.8 million and currently includes 536 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia and expect such spending to be approximately 5% of total capital spending over the next 12 months. During 2015, this investment will grow our Supercharger network by about 50%. We allocate Supercharger related expenses to cost of automotive revenues and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

Customer Financing Options

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions. We offer a resale value guarantee in connection with certain loans offered by financial institutions and have provided this guarantee to approximately 15,500 Model S customers. We expanded this program to selected European and Asian markets during the first half of 2015. Resale value guarantees available for exercise within the next 12 months are $85.6 million and relate to 1,921 vehicles.

Vehicle deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program requires the deferral of revenues and costs into future periods as they are considered leases for accounting purposes. As these deferred revenue and costs are recognized over the residual value periods, total automotive revenue and gross margin increase.

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

We currently offer leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through a banking partner. Leasing through Tesla Finance is now available in 37 states, the District of Columbia and in 4 provinces of Canada. Through September 30, 2015, we have leased approximately 2,900 vehicles through Tesla Finance and approximately 4,100 vehicles through our banking partner. Leasing through both Tesla Finance and our banking partner exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from Tesla Finance (but not for those offered through our bank partner), we will not receive the full amount of the cash for the vehicle price at delivery and will assume customer credit risk. We plan to continue expanding our leasing offerings.

The Tesla Gigafactory

We are building the Tesla Gigafactory, a facility where we intend to work together with our suppliers to integrate production of battery material, cells, modules and battery packs in one location. In June 2014, we broke ground on the Gigafactory outside of Reno, Nevada.  While construction is still continuing, we relocated production of our Tesla Energy products to the Gigafactory in the fourth quarter of 2015 to a new automated assembly line several quarters ahead of our initial plan.  While this will allow us to better accommodate our expected growth, we expect it will cause short-term disruption in Tesla Energy production and deliveries during the fourth quarter of this year.  We anticipate beginning cell production, initially for Tesla Energy products, by the end of 2016.

We continue to invest in construction of the building and utilities at the Gigafactory and in production equipment for battery, module and pack production. We will be responsible for the overall management of the Gigafactory and will engage with partners who have significant experience in battery cell and material production. We have partnered with Panasonic to manufacture and supply us with battery cells and we anticipate bringing on additional partners to create a fully integrated industrial complex.  Given the size and complexity of this undertaking, the cost of building and operating the Gigafactory could exceed our current expectations, we may have difficulty signing up additional partners, and the Gigafactory may take longer to bring online than we anticipate.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q which also includes discussion of Recent Accounting Pronouncements that may impact us.

Results of Operations

Revenues

Automotive revenue includes revenues related to deliveries of new Model S and Model X vehicles, including internet connectivity, Supercharging access, and specified software updates for cars equipped with Autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers, amortization of revenue for cars sold with resale value guarantees, and Model S leasing revenue.

Services and other revenue consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services, Tesla Energy products, and pre-owned Tesla vehicles.

Automotive revenue during the three and nine months ended September 30, 2015 were $852.6 million and $2.62 billion, an increase from $799.9 million and $2.12 billion during the three and nine months ended September 30, 2014. The increase was primarily driven by the ramp in Model S deliveries. For the three and nine months ended September 30, 2015, automotive revenue includes $83.5 million and $206.7 million from the accretion of the deferred revenues from our resale value guarantee and other similar programs, as well as Model S leasing, an increase from $34.2 million and $87.3 million during the three and nine months ended September 30, 2014 as a result of a greater number of resale value guarantees.

Service and other revenue during the three and nine months ended September 30, 2015 were $84.2 million and $207.7 million, an increase from $51.9 million and $125.1 million during the three and nine months ended September 30, 2014, related primarily to increases in pre-owned vehicle sales, maintenance service revenue, and powertrain sales.

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

Cost of automotive revenues during the three and nine months ended September 30, 2015 were $628.7 million and $1.93 billion, an increase from $552.9 million and $1.51 billion for the three and nine months ended September 30, 2014. The increase in cost of automotive revenues was driven primarily by increased Model S deliveries. In the three and nine months ended September 30, 2015, we recognized $43.8 million and $111.2 million in cost of automotive revenues related to cars accounted for as operating leases. In the three and nine months ended September 30, 2014, we recognized $21.9 million and $58.2 million in cost of automotive revenues related to cars accounted for as operating leases.

Cost of services and other revenue during the three and nine months ended September 30, 2015 were $76.6 million and $199.8 million, an increase from $46.9 million and $112.7 million for the three and nine months ended September 30, 2014. The increase in cost of services and other revenues was driven primarily by greater pre-owned vehicle sales and increased cost associated with powertrain sales to Daimler and maintenance services.

Gross profit for the three and nine months ended September 30, 2015 was $231.5 million and $704.9 million, an increase from $251.9 million and $620.0 million during the three and nine months ended September 30, 2014. Gross margin for the three and nine months ended September 30, 2015 were 24.7% and 24.9%, a decrease from 29.6% and 27.7% during the three and nine months ended September 30, 2014. The lower margin was primarily due to product and regional mix shift, as a greater percentage of sales were derived from vehicle models with lower average selling prices, and increased manufacturing costs related to the ramp in production of the small drive unit for dual motor Model S vehicles, obsolete inventory and lower ZEV credits revenue. This margin decrease was partially offset by an increasing amount of revenues from vehicles accounted for as leases including direct lease vehicles and those under our resale value guarantee programs which have a significantly higher gross margin and from material cost savings. Services and other gross margin was also down year over year, primarily driven by a planned price reduction for powertrain sales to Daimler.

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

R&D expenses for the three months ended September 30, 2015 were $178.8 million, an increase from $135.9 million for the three months ended September 30, 2014. The increase in R&D expenses consisted primarily of a $28.0 million increase in expensed materials primarily to support our Model X development, and other Model S improvements, a $21.5 million increase in employee compensation expenses, a $14.3 million decrease in costs related to Model X, Autopilot and dual motor powertrain engineering, design and testing activities and a $6.3 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted.

R&D expenses for the nine months ended September 30, 2015 were $527.7 million, an increase from $325.1 million for the nine months ended September 30, 2014. The increase in R&D expenses consisted primarily of a $90.3 million increase in expensed materials primarily to support our Model X development, Autopilot, and other Model S improvements, a $66.4 million increase in employee compensation expenses, a $16.7 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted, and a $9.4 million increase in costs related to Model X, Autopilot and dual motor powertrain engineering, design and testing activities.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses for the three months ended September 30, 2015 were $236.4 million, an increase from $155.1 million for the three months ended September 30, 2014. SG&A expenses increased primarily from higher headcount and costs, including stock based compensation, to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The increase in our SG&A expenses consisted primarily of a $37.9 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, $22.5 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, and a $12.8 million increase in professional and outside services costs.

SG&A expenses for the nine months ended September 30, 2015 were $633.6 million, an increase from $406.7 million for the nine months ended September 30, 2014. SG&A expenses increased primarily from higher headcount and costs, including stock based compensation, to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The increase in our SG&A expenses consisted primarily of a $98.2 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $59.9 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $30.8 million increase in professional and outside services costs, and a $28.2 million increase in global expansion events for auto shows, regional delivery and test drives.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 was $29.3 million and $80.2 million, as compared to $29.1 million and $72.2 million during the three and nine months ended September 30, 2014. For the three months ended September 30, 2015, interest expense increased as compared to the same period in the prior year as a result of an increase on outstanding debt on the 2019 & 2021 notes and on vehicle and capital leases. The increase in year to date interest expense from 2014 to 2015 was due to the issuance of $920.0 million aggregate principal amount of 2019 Notes and $1.38 billion aggregate principal amount of 2021 Notes during the first half of 2014.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense) was ($15.4) million and ($3.1) million in the three months ended September 30, 2015 and 2014 and ($24.5) million and $2.4 million in the nine months ended September 30, 2015 and 2014. Fluctuations in other income (expense) are primarily the result of unrealized gains(losses) from foreign currency exchange of ($16.8) million and ($2.6) million in the three months ended September 30, 2015 and 2014 and ($25.6) million and $2.7 million in the nine months ended September 30, 2015 and 2014, related to Norwegian krone, Canadian dollars, and Chinese yuan .

Provision for Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2015 was $1.8 million and $8.0 million, compared to $3.7 million and $5.7 million during the three and nine months ended September 30, 2014. The increases in the provision for income taxes were due primarily to the increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

As of September 30, 2015, we had $1.4 billion in principal sources of liquidity available from our cash and cash equivalents including $617.4 million of money market funds. Amounts held in foreign currencies had a U.S. dollar equivalent of $374.2 million as of September 30, 2015, and consisted primarily of euro, Norwegian krone, Japanese yen, Swiss francs, and Canadian dollars.

Sources of cash are predominately from our deliveries of Model S, as well as customer deposits for Model S and Model X, sales of regulatory credits, sales of powertrain components, Tesla Energy products, proceeds from financing activities, and sales from service locations. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with adequate liquidity over the next 12 months based on our current plans. These cash flows enable us to fund our ongoing operations, research and development projects for our planned Model X, Model 3, and certain other future products; purchase tooling and manufacturing equipment required to introduce Model X and to continue to ramp up production of Model S; construct our Gigafactory; and establish and expand our stores, service centers and Supercharger network. We currently anticipate making aggregate capital expenditures of about $1.7 billion during 2015.

In June 2015, we entered into a senior secured asset-based revolving credit agreement with a syndicate of banks. The Credit Agreement provides for a senior secured asset-based revolving credit facility, which we may draw upon as needed. In October, lenders increased their total funding commitments to us under the Credit Facility by up to an additional $250.0 million, subject to certain conditions, for total commitments up to $750 million. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. As of September 30, 2015, we have no borrowings under the Credit Facility.

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

Summary of Cash Flows

	Nine Months Ended September 30
	2015	2014
Net cash provided by (used in) operating activities	$(494,650)	$29,065
Net cash used in investing activities	(1,259,271)	(618,213)
Net cash provided by financing activities	1,298,485	2,131,805

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

Our operating cash inflows include cash from sales of our vehicles, customer deposits for Model S and Model X, sales of regulatory credits, and sales of powertrain components and systems. These cash inflows are offset by payments we make to our suppliers for production materials and parts used in our manufacturing process, employee compensation, operating leases and interest expense on our financings.

During the nine months ended September 30, 2015 and 2014, cash provided by (used in) operating activities was $494.7 million and $29.1 million. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in finished goods inventory primarily due to cars in transit for customer orders and pre-owned vehicles, partially offset by proceeds from sales and marketing vehicles, as well as cash used for direct lease vehicles and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in product manufacturing equipment and tooling, Gigafactory construction, and our stores, service centers and Supercharger network infrastructure. During the nine months ended September 30, 2015 and 2014, cash used in investing activities was $1.3 billion and $618.2 million. Cash flows from investing activities and variability between comparable periods related primarily to capital expenditures, which were $1.2 billion and $601.2 million during the nine months ended September 30, 2015 and 2014.

In 2014, we began construction of our Gigafactory facility in Nevada. Tesla’s contribution to total capital expenditures is expected to be about $2.0 billion over the next 5 years. During the nine months ended September 30, 2015, we used cash of $158.6 million towards the construction of this project and expect to spend up to $300 million for the full year.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015 and 2014, net cash provided by financing activities was $1.3 billion and $2.13 billion. Cash flows from financing activities during the nine months ended September 30, 2015 consisted primarily $738.3 million net proceeds from August 2015 public offering of 3,099,173 shares of common stock and $360.0 million received from vehicle sales to our bank leasing partners. Cash flows from financing activities during the nine months ended September 30, 2014 consisted primarily of $2.3 billion net proceeds from the issuance of our 2019 and 2021 Notes, including the associated hedge and warrant transactions.

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

During the third quarter of 2015, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of September 30, 2015. Therefore, the 2019 Notes and 2021 Notes are not convertible during the fourth quarter of 2015 and are classified as long-term debt. Should the closing price conditions be met in the fourth quarter of 2015 or a future quarter, the 2019 Notes and 2021 Notes will be convertible at their holders’ option during the immediately following quarter.

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

During the third quarter of 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the fourth quarter of 2015. Upon conversion of 2018 Notes, we will be obligated to pay cash for the principal amount of the converted notes and we may also have to deliver shares of our common stock in respect of such converted notes. Any conversion of the 2018 Notes prior to their maturity or acceleration of the repayment of the 2018 Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met again in the fourth quarter of 2015 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the 2018 Notes will be converted in the short term.

For more information on the 2018 Notes, 2019 Notes, and 2021 Notes see Note 8 to our Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

As of September 30, 2015, we have borrowed $124.4 million and $0 million under our Warehouse Facility and Credit Facility. The Warehouse facility matures in March 2017 and the Credit Facility matures in June 2020, at which time all outstanding borrowing will become due. Prior to that date, principal payments will be due in the amount that the borrowing limit decreases below our outstanding principal balance. To date, no principal repayments were owed. For more information on the Warehouse Facility and Credit Facility, see Note 8 to our Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Under our arrangement with one of our bank leasing partners, we have guaranteed the bank will receive a minimum residual value at the end of the lease term for each vehicle they purchase. At the end of the lease term, if the bank sells the vehicle, we are obligated to pay the bank for any shortfall between the vehicle’s sales proceeds and the guarantee amount, or, at our option, we may elect to repurchase the vehicles by paying the full guarantee amount, which was $210.0 million as of September 30, 2015.

There have been no other material changes during the nine months ended September 30, 2015 from the contractual obligations disclosed in Part II, Item 7, Contractual Obligations, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As a result of the unfavorable impact from unsettled foreign currency-denominated intercompany balances and foreign currency cash holdings, related largely to our Norwegian kroner, Canadian dollar, and Chinese yuan balances, we recorded unrealized losses of $35.6 million on foreign exchange transactions in other income (expense), net, for the nine months ended September 30, 2015.

Interest Rate Risk

We had cash and cash equivalents totaling $1.4 billion as of September 30, 2015. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of September 30, 2015, we had $2.96 billion aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $28.0 million, all of which are fixed rate instruments. Therefore, these instruments are not subject to fluctuations in interest rates.

We pay interest on our Warehouse Facility at a rate of LIBOR plus 1.65% and our Credit Agreement at a rate of LIBOR plus 1.0%. As such, should interest rates increase significantly it could have an adverse impact on our results of operations and cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Industry

We may experience significant delays or other complications in the design, manufacture, launch and production ramp of new vehicles such as Model X and future vehicles such as Model 3, which could harm our brand, business, prospects, financial condition and operating results.

We may experience significant delays or other complications in bringing to market and ramping production of Model X and other new vehicles. While we commenced Model X deliveries late in the third quarter of this year, we have only recently begun manufacturing Model X vehicles, and various factors could result in delays in its production ramp, including the capacity of our suppliers to deliver us components at the timing and volumes we require and timely completion of foreign regulatory approvals. In addition, since Model X shares certain production facilities with the Model S, Model S production may be impacted if the ramp of Model X is not as efficient as we plan.

We have experienced delays or other complications in connection with new vehicle models in the past, such as production ramp delays for Model S in 2012 and the All-Wheel Drive Dual Motor Model S, and the launch of Model X. Any significant delay or other complication in the ramp of Model X or the development, manufacture, launch and production ramp of our future vehicles, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

The complexity in our business continues to grow as we introduce new products and variants.

We have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric vehicles as well as limited experience allocating our available resources among the design and production of multiple vehicles, such as Model S, Model X and Model 3, and in particular with respect to multiple vehicle models and variants.  In the past, when we have added complexity to our production line, we have experienced unexpected delays.  Similar problems may occur in the future as we simultaneously produce Model X and Model S vehicles, as well as future vehicles and Tesla Energy products.

We may be unable to meet our production and delivery plans for Model S and Model X, both of which could harm our business and prospects.

We have significantly increased vehicle production and deliveries since the launch of Model S in 2012, and our plans call for even greater increases going forward. Our ability to further increase Model S production and ramp production of Model X, will depend upon a number of factors, including our ability to use new manufacturing processes as planned while maintaining our desired quality levels, our suppliers’ ability to deliver sufficient volumes of quality parts to us in a timely manner, and carefully but efficiently making design and production changes to ensure consistently high quality. Certain suppliers have experienced delays in meeting our demand or have sought to renegotiate the terms of the supply arrangements, and we continue to focus on supplier capabilities and constraints.  While our plans call for us to significantly increase production and deliveries of our vehicles in a short amount of time, we may be unable to do so.  Any delays or disruption in our production of Model S and Model X in line with our plans could materially damage our brand, business, prospects, financial condition and operating results.

In addition, we have introduced a number of new manufacturing technologies and techniques for our vehicles, such as aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts.  Our vehicles also have unique design features, such as a 17 inch display screen, retractable exterior door handles, and all-new dual motor and Autopilot hardware introduced in Model S and falcon-wing doors and other unique features introduced in Model X, each of which poses different manufacturing challenges.

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

Finally, detailed long-term testing of quality, reliability and durability of our vehicles is ongoing, and in the case of production Model X vehicles has only recently commenced, and any negative results from such testing could cause production or delivery delays, cost increases, or lower quality of our vehicles.

Our long-term success will be dependent upon our ability to design, build and achieve market acceptance of our vehicles, including Model S and Model X, and new vehicle models such as Model 3.

There is no guarantee that Model S or our future vehicles will continue to be successfully accepted by the general public, especially in the long-term.  Although we have successfully grown demand for Model S to date and believe that we will be able to continue to do so, there is also no guarantee that future demand for Model S will meet our expectations.

Additionally, we have limited experience in introducing new vehicles. Although we have strong initial demand for Model X, we have only recently commenced initial deliveries late in the third quarter of this year, which makes it difficult to estimate its long-term demand. To the extent that we are not able to build Model X in accordance with consumer expectations, customers may cancel their reservations and our future sales could be harmed.

While we believe that there will continue to be separate and strong demand for both Model S and Model X, we have never sold multiple vehicle models at the same time. Although we believe that each of our vehicles and their variants meet a distinct segment of the automotive market, if our vehicles end up competing with one another in the market, then our ability to sell each vehicle model at planned quantities or prices may be impacted.

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

Problems or delays in bringing the Gigafactory online and operating it in line with our expectations could negatively affect the production and profitability of our products, such as Model 3 or Tesla Energy products. .

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

Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.  Our Model X vehicles have not yet been evaluated by NHTSA for its 5-Star Safety Ratings, and while based on our internal testing we expect to obtain comparable ratings to those achieved by Model S, there is no assurance this will occur.

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

This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our vehicles and powertrain components.  We may experience delays due to supply chain disruptions with respect to Model S, Model X, Model 3 and any other future vehicle we may produce, such as those we experienced in 2012 in connection with our slower-than-anticipated Model S ramp.  In addition, our currently ongoing transition from low to high volume production tooling for Model X may take longer than expected which may adversely impact our short-term financial results.

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

As we have gradually ramped production of Model S, manufacturing costs per vehicle have decreased. While we expect ongoing cost reductions to be realized by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We incur significant costs related to procuring the raw materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of our Model S, Model X and powertrain manufacturing facilities. Furthermore, if we are unable to produce Model X pursuant to our plan due to cost overruns or other unexpected costs, we may not be able to meet our gross margin targets.

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

Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and such events have raised concerns, and future events may lead to additional concerns, about the batteries used in automotive applications. .

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

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased Model S deliveries in markets outside of the United States, we have much higher revenues than costs denominated in other currencies such as the euro, Norwegian kroner, Chinese yuan and Canadian dollar. The recent strengthening of the U.S. dollar therefore has reduced, and any further strengthening of the U.S. dollar would tend to further reduce, our revenues as measured in U.S. dollars. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be adversely affected.

Our resale value guarantee and leasing programs expose us to the risk that the resale values of vehicles returned to us are lower than our estimates and may result in lower revenues, gross margin, profitability and liquidity.

We offer resale value guarantees to many of our customers, under which such customers may sell their vehicles back to us at certain points in time at pre-determined resale values.  Customers can lease our vehicles through both leasing partners and from us directly, including through Tesla Finance, our captive finance company.  The resale values of any vehicles resold or returned to us pursuant to these programs may be lower than our estimates, which are based on a limited secondary market for our vehicles.  If the volume of vehicles returned to us is higher than our estimates and we are not able to timely resell them, our cash flows and liquidity could be negatively impacted. In cases where customers retain their vehicles past the guarantee period, our gross margin will be negatively impacted as all remaining revenues and costs related to the vehicle will be recognized at no gross profit.

Because we provide a resale value guarantee to our customers, we apply lease accounting to purchases with a resale value guarantee as well as to leases held directly by us.  Under lease accounting, we recognize the associated revenues and costs of the vehicle sale over time rather than fully upfront at vehicle delivery.  As a result, these programs generate lower revenues in the period the car is delivered and higher gross margins during the period of the resale value guarantee as compared to purchases in which the resale value guarantee does not apply.  A significant uptake under these programs could therefore have an adverse impact on our near term revenues and operating results.  Moreover, unlike the resale value guarantee program or programs with leasing partners which do not impact our cash flows and liquidity at the time of vehicle delivery, under a lease held by directly by us, we may receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease.  To the extent we expand our direct leasing program without securing external financing or business partners to support such expansion, our cash flow and liquidity could also be negatively impacted.

If we fail to effectively manage the residual, financing and credit risks related to our direct Tesla leasing programs our business may suffer.

We offer leasing programs in the United States through our captive finance company, Tesla Finance, and in Canada and Germany through local subsidiaries. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and manage customer credit risk. If actual residual values of our vehicles are below our estimates, we may suffer lower profitability or potentially have losses. If we are unable to adequately fund our leasing program with either internal funds or external financing sources, we may be unable to grow our sales. Additionally, if we do not properly screen customers for ability to pay their leases on time, we may be exposed to excessive credit risks and associated losses. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, and state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

•	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells we require;
•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;
•	an increase in the cost of raw materials used in the bodies of our vehicles; and
•	fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases are currently denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for our production vehicles’ battery packs as well as for the battery packs we produce for other automobile manufacturers. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only one supplier for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such vendors could disrupt production of our vehicles and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase vehicle prices in response to increased raw material costs could result in cancellations of vehicle orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

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

Product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death.  We also may face claims related to any misuse or failures of our new Autopilot technology. A successful product liability claim against us with respect to any aspect of our vehicles could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles.  Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and would have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid from company funds, not by insurance. Any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future, including competition from companies with new technology.

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

Furthermore, if we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position. We may be unable to engineer, produce, source or integrate technology that reflects changes in electric vehicle technology, in particular battery cell technology, and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition.

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

The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives in the U.S. and abroad supporting the adoption of electric vehicles could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction or elimination of government and economic incentives supporting the adoption of electric vehicles may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. We currently benefit from certain exemptions in the United States, such as the California state sales and use taxes. Similarly, government programs in Europe favor the purchase of electric vehicles, including through disincentives that discourage the use of gas-powered vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. Additionally, on January 1, 2016, a previously available incentive in Denmark that favors the purchase of electric vehicles expires and will be replaced with a newly phased-in incentive that is less generous than the incentive that it replaces. If government programs supporting the adoption of electric vehicles are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, sales of our electric vehicles could be adversely affected. In addition, customers may delay taking delivery of their Tesla vehicles if they believe that certain electric vehicle incentives will be available at a later date, which may negatively affect our ability to achieve our planned delivery targets.

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

In addition, as the automotive industry moves towards greater use of electronics in vehicle systems, NHTSA and other regulatory bodies may regulate these electronic systems more stringently, particularly as concerns about distracted driving increase. Such concerns could affect use of electronic systems in our vehicles, such as the 17 inch display screen found in Model S and Model X, which could reduce their appeal or require adjustments to the display screen’s functionality.

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

Finally, we recently released a vehicle software update that delivers a range of new Autopilot features that relieve drivers of the most tedious and potentially dangerous aspects of road travel.  As Autopilot is a completely new feature that U.S. and foreign regulators have limited experience with, there is a risk that regulators could take actions impacting whether and how our customers are able to use Autopilot, which could adversely affect our business.

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

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We previously experienced product recalls in May 2009, October 2010 and June 2013, none of which was related to our electric powertrain. In April 2009, we determined that a condition caused by insufficient torqueing of the rear inner hub flange bolt existed in some of our Tesla Roadsters, as a result of a missed process during the manufacture of the Tesla Roadster glider. In October 2010, we initiated a product recall after the 12 volt, low voltage auxiliary cable in a single vehicle chafed against the edge of a carbon fiber panel in the vehicle causing a short, smoke and possible fire behind the right front headlamp of the vehicle. In June 2013, we initiated a recall of slightly more than one thousand Model S vehicles to inspect and repair rear seat strikers that may have been compromised during the assembly process. Rear seat strikers are used to retain the rear seat backs in an upright position. Failure of this component may have resulted in collapse of the rear seat back during a crash. Finally, in January 2014, we implemented a firmware update to address issues with certain Universal Mobile Connector NEMA 14-50 adapters, which are part of the charging units and are not part of the vehicles themselves, potentially overheating during charging. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or our electric powertrain components that we provide to other OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. Subject to separate limited warranties for the supplemental restraint system and battery, we provide a four year or 50,000 mile New Vehicle Limited Warranty for the purchasers of Model S and Model X. The New Vehicle Limited Warranty for Model S and Model X also covers the drive unit for eight years and the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered under the New Vehicle Limited Warranty or any Extended Service plan.

In addition, customers have the opportunity to purchase an Extended Service plan for the period after the end of the New Vehicle Limited Warranty for Model S and Model X to cover additional services for an additional four years or 50,000 miles, provided it is purchased within a specified period of time. The New Vehicle Limited Warranty and Extended Service plans for the Tesla Roadster, Model S and Model X are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. We have previously provided our Tesla Roadster customers with a battery replacement option to replace the battery in their vehicles at any time after the expiration of the New Vehicle Limited Warranty but before the tenth anniversary of the purchase date of their vehicles. Additionally, in 2013, as part of our ongoing efforts to improve the customer ownership experience, we expanded the battery pack warranty and also eliminated the annual service requirement that was needed to keep the New Vehicle Limited Warranty in effect. Should this change in warranty coverage lead to an increase in warranty claims, we may need to record additional warranty reserves, which would negatively affect our profitability.

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

Our financial results may vary significantly from period-to-period due to fluctuations in our operating costs.

We expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model 3, Tesla Energy products and other future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, including ramping up the production of Model X, develop the Gigafactory, open new Tesla service centers with maintenance and repair capabilities, open new Supercharger locations, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

Unauthorized control or manipulation of our vehicles’ systems may affect the operation of our vehicles or compromise data security, which could result in loss of confidence in us and our vehicles and harm our business.

Our vehicles contain complex information technology systems. For example, subject to our customers’ ability to opt out pursuant to our privacy policy, our vehicles are designed with built-in data connectivity to accept and install periodic remote updates from us to improve or update the functionality of our vehicles. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our vehicles and their systems.  However, hackers have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use such networks, vehicles and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle, such as its current geographical position, previous and stored destination address history and web browser “favorites.”  We encourage reporting of potential vulnerabilities in the security of our vehicles via our security vulnerability reporting policy, and we aim to remedy any reported and verified vulnerabilities. Accordingly, we have received reports of potential vulnerabilities in the past and have attempted to remedy them.  However, there can be no assurance that vulnerabilities will not be identified in the future, or that our remediation efforts are or will be successful.

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

We have filed trade and service mark applications for our Tesla marks in various countries in which we currently sell and plan to sell our products and services. Certain of our applications are subject to outstanding opposition proceedings brought by owners or applicants alleging prior applications for or use of similar marks, or refusals issued by trademark offices citing prior applications or registrations for allegedly similar marks. If we cannot resolve these oppositions and refusals and thereby secure registered rights in these countries, the value of the marks representing our exclusive brand name in these countries will be diluted. In addition, there is a risk that the prior rights owners could in the future take actions to challenge our use of the Tesla marks in these countries. Such actions could have a severe impact on our position in these countries and may inhibit our ability to use the Tesla marks in these countries. If we were prevented from using the Tesla marks in any or all of these countries, we would need to expend significant additional financial and marketing resources on establishing an alternative brand identity in these markets.

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

We incurred $660.0 million, $920.0 million and $1.38 billion, respectively, in aggregate principal amount of senior indebtedness when we issued pursuant to registered public offerings 1.50% convertible senior notes due 2018 (2018 Notes) in 2013, and 0.25% convertible senior notes due 2019 (2019 Notes) and 1.25% convertible senior notes due 2021 (2021 Notes) in 2014.  In addition, in June 2015 we entered into a senior secured asset based revolving credit agreement (the “Credit Agreement”) that allows us to borrow, under certain circumstances, up to $750 million.  As of September 30, 2015, we had no borrowings under this credit facility. Finally, during 2015 we also entered into a warehouse credit facility (the “Warehouse Facility”) for a principal amount of up to $150 million.  As of September 30, 2015, we had borrowed $124.4 million under this facility.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $286.65 per share and a low of $181.40 per share over the last 52 weeks.  The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the trial court dismissed the plaintiffs’ complaint with prejudice, this litigation (if the trial court’s order is successfully appealed) or others like it could result in substantial costs and a diversion of our management’s attention and resources.

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

Beginning in June 2011, banking institutions that are affiliated with certain underwriters of our completed public offerings of common stock and Notes made extensions of credit to Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, or the Trust, a portion of which Mr. Musk used to purchase shares of common stock in our public offerings in May 2013 and August 2015 and private placements in June 2011 and June 2013. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust.

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

Tesla Motors, Inc.

Date: November 5, 2015	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between Tesla Motors, Inc. and certain holders of the capital stock of Tesla Motors, Inc. named therein.	8-K	001-34756	4.1	August 19, 2015	—

10.1	First Amendment, dated as of November 3, 2015, to ABL Credit Agreement, dated as of June 10, 2015, by and among Tesla Motors, Inc., Tesla Motors Netherlands B.V., certain of Tesla Motors, Inc.’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, and the documentation agent, syndication agents, administrative agent, collateral agent and lenders from time to time party thereto.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith