Form 10-Q
period 2016-03-31
TESLA MOTORS INC
filed 2016-05-10
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 133,944,622 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2016

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

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,441,789	$1,196,908
Restricted cash and marketable securities	23,980	22,628
Accounts receivable	318,056	168,965
Inventory	1,301,961	1,277,838
Prepaid expenses and other current assets	153,757	115,667
Total current assets	3,239,543	2,782,006
Operating lease vehicles, net	2,244,210	1,791,403
Property, plant and equipment, net	3,593,014	3,403,334
Restricted cash	47,783	31,522
Other assets	67,152	59,674
Total assets	$9,191,702	$8,067,939
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,013,486	$916,148
Accrued liabilities	438,522	422,798
Deferred revenue	516,620	423,961
Resale value guarantees	192,423	136,831
Customer deposits	391,363	283,370
Current portion of long-term debt and capital leases	635,285	627,927

Total current liabilities	3,187,699	2,811,035

Long-term debt and capital leases	2,484,329	2,021,093
Deferred revenue	496,997	446,105
Resale value guarantees	1,583,075	1,293,741

Other long-term liabilities	426,611	364,976
Total liabilities	8,178,711	6,936,950
Commitments and contingencies (Note 10)
Convertible senior notes (Notes 8)	42,626	47,285
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 133,858 and 131,425 shares issued and outstanding as of March 31, 2016 and December 31, 2015	134	131
Additional paid-in capital	3,561,256	3,409,452
Accumulated other comprehensive loss	13,565	(3,556)
Accumulated deficit	(2,604,590)	(2,322,323)
Total stockholders' equity	970,365	1,083,704
Total liabilities and stockholders' equity	$9,191,702	$8,067,939

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Automotive	$1,026,064	$893,320
Services and other	120,984	46,560
Total revenues	1,147,048	939,880
Cost of revenues
Automotive	779,316	631,745
Services and other	115,264	48,062
Total cost of revenues	894,580	679,807
Gross profit	252,468	260,073
Operating expenses
Research and development	182,482	167,154
Selling, general and administrative	318,210	195,365
Total operating expenses	500,692	362,519
Loss from operations	(248,224)	(102,446)
Interest income	1,251	184
Interest expense	(40,625)	(26,574)
Other income (expense), net	9,177	(22,305)
Loss before income taxes	(278,421)	(151,141)
Provision for income taxes	3,846	3,040
Net loss	$(282,267)	$(154,181)
Net loss per share of common stock, basic and diluted	$(2.13)	$(1.22)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	132,676	125,947

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(282,267)	$(154,181)
Other comprehensive income (loss), net of tax:
Unrealized net gain on derivatives and short-term marketable securities	20,805	204
Foreign currency translation adjustment	(3,684)	(16,147)
Other comprehensive income (loss)	17,121	(15,943)
Comprehensive loss	$(265,146)	$(170,124)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(282,267)	$(154,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,460	77,112
Stock-based compensation	89,658	43,026
Amortization of discount on convertible debt	20,613	17,941
Inventory write-downs	13,010	5,901
Disposal of property and equipment	26,171	2,753
Other non-cash operating activities	7,135	2,862
Foreign currency transaction (gain) loss	(9,356)	27,977
Changes in operating assets and liabilities
Accounts receivable	(159,327)	2,175
Inventories and operating lease vehicles	(512,671)	(307,209)
Prepaid expenses and other current assets	(9,134)	(43,475)
Other assets	(6,862)	(6,055)
Accounts payable and accrued liabilities	60,593	47,493
Deferred revenue	89,671	50,729
Customer deposits	100,804	(3,012)
Resale value guarantee	150,636	62,712
Other long-term liabilities	15,261	41,457
Net cash used in operating activities	(249,605)	(131,794)
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases	(216,859)	(426,060)
(Increase) decrease in other restricted cash	(16,960)	(6,284)
Net cash used in investing activities	(233,819)	(432,344)
Cash Flows From Financing Activities
Collateralized lease borrowing	241,763	77,961
Proceeds from issuance of convertible and other debt	430,000	77,661
Proceeds from exercise of stock options and other stock issuances	52,838	35,218
Principal payments on capital leases and other debt	(8,128)	(3,726)
Common stock and debt issuance costs	(1,038)	(958)
Net cash provided by financing activities	715,435	186,156
Effect of exchange rate changes on cash and cash equivalents	12,870	(17,655)
Net increase (decrease) in cash and cash equivalents	244,881	(395,637)
Cash and cash equivalents at beginning of period	1,196,908	1,905,713
Cash and cash equivalents at end of period	$1,441,789	$1,510,076
Supplemental noncash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	235,829	235,582
Estimated fair value of facilities under build-to-suit lease	39,034	29,212

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and Tesla Energy products. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market, manufacture, sell and/or service our vehicles and Tesla Energy products.

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

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2016, the consolidated statements of operations and consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015 and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2015, was derived from our audited consolidated financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

In April 2015, the FASB issued new authoritative accounting guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We have retrospectively adopted this standard as of March 31, 2016, and as a result, on the December 31, 2015, consolidated balance sheet we reclassified $9.6 million as a reduction in prepaid expenses and other current assets, along with $15.0 million reduction in other assets, with a corresponding reduction in the aggregate carrying value of the Company’s long term debt liabilities. Similarly, as a result of the change in carrying value of long term debt, $5.2 million was reclassified out of additional paid in capital and into mezzanine equity on the December 31, 2015 consolidated balance sheet.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016 - 02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Revenue Recognition

We recognize revenue for products and services when: (i) a persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) pricing or fees are fixed or determinable; and (iv) collection is reasonably assured.

Vehicle sales include standard features, customer selected options and accessories, and specific other elements that meet the definition of a deliverable under multiple-element accounting guidance including free internet connectivity, free access to our Supercharger network, and free future over the air software updates. These deliverables are valued on a stand-alone basis and we recognize their revenue over our performance period, which is generally the eight-year life of the vehicle, except for internet connectivity which is over the free four year period. If we sell a deliverable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering costs used to develop and deliver the service, third party pricing of similar options, and other information which may be available.

As of March 31, 2016, we had deferred $55.7 million, $58.3 million, $37.6 million, and $2.6 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, internet connectivity, and future software updates. As of December 31, 2015, we had deferred $53.6 million, $49.5 million, $32.4 million, and $2.7 million related to these same performance obligations.

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

In cases when a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive revenue and the net book value of the leased vehicle is expensed to costs of automotive revenue. In cases when customers return the vehicle back to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive revenue and we reclassify the net book value of the vehicle on our balance sheet to pre-owned vehicle inventory. As of March 31, 2016 and December 31, 2015, $192.4 million and $136.8 million of the guarantees were exercisable by customers within the next twelve months.

Vehicle sales to leasing partners with a residual value guarantee

In the fourth quarter of 2014, we also began offering residual value guarantees in connection with automobile sales to certain bank leasing partners.  As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under ASC 840 - Leases.  Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantee for the long-term portion and deferred revenue for the current portion.  We accrete the deferred revenue amount to automotive revenue on a straight line basis over the guarantee period and accrue interest expense based on our borrowing rate.  We capitalize vehicles under this program to operating lease vehicles on our Consolidated Balance Sheets and we record depreciation from these vehicles to cost of automotive revenues during the period the vehicle is under a lease arrangement.  Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in our Consolidated Statements of Cash Flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the residual value guarantee amount, or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle.  Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive revenue.  In cases where the bank retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive revenue.  The maximum cash we could be required to pay under this program, should we decide to repurchase all vehicles is $498.7 million at March 31, 2016.

As of March 31, 2016 and December 31, 2015, we had $716.3 million and $527.5 million of such borrowings recorded in resale value guarantee and $179.4 million and $120.5 million recorded in deferred revenue liability.

At least annually, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be significant changes to their estimated values.

Account activity related to our resale value guarantee and similar programs consisted of the following for the periods presented (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$1,556,529	$684,590
Net increase in operating lease vehicles	413,981	139,791
Depreciation expense recorded in cost of automotive revenues	(44,818)	(22,041)
Additional depreciation expense recorded in cost of automotive revenues as a result of early cancellation of resale value guarantee	(3,086)	(4,396)
Increases to inventory from vehicles returned under our trade-in program	(13,296)	(5,233)
Operating lease vehicles—end of period	$1,909,310	$792,711

Deferred Revenue
Deferred revenue—beginning of period	$679,132	$381,096
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	225,764	91,694
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive revenue	(97,748)	(44,980)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(2,996)	(909)
Recognition of deferred revenue resulting from return of vehicle under trade-in program	(3,184)	(2,797)
Deferred revenue—end of period	$800,968	$424,104

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$1,430,573	$487,879
Net increase in resale value guarantee	381,499	124,112
Reclassification from long-term to short-term collateralized borrowing	(22,826)	(644)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(2,501)	(1,070)
Release of resale value guarantee resulting from return of vehicle under trade-in program	(11,247)	(4,056)
Resale value guarantee liability—end of period	$1,775,498	$606,221

Vehicle Leasing Program

In April 2014, we began offering a leasing program in the United States, and subsequently began to offer similar programs in Canada and Germany. Qualifying customers are permitted to lease a vehicle directly from Tesla for 36 or 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases and recognize leasing revenues over the contractual term and record the depreciation of these vehicles to cost of automotive revenues. As of March 31, 2016 and December 31, 2015, we had deferred $36.5 million and $25.8 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive revenue and for the three months ended March 31, 2016 and 2015, we recognized $16.7 million and $6.6 million.

Warranties

We provide a manufacturer’s warranty on all new and certified pre-owned vehicles, production powertrain components and systems, and Tesla Energy products we sell.  We accrue a manufacturer’s warranty reserve which includes our best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to our warranty reserve in the future. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities, while the remaining amount is classified as long-term within other long-term liabilities.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrued warranty—beginning of period	$180,754	$129,043
Warranty costs incurred	(15,704)	(11,786)
Net changes in liability for pre-existing warranties, including expirations and FX impact	3,384	10,762
Provision for warranty	30,271	27,282
Accrued warranty—end of period	$198,705	$155,301

Our warranty reserves do not include projected warranty costs associated with our vehicles subject to lease accounting, as costs to repair these vehicles are expensed as incurred. For the three months ended March 31, 2016, warranty costs incurred for vehicles subject to lease accounting were $2.5 million, and for the three months ended March 31, 2015, costs were $1.8 million. Warranty expense is recorded as a component of cost of automotive revenue.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on hand is in excess of our future demand forecast, the excess amounts are written off.

We also review inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert inventory on hand into a finished product. After inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

As of March 31, 2016 and December 31, 2015, our accounts receivable were derived primarily from amounts to be received from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs).  As of March 31, 2016, we had an increase in receivables due from credit card companies due to Model 3 reservations and collectively, credit card receivables represent approximately 36% of our accounts receivable.

Supply Risk

The majority of our suppliers are currently single source suppliers, despite efforts to qualify and obtain components from multiple sources whenever feasible. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to vehicle design changes, increased costs and delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (RSUs) granted to employees and our Employee Stock Purchase Plan (ESPP) to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock options and ESPP are estimated on the grant date and offering date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the service period, which is generally four years for stock options and RSUs and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of estimated forfeitures.

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, the stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the implicit or derived service period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of being met.

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

	Three Months Ended March 31,
	2016	2015
Employee share based awards	16,267,953	15,711,086
Convertible senior notes	1,955,136	2,040,822
Warrants issued May 2013	344,392	471,339

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

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2016 and December 31, 2015, the aggregate balances of our gross unrecognized tax benefits were $109.4 million and $99.3 million. $105.5 million and $95.7 million of these aggregate balances would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

Note 3 - Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents and marketable securities.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities. Our restricted short-term marketable securities are classified within Level I of the fair value hierarchy.

As of March 31, 2016 and December 31, 2015, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands), and unrealized gains (losses) on all financial assets for all periods presented were less than $1.0 million:

	March 31, 2016				December 31, 2015
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$757,918	$757,918	$—	$—	$297,810	$297,810	$—	$—
U.S. treasury bills	16,667	16,667	—	—	16,664	16,664	—	—
Total	$774,585	$774,585	$—	$—	$314,474	$314,474	$—	$—

As of March 31, 2016, the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.22 billion (par value $659.8 million), $837.2 million (par value $920.0 million), and $1.19 billion (par value $1.38 billion). As of December 31, 2015 the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.29 billion (par value $659.8 million), $864.8 million (par value $920.0 million), and $1.27 billion (par value $1.38 billion). These fair values represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk. As of March 31, 2016, the $565.0 million carrying value of our Credit Agreement liability approximates the fair value of the borrowings based upon the borrowing rate available to us for debt with similar terms and consideration of credit and default risk using Level II inputs.

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

We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive loss. We reclassify these gains or losses to costs of automotive sales in the period the related finished goods inventory is sold or over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. Ineffectiveness related to the hedges is immaterial as of March 31, 2016.

The net notional amount of these contracts was $306.9 million at March 31, 2016. Outstanding contracts are recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value within other assets or within accrued liabilities, depending on our net position. The cumulative gain of $28.1 million in accumulated other comprehensive loss as of March 31, 2016 is expected to be recognized to the cost basis of finished goods inventory in the next twelve months. The total fair values of foreign currency contracts designated as cash flow hedges as of March 31, 2016 is $26.8 million and was determined using Level II inputs and recorded in prepaid expenses and other current assets on our Consolidated Balance Sheets. No amounts have been reclassified to costs of automotive sales as of March 31, 2016.

Note 4 - Inventory

As of March 31, 2016 and December 31, 2015, our inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$507,529	$528,935
Work in process	199,157	163,830
Finished goods	472,834	476,512
Service parts	122,441	108,561
Total	$1,301,961	$1,277,838

Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, pre-owned Tesla vehicles, and Tesla Energy products.

Note 5 - Property, Plant and Equipment

As of March 31, 2016 and December 31, 2015, our property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Machinery, equipment and office furniture	$1,831,771	$1,694,910
Tooling	641,534	550,902
Leasehold improvements	361,341	338,392
Building and building improvements	490,552	461,303
Land	60,226	60,234
Computer equipment and software	193,974	175,512
Construction in progress	686,705	693,207
	4,266,103	3,974,460
Less: Accumulated depreciation and amortization	(673,089)	(571,126)
Total	$3,593,014	$3,403,334

Construction in progress is comprised primarily of tooling and equipment related to the manufacturing of Model S and Model X vehicles, Gigafactory construction, and related capitalized interest. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three months ended March 31, 2016 and March 31, 2015, we capitalized $9.1 million and $8.3 million of interest expense.

We are sometimes involved in construction at our leased facilities primarily related to retail stores, service centers, and certain manufacturing facilities. In accordance with Accounting Standards Codification 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets and land during the construction period. Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease and included in building and building improvements in the table above. As of March 31, 2016 and December 31, 2015, the table above includes $245.7 million and $206.1 million of build-to-suit assets. As of March 31, 2016 and December 31, 2015, corresponding financing obligations of $2.0 million and $1.3 million are recorded in accrued liabilities and $244.8 million and $201.3 million are recorded in other long-term liabilities.

Depreciation and amortization expense during the three months ended March 31, 2016 and March 31, 2015 was $99.2 million and $52.1 million. Total property and equipment assets under capital lease as of March 31, 2016 and December 31, 2015 were $69.0 million and $58.1 million. Accumulated depreciation related to assets under capital lease as of these dates were $27.2 million and $22.7 million.

We have incurred $354.6 million of construction costs on the site for our Gigafactory, as of March 31, 2016.

Note 6 - Accrued Liabilities

As of March 31, 2016 and December 31, 2015, our accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Taxes payable	$93,836	$101,206
Accrued purchases	147,425	140,540
Payroll and related costs	90,766	86,859
Warranty and other	106,495	94,193
Total	$438,522	$422,798

Taxes payable includes Value Added Tax, sales tax, property tax, and income tax payables.

Accrued purchases reflects liabilities related to the construction of the Gigafactory along with engineering design and testing accruals. As these services are invoiced, this balance will reduce and accounts payable will increase.

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

As of March 31, 2016 and December 31, 2015, we held customer deposits of $391.4 million and $283.4 million.

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

Each $1,000 of principal of these notes will initially be convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the first quarter of 2016, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of March 31, 2016. Therefore, the 2019 Notes and 2021 Notes are not convertible during the second quarter of 2016 and are classified as long-term debt. Should the closing price conditions be met in the second quarter of 2016 or a future quarter, the 2019 and/or the 2021 Notes will be convertible at their holders’ option during the immediately following quarter. As of March 31, 2016, the if-converted value of the 2019 Notes and 2021 Notes did not exceed the principal value of those notes.

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

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the 2018 Notes, which we initially recorded in other assets and are amortizing to interest expense using the effective interest method over the contractual term of the 2018 Notes. The interest under the 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

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

During the first quarter of 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the second quarter of 2016. As such, we classified the $617.1 million carrying value of our 2018 Notes as current liabilities and classified $42.6 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our consolidated balance sheet as of March 31, 2016. Should the closing price conditions be met in the second quarter of 2016 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

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

	March 31, 2016			December 31, 2015
	2018 Notes	2019 Notes	2021 Notes	2018 Notes	2019 Notes	2021 Notes
	(in thousands, except years and percentages)
Carrying value	$617,135	$797,676	$1,093,309	$612,476	$788,004	$1,080,867
Unamortized discount and issuance costs	42,626	122,324	286,691	47,285	131,996	299,133
Principal amount	$659,761	$920,000	$1,380,000	$659,761	$920,000	$1,380,000
Remaining amortization period (years)	2.2	2.9	4.9
Effective interest rate on liability component	4.29%	4.89%	5.96%
Equity component	$82,800	$188,100	$369,400
If converted, value in excess of par value	$557,644

Asset-Based Credit Agreement

In June 2015, we entered into a senior secured asset-based revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”), which we may draw upon as needed. In October 2015, lenders increased their total funding commitments to us under the Credit Facility by up to an additional $250.0 million, subject to certain conditions, for total commitments up to $750 million. In addition, the Credit Agreement provides for a $200.0 million letter of credit sub-facility and a $40.0 million swing-line loan sub-facility. The Credit Agreement is collateralized by a pledge of certain of our accounts receivable, inventory, and equipment, and availability under the Credit Agreement is based on the value of such assets, as reduced by certain reserves. In February 2016, we amended the Credit Agreement and increased the availability and the commitments under the Credit Agreement from $750.0 million to $1.0 billion.

Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. Interest is payable quarterly. The Credit Agreement terminates, and all outstanding loans become due and payable, in June 2020. As of March 31, 2016, we had $535.0 million in borrowings under the Credit Facility and $30.0 million in borrowings under the swing-line loan sub-facility. In April 2016, we repaid $350.0 million of the outstanding balance.

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements for our borrowings. As of March 31, 2016 we were in compliance with all covenants contained in the Credit Agreement.

Pledged Assets

As of March 31, 2016 and December 31, 2015, we have pledged or restricted $1.65 billion and $1.43 billion principally from finished goods and raw materials inventory, as well as certain property and equipment, direct lease vehicles, receivables and cash as collateral for letters of credit including our Credit Agreement, real estate leases, and insurance policies.

Interest Expense

The following table presents the aggregate amount of interest expense recognized on the Warehouse Facility (terminated December 2015), Credit Agreement, 2018 Notes, 2019 Notes, and 2021 Notes relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount, in thousands:

	Three Months Ended March 31,
	2016	2015
Contractual interest coupon	$8,391	$7,307
Amortization of debt issuance costs	1,898	1,530
Amortization of debt discount	25,191	23,638
Total	$35,480	$32,475

Note 9 - Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010, we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. As of March 31, 2016, 20,725,440 shares of common stock were reserved for issuance under the Plan. As of March 31, 2016 and December 31, 2015, 2,263,948 and 2,816,785 shares were available for grant relating to stock options and RSUs.

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

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model X Production Vehicle;
•	1/4th of the shares subject to the options are scheduled to vest upon achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period;
•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model 3 Production Vehicle; and
•	1/4th of the shares subject to the options are scheduled to vest upon achievement of annualized gross margin of greater than 30.0% in any three years.

As of March 31, 2016, the following performance milestone was achieved and approved by our Board of Directors.

•	Completion of the first Model X Production Vehicle

As of March 31, 2016, the following performance milestone was considered probable of achievement:

•	Completion of the first Model 3 Production Vehicle

We begin recording stock-based compensation expense as each milestone becomes probable. For the three months ended March 31, 2016, we recorded stock-based compensation expense of $9.0 million related to this grant. For the three months ended March 31, 2015, we recorded stock-based compensation expense of $3.7 million related to this grant.

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

As of March 31, 2016, the market conditions for seven vesting tranches and the following five performance milestones were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype;
•	Successful completion of the Model X Beta Prototype;
•	Completion of the first Model X Production Vehicle;
•	Aggregate vehicle production of 100,000 vehicles; and
•	Successful completion of the Model 3 Alpha Prototype.

As of March 31, 2016, the following performance milestones were considered probable of achievement:

•	Successful completion of the Model 3 Beta Prototype;
•	Completion of the first Model 3 Production Vehicle; and
•	Aggregate vehicle production of 200,000 vehicles.

We begin recording stock-based compensation expense as each milestone becomes probable. For the three months ended March 31, 2016, we recorded stock-based compensation expense of $10.4 million related to this grant. For the three months ended March 31, 2015, we recorded stock-based compensation expense of $1.4 million related to this grant.

     Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$6,403	$4,601
Research and development	39,602	19,792
Selling, general and administrative	43,652	18,633
Total	$89,657	$43,026

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint made claims against Tesla and our CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs have appealed from the trial court’s order, and that appeal is pending.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Overview

We design, develop, manufacture, and sell high-performance fully electric vehicles, and energy storage products. We are currently producing and selling our Model S sedan and our Model X sport utility vehicle. Since the introduction of Model S in June 2012, we have enhanced our vehicle offerings with all-wheel drive capability, autopilot options, and free over-the-air software updates.  We commenced customer deliveries of our Model X in September 2015 and are currently ramping production.  We have delivered over 122,000 vehicles through March 31, 2016.  We unveiled Model 3, a lower priced sedan designed for the mass market, in the first quarter of 2016 to significant interest.  Given this demand for Model 3, we expect to achieve volume production and deliveries in late 2017.

In addition to our automotive products, we recently announced the next generation of our energy storage products, the 7 kWh Powerwall for residential applications and the 100 kWh Powerpack for commercial and industrial applications.  We began production and deliveries of these products, which we sell under the Tesla Energy brand, in the third quarter of 2015.   We transitioned the production of these products from the Tesla Factory to the Gigafactory during the fourth quarter of 2015.

Our primary source of revenue is from the sale of our vehicles. During the quarter ended March 31, 2016, we recognized total revenues of $1.15 billion, an increase of $207.2 million over total revenues of $939.9 million for the quarter ended March 31, 2015, primarily driven by growth of Model S deliveries worldwide. Gross margin for the quarter ended March 31, 2016 was 22.0%, a decrease from 27.7% for the quarter ended March 31, 2015.

We continue to increase our sales and service footprint worldwide and expand our Supercharging and destination charging networks. With the continued global expansion of our customer support infrastructure, selling, general and administrative expenses were $318.2 million for the quarter ended March 31, 2016, compared to $195.4 million for the quarter ended March 30, 2015.

Management Opportunities, Challenges and Risks

Demand, Production and Deliveries

We are currently producing and selling both the Model S sedan and the Model X sport utility vehicle.  We have broadened the appeal of Model S by introducing new variants that improve range, performance, and value.  The introduction of Model X now provides customers with a performance electric vehicle option in the sport utility segment for the first time. Similar to Model S, we expect to introduce new versions and functionality for the Model X over time, beginning with the 75 kWh version of Model X that we recently introduced.  We unveiled Model 3 in the first quarter of 2016 and received more than 325,000 reservations for this vehicle within one week of its introduction.  Overall, we expect that demand for our vehicles will continue to increase worldwide as more people drive and become aware of our vehicles, as we grow our customer sales and service infrastructure, and as we continue to develop our vehicles.

We have been increasing our vehicle production activities and expect to continue to do so for the foreseeable future.  In August 2014, we began a significant production capacity increase at the Tesla Factory by transitioning to our new final assembly line and upgrading our body center. These production capacity increases continued into 2015, with further investments including building a new paint shop, a new body shop for Model X, and additional stamping capacity. In the first quarter of 2016, we produced 15,510 vehicles, including about 2,650 Model X vehicles.  Our Model X production ramp has faced challenges, including supplier part shortages.  However, we are making significant progress in increasing production and plan to continue increasing total vehicle production to support over 50,000 deliveries in the second half of this year, which gives us confidence in our ability to deliver 80,000 to 90,000 new Model S and Model X vehicles in 2016.  In addition, we are on track to achieve volume production and deliveries of Model 3 in late 2017. In order to meet that timeframe, we will be holding both ourselves and our suppliers accountable to be ready for volume production in advance of that timing.  We expect our production will increase considerably each year for the next several years, and are targeting an overall vehicle production level of 500,000 vehicles, including Model S, Model X and Model 3, in 2018.  Increasing production five fold over the next two years will be challenging and will likely require some additional capital, but this is our goal and we will be working hard to achieve it.

In addition to expanding our vehicle production and deliveries, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters. We expect that this trend will contribute to improved automotive gross margin over time, excluding the impact of foreign currency movements. Significant cost improvements for Model S were achieved in 2014 and 2015 relating to material cost reductions from both engineering and commercial actions, and manufacturing efficiencies, excluding the impact of newly introduced Model S variants and Model X. However, during our product introductions over the last few years, we encountered manufacturing inefficiencies and supplier constraints which negatively impacted our gross margin. We expect that automotive gross margin should increase during 2016 due to cost reductions for Model S, and improving margin on Model X as our manufacturing efficiency improves for that vehicle, supporting our plan to be profitable for the fourth quarter of 2016. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives or ramp Model X efficiently, our ability to reach our gross margin goals would be negatively affected.

We are expanding our sales, service and charging infrastructure worldwide to accommodate a much larger fleet of vehicles and provide more timely service in areas with a high concentration of Tesla customers.  In particular, we remain on plan to open more than 70 additional retail and service locations in 2016, to bring our total to nearly 300 locations.  Since we now offer our vehicles in many countries throughout North America, Europe and Asia, our expansion will primarily occur in geographic areas in which we already have a presence. We expect our long-term sales outside of North America will be over half of our worldwide automotive revenue. As compared to markets in the United States, we have relatively limited experience in international markets, and thus we may face difficulties meeting our future international expansion plans. If we experience unexpected difficulties or delays in finding and opening desirable locations for stores and service centers, we may not be able to meet our delivery plans.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We have decided to advance our 500,000 total unit build plan by two years to 2018, which is approximately double our prior growth plan.  Given this plan, we are currently in the process of evaluating our capital expenditure needs, but expect it will be approximately 50% higher than the $1.5 billion we previously estimated for the full year of 2016.  Our capital expenditure needs include expenditures for the tooling, production equipment and construction of the Model 3 production lines, equipment to support cell production at the Gigafactory, more than 70 new retail locations and service centers, and approximately 250 new Supercharger locations.

While we are also currently in the process of evaluating our operating expenditures given our revised vehicle build plan, we currently expect operating expenses to grow by approximately 20 – 25% in 2016 as compared to 2015.  This increase is driven primarily by the expansion of our retail and service centers, as well as increases in research and development required to bring Model 3 to market and selling, general and administrative costs to support the growth of our business. We expect selling, general and administrative expenses to decline over time as a percentage of revenue as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure. Over time, we also expect total operating expenses to decrease as a percentage of revenue.

As of March 31, 2016 and December 31, 2015, the net book value of our Supercharger network was $170.6 million and $166.6 million, and as of March 31, 2016 our Supercharger network included 613 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia, and expect such spending to be a minimal portion of total capital spending during 2016. During 2016, we expect that this investment will grow our Supercharger network by about 40%. We allocate Supercharger related expenses to cost of automotive revenues and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

Customer Financing Options

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions. We offer a resale value guarantee in connection with certain loans offered by financial institutions and as of March 31, 2016 had approximately 20,690 vehicles under this program. We expanded this program to selected European and Asian markets during the first half of 2015. Resale value guarantees available for exercise within the next 12 months total $192.4 million in value and relate to 4,209 vehicles.

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

We currently offer leases in the U.S. directly from our captive financing entity, as well as through a leasing partner. Leasing through Tesla Finance is now available in 39 states and the District of Columbia. We also offer financing arrangements through entities in Canada, Germany and the U.K.  As of March 31, 2016, we have active leases for approximately 5,060 vehicles through our captive financing entities in the U.S. and Germany and approximately 9,200 vehicles through our leasing partner. Leasing through both our captive financing entities and our leasing partner exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from our captive financing entities (but not for those offered through our bank partner), we only receive a limited portion of cash for the vehicle price at delivery and will assume customer credit risk.  We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flow could be negatively impacted.

The Gigafactory

We are developing the Gigafactory as a facility where we work together with our suppliers to integrate production of battery material, cells, modules and battery packs in one location. We broke ground on the Gigafactory in June 2014 and began assembling our Tesla Energy products in the first portion of the facility in the fourth quarter of 2015.  We currently expect to produce cells at the Gigafactory beginning in the fourth quarter of 2016 for use initially in our Tesla Energy products and later for our vehicles. The revision in our vehicle build plan also includes an adjustment of our cell production plans at the Gigafactory.

We continue to invest in construction of the building and utilities at the Gigafactory and in production equipment for battery, module and pack production. We will be responsible for the overall management of the Gigafactory and will engage with partners who have significant experience in battery cell and material production. Panasonic has agreed to partner with us on the Gigafactory with investments in production equipment that it will use to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment located at the Gigafactory at negotiated prices.  As these terms convey a right to use the production related assets as defined within ASC 840 – Leases, we will consider these leased assets beginning with the start of cell production in 2016. This will result in us recording the value of such assets within property, plant, and equipment in our consolidated balance sheet with a corresponding liability recorded to financing obligations.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC). In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q which also includes discussion of Recent Accounting Pronouncements that may impact us.

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

Automotive revenue during the three months ended March 31, 2016 were $1.03 billion, an increase from $893.3 million during the three months ended March 31, 2015. The increase was primarily driven by Model X deliveries and an increase in the active population of cars subject to lease accounting. For the three months ended March 31, 2016, automotive revenue includes $124.2 million from the accretion of the deferred revenues from our resale value guarantee and other similar programs, as well as Model S leasing, an increase from $53.7 million during the three months ended March 31, 2015 as a result of a greater number of resale value guarantees.

Service and other revenue during the three months ended March 31, 2016 were $121.0 million, an increase from $46.6 million during the three months ended March 31, 2015, related primarily to increases in pre-owned vehicle sales, Tesla Energy sales, and  maintenance service revenue.

Cost of Revenues and Gross Profit

Cost of revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network, and reserves for estimated warranty expenses. Cost of revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

Cost of automotive revenues during the three months ended March 31, 2016 were $779.3 million, an increase from $631.7 million for the three months ended March 31, 2015. The increase in cost of automotive revenues was driven primarily by increased Model X deliveries. In the three months ended March 31, 2016, we recognized $62.3 million in cost of automotive revenues related to cars accounted for as operating leases. In the three months ended March 31, 2015, we recognized $31.4 million in cost of automotive revenues related to cars accounted for as operating leases.

Cost of services and other revenue during the three months ended March 31, 2016 were $115.3 million, an increase from $48.1 million for the three months ended March 31, 2015. The increase in cost of services and other revenues was driven primarily by greater pre-owned vehicle sales, Tesla Energy sales, maintenance services sales.

Gross profit for the three months ended March 31, 2016 was $252.5 million, a decrease from $260.1 million during the three months ended March 31, 2015. Gross margin for the three months ended March 31, 2016 was 22.0%, a decrease of 5.7% from the three months ended March 31, 2015. The lower gross margin was primarily due to product mix shift, as a greater percentage of sales were derived from Model X and from Model S vehicle models with lower average selling prices, partially offset by higher ZEV credits revenue. This margin decrease was also offset by an increasing amount of revenues from vehicles accounted for as leases including direct lease vehicles and those under our resale value guarantee programs which have a significantly higher gross margin and from material cost savings. Services and other gross margin improved year over year, primarily driven by a mix shift away from lower margin powertrain sales to Daimler.

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

R&D expenses for the three months ended March 31, 2016 were $182.5 million, an increase from $167.2 million for the three months ended March 31, 2015. The increase in R&D expenses consisted primarily of a $29.2 million increase in employee compensation expenses and a $21.7 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted, partially offset by a $20.4 million decrease in expensed materials related to our Model X development.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses for the three months ended March 31, 2016 were $318.2 million, an increase from $195.4 million for the three months ended March 31, 2015. SG&A expenses increased primarily from higher headcount and costs, including stock based compensation, to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The increase in our SG&A expenses consisted primarily of a $53.3 million increase in employee compensation expenses related to higher sales and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $25.0 million increase in stock-based compensation expense related to increased headcount, increased likelihood of achieving operational milestones under performance awards, and increased fair value of awards granted, and a $32.9 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $40.6 million, as compared to $26.6 million during the three months ended March 31, 2015. The increase as compared to the same period in the prior year was due to an increase in interest expense on vehicles sales that we account for as collateralized borrowing, as well as increased interest expense on build-to-suite leases, and on higher balances of outstanding debt.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense) was $9.2 million and ($22.3) million in the three months ended March 31, 2016 and 2015. Fluctuations in other income (expense) are primarily the result of unrealized gains (losses) from foreign currency exchange of $9.4 million and ($28.0) million in the three months ended March 31, 2016 and 2015 related to euro, Chinese renminbi, Norwegian krone, British pound, Swiss franc, and Canadian dollar.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2016 was $3.8 million, compared to $3.0 million during the three months ended March 31, 2015. The increases in the provision for income taxes were due primarily to an increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

As of March 31, 2016, we had $1.44 billion in principal sources of liquidity available from our cash and cash equivalents including $757.9 million of money market funds.  This balance also reflects $565.0 million drawn under our asset based line of credit.  As of April 30, 2016, we had repaid $350.0 million under our asset based line, leaving $215.0 million outstanding. The cash and cash equivalents balance as of March 31, 2016, does not include cash inflow for Model 3 reservations that were recorded in accounts receivable from our credit card banking partners as of the end of the quarter, the cash inflow from for Model 3 reservations received after the end of the quarter, and cash payments for vehicles in transit to customers as of the end of the quarter.  Amounts held in foreign currencies had a U.S. dollar equivalent of $446.2 million as of March 31, 2016, and consisted primarily of euro, Danish krone, Norwegian krone, Swedish krona, Canadian dollar, and Japanese yen.

Sources of cash are predominately from our deliveries of vehicles, as well as customer deposits, sales of regulatory credits, proceeds from financing activities, sales of Tesla Energy products, and non-warranty repair and maintenance services. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with adequate liquidity based on our current plans through at least the end of the current fiscal year. These current sources of liquidity and cash flows enable us to fund our ongoing operations and research and development projects, the initial investments in tooling and manufacturing capital for our planned Model 3; investments required to continue to ramp up production of Model X and Model S; the continued construction of our Gigafactory; and the expansion of our retail stores, service centers and Supercharger network.  We have decided to advance our 500,000 total unit build plan by two years to 2018, which is approximately double our prior growth plan.  Given this plan, we are currently in the process of evaluating our capital expenditure needs, but expect it will be approximately 50% higher than the $1.5 billion we previously estimated for the full year of 2016.

In 2015, we entered into the senior secured asset-based revolving Credit Agreement with a syndicate of banks. Our drawdowns are subject to certain conditions, including a borrowing limit of the lesser of (1) the current total commitment amount of $1 billion and (2) the value of the secured assets as determined monthly pursuant to the Credit Agreement. As of March 31, 2016, the value of the secured assets was the limiting factor in our ability to borrow under the Credit Agreement. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR.

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

Summary of Cash Flows (in thousands)

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(249,605)	$(131,794)
Net cash used in investing activities	(233,819)	(432,344)
Net cash provided by financing activities	715,435	186,156

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

Our operating cash inflows include cash from sales of our vehicles, customer deposits for Model S and Model X, sales of regulatory credits, sales of powertrain components and systems, and Tesla Energy products. These cash inflows are offset by payments we make to our suppliers for production materials and parts used in our manufacturing process, employee compensation, operating leases and interest expense on our financings.

During the three months ended March 31, 2016 and 2015, cash provided by (used in) operating activities was ($249.6) million and ($131.8) million.  The decrease in operating cash flows was primarily due to an  increase in operating lease vehicles, partially offset by proceeds from vehicle sales, including those with residual value guarantees.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S and Model X manufacturing equipment and tooling and our stores, service centers and Supercharger network infrastructure.  Cash used in investing activities was $233.8 million and $432.3 million for the three months ended March 31, 2016 and 2015. Cash flows from investing activities and variability between each year related primarily to capital expenditures, which were $216.9 million and $426.1 million for the three months ended March 31, 2016 and 2015.

In 2014, we began construction of our Gigafactory facility in Nevada.  Tesla’s contribution to total capital expenditures are expected to be about $2.0 billion. In the three months ended March 31, 2016 we used cash of $51.8 million towards Gigafactory construction and expect to spend a total of approximately $520.0 million during 2016.

Cash Flows from Financing Activities

During the three months ended March 31, 2016 and 2015, net cash provided by financing activities was $715.4 million and $186.2 million. Cash flows from financing activities consisted primarily of draws under our asset backed or warehouse credit lines of $430.0 million and $77.7 million during the three months ended March 31, 2016 and 2015 and proceeds received from vehicle sales to our bank leasing partners of $245.6 million and $78.0 million during the three months ended March 31, 2016 and 2015.

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

In connection with the offering of these notes in 2014, we purchased convertible note hedges for an aggregate $603.4 million and sold warrants for an aggregate $389.2 million. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payments upon the conversion of the 2019 Notes and 2021 Notes.

During the first quarter of 2016, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of March 31, 2016. Therefore, the 2019 Notes and 2021 Notes are not convertible during the second quarter of 2016 and are classified as long-term debt. Should the closing price conditions be met in the second quarter of 2016 or a future quarter, the 2019 Notes and/or the 2021 Notes will be convertible at their holders’ option during the immediately following quarter.

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

During the first quarter of 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the second quarter of 2016. As such, we classified the $617.1 million carrying value of our 2018 Notes as current liabilities and classified $42.6 million, representing the difference between the aggregate principal of our 2018 Notes of $659.8 million and the carrying value of 2018 Notes, as mezzanine equity on our consolidated balance sheet as of March 31, 2016. Should the closing price conditions be met in the second quarter of 2016 or a future quarter, the 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

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

There have been no other material changes during the three months ended March 31, 2016, from the contractual obligations disclosed in Part II, Item 7, Contractual Obligations, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Foreign Currency Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign exchange rates vary, revenues and expenses may be significantly impacted and we may record significant gains or losses on the remeasurement of monetary assets and liabilities, including intercompany balances. As of March 31, 2016, our largest currency exposures are from the euro, Chinese yuan, Norwegian and Danish krone, Canadian dollar, Swiss franc, British pound, and Japanese yen. We recorded foreign exchange losses of $8.0 million in other income (expense), net, for the three months ended March 31, 2016 related the impact of changes in exchange rates on foreign currency denominated monetary assets and liabilities.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies as of March 31, 2016 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $237.5 million, recorded to other income (expense), net, principally from intercompany and cash balances.

In November 2015, we implemented a program to hedge the foreign currency exposure risk related to certain forecasted inventory purchases denominated in Japanese yen. The derivative instruments we use are foreign currency forward contracts and are designated as cash flow hedges with maturity dates of 12 months or less. We do not enter into derivative contracts for trading or speculative purposes. We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive loss. We reclassify these gains or losses to costs of automotive sales in the period the related finished goods inventory is sold or over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. Ineffectiveness related to the hedges is immaterial as of March 31, 2016. As of March 31, 2016 we had recorded a cumulative gain of $26.8 million to AOCI related to our outstanding foreign currency cash flow hedges. If the U.S. dollar had strengthened by 10% as of March 31, 2016, the amount recorded in accumulated AOCI related to our cumulative foreign exchange contracts before tax effect would have been a loss of approximately $2.6 million.

Interest Rate Risk

We had cash and cash equivalents totaling $1.44 billion as of March 31, 2016. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of March 31, 2016, we had $2.96 billion aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. However, the fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $3.2 billion as of March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Securities Litigation

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint made claims against Tesla and our CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs have appealed from the trial court’s order, and that appeal is pending.

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

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, significant delays or other complications in the design, manufacture, launch and production ramp of new vehicles and other products such as our Tesla Energy products, which could harm our brand, business, prospects, financial condition and operating results.

We have experienced delays or other complications in connection with new vehicle models in the past, such as production ramp delays for Model S in 2012 and the All-Wheel Drive Dual Motor Model S, and the launch and ramp of Model X. For example, while we commenced Model X deliveries late in the third quarter of 2015, we have encountered unanticipated challenges in ramping production of Model X vehicles that forced us to decrease the production of these vehicles from our initial expectations. If these challenges continue or issues that we have previously resolved, such as certain supply chain constraints, recur, we may experience further delays in the Model X production ramp. In addition, since Model X shares certain production facilities with the Model S, the volume or efficiency of Model S production may be impacted by any Model X production ramp issues.

We may experience similar delays or other complications in bringing to market and ramping production of new vehicles, such as Model 3, and other products such as our Tesla Energy products. Any significant additional delay or other complication in the production of our current products or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We may experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp of our Model 3 vehicle, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell the Model 3 vehicle, which we intend to offer at a lower price point and to produce at significantly higher volumes than our present production capabilities for the Model S or Model X vehicles. We unveiled a prototype of Model 3 in March 2016 and have announced our goal to achieve volume production and deliveries of this vehicle in late 2017.

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to develop efficient, automated, low-cost manufacturing capabilities, processes and supply chains necessary to support such volumes. Final designs for the Model 3 are not yet complete. Additionally, plans for the build out of our production facilities for Model 3 at the Tesla Factory are still in process, and various aspects of the Model 3 component procurement and manufacturing plans have not yet been determined. We are currently evaluating, qualifying and selecting our suppliers for the planned production of the Model 3. We will also need to do extensive testing to ensure that the Model 3 is in compliance with our quality standards and applicable regulations prior to beginning mass production and delivery of the vehicles. Moreover, our Model 3 production plan will also require significant investments of cash and management resources.

Our production plan for the Model 3 is based on many key assumptions, including:

•

that we will be able to develop, build and equip a new dedicated final assembly line for high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;

•

that we will be able to build and bring online the Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells and integrate such cells into finished battery packs for the Model 3, all at costs that allow us to sell the Model 3 at our target gross margins;

•	that the equipment which we select and install for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;
•

that we will be able to engage suppliers for the necessary components on terms and conditions acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities to support high volume production;

•	that we will be able to complete our design and engineering plans for Model 3 and deliver final component designs to our suppliers in a timely manner; and
•

that we will be able to attract, recruit, hire and train skilled employees, including employees on the production line, to operate our planned high volume Model 3 production facilities at the Tesla Factory and the Gigafactory.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to successfully launch Model 3 on time and at volumes and prices that are profitable, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.

We may be unable to meet our growing vehicle production and delivery plans, both of which could harm our business and prospects.

Our plans call for significant increases in vehicle production and deliveries to high volumes in a short amount of time. Our ability to achieve these plans will depend upon a number of factors, including our ability to add production lines and capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, or experience any delays or disruption in our production of our vehicles, our brand, business, prospects, financial condition and operating results could be materially damaged.

In addition, we have used and may introduce in the future a number of new manufacturing technologies and techniques for our vehicles, which we must scale for high volume production. For example, we have introduced aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. Our vehicles also have unique design features, such as a 17 inch display screen, dual motor drivetrain and autopilot hardware introduced in Model S and falcon-wing doors and other unique features introduced in Model X, each of which poses different manufacturing challenges.

Concurrent with the significant planned increase in our vehicle production levels, we will also need to continue to significantly increase deliveries of our vehicles. We have limited experience in delivering a high volume of vehicles, and no experience in delivering vehicles at the significantly higher volumes we anticipate for Model 3, and we may face difficulties meeting our delivery and growth plans into both existing markets as well as new markets into which we expand. If we are unable to ramp up to meet our delivery goals globally, this could have a material adverse effect on our business, prospects, financial condition and operating results.

Our long-term success will be dependent upon our ability to achieve market acceptance of our vehicles, including Model S and Model X, and new vehicle models such as Model 3.

There is no guarantee that Model S, Model X or our future vehicles such as Model 3 will continue to be successfully accepted by the general public, especially in the long-term. Although we have successfully grown demand for Model S to date and have seen strong initial demand for Model X and Model 3, and we believe that we will be able to continue to grow demand for these vehicles, there is no guarantee that future demand for Model S, Model X or Model 3 will meet our expectations.

Additionally, we have limited experience in introducing new vehicles. Although our initial reservation conversion rate for Model X has been strong, we have only recently commenced production and deliveries of Model X. Likewise, although we have a substantial number of initial reservations for Model 3, we have only recently unveiled an early prototype of Model 3 and do not expect to achieve volume production and deliveries of Model 3 until late 2017. To the extent that our Model X and Model 3 vehicles do not meet consumer expectations, our future sales could be harmed.

While we believe that there will continue to be separate and strong demand for each of our vehicles, we have limited experience in selling multiple vehicle models at the same time. Although we believe that each of our vehicles and their variants meet a distinct segment of the automotive market, if our vehicles in fact compete with one another in the market, then our ability to sell each vehicle model at planned quantities or prices may be impacted.

Problems or delays in bringing the Gigafactory online and operating it in line with our expectations could negatively affect the production and profitability of our products, such as Model 3 or Tesla Energy products.

To lower the cost of cell production and produce cells in high volume, we intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles, including Model 3, and Tesla Energy products at our new Gigafactory. We have no direct experience in the production of lithium-ion cells. The cost and complexity of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online for lithium-ion cell and battery pack production than we anticipate or need. Also, our recently revised vehicle build plan includes an adjustment of our plans at the Gigafactory. In order to build our Model 3 vehicles at our planned volume and target gross margin, we must have significant battery cell production from our Gigafactory. If we are unable to build the Gigafactory in a timely manner, and attract, hire and retain a substantial number of highly skilled personnel to work there in order to produce high volumes of quality lithium-ion cells at reasonable prices, our ability to supply battery packs to our vehicles, especially Model 3, and other products according to our schedule and/or at a price that allows us to sell them at our target gross margins and in the quantities we estimate could be negatively impacted. Any such problems or delays with the Gigafactory could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that contain our vehicle powertrains or battery packs fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

If our vehicles, vehicles that contain our powertrains or our Tesla Energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, our ability to develop, market and sell our products could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain defects and errors. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our vehicles as effectively and as rapidly as possible, such efforts may not be timely, may hamper production or may not be up to the satisfaction of our customers. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and Tesla Energy products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to consumers.

Any product defects or any other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Our Model X vehicles have not yet been evaluated by NHTSA for its 5-Star Safety Ratings, and while based on our internal testing we expect to obtain comparable ratings to those achieved by Model S, there is no assurance this will occur.

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our financial condition and operating results.

Our current products contain numerous purchased parts which we source globally from hundreds of direct suppliers, the majority of whom are currently single source suppliers despite efforts to qualify and obtain components from multiple sources whenever feasible. Furthermore, we do not maintain long-term agreements with a number of our suppliers. This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our products. We have experienced in the past and may experience in the future delays due to supply chain disruptions with respect to our current products and future products we may produce, such as those we have experienced in 2012 and 2016 in connection with our slower-than-planned Model S and Model X ramps.

Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, natural disasters such as the March 2011 earthquakes in Japan and other factors beyond our and our suppliers’ control, could also affect our suppliers’ ability to deliver components to us on a timely basis. Moreover, any significant unanticipated demand may require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our vehicles. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to vehicle design changes and delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Changes in our supply chain have also resulted in the past, and may result in the future, in increased cost. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Certain suppliers, including for Model X, have experienced delays in meeting our demand or quality requirements, or have sought to renegotiate the terms of the supply arrangements. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

Moreover, we have signed an agreement with Panasonic to be our partner in the Gigafactory and be responsible for, among other things, manufacturing cells from there for use in our products. If we encounter unexpected difficulties with our current suppliers, including Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products, which could have a material adverse effect on our financial condition and operating results.

We expect the foregoing discussion to apply generally to Model 3, for which we are currently finalizing parts design and have begun to evaluate, qualify and select our suppliers. However, because we plan to produce Model 3 at significantly higher volumes than Model S or Model X, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any such issues experienced with respect to Model S, Model X or our Tesla Energy products. As some of our current suppliers may not have the resources, equipment or scalability to provide components for the Model 3 in line with our requirements, we may need to engage a significant number of new suppliers with whom we have relatively little or no experience, and such suppliers may have to ramp to achieve our needs in a short period of time. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs.

Our future growth is dependent upon consumers’ willingness to adopt electric vehicles, especially in the mass market demographic which we are targeting with Model 3.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular, especially in the mass market demographic which we are targeting with Model 3.

If the market for electric vehicles in general and Tesla vehicles in particular does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:

•	perceptions about electric vehicle features, quality, safety, performance and cost;
•	perceptions about the limited range over which electric vehicles may be driven on a single battery charge;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles;
•	volatility in the cost of oil and gasoline;
•	government regulations and economic incentives; and
•	access to charging facilities.

If we fail to scale our business operations and otherwise manage future growth effectively as we rapidly grow our company, especially internationally, we may not be able to produce, market, sell and service our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, especially internationally, including by a planned transition to high volume vehicle production and the worldwide sales and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years, with the launch and ramp of Model 3. Furthermore, we are developing and growing our Tesla Energy business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide sales, service and Supercharger facilities in a timely manner; adapt our products to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service and administrative personnel.

If we are unable to continue to reduce the manufacturing costs of Model S and Model X or control manufacturing costs for Model 3, our financial condition and operating results will suffer.

As we have gradually ramped production of Model S, manufacturing costs per vehicle have decreased, and we anticipate similar decreases in the manufacturing costs of Model X as we continue to ramp production of that vehicle. While we expect ongoing cost reductions to be realized by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We incur significant costs related to procuring the raw materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of our vehicle manufacturing facilities, such as for Model 3. Furthermore, if we are unable to achieve production cost targets on our Model X and Model 3 vehicles pursuant to our plans, we may not be able to meet our gross margin and other financial targets.

Furthermore, many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our raw materials and components, such as lithium-ion battery cells or aluminum used to produce body panels. If we are unable to keep our manufacturing costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed.

Although we are significantly dependent upon revenue generated from the sale of the Model S and Model X in the near term, our future success will be dependent upon our ability to design and achieve market acceptance of Model 3 and future vehicles with broad public appeal.

We currently generate a significant percentage of our revenues from the sale of our Model S and Model X vehicles. The Model 3, for which we are planning to achieve volume production and deliveries in late 2017, requires significant investment prior to commercial introduction, and there is no guarantee that it will be commercially successful. The market for vehicles in the price range we expect for Model 3 is larger, but more competitive, than the markets for Model S and Model X. There can be no assurance that we will be able to design the Model 3 or future electric vehicles that will meet the expectations of our customers or of a broad customer base. To the extent that we are not able to build the production Model 3 to the expectations created by the early prototype we unveiled in March 2016, including the announced vehicle specifications and cost to customers, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product cycles do not meet consumer expectations, our future sales may be adversely affected.

Reservations for Model 3 may be cancelled prior to their sale and are fully refundable to customers, and significant cancellations could harm our financial condition, business, prospects and operating results.

We have received a significant number of reservations for Model 3, all of which are subject to customer cancellations up until such time that the customer enters into a purchase agreement. As Model 3 will have a significantly lower price point than our previous vehicles and we do not expect to achieve volume production and deliveries of Model 3 before late 2017, we will for a lengthy period of time be subject to a number of factors that may result in cancellations of these reservations, including potential changes in customer financial position and preferences, competitive developments, and any unanticipated deviations from the expected price point, vehicle features or performance characteristics. There can be no assurance that any reservation will ultimately result in the sale of a vehicle, or that our number of reservations at any given time will accurately reflect the future demand for and sales of the Model 3. Furthermore, all amounts received by us in connection with reservations taken prior to the ramp of our vehicles have historically been refundable. Given the substantial number of Model 3 reservations, significant cancellations could harm our financial condition, business, prospects and operating results.

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

While we have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business.

In addition, we store a significant number of lithium-ion cells at the Tesla Factory and plan to produce high volumes of cells and battery modules and packs at our Gigafactory. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased Model S deliveries in markets outside of the United States, we have much higher revenues than costs denominated in other currencies such as the euro, Chinese renminbi, Norwegian kroner, British pound, Swiss franc and Canadian dollar. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

Our resale value guarantee and leasing programs for our vehicles expose us to the risk that the resale values of vehicles returned to us are lower than our estimates and may result in lower revenues, gross margin, profitability and liquidity.

We offer resale value guarantees to many of our customers, under which such customers may sell their vehicles back to us at certain points in time at pre-determined resale values. Customers can lease our vehicles through both leasing partners and from us directly, through our captive finance companies. The resale values of any vehicles resold or returned to us pursuant to these programs may be lower than our estimates, which are based on a limited secondary market for our vehicles. If the volume of vehicles returned to us is higher than our estimates and/or we are not able to resell them timely or at all, our liquidity could be negatively impacted. In cases where customers retain their vehicles past the guarantee period, our gross margin will be negatively impacted as all remaining revenues and costs related to the vehicle will be recognized at no gross profit.

We apply lease accounting on sales of vehicles with a resale value guarantee and on leases made directly by us or by our leasing partners. Under lease accounting, we recognize the associated revenues and costs of the vehicle sale over time rather than fully upfront at vehicle delivery. As a result, these programs generate lower revenues in the period the car is delivered and higher gross margins during the period of the resale value guarantee as compared to purchases in which the resale value guarantee does not apply. A higher than anticipated uptake under these programs could therefore have an adverse impact on our near term revenues and operating results. Moreover, unlike the resale value guarantee program or programs with leasing partners which do not impact our cash flows and liquidity at the time of vehicle delivery, under a lease held directly by us, we may receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. To the extent we expand our leasing program without securing external financing or business partners to support such expansion, our cash flow and liquidity could also be negatively impacted.

If we fail to effectively grow and manage the residual, financing and credit risks related to our direct vehicle leasing programs, our business may suffer.

We offer vehicle financing arrangements through our local subsidiaries in the United States, Canada, Germany and the UK, including leasing directly through certain of those subsidiaries. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and manage customer credit risk. If actual residual values of our vehicles are below our estimates, we may suffer lower profitability or potentially have losses. If we are unable to adequately fund our leasing program with internal funds, or partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our sales. For example, in certain cases purchasing lease contracts from us is at the discretion of our partners and there is no guarantee that our partners will accept such contracts at the volumes and times requested by us. Additionally, if we do not properly screen customers for their creditworthiness, we may be exposed to excessive credit risks and associated losses. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

Increases in costs, disruption of supply or shortage of raw materials, in particular for lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

•	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells we require;
•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;
•	an increase in the cost of raw materials used in the cells; and
•	fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases for Model S and Model X are currently denominated in Japanese yen.

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

Product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected resulting in personal injury or death. We also may face similar claims related to any misuse or failures of new technologies that we are pioneering, including autopilot in our vehicles and our Tesla Energy products. A successful product liability claim against us with respect to any aspect of our products could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and would have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid from company funds, not by insurance.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established U.S. and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. For example, BMW, Daimler, Nissan and many other large companies have announced or are reported to be developing electric vehicles. In addition, several manufacturers, including General Motors, Toyota, Ford and Honda, are selling hybrid vehicles, including plug-in hybrid vehicles. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do and almost all of these companies have longer operating histories and greater name recognition than we do. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, upon the launch of our Model 3 vehicle, we will face competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

Demand in the automobile industry is volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. As a current low volume vehicle producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand, and there is no guarantee that we will be able to successfully transition to a high volume producer with the production of the Model 3. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industry, then our financial condition, operating results, business prospects and stock price may suffer materially.

Consumers may be less likely to purchase our products now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles and our quarterly production and sales performance compared with market expectations. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds if needed.

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

Our plan to expand our network of Tesla stores and galleries, service centers and Superchargers will require significant cash investments and management resources and may not meet expectations with respect to additional sales of our electric vehicles or availability of Superchargers.

Our plan to expand our network of Tesla stores, galleries, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicles. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering or servicing vehicles, and which may pose legal, regulatory, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S and Model X vehicles, as well as the significant increase in our vehicle fleet size that we expect from Model 3, will require us to continue to increase the number our Supercharger stations significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our network of Tesla stores, galleries, service centers and Superchargers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results.

We face risks associated with our international operations and expansion, including unfavorable regulatory, political, tax and labor conditions and establishing ourselves in new markets, all of which could harm our business.

We currently have international operations and subsidiaries in various countries and jurisdictions that are subject to the, legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we will continue to expand our sales, service and Supercharger locations internationally. We have limited experience, however, selling and servicing our products internationally, as well as limited experience installing and operating Superchargers internationally. Furthermore, international expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue.

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

We currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the United States and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of incentives that are provided to gas-powered vehicles through the oil and gas industries, notwithstanding that the former promotes social good while the latter contributes to significant social harm.  Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted.  For example, on January 1, 2016, a previously available incentive in Denmark that favored the purchase of electric vehicles expired and was replaced with a newly phased-in incentive that is less generous than the incentive that it replaced. Moreover, under current regulations, a $7,500 federal tax credit available in the United States for the purchase of qualified electric vehicles with at least 17 kWh of battery capacity, such as our vehicles, will begin to phase out with respect to any vehicles delivered in the second calendar quarter following the quarter in which we deliver our 200,000th qualifying vehicle in the United States. In addition, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers, which became effective in March 2016. In certain circumstances, there is pressure from the oil and gas lobby or related special interests to bring about such developments, which could have some negative impact on demand for our vehicles.

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

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive experience. Currently in California, there is increasing competition for talented individuals with the specialized knowledge of electric vehicles, software engineers, manufacturing engineers and other skilled employees. This competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Any difficulties in retaining current employees or recruiting new ones would have an adverse effect on our performance.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Chairman of our Board of Directors and largest stockholder. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies, a developer and manufacturer of space launch vehicles, and Chairman of SolarCity, a solar provider.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities.

As an automobile manufacturer, we are subject to complex environmental, health and safety laws and regulations at numerous levels, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials, both in the United States and abroad. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new laws or amendments to existing laws, may be significant. We may also face unexpected delays in obtaining the necessary permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Such costs and delays may adversely impact our business prospects and operating results. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

Our business may be adversely affected by any disruptions caused by union activities.

It is common for employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the United States mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Motor vehicles are subject to substantial regulation under international, federal, state, and local laws. We incur significant costs in complying with these regulations, and may be required to incur additional costs to comply with any changes to such regulations. Also, we are subject to laws and regulations applicable to the import, sale and service of automobiles internationally. For example, in countries outside of the United States, we are required to meet vehicle-specific safety standards that are often materially different from U.S. requirements, thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

Additionally, our vehicles are equipped with a range of autopilot features that assist drivers, relieving them of certain tedious and potentially dangerous aspects of road travel. Autopilot is a completely new feature with which U.S. and foreign regulators have limited experience. Any current or future proposed regulations in this area, if passed, could impact whether and how our customers are able to use our vehicles equipped for autopilot, which could adversely affect our business.

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

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, we recently initiated a Model S recall in November 2015 after we discovered a single field unit with a front seat belt issue, and a Model X recall in April 2016 after an internal test revealed unintended movement in the third row seats during a collision. None of our past recalls or corrective measures have been related to our electric powertrain, and none of the underlying issues have resulted in a vehicle crash or personal injury reported to us. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or our electric powertrain components that we provide to other OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. Subject to separate limited warranties for the supplemental restraint system and battery, we provide four year or 50,000 mile limited warranties for the purchasers of new Model S and Model X vehicles and pre-owned Model S vehicles certified and sold by us. These limited warranties also cover the drive unit for eight years and the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery, although the battery’s charging capacity is not covered under these warranties or any Extended Service plan.

In addition, customers of new Model S and Model X vehicles have the opportunity to purchase an Extended Service plan for the period after the end of the limited warranty for their new vehicles to cover additional services for an additional four years or 50,000 miles, provided it is purchased within a specified period of time. The limited warranties and Extended Service plans we offer for the Model S and Model X are subject to certain limitations, exclusions or separate warranties, including certain wear items, such as tires, brake pads, paint and general appearance, and battery performance, and is intended to cover parts and labor to repair defects in material or workmanship in the vehicle including the body, chassis, suspension, interior, electronic systems, powertrain and brake system. Additionally, in 2013, as part of our ongoing efforts to improve the customer ownership experience, we expanded the battery pack warranty and also eliminated the annual service requirement that was needed to keep the limited warranty on new Model S and Model X vehicles in effect. Should this change in warranty coverage lead to an increase in warranty claims, we may need to record additional warranty reserves, which would negatively affect our profitability.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. We expect that our principal sources of liquidity will provide us adequate liquidity based on our current plans. However, until we are consistently generating positive free cash flows, if the costs for developing and manufacturing our current or future vehicles exceed our expectations or if we incur any significant unplanned expenses or embark on or accelerate new significant strategic investments, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We need sufficient capital to fund our ongoing operations, continue research and development projects, establish sales and service centers, build and deploy Superchargers and to make the investments in tooling and manufacturing capital required to introduce new vehicles. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

We may face regulatory limitations on our ability to sell vehicles directly which could materially and adversely affect our ability to sell our electric vehicles.

We sell our vehicles from our Tesla stores as well as over the internet. We may not be able to sell our vehicles through this sales model in each state in the United States as some states have laws that may be interpreted to impose limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. In certain states in which we are not able to obtain dealer licenses, we have opened galleries, which are not full retail locations.

The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws. For example, vehicle dealer associations in various states have filed lawsuits to revoke dealer licenses issued to us. We have prevailed in many of these lawsuits and such results have reinforced our continuing belief that state laws were not designed to prevent our distribution model. Possible additional challenges in other states, if successful, could restrict or prohibit our ability to sell our vehicles to residents in such states. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate.

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

Others, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, pay substantial damages, seek a license, if available, from the holder of the infringed intellectual property right, redesign our products; and/or establish and maintain alternative branding for our products and services.

In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Our facilities or operations could be damaged or adversely affected as a result of disasters.

Our corporate headquarters, the Tesla Factory and the Gigafactory are located in seismically active regions in Northern California and Nevada. If major disasters such as earthquakes or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

We incurred $660.0 million, $920.0 million and $1.38 billion, respectively, in aggregate principal amount of senior indebtedness when we issued, in registered public offerings, the 2018 Notes in 2013 and the 2019 Notes and 2021 Notes in 2014.  In addition, we have established a senior secured asset based revolving credit agreement (the Credit Agreement) that allows us to borrow, under certain circumstances, up to $1.0 billion.  As of March 31, 2016, we had $535.0 million in borrowings under the credit facility pursuant to the Credit Agreement and $30.0 million in borrowings under the swing-line loan sub-facility pursuant to the Credit Agreement. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.

Our ability to make scheduled payments of the principal and interest when due or to make payments upon conversion of the notes, or to refinance the notes or our borrowings under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the notes or the Credit Agreement, and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes, the Credit Agreement or future indebtedness.

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each applicable trading day. As a result of this conversion feature, the 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014. Neither this nor any other conversion feature has been met with respect to the 2019 Notes and 2021 Notes, and consequently the 2019 Notes and 2021 have not been convertible at their holders’ option. Upon conversion of the notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and/or shares of our common stock, in respect of the conversion value in excess of such principal amounts on the notes. Any conversion of the notes prior to their maturity, or acceleration of the repayment of the notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

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

The terms of our Credit Facility contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, incur additional debt or issue guarantees, create liens, repurchase stock or make other restricted payments, and make certain voluntary prepayments of specified debt. In addition, under certain circumstances we are required to comply with a fixed charge coverage ratio.

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

We and our subsidiaries may, subject to the limitations in the terms of our Credit Facility, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of the indenture governing our convertible senior notes that could have the effect of diminishing our ability to make payments on the notes and under the Credit Agreement when due. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.

The classification of our convertible senior notes may have a material effect on our reported financial results.

As described in the Risk Factor “Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness,” our 2018 Notes have been historically, and our 2019 Notes and 2021 Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. Even if holders do not elect to convert their notes, the notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

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

Beginning in June 2011, banking institutions that are affiliated with certain underwriters of our completed public offerings of common stock and our convertible senior notes made extensions of credit to Elon Musk, our Chief Executive Officer, and the Elon Musk Revocable Trust dated July 22, 2003 (the Trust), a portion of which Mr. Musk used to purchase shares of common stock in our public offerings in May 2013 and August 2015 and private placements in June 2011 and June 2013. We are not a party to these loans, which are full recourse against Mr. Musk and the Trust and are secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk and the Trust and other shares of capital stock of unrelated entities owned by Mr. Musk and the Trust.

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

On May 4, 2016, after being with us for over five years and leading our production team for the past three years, Greg Reichow, Tesla’s Vice President, Production, notified us of his intention to take a leave of absence for an indeterminate amount of time so that he can have a well-earned break. However, to ensure a smooth handoff and provide continuity, Mr. Reichow will remain at Tesla as long as necessary until his successor is in place. Mr. Reichow will work closely with the Tesla leadership team to help with the search process and ultimately to make an effective transition to his successor.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of this Quarterly Report on Form 10-Q for the information required by this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla Motors, Inc.

Date: May 10, 2016	/s/ Jason Wheeler
Jason Wheeler
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1†	Amendment to Gigafactory General Terms, dated March 1, 2016, by and among Tesla Motors, Inc., Panasonic Corporation and Panasonic Energy Corporation of North America.	—	—	—	—	X

10.2	Amendment to Gigafactory Documents, dated April 5, 2016, by and among Tesla Motors, Inc., Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith
†	Confidential treatment has been requested for portions of this exhibit