Form 10-Q
period 2016-06-30
TESLA MOTORS INC
filed 2016-08-05
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 148,692,605 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, future profitability, future delivery of automobiles, projected costs, expectations regarding demand and acceptance for our technologies, future acquisitions, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management and the statements made below under the heading “Management Opportunities, Challenges and Risks.” The words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “might”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$3,246,301	$1,196,908
Restricted cash and marketable securities	24,525	22,628
Accounts receivable	178,594	168,965
Inventory	1,609,607	1,277,838
Prepaid expenses and other current assets	144,678	115,667
Total current assets	5,203,705	2,782,006
Operating lease vehicles, net	2,533,726	1,791,403
Property, plant and equipment, net	3,993,250	3,403,334
Restricted cash	71,621	31,522
Other assets	66,650	59,674
Total assets	$11,868,952	$8,067,939
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,114,878	$916,148
Accrued liabilities	558,212	422,798
Deferred revenue	558,816	423,961
Resale value guarantees	227,838	136,831
Customer deposits	679,834	283,370
Current portion of long-term debt and capital leases	626,826	627,927

Total current liabilities	3,766,404	2,811,035

Long-term debt and capital leases	2,620,002	2,021,093
Deferred revenue	533,253	446,105
Resale value guarantees	1,779,509	1,293,741

Other long-term liabilities	612,344	364,976
Total liabilities	9,311,512	6,936,950
Commitments and contingencies (Note 10)
Convertible senior notes (Notes 8)	37,146	47,285
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 148,015 and 131,425 shares issued and outstanding as of June 30, 2016 and December 31, 2015	148	131
Additional paid-in capital	5,383,731	3,409,452
Accumulated other comprehensive income (loss)	34,193	(3,556)
Accumulated deficit	(2,897,778)	(2,322,323)
Total stockholders' equity	2,520,294	1,083,704
Total liabilities and stockholders' equity	$11,868,952	$8,067,939

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Automotive	$1,181,852	$878,090	$2,207,916	$1,771,410
Services and other	88,165	76,886	209,149	123,446
Total revenues	1,270,017	954,976	2,417,065	1,894,856
Cost of revenues
Automotive	909,282	666,386	1,688,598	1,298,131
Services and other	85,959	75,220	201,223	123,282
Total cost of revenues	995,241	741,606	1,889,821	1,421,413
Gross profit	274,776	213,370	527,244	473,443
Operating expenses
Research and development	191,664	181,712	374,146	348,866
Selling, general and administrative	321,152	201,846	639,362	397,211
Total operating expenses	512,816	383,558	1,013,508	746,077
Loss from operations	(238,040)	(170,188)	(486,264)	(272,634)
Interest income	2,242	247	3,493	431
Interest expense	(46,368)	(24,352)	(86,993)	(50,926)
Other income (expense), net	(7,373)	13,233	1,804	(9,072)
Loss before income taxes	(289,539)	(181,060)	(567,960)	(332,201)
Provision for income taxes	3,649	3,167	7,495	6,207
Net loss	$(293,188)	$(184,227)	$(575,455)	$(338,408)
Net loss per share of common stock, basic and diluted	$(2.09)	$(1.45)	$(4.22)	$(2.68)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	139,983	126,689	136,330	126,320

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(293,188)	$(184,227)	$(575,455)	$(338,408)
Other comprehensive income (loss):
Unrealized net gain on derivatives and short-term marketable securities, net of tax	22,928	4	43,733	208
Foreign currency translation adjustment	(2,300)	1,157	(5,984)	(14,990)
Other comprehensive income (loss)	20,628	1,161	37,749	(14,782)
Comprehensive loss	$(272,560)	$(183,066)	$(537,706)	$(353,190)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(575,455)	$(338,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,692	168,501
Stock-based compensation	156,969	86,361
Amortization of discount on convertible debt	41,696	33,712
Inventory write-downs	29,725	15,950
Disposal of property and equipment	11,563	4,991
Non-cash interest and other operating activities	16,167	6,048
Foreign currency transaction (gain) loss	(8,081)	16,771
Changes in operating assets and liabilities, net of impact of business acquisition
Accounts receivable	(1,426)	62,832
Inventories and operating lease vehicles	(1,217,931)	(706,220)
Prepaid expenses and other current assets	19,494	(3,385)
Other assets	(7,447)	(8,355)
Accounts payable and accrued liabilities	212,949	61,261
Deferred revenue	165,144	116,812
Customer deposits	398,555	19,573
Resale value guarantee	253,710	143,216
Other long-term liabilities	65,407	29,030
Net cash used in operating activities	(99,269)	(291,310)
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(511,579)	(831,225)
Maturities of short-term marketable securities	16,667	-
Business acquisition	-	(12,260)
Increase in other restricted cash	(58,761)	(11,696)
Net cash used in investing activities	(553,673)	(855,181)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offerings	1,701,734	-
Proceeds from issuance of convertible and other debt	1,108,000	168,246
Repayments of other debt	(578,683)	-
Collateralized lease borrowing	384,525	196,535
Proceeds from exercise of stock options and other stock issuances	110,478	58,871
Principal payments on capital leases	(18,270)	(13,901)
Common stock and debt issuance costs	(15,765)	(5,244)
Net cash provided by financing activities	2,692,019	404,507
Effect of exchange rate changes on cash and cash equivalents	10,316	(13,056)
Net increase (decrease) in cash and cash equivalents	2,049,393	(755,040)
Cash and cash equivalents at beginning of period	1,196,908	1,905,713
Cash and cash equivalents at end of period	$3,246,301	$1,150,673
Supplemental noncash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	324,982	265,970
Additionally estimated fair value of facilities under build-to-suit lease	172,770	40,468

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Overview of the Company

Tesla Motors, Inc. (Tesla, we, us or our) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and energy products. We have wholly-owned subsidiaries in North America, Europe and Asia. The primary purpose of these subsidiaries is to market, manufacture, sell and/or service our vehicles and energy products.

Note 2 - Summary of Significant Accounting Policies

Public Offerings

In May 2016, we completed a public offering of common stock and sold a total of 7,915,004 shares of our common stock for total cash proceeds of approximately $1.7 billion, net of underwriting discounts and offering costs.

Acquisition

On July 31, 2016, we entered into a definitive agreement to acquire SolarCity Corporation, which designs, finances and installs solar power systems. Pursuant to the definitive agreement, each issued and outstanding share of the common stock of SolarCity would be converted into the right to receive 0.110 (the Exchange Ratio) shares of Tesla common stock. SolarCity options and restricted stock unit awards would be converted into corresponding equity awards in respect of Tesla common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Merger. This acquisition is subject to various closing conditions, including the receipt of the affirmative vote from each company of a majority of non-interested stockholders voting at a meeting of stockholders and certain regulatory approvals.

Basis of Consolidation

The consolidated financial statements include the accounts of Tesla and its wholly-owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and accompanying notes.  Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the amortization period of these elements, residual value of operating lease vehicles, inventory valuation, warranties, fair value of financial instruments, depreciable lives of property and equipment, inputs used to value stock-based compensation including volatility, expected terms of stock option awards and forfeiture rates, income taxes, and contingencies. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of June 30, 2016, the consolidated statements of operations and consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015 and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2015, was derived from our audited consolidated financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting update which amends the existing accounting standards for revenue recognition. The new guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect.  In March 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are evaluating the impact of adopting this guidance.

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

As of June 30, 2016, we had deferred $55.9 million, $66.1 million, $42.0 million, and $3.7 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, internet connectivity, and future software updates, respectively. As of December 31, 2015, we had deferred $53.6 million, $49.5 million, $32.4 million, and $2.7 million related to these same performance obligations, respectively.

Resale Value Guarantees and Other Financing Programs

Vehicle sales to customers with a residual value guarantee

Through June 30, 2016, we offered resale value guarantees or similar buy-back terms to all customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets.  Under this program, customers have the option of selling their vehicle back to us during the guarantee period for a determined resale value. Guarantee periods generally range from 36 to 39 months.  Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases.  The amount of sale proceeds equal to the residual value guarantee is deferred until the guarantee expires or is exercised.  The remaining sale proceeds are deferred and recognized on a straight line basis over the stated guarantee period. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan.  We capitalize the cost of these vehicles to operating lease vehicles on our Consolidated Balance Sheets and depreciate their value, less salvage value, to cost of automotive revenue over the same period.

In cases when a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive revenue and the net book value of the leased vehicle is expensed to costs of automotive revenue. In cases when customers return the vehicle back to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive revenue and we reclassify the net book value of the vehicle on our balance sheet to pre-owned vehicle inventory. As of June 30, 2016 and December 31, 2015, $227.8 million and $136.8 million of the guarantees were exercisable by customers within the next twelve months.

Vehicle sales to leasing partners with a residual value guarantee

We also offer residual value guarantees in connection with automobile sales to certain bank leasing partners.  As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under ASC 840 - Leases.  Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantees for the long-term portion and deferred revenue for the current portion.  We accrete the deferred revenue amount to automotive revenue on a straight line basis over the guarantee period and accrue interest expense based on our borrowing rate.  We capitalize vehicles under this program to operating lease vehicles on our Consolidated Balance Sheets and we record depreciation from these vehicles to cost of automotive revenues during the period the vehicle is under a lease arrangement.  Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in our Consolidated Statements of Cash Flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the residual value guarantee amount, or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle.  Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive revenue.  In cases where the bank retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive revenue.  The maximum cash we could be required to pay under this program, should we decide to repurchase all vehicles is $597.7 million at June 30, 2016.

As of June 30, 2016 and December 31, 2015, we had $851.9 million and $527.5 million of such borrowings recorded in resale value guarantees and $210.5 million and $120.5 million recorded in deferred revenue liability, respectively.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Account activity related to our resale value guarantee and similar programs consisted of the following for the periods presented (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$1,909,310	$1,556,529
Net increase in operating lease vehicles	291,036	705,017
Depreciation expense recorded in cost of automotive revenues	(57,568)	(102,386)
Additional depreciation expense recorded in cost of automotive revenues as a result of early cancellation of resale value guarantee	(2,571)	(5,657)
Increases to inventory from vehicles returned under our trade-in program	(13,626)	(26,922)
Operating lease vehicles—end of period	$2,126,581	$2,126,581

Deferred Revenue
Deferred revenue—beginning of period	$800,968	$679,132
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	165,875	391,639
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive revenue	(108,852)	(206,600)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(3,424)	(6,420)
Recognition of deferred revenue resulting from return of vehicle under trade-in program	(2,883)	(6,067)
Deferred revenue—end of period	$851,684	$851,684

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$1,775,498	$1,430,573
Net increase in resale value guarantee	270,436	651,935
Reclassification from long-term to short-term collateralized borrowing	(23,216)	(46,042)
Additional revenue recorded in automotive revenue as a result of early cancellation of resale value guarantee	(3,318)	(5,819)
Release of resale value guarantee resulting from return of vehicle under trade-in program	(12,053)	(23,300)
Resale value guarantee liability—end of period	$2,007,347	$2,007,347

Vehicle Leasing Program

We offer a leasing program in the United States, Canada, the UK and Germany. Qualifying customers are permitted to lease a vehicle directly from Tesla for 36 or 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a determined residual value. We account for these leasing transactions as operating leases and recognize leasing revenues over the contractual term and record the depreciation of these vehicles to cost of automotive revenues. As of June 30, 2016 and December 31, 2015, we had deferred $42.1 million and $25.8 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive revenue and were $23.9 million and $40.6 million for the three and six months ended June 30, 2016. Lease revenues for the three and six months ended June 30, 2015, were $9.3 million and $15.9 million, respectively.

Warranties

We provide a manufacturer’s warranty on all new and certified pre-owned vehicles, production powertrain components and systems, and energy products we sell.  We accrue a manufacturer’s warranty reserve which includes our best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to our warranty reserve in the future. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities, while the remaining amount is classified as long-term within other long-term liabilities.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accrued warranty—beginning of period	$198,705	$155,301	$180,754	$129,043
Warranty costs incurred	(24,459)	(17,287)	(40,163)	(29,073)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	3,250	567	6,634	11,329
Provision for warranty	38,963	26,014	69,234	53,296
Accrued warranty—end of period	$216,459	$164,595	$216,459	$164,595

Our warranty reserves do not include projected warranty costs associated with our vehicles subject to lease accounting, as costs to repair these vehicles are expensed as incurred. For the three and six months ended June 30, 2016, warranty costs incurred for vehicles subject to lease accounting were $2.6 million and $5.1 million, and for the three and six months ended June 30, 2015, costs were $2.4 million and $4.2 million. Warranty expense is recorded as a component of cost of automotive revenue.

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

As of June 30, 2016 and December 31, 2015, our accounts receivable were derived primarily from amounts to be received from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs).  As of June 30, 2016, we have two customers who individually account for 16% and 11% of our accounts receivable, respectively.

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

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the implicit or derived service period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of being met.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee share based awards	11,345,742	14,339,572	13,538,610	14,396,259
Convertible senior notes	2,345,823	2,517,573	2,150,258	2,301,823
Warrants issued May 2013	998,101	1,177,659	702,123	858,019

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

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2016 and December 31, 2015, the aggregate balances of our gross unrecognized tax benefits were $119.7 million and $99.3 million. $115.5 million and $95.7 million of these aggregate balances would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

Note 3 - Fair Value of Financial Instruments

The carrying values of our financial instruments including cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents and marketable securities.

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for identical securities. Our restricted short-term marketable securities are classified within Level I of the fair value hierarchy.

As of June 30, 2016 and December 31, 2015, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands), and unrealized gains (losses) on all financial assets for all periods presented were less than $1.0 million:

	June 30, 2016				December 31, 2015
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,761,729	$2,761,729	$—	$—	$297,810	$297,810	$—	$—
U.S. treasury bills	-	-	—	—	16,664	16,664	—	—
Total	$2,761,729	$2,761,729	$—	$—	$314,474	$314,474	$—	$—

As of June 30, 2016, the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.09 billion (par value $646.1 million), $807.3 million (par value $920.0 million), and $1.13 billion (par value $1.38 billion). As of December 31, 2015 the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.29 billion (par value $659.8 million), $864.8 million (par value $920.0 million), and $1.27 billion (par value $1.38 billion). These fair values represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk. As of June 30, 2016, the $678.0 million carrying value of our Credit Agreement liability approximates the fair value of the borrowings based upon the borrowing rate available to us for debt with similar terms and consideration of credit and default risk using Level II inputs.

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

We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive loss. We reclassify these gains or losses to costs of automotive sales in the period the related finished goods inventory is sold or over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. Ineffectiveness related to the hedges is immaterial as of June 30, 2016.

The net notional amount of these contracts was $212.1 million at June 30, 2016. Outstanding contracts are recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value within other assets or within accrued liabilities, depending on our net position. The cumulative gain of $51.0 million in accumulated other comprehensive income as of June 30, 2016 is expected to be recognized within cost of automotive revenue in the next twelve months. The total fair values of foreign currency contracts designated as cash flow hedges as of June 30, 2016 is $38.3 million and was determined using Level II inputs and recorded in prepaid expenses and other current assets on our Consolidated Balance Sheets. As of June 30, 2016, $1.3 million has been reclassified to costs of automotive sales.

Note 4 - Inventory

As of June 30, 2016 and December 31, 2015, our inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$436,953	$528,935
Work in process	289,307	163,830
Finished goods	754,828	476,512
Service parts	128,519	108,561
Total	$1,609,607	$1,277,838

Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, pre-owned Tesla vehicles, and energy products.

Note 5 - Property, Plant and Equipment

As of June 30, 2016 and December 31, 2015, our property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Machinery, equipment and office furniture	$1,931,100	$1,694,910
Tooling	$740,008	550,902
Leasehold improvements	$389,154	338,392
Building and building improvements	$574,603	461,303
Land	$60,238	60,234
Computer equipment and software	$205,926	175,512
Construction in progress	$876,207	693,207
	4,777,236	3,974,460
Less: Accumulated depreciation and amortization	(783,986)	(571,126)
Total	$3,993,250	$3,403,334

Construction in progress is comprised primarily of tooling and equipment related to the manufacturing of Model S and Model X vehicles, Gigafactory construction, and related capitalized interest. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, and is amortized over the life of the related assets. During the three and six months ended June 30, 2016, we capitalized $9.9 million and $19.0 million of interest expense. During the three and six months ended June 30, 2015, we capitalized $12.3 million and $20.6 million of interest expense, respectively.

We are sometimes involved in construction at our leased facilities primarily related to retail stores, service centers, and certain manufacturing facilities. In accordance with Accounting Standards Codification 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets and land during the construction period. Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease and included in building and building improvements in the table above. As of June 30, 2016 and December 31, 2015, the table above includes $379.4 million and $206.1 million of build-to-suit assets. As of June 30, 2016 and December 31, 2015, corresponding financing obligations of $2.4 million and $1.3 million are recorded in accrued liabilities and $380.7 million and $201.3 million are recorded in other long-term liabilities.

Depreciation and amortization expense during the three and six months ended June 30, 2016, was $111.9 million and $211.1 million. Depreciation and amortization expense during the three and six months ended June 30, 2015, was $60.8 million and $112.9 million. Total property and equipment assets under capital lease as of June 30, 2016 and December 31, 2015 were $73.9 million and $58.1 million. Accumulated depreciation related to assets under capital lease as of these dates were $31.5 million and $22.7 million.

We have incurred $430.7 million of costs for our Gigafactory as of June 30, 2016.

Note 6 - Accrued Liabilities

As of June 30, 2016 and December 31, 2015, our accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Taxes payable	$71,985	$101,206
Accrued purchases	266,592	140,540
Payroll and related costs	108,871	86,859
Warranty and other	110,764	94,193
Total	$558,212	$422,798

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

As of June 30, 2016 and December 31, 2015, we held customer deposits of $679.8 million and $283.4 million. The increase is primarily due to Model 3 deposits.

Note 8 - Convertible and Long-term Debt Obligations

0.25% and 1.25% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from 2019 Notes and $1.36 billion from 2021 Notes. We incurred $14.2 million and $21.4 million of debt issuance costs in connection with the 2019 Notes and the 2021 Notes and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. In April 2015, the FASB issued new authoritative accounting guidance on simplifying the presentation of debt issuance costs, which we retrospectively adopted as of March 31, 2016 and reclassified debt issuance costs in connection with the notes to related debt liability. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

Each $1,000 of principal of these notes is initially convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the second quarter of 2016, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of June 30, 2016. Therefore, the 2019 Notes and 2021 Notes are not convertible during the third quarter of 2016 and are classified as long-term debt. Should the closing price conditions be met in the third quarter of 2016 or a future quarter, the 2019 and/or the 2021 Notes will be convertible at their holders’ option during the immediately following quarter. As of June 30, 2016, the if-converted value of the 2019 Notes and 2021 Notes did not exceed the principal value of those notes.

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

1.50% Convertible Senior Notes and Bond Hedge and Warrant Transactions

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $648.0 million. We incurred $12.0 million of debt issuance costs in connection with the issuance of the 2018 Notes and are amortizing to interest expense using the effective interest method over the contractual term of the 2018 Notes. The interest under the 2018 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

Each $1,000 of principal of the 2018 Notes is initially convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of approximately $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2018 Notes may convert their 2018 Notes at their option on or after March 1, 2018. Further, holders of the 2018 Notes may convert their 2018 Notes at their option prior to March 1, 2018, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending September 30, 2013, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2018 Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay the holders in cash for the principal amount of the 2018 Notes and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a calculated daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2018 Notes may require us to repurchase all or a portion of their 2018 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2018 Notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2018 Notes in connection with such a corporate event in certain circumstances.

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

During the first and second quarter of 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the second and third quarter of 2016. As such, we classified the $608.9 million carrying value of our 2018 Notes as current liabilities and classified $37.1 million, representing the difference between the aggregate principal of our 2018 Notes of $646.1 million and the carrying value of 2018 Notes, as mezzanine equity on our consolidated balance sheet as of June 30, 2016. Should the closing price conditions be met in the third quarter of 2016 or a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

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

	June 30, 2016			December 31, 2015
	2018 Notes	2019 Notes	2021 Notes	2018 Notes	2019 Notes	2021 Notes
	(in thousands, except years and percentages)
Carrying value	$608,931	$807,464	$1,105,934	$612,476	$788,004	$1,080,867
Unamortized discount and issuance costs	37,146	112,536	274,066	47,285	131,996	299,133
Principal amount	$646,077	$920,000	$1,380,000	$659,761	$920,000	$1,380,000
Remaining amortization period (years)	1.9	2.7	4.7
Effective interest rate on liability component	4.29%	4.89%	5.96%
Initial equity component	$82,800	$188,100	$369,400
If converted, value in excess of par value	$455,333

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

Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. Interest is payable quarterly. The Credit Agreement terminates, and all outstanding loans become due and payable, in June 2020. As of June 30, 2016, we had $678.0 million in borrowings under the Credit Facility and zero borrowings under the swing-line loan sub-facility. In July 2016, we repaid $678.0 million of the outstanding balance.

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements for our borrowings. As of June 30, 2016 we were in compliance with all covenants contained in the Credit Agreement.

Pledged Assets

As of June 30, 2016 and December 31, 2015, we have pledged or restricted $1.82 billion and $1.43 billion principally from finished goods and raw materials inventory, as well as certain property and equipment, direct lease vehicles, receivables and cash as collateral for letters of credit including our Credit Agreement, real estate leases, and insurance policies.

Interest Expense

The following table presents the aggregate amount of interest expense recognized on the Warehouse Facility (terminated December 2015), Credit Agreement, 2018 Notes, 2019 Notes, and 2021 Notes relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest coupon	$8,324	$7,741	$16,715	$15,048
Amortization of debt issuance costs	1,985	1,727	3,883	3,257
Amortization of debt discount	25,642	24,213	50,833	47,851
Total	$35,951	$33,681	$71,431	$66,156

Note 9 - Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010, we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. As of June 30, 2016, 15,069,690 shares of common stock were reserved for issuance under the Plan. As of June 30, 2016 and December 31, 2015, 1,677,778 and 2,816,785 shares were available for grant relating to stock options and RSUs.

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

As of June 30, 2016, the following performance milestone was achieved and approved by our Board of Directors.

•	Completion of the first Model X Production Vehicle

As of June 30, 2016, the following performance milestone was considered probable of achievement:

•	Completion of the first Model 3 Production Vehicle

We begin recording stock-based compensation expense as each milestone becomes probable. For the three and six months ended June 30, 2016, we recorded stock-based compensation expense of $2.1 million and $11.1 million related to this grant. For the three and six months ended June 30, 2015, we recorded stock-based compensation expense of $4.0 million and $7.7 million related to this grant.

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

As of June 30, 2016, the market conditions for seven vesting tranches and the following five performance milestones were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype;
•	Successful completion of the Model X Beta Prototype;
•	Completion of the first Model X Production Vehicle;
•	Aggregate vehicle production of 100,000 vehicles; and
•	Successful completion of the Model 3 Alpha Prototype.

As of June 30, 2016, the following performance milestones were considered probable of achievement:

•	Successful completion of the Model 3 Beta Prototype;
•	Completion of the first Model 3 Production Vehicle; and
•	Aggregate vehicle production of 200,000 vehicles.

We begin recording stock-based compensation expense as each milestone becomes probable. We recorded an immaterial amount of stock-based compensation expense for the three months period ended June 30, 2016 and $10.3 million for the six months period ended June 30, 2016 related to this grant. For the three and six months ended June 30, 2015, we recorded stock-based compensation expense of $1.3 million and $2.7 million related to this grant.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$6,495	$4,820	$12,898	$9,421
Research and development	33,506	19,912	73,108	39,704
Selling, general and administrative	27,311	18,603	70,963	37,236
Total	$67,312	$43,335	$156,969	$86,361

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

From time to time, we have received requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board and the Securities and Exchange Commission.  We are also subject to various other legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

Note 11 – Subsequent events

2018 Notes Conversion

Subsequent to June 30, 2016, we have received additional conversion notices from certain holders of our 2018 Notes which require cash outlays to repay the principal portion of our 2018 Notes.  The total amount of notices received to date is for principal value of approximately $411 million, which we expect to pay during the third quarter of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Overview

We design, develop, manufacture, and sell high-performance fully electric vehicles, and energy products. We are currently producing and selling our Model S sedan and our Model X sport utility vehicle. We continue to enhance our vehicle offerings with all-wheel drive capability, autopilot options, and free over-the-air software updates.  We commenced customer deliveries of Model X in September 2015 and continue to ramp production. We unveiled Model 3, a lower priced sedan designed for the mass market, in the first quarter of 2016 which received significant interest.

In addition to our automotive products, we continue to sell our energy products, the 7 kWh Powerwall for residential applications and the 100 kWh Powerpack for commercial and industrial applications.  We began production and deliveries of these products in the third quarter of 2015. We transitioned the production of these products from the Tesla Factory to the Gigafactory during the fourth quarter of 2015.

Our primary source of revenue is from the sale of our vehicles. During the quarter ended June 30, 2016, we recognized total revenues of $1.27 billion, an increase of $315.0 million over total revenues of $955.0 million for the quarter ended June 30, 2015, primarily driven by growth of vehicle deliveries worldwide, including introduction of Model X during the third quarter of fiscal 2015. Gross margin for the quarter ended June 30, 2016 was 21.6%, a decrease from 22.3% for the quarter ended June 30, 2015.

We continue to increase our sales and service footprint worldwide and expand our Supercharging and destination charging networks. With the continued global expansion of our customer support infrastructure, selling, general and administrative expenses were $321.2 million for the quarter ended June 30, 2016, compared to $201.8 million for the quarter ended June 30, 2015.

Management Opportunities, Challenges and Risks

Demand, Production and Deliveries

We are currently producing and selling both the Model S sedan and the Model X sport utility vehicle.  We have broadened the appeal of these vehicles by introducing new variants that improve range, performance, and value, and we expect to introduce further new versions and functionality over time.  Overall, we expect that demand for our vehicles will continue to increase worldwide as more people drive and become aware of our vehicles, as we grow our customer sales, service and charging infrastructure, as we continue to offer less expensive vehicles such as Model 3, and as we continue to develop our vehicles.

We continue to make progress in increasing vehicle production and plan to continue increasing total vehicle production to support approximately 50,000 deliveries in the second half of this year. In the second quarter of 2016, we produced 18,345 vehicles, including about 6,200 Model X vehicles. Total second quarter production increased 18% from the first quarter.  We exited the quarter consistently producing nearly 2,000 vehicles per week.  Our Model X production ramp has faced challenges, including supplier part shortages, yet we continue to make steady progress.  With continued productivity improvements, and barring any further supply constraints, we plan to exit the third quarter with a steady production rate of 2,200 vehicles per week, and plan to increase production to 2,400 vehicles per week in the fourth quarter of this year.

In addition, we are on track to achieve volume production and deliveries of Model 3 in late 2017. In order to meet that timeframe, we are holding both ourselves and our suppliers accountable to be ready for volume production in advance of that timing.  We expect our production will increase considerably each year for the next several years, and are targeting an overall vehicle production level of 500,000 vehicles, including Model S, Model X and Model 3, in 2018.  Increasing production five fold over the next two years will be challenging and will likely require additional capital, but this is our goal and we are working hard to achieve it.

In addition to expanding our vehicle production and deliveries, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters due to economies of scale, material cost reductions and more efficient manufacturing. We expect that this trend will contribute to improve automotive gross margin over time, excluding the impact of foreign currency movements. Significant cost improvements for Model S were achieved in 2014 and 2015 relating to material cost reductions from both engineering and commercial actions, and manufacturing efficiencies, excluding the impact of newly introduced Model S variants and Model X. However, during our product introductions over the last few years, we encountered manufacturing inefficiencies and supplier constraints which negatively impacted our gross margin. If we are not able to achieve the planned cost reductions from our various cost savings and process improvement initiatives or ramp Model X efficiently, our ability to reach our gross margin goals would be negatively affected.

We are expanding our sales, service and charging infrastructure worldwide to accommodate a much larger fleet of vehicles and provide timely customer services in areas with a high concentration of Tesla customers.  In particular, we are on plan to open more than 60 additional retail and service locations in 2016, to bring our total to nearly 280 locations worldwide.  Because we sell our vehicles in many countries throughout North America, Europe and Asia, and our retail and service expansion will primarily occur in geographic areas in which we already have a presence, we expect our long-term sales outside of North America will be over half of our worldwide automotive revenue. As compared to markets in the United States, we have relatively limited experience in international markets, and thus we may face difficulties meeting our future international expansion plans with respect to timing and expected sales. If we experience unexpected difficulties or delays in finding or opening desirable locations for stores and service centers, we may not be able to meet our delivery plans and sales goals.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We have advanced our 500,000 total unit build plan by two years to 2018.  Given this plan, we expect to invest approximately $2.25 billion in capital expenditure for the full year of 2016.  Our capital expenditure needs include expenditures for the tooling, production equipment and construction of the Model 3 production lines, equipment to support cell production at the Gigafactory, as well as new retail locations service centers and Supercharger locations.

While we are also currently in the process of evaluating our operating expenditures given our revised vehicle build plan, we currently expect operating expenses to grow by approximately 30% in 2016 as compared to 2015, excluding any potential impact from the future SolarCity acquisition.  This increase is driven by engineering, design, and testing expenses related to Model 3 supplier contracts and higher sales and service costs associated with expanding our geographic presence. We expect selling, general and administrative expenses to decline over time as a percentage of revenue as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure. Over time, we also expect total operating expenses to decrease as a percentage of revenue.

As of June 30, 2016 and December 31, 2015, the net book value of our Supercharger network was $180.0 million and $166.6 million, and as of June 30, 2016 our Supercharger network included 661 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia, and expect such spending to continue to be a minimal portion of total capital spending during 2016. During 2016, we expect that this investment will grow our Supercharger network over 40%. We allocate Supercharger related expenses to cost of automotive revenues and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

Customer Financing Options

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions. We offer a resale value guarantee in connection with certain loans offered by financial institutions and as of June 30, 2016 had approximately 22,480 vehicles under this program. We recently discontinued the resale value guarantee in North America, but continue to offer it in selected European and Asian markets. Resale value guarantees available for exercise within the next 12 months total $227.8 million in value and relate to 4,969 vehicles.

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

We currently offer leases in the U.S. directly from our captive financing entity, as well as through a leasing partner. Leasing through Tesla Finance is now available in 39 states and the District of Columbia. We also offer financing arrangements through entities in Canada, Germany and the U.K.  As of June 30, 2016, we have active leases for approximately 6,180 vehicles through our captive financing entities and approximately 11,280 vehicles through our leasing partner. Leasing through both our captive financing entities and our leasing partner exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from our captive financing entities (but not for those offered through our bank partner), we only receive a limited portion of cash for the vehicle price at delivery and will assume customer credit risk.  We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flow could be negatively impacted.

The Gigafactory

We are developing the Gigafactory as a facility where we work together with our suppliers to integrate production of battery material, cells, modules and battery packs in one location. We broke ground on the Gigafactory in June 2014 and began assembling our energy products in the first portion of the facility in the fourth quarter of 2015.  We currently expect to produce cells at the Gigafactory beginning in the fourth quarter of 2016 for use initially in our energy products and later for our vehicles. Our revised vehicle build plan also includes an adjustment of our cell production plans at the Gigafactory.

We continue to invest in construction of the building and utilities at the Gigafactory and in production equipment for battery, module and pack production. We are responsible for the overall management of the Gigafactory and will engage with partners who have significant experience in battery cell and material production. Panasonic has agreed to partner with us on the Gigafactory with investments in production equipment that it will use to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment located at the Gigafactory at negotiated prices.  As these terms convey a right to use the production related assets as defined within ASC 840 – Leases, we will consider these leased assets beginning with the start of cell production in 2016. This will result in us recording the value of such assets within property, plant, and equipment in our consolidated balance sheet with a corresponding liability recorded to financing obligations.

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

Results of Operations

Revenues

Automotive revenue includes revenues related to deliveries of new Model S and Model X vehicles, including internet connectivity, Supercharger access, and specified software updates for cars equipped with Autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers, amortization of revenue for cars sold with resale value guarantees, and Model S and Model X leasing revenue.

Services and other revenue consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services, energy products, and pre-owned vehicles.

Automotive revenue during the three and six months ended June 30, 2016 were $1.18 billion and $2.21 billion, an increase from $878.1 million and $1.77 billion during the three and six months ended June 30, 2015. The increase was primarily driven by an increase in vehicle deliveries as well as an increase in the active population of cars subject to lease accounting. For the three and six months ended June 30, 2016, automotive revenue includes $151.6 million and $275.8 million from the accretion of the deferred revenues from our resale value guarantee and other similar programs, as well as Model S and Model X leasing, an increase from $69.5 million and $123.2 million during the three and six months ended June 30, 2015.

Service and other revenue during the three and six months ended June 30, 2016 were $88.2 million and $209.1 million, an increase from $76.9 million and $123.4 million during the three and six months ended June 30, 2015, related primarily to increases in pre-owned vehicle sales, energy product sales, and maintenance service revenue.

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

Cost of automotive revenues during the three and six months ended June 30, 2016, were $909.3 million and $1.69 billion, an increase from $666.4 million and $1.30 billion for the three and six months ended June 30, 2015. The increase in cost of automotive revenues was driven primarily by Model X deliveries, which commenced in the third quarter of 2015. In the three and six months ended June 30, 2016, we recognized $76.7 million and $138.9 million in cost of automotive revenues related to cars accounted for as operating leases. In the three and six months ended June 30, 2015, we recognized $36.0 million and $67.4 million in cost of automotive revenues related to cars accounted for as operating leases.

Cost of services and other revenue during the three and six months ended June 30, 2016 were $86.0 million and $201.2 million, an increase from $75.2 million and $123.3 million for the three and six months ended June 30, 2015. The increase in cost of services and other revenues was driven primarily by greater pre-owned vehicle sales, energy product sales, and maintenance services sales.

Gross profit for the three and six months ended June 30, 2016 was $274.8 million and $527.2 million, an increase from $213.4 million and $473.4 million during the three and six months ended June 30, 2015. Gross margin for the three and six months ended June 30, 2016 was 21.6% and 21.8%, a decrease of 0.7% and 3.2% from the three and six months ended June 30, 2015. The lower gross margin was primarily due to product mix shift, as a greater percentage of sales were derived from Model X. This margin decrease was also offset by an increasing amount of revenues from vehicles accounted for as leases including direct lease vehicles and those under our resale value guarantee programs which have a significantly higher gross margin and from material cost savings. Services and other gross margin improved year over year, primarily driven by a mix shift away from lower margin powertrain sales to Daimler.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses for the three months ended June 30, 2016 were $191.7 million, an increase from $181.7 million for the three months ended June 30, 2015. The increase in R&D expenses consisted primarily of a $13.6 million increase in stock-based compensation expense related to increased headcount and number of awards granted, a $9.0 million increase in employee and labor related expenses, partially offset by a $8.4 million decrease in outside services, a $6.4 million decrease in expensed materials related to our Model X development.

R&D expenses for the six months ended June 30, 2016 were $374.1 million, an increase from $348.9 million for the six months ended June 30, 2015. The increase in R&D expenses consisted primarily of a $33.4 million increase in stock-based compensation expense related to increased headcount and number of awards granted, a $28.9 million increase in employee and labor related expenses, partially offset by a $29.2 million decrease in expensed materials related to our Model X development, a $7.1 million reduction in facility and other cost efficiencies, and a $6.5 million decrease in outside services.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses for the three months ended June 30, 2016 were $321.2 million, an increase from $201.8 million for the three months ended June 30, 2015. SG&A expenses increased primarily from higher headcount and costs, including stock based compensation, to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The increase in our SG&A expenses consisted primarily of a $86.2 million increase in employee and labor related expenses due to higher headcount, a $24.4 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, and a $8.7 million increase in stock-based compensation expense related to increased headcount.

SG&A expenses for the six months ended June 30, 2016 were $639.4 million, an increase from $397.2 million for the six months ended June 30, 2015. The increase in our SG&A expenses consisted primarily of a $142.4 million increase in employee and labor related expenses due to higher sales and marketing headcount to support growing sales activities worldwide and higher general and administrative headcount to support the expansion of the business, a $66.4 million increase in office, information technology and facilities-related costs to support sales and marketing activities and the growth of our business, and a $33.7 million increase in stock-based compensation related to increased headcount,

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was $46.4 million and $87.0 million, as compared to $24.4 million and $50.9 million during the three and six months ended June 30, 2015. The increase as compared to the same period in the prior year was due to an increase in interest expense on vehicles sales that we account for as collateralized borrowing, as well as increased interest expense on build-to-suite leases, and on higher balances of outstanding debt.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense) was ($7.4) million and $1.8 million in the three and six months ended June 30, 2016, as compared to $13.2 million and ($9.1) million during the same period in 2015. Fluctuations in other income (expense) are primarily the result of gains (losses) from foreign currency exchange of ($7.2) million and $0.8 million in the three and six months ended June 30, 2016, and $12.8 million and ($8.8) million during the same period in 2015.

Provision for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2016, was $3.6 million and $7.5 million, compared to $3.2 million and $6.2 million during the three and six months ended June 30, 2015. The increases in the provision for income taxes were due primarily to an increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

As of June 30, 2016, we had $3.25 billion in principal sources of liquidity available from our cash and cash equivalents, which included $2.76 billion of money market funds.  This balance reflects cash proceeds of $1.7 billion from the public offering completed in May 2016 of 7,915,004 shares of common stock, net of underwriting discounts and offering costs.  In addition, this balance also reflects $678.0 million drawn under our asset based line of credit, which was repaid in full as of July 2016. Amounts held in foreign currencies had a U.S. dollar equivalent of $449.6 million as of June 30, 2016, and consisted primarily of Chinese yuan, Hong Kong dollars, euros and Japanese yen.

Sources of cash are predominately from our deliveries of vehicles, as well as customer deposits for vehicles, sales of regulatory credits, proceeds from financing activities, sales of energy products, and non-warranty repair and maintenance services. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with adequate liquidity based on our current plans through at least the end of the current fiscal year. These current sources of liquidity and cash flows enable us to fund our ongoing operations and research and development projects, the initial investments in tooling and manufacturing capital for our planned Model 3; the continued construction of our Gigafactory; and the expansion of our retail stores, service centers and Supercharger network.  We have decided to advance our 500,000 total unit build plan by two years to 2018, which is approximately double our prior growth plan.  Given this plan, we are currently in the process of evaluating our capital expenditure needs, but expect it will be approximately $2.25 billion for the full year of 2016.

In 2015, we entered into the senior secured asset-based revolving Credit Agreement with a syndicate of banks. Our drawdowns are subject to certain conditions, including a borrowing limit of the lesser of (1) the current total commitment amount of $1 billion and (2) the value of the secured assets as determined monthly pursuant to the Credit Agreement. As of June 30, 2016, the value of the secured assets was the limiting factor in our ability to borrow under the Credit Agreement. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR.

Subsequent to June 30, 2016, we have received additional outstanding conversion notices from holders of our 2018 Notes which require cash outlays to repay the principal portion of our 2018 Notes.  The amount of notices received to date is for principal value of approximately $411 million, which we expect to pay in the third quarter.

In addition, on July 31, 2016, we entered into a definitive agreement to acquire all outstanding common stock of SolarCity Corporation in exchange for Tesla common stock.  Once the merger is completed, the operation of the combined company may require additional capital and could have an adverse impact on our results of operations and liquidity.

During the quarter ended June 30, 2016, we reached our funding limit with a banking partner where we received cash for the full price of the vehicles, which could adversely impact our liquidity and cash position.  We anticipate adding new partners in the coming months.

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

We may also seek to refinance or restructure our existing debt, including our convertible senior notes, through exchanges, repurchases, redemptions and conversions. During the third quarter, we will be using substantial amounts of cash in connection with conversions of our 2018 Notes and we could pursue other actions to reduce our outstanding balance of convertible notes, which could require further outlays of cash.  Our inability to raise additional funds or to refinance or restructure our existing debt could have an adverse effect on our business.

Summary of Cash Flows (in thousands)

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(99,269)	$(291,310)
Net cash used in investing activities	(553,673)	(855,181)
Net cash provided by financing activities	2,692,019	404,507

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

Our operating cash inflows include cash from sales of our vehicles, customer deposits for vehicles, including Model 3, sales of regulatory credits, sales of powertrain components and systems, and energy products. These cash inflows are offset by payments we make to our suppliers for production materials and parts used in our manufacturing process, employee compensation, operating leases and interest expense on our financings.

During the six months ended June 30, 2016 and 2015, cash used in operating activities was $99.3 million and $291.3 million.  The increase in operating cash flows for the six months ended June 30, 2016 compared to comparable period in 2015 was primarily due to an increase in proceeds from vehicle sales, including those with residual value guarantees, proceeds from customer deposits for vehicles and increase in accounts payable and accrued liabilities, partially offset by an increase in inventory and operating lease vehicles.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in Model S and Model X manufacturing equipment and tooling, the continued construction of our Gigafactory, and our stores, service centers and Supercharger network infrastructure.  Cash used in investing activities was $553.7 million and $855.2 million for the six months ended June 30, 2016 and 2015. Cash flows from investing activities and variability between each year related primarily to capital expenditures, which were $511.6 million and $831.2 million for the six months ended June 30, 2016 and 2015.

In 2014, we began construction of our Gigafactory facility in Nevada.  Tesla’s contribution to total capital expenditures are expected to be about $2.0 billion. In the six months ended June 30, 2016 we used cash of $117.4 million towards Gigafactory construction and expect to spend a total of approximately $520.0 million during 2016.

Cash Flows from Financing Activities

During the six months ended June 30, 2016 and 2015, net cash provided by financing activities was $2.69 billion and $404.5 million. Cash flows from financing activities during the six months ended June 30, 2016 consisted primarily of $1.7 billion net proceeds from our May 2016 public offering of 7,915,004 shares of common stock, net draws under our asset based credit agreement of $543.0 million and proceeds received from vehicle sales to our bank leasing partners of $384.5 million.  Cash flows from financing activities during the six months ended June 30, 2015 consisted primarily of proceeds received from vehicle sales to our bank leasing partners of $196.5 million and draws under our asset backed or warehouse credit lines of $168.2 million.

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

During the second quarter of 2016, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of June 30, 2016. Therefore, the 2019 Notes and 2021 Notes are not convertible during the third quarter of 2016 and are classified as long-term debt. Should the closing price conditions be met in the third quarter of 2016 or a future quarter, the 2019 Notes and/or the 2021 Notes will be convertible at their holders’ option during the immediately following quarter.

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

During the second quarter of 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the third quarter of 2016. As such, we classified the $608.9 million carrying value of our 2018 Notes as current liabilities and classified $37.1 million, representing the difference between the aggregate principal of our 2018 Notes of $646.1 million and the carrying value of 2018 Notes, as mezzanine equity on our consolidated balance sheet as of June 30, 2016. Should the closing price conditions be met again in the third quarter of 2016 or a future quarter, the 2018 Notes will be convertible at their holders’ option during the immediately following quarter.  For the six months ended June 30, 2016, we paid a total of $13.9 million related to conversions of the 2018 Notes at the request of the holders.  Subsequent to June 30, 2016, we received additional conversion requests for principal value of approximately $411 million.

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

Subsequent to June 30, 2016, we have received additional conversion notices from certain holders for our 2018 Notes which require cash outlays to repay the principal portion of our 2018 Notes.  The total amount of notices received to date is for principal value of approximately $411 million, which we expect to pay during the third quarter.

There have been no material changes during the six months ended June 30, 2016, from the contractual obligations disclosed in Part II, Item 7, Contractual Obligations, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Foreign Currency Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign exchange rates vary, revenues and expenses may be significantly impacted and we may record significant gains or losses on the remeasurement of monetary assets and liabilities, including intercompany balances. As of June 30, 2016, our largest currency exposures are from the euro, Chinese yuan, Hong Kong dollars, euros and Japanese yen. We recorded foreign exchange gains of $0.8 million in other income (expense), net, for the six months ended June 30, 2016 related the impact of changes in exchange rates on foreign currency denominated monetary assets and liabilities.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies as of June 30, 2016 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $294.5 million, recorded to other income (expense), net, principally from intercompany and cash balances.

In November 2015, we implemented a program to hedge the foreign currency exposure risk related to certain forecasted inventory purchases denominated in Japanese yen. The derivative instruments we use are foreign currency forward contracts and are designated as cash flow hedges with maturity dates of 12 months or less. We do not enter into derivative contracts for trading or speculative purposes. We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive loss. We reclassify these gains or losses to costs of automotive sales in the period the related finished goods inventory is sold or over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. Ineffectiveness related to the hedges is immaterial as of June 30, 2016. As of June 30, 2016 we had recorded a cumulative gain of $38.3 million to AOCI related to our outstanding foreign currency cash flow hedges. If the U.S. dollar had strengthened by 10% as of June 30, 2016, the gain recorded in AOCI related to our cumulative foreign exchange contracts before tax effect would have been reduced by approximately $22.4 million.

Interest Rate Risk

We had cash and cash equivalents totaling $3.25 billion as of June 30, 2016. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of June 30, 2016, we had $2.95 billion aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. However, the fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $3.02 billion as of June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Other Matters

From time to time, we have received requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board and the Securities and Exchange Commission.  We are also subject to various other legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

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

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, significant delays or other complications in the design, manufacture, launch and production ramp of new vehicles and other products such as our energy products, which could harm our brand, business, prospects, financial condition and operating results.

We have experienced delays or other complications in connection with new vehicle models in the past, such as production ramp delays for Model S in 2012 and the All-Wheel Drive Dual Motor Model S, and the launch and ramp of Model X. For example, while we commenced Model X deliveries late in the third quarter of 2015, we encountered unanticipated challenges, such as certain supply chain constraints, in ramping production of Model X vehicles that forced us to decrease the production of these vehicles from our initial expectations. If these challenges recur or other unexpected issues arise, we may experience further delays in the Model X production ramp. In addition, since Model X shares certain production facilities with the Model S, the volume or efficiency of Model S production may be impacted by any Model X production ramp issues.

We may experience similar delays or other complications in bringing to market and ramping production of new vehicles, such as Model 3, and other products such as our energy products. Any significant additional delay or other complication in the production of our current products or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

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

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to develop efficient, automated, low-cost manufacturing capabilities, processes and supply chains necessary to support such volumes. Additionally, plans for the design and build out of our production facilities for Model 3 are still in process, and various aspects of the Model 3 component procurement and manufacturing plans are still being determined. We are currently evaluating, qualifying and selecting some of our suppliers for the planned production of Model 3. We will also need to do extensive testing to ensure that Model 3 is in compliance with our quality standards and applicable regulations prior to beginning mass production and delivery of the vehicles. Moreover, our Model 3 production plan will also require significant investments of cash and management resources.

Our production plan for Model 3 is based on many key assumptions, including:

•

that we will be able to develop, build and equip a new dedicated final assembly line for high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;

•

that we will be able to build and bring online the Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells and integrate such cells into finished battery packs for Model 3, all at costs that allow us to sell Model 3 at our target gross margins;

•

that the equipment and processes which we select and install for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;

•

that we will be able to engage suppliers for the necessary components on terms and conditions acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities to support high volume production;

•	that we will be able to complete our final tooling, production planning and validation for Model 3 and deliver final component designs to our suppliers in a timely manner; and
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

Our plans call for significant increases in vehicle production and deliveries to high volumes in a short amount of time. Our ability to achieve these plans will depend upon a number of factors, including our ability to add production lines and capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. Due to the complexity of our supply chain, if we are unable to accurately match the timing and quantities of component purchases to our production plans, or change components or suppliers, we may have to incur unexpected costs to maintain, store and pay for components in excess of our needs or capabilities. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, or experience any delays or disruption in our production of our vehicles, our brand, business, prospects, financial condition and operating results could be materially damaged.

In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high volume production. For example, we have introduced aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. Our vehicles also have unique design features, such as a 17 inch display screen, dual motor drivetrain and autopilot hardware introduced in Model S and falcon-wing doors and other unique features introduced in Model X, each of which poses different manufacturing challenges.

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

Additionally, we have limited experience in introducing new vehicles. Although our initial reservation conversion rate for Model X has been strong, we have only recently commenced production and deliveries of Model X. Likewise, although we have a substantial number of initial reservations for Model 3, we have only recently unveiled a prototype of Model 3 and do not expect to achieve volume production and deliveries of Model 3 until late 2017. To the extent that our Model X and Model 3 vehicles do not meet consumer expectations, our future sales could be harmed.

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

Problems or delays in bringing the Gigafactory online and operating it in line with our expectations could negatively affect the production and profitability of our products, such as Model 3 or energy products.

To lower the cost of cell production and produce cells in high volume, we intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles, including Model 3, and energy products at our new Gigafactory. We have no direct experience in the production of lithium-ion cells. The cost and complexity of building and operating the Gigafactory could exceed our current expectations and the Gigafactory may take longer to bring online for lithium-ion cell and battery pack production than we anticipate or need. Also, our recently revised vehicle build plan includes an adjustment of our plans at the Gigafactory. In order to build our Model 3 vehicles at our planned volume and target gross margin, we must have significant battery cell production from our Gigafactory. If we are unable to complete building the Gigafactory in a timely manner, and attract, hire and retain a substantial number of highly skilled personnel to work there in order to produce high volumes of quality lithium-ion cells at reasonable prices, our ability to supply battery packs to our vehicles, especially Model 3, and other products according to our schedule and/or at a price that allows us to sell them at our target gross margins and in the quantities we estimate could be negatively impacted. Any such problems or delays with the Gigafactory could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that contain our vehicle powertrains or battery packs fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

If our vehicles, vehicles that contain our powertrains or our energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, our ability to develop, market and sell our products could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain defects and errors. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be up to the satisfaction of our customers. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to consumers.

Any product defects or any other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Our Model X vehicles have not yet been evaluated by NHTSA for a star rating under the New Car Assessment Program, and while based on our internal testing we expect to obtain comparable ratings to those achieved by Model S, there is no assurance this will occur.

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us could have a material adverse effect on our financial condition and operating results.

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

We expect the foregoing discussion to apply generally to Model 3. However, because we plan to produce Model 3 at significantly higher volumes than Model S or Model X, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any such issues experienced with respect to Model S, Model X or our energy products. As some of our current suppliers may not have the resources, equipment or scalability to provide components for the Model 3 in line with our requirements, we may need to engage a significant number of new suppliers with whom we have relatively little or no experience, and such suppliers may have to ramp to achieve our needs in a short period of time. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, especially internationally, including by a planned transition to high volume vehicle production and the worldwide sales and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years, with the launch and ramp of Model 3. Furthermore, we are developing and growing our energy product business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide sales, service and Supercharger facilities in a timely manner; adapt our products to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service and administrative personnel.

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

Furthermore, many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our raw materials and components, such as lithium-ion battery cells or aluminum used to produce body panels. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

Although we are significantly dependent upon revenue generated from the sale of the Model S and Model X in the near term, our future success will be dependent upon our ability to design and achieve market acceptance of Model 3 and future vehicles with broad public appeal.

We currently generate a significant percentage of our revenues from the sale of our Model S and Model X vehicles. The Model 3, for which we are planning to achieve volume production and deliveries in late 2017, requires significant investment prior to commercial introduction, and there is no guarantee that it will be commercially successful. The market for vehicles in the price range we expect for Model 3 is larger, but more competitive, than the markets for Model S and Model X. There can be no assurance that Model 3 or our future electric vehicles will meet the expectations of our customers or of a broad customer base. To the extent that we are not able to build the production Model 3 to the expectations created by the prototype we unveiled in March 2016, including the announced vehicle specifications and cost to customers, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product cycles do not meet consumer expectations, our future sales may be adversely affected.

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

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

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

In addition, we store a significant number of lithium-ion cells at the Tesla Factory and plan to produce high volumes of cells and battery modules and packs at our Gigafactory. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased Model S deliveries in markets outside of the United States, we have much higher revenues than costs denominated in other currencies such as the euro, Chinese renminbi, Norwegian kroner, British pound and Canadian dollar. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

Our resale value guarantee and leasing programs for our vehicles expose us to the risk that the resale values of vehicles returned to us are lower than our estimates and may result in lower revenues, gross margin, profitability and liquidity.

We have provided resale value guarantees to many of our customers, under which such customers may sell their vehicles back to us at certain points in time at pre-determined resale values. Customers can lease our vehicles through both leasing partners and from us directly, through our captive finance companies. The resale values of any vehicles resold or returned to us pursuant to these programs may be lower than our estimates, which are based on a limited secondary market for our vehicles. If the volume of vehicles returned to us is higher than our estimates and/or we are not able to resell them timely or at all, our liquidity could be negatively impacted. In cases where customers retain their vehicles past the guarantee period, our gross margin will be negatively impacted as all remaining revenues and costs related to the vehicle will be recognized at no gross profit.

We apply lease accounting on sales of vehicles with a resale value guarantee and on leases made directly by us or by our leasing partners. Under lease accounting, we recognize the associated revenues and costs of the vehicle sale over time rather than fully upfront at vehicle delivery. As a result, these programs generate lower revenues in the period the car is delivered and higher gross margins during the period of the resale value guarantee as compared to purchases in which the resale value guarantee does not apply. A higher than anticipated prevalence of these programs could therefore have an adverse impact on our near term revenues and operating results. Moreover, unlike the sale of a vehicle with a resale value guarantee or programs with leasing partners which do not impact our cash flows and liquidity at the time of vehicle delivery, under a lease held directly by us, we may receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. To the extent we expand our leasing program without securing external financing or business partners to support such expansion, our cash flow and liquidity could also be negatively impacted.

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

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles and energy products. While we believe several sources of the battery cells are available for such battery packs, we have fully qualified only a very limited number of suppliers for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. In particular, we have fully qualified only one supplier for the cells used in battery packs for our production vehicles. Any disruption in the supply of battery cells from such vendors could disrupt production of our vehicles and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our battery cell manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase vehicle prices in response to increased raw material costs could result in cancellations of vehicle orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected resulting in personal injury or death. We also may face similar claims related to any misuse or failures of new technologies that we are pioneering, including autopilot in our vehicles and our energy products. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles and energy products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. We self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid from company funds, not by insurance.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established U.S. and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established and new automobile manufacturers such as BMW, Daimler, General Motors and Toyota, as well as other large companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do and almost all of these companies have longer operating histories and greater name recognition than we do. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, upon the launch of our Model 3 vehicle, we will face competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

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

We service our vehicles through our company-owned Tesla service centers, certain of our stores, and through our mobile service technicians known as the Tesla Rangers. We will need to accurately anticipate the need for and open new standalone service centers in locations around the world and hire and train significant numbers of new employees to staff these service centers and act as Tesla Rangers in order to successfully maintain our fleet of delivered vehicles. If we do not continue to adequately address the service requirements of our customers to their satisfaction, particularly as the volume of vehicles we are able to deliver annually increases, our business could be harmed.

Our plan to expand our network of Tesla stores and galleries, service centers and Superchargers will require significant cash investments and management resources and may not meet expectations with respect to additional sales of our electric vehicles or availability of Superchargers.

Our plan to expand our network of Tesla stores, galleries, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicles. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering or servicing vehicles, and which may pose legal, regulatory, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S and Model X vehicles, as well as the significant increase in our vehicle fleet size that we expect from Model 3, will require us to continue to increase the number our Supercharger stations significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale and service of our vehicles and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our network of Tesla stores, galleries, service centers and Superchargers, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results.

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

We currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the United States and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of incentives that are provided to gas-powered vehicles through the oil and gas industries.  Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted.  For example, on January 1, 2016, a previously available incentive in Denmark that favored the purchase of electric vehicles expired and was replaced with a newly phased-in incentive that is less generous than the incentive that it replaced. Moreover, under current regulations, a $7,500 federal tax credit available in the United States for the purchase of qualified electric vehicles with at least 17 kWh of battery capacity, such as our vehicles, will begin to phase out with respect to any vehicles delivered in the second calendar quarter following the quarter in which we deliver our 200,000th qualifying vehicle in the United States. In addition, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers, which became effective in March 2016. In certain circumstances, there is pressure from the oil and gas lobby or related special interests to bring about such developments, which could have some negative impact on demand for our vehicles.

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

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive experience. Currently in California, there is increasing competition for talented individuals with the specialized knowledge of electric vehicles, software engineers, manufacturing engineers and other skilled employees. This competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our expansion plans and ramp to high-volume manufacture of vehicles, and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our performance.

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

As an automobile manufacturer, we are subject to complex environmental, health and safety laws and regulations at numerous jurisdictional levels in the United States and abroad, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Such costs and delays may adversely impact our business prospects and operating results. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

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

Our vehicles are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

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

Additionally, our vehicles are equipped with a range of autopilot features that assist drivers, relieving them of certain tedious and potentially dangerous aspects of road travel. Autopilot is a completely new feature with which U.S. and foreign regulators have limited experience. Any current or future proposed regulations in this area, if passed, could impact whether and how our customers are able to use our vehicles equipped for autopilot, and which, depending on the severity of the regulations, could adversely affect our business.

We are subject to various privacy and consumer protection laws.

Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. We may also incur substantial expenses and costs in connection with maintaining compliance with such laws, in particular data protection laws in the EU, which are currently in a state of transition. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, we recently initiated a Model S recall in November 2015 after we discovered a single field unit with a front seat belt issue, and a Model X recall in April 2016 after an internal test revealed unintended movement in the third row seats during a collision.  None of our past recalls have been related to our electric powertrain, and none of the underlying issues has resulted in a vehicle crash or personal injury reported to us. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or our electric powertrain components that we provide to other OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. Subject to separate limited warranties for the supplemental restraint system and battery, we provide four year or 50,000 mile limited warranties for the purchasers of new Model S and Model X vehicles and pre-owned Model S vehicles certified and sold by us. These limited warranties also cover the drive unit for eight years and the battery for a period of eight years or 125,000 miles or unlimited miles, depending on the size of the vehicle’s battery and/or the date of delivery, although the battery’s charging capacity is not covered under these warranties or any Extended Service plan.

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

We expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model 3, energy products and other future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, including ramping up the production of Model X, develop the Gigafactory, open new Tesla service centers with maintenance and repair capabilities, open new Supercharger locations, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

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

The design, manufacture, sale and servicing of automobiles and energy products is a capital intensive business. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles and/or energy products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments. We need sufficient capital to fund our ongoing operations, continue research and development projects, establish sales and service centers, build and deploy Superchargers, develop the Gigafactory and to make the investments in tooling and manufacturing capital required to introduce new vehicles and energy products. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and could cause us to incur substantial costs.

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

We incurred $660.0 million, $920.0 million and $1.38 billion, respectively, in aggregate principal amount of senior indebtedness when we issued, in registered public offerings, the 2018 Notes in 2013 and the 2019 Notes and 2021 Notes in 2014.  In addition, we have established a senior secured asset based revolving credit agreement (the Credit Agreement) that allows us to borrow, under certain circumstances, up to $1.0 billion.  As of June 30, 2016, we had $678.0 million in borrowings under the credit facility pursuant to the Credit Agreement. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.

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

As described in the Risk Factor “Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness,” our 2018 Notes have been historically, and our 2019 Notes and 2021 Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their notes, we could be required to pay them significant amounts in cash and/or deliver to them a significant number of shares of our common stock. Certain holders of our 2018 Notes have exercised their conversion rights, and other holders of our notes may do so in the future. Even if holders do not elect to convert their notes, the notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

Risks Related to the Ownership of our Common Stock

The trading price of our common stock is likely to continue to be volatile.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $271.57 per share and a low of $141.05 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the trial court dismissed the plaintiffs’ complaint with prejudice, this litigation (if the trial court’s order is successfully appealed) or others like it could result in substantial costs and a diversion of our management’s attention and resources.

Conversion of our convertible senior notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

The conversion of some or all of our convertible senior notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. As described in the Risk Factor “Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” our convertible senior notes have been historically, and may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their notes, we could be required to pay them significant amounts in cash and/or deliver to them a significant number of shares of our common stock. Certain holders of our 2018 Notes have exercised their conversion rights, and other holders of our notes may do so in the future. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

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

Mr. Musk has pledged shares of our common stock to secure certain bank borrowings. If Mr. Musk were forced to sell these shares pursuant to a margin call that he could not avoid or satisfy, such sales could cause our stock price to decline.

Certain banking institutions have made extensions of credit to Elon Musk, our Chief Executive Officer, a portion of which was used to purchase shares of common stock in certain of our public offerings and private placements at the same prices offered to third party participants in such offerings and placements. We are not a party to these loans, which are partially secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk. If the price of our common stock were to decline substantially and Mr. Musk were unable to avoid or satisfy a margin call with respect to his pledged shares, Mr. Musk may be forced by one or more of the banking institutions to sell shares of Tesla common stock in order to remain within the margin limitations imposed under the terms of his loans. Any such sales could cause the price of our common stock to decline further.

Anti-takeover provisions contained in our governing documents, applicable laws and our convertible senior notes could impair a takeover attempt.

Our certificate of incorporation and bylaws afford certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. We are also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. In addition, the terms of the convertible senior notes require us to repurchase the notes in the event of a fundamental change, including a takeover of our company. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Risks Related to the Proposed SolarCity Acquisition

There can be no assurance that we will successfully complete the acquisition of SolarCity on the terms or timetable currently proposed, or at all.

On July 31, 2016, we executed a definitive acquisition agreement with SolarCity Corporation (“SolarCity”) to acquire SolarCity. There can be no assurance that the acquisition of SolarCity will be completed when expected, on the terms agreed in the acquisition agreement, or at all. The SolarCity acquisition is subject to various closing conditions, including approval by a majority of the votes cast by the disinterested stockholders of each of Tesla and SolarCity, the effectiveness of the Registration Statement on Form S-4 that we will file in connection with the shares of our common stock to be issued in the acquisition, the absence of legal prohibitions on the consummation of the acquisition, customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act, and compliance with our and SolarCity’s respective representations, warranties, covenants and obligations set forth in the acquisition agreement. The conditions to closing may not be satisfied or waived or there may be other intervening events that delay or prevent the closing of the acquisition. A delay or failure in consummating the acquisition could have a negative impact on our business and the trading price of our common stock. Whether or not we acquire SolarCity, we have incurred and continue to incur substantial transaction costs, which could have a negative impact on our financial condition and results of operations.

An unfavorable outcome in any lawsuit challenging the SolarCity acquisition may delay or prevent the completion of the acquisition or result in an award of damages or a settlement for which we may be liable.

As is common following the announcement or during the pendency of a merger transaction involving a publicly held company, lawsuits arising out of or relating to the acquisition of SolarCity may be filed. Any such litigation involving us is likely to be time-consuming and expensive, with results that are difficult to predict, and could divert our management’s attention away from our regular business. The existence of litigation could also adversely impact the likelihood of obtaining the approvals required of us and SolarCity in order to consummate the acquisition. If a plaintiff is successful in obtaining a judgment against us or SolarCity, such judgment may prevent the merger from being completed within the expected time frame, or at all.  Moreover, a judgment for damages or a settlement resulting from litigation may be for a significant amount, and if we complete the acquisition of SolarCity, we may be liable for such amount even if such judgment or settlement is against or with SolarCity.

In specified circumstances, SolarCity may terminate the acquisition agreement to accept an alternative proposal.

The acquisition agreement permits SolarCity to terminate the agreement in order to enter into a definitive agreement with a third party with respect to a “superior proposal” (as such term is defined in the acquisition agreement) prior to obtaining approval of the acquisition from its stockholders. In such event, SolarCity’s only further obligation to us would be obligated to disburse to us a termination fee. Such termination would deny us and our stockholders any expected benefits from the acquisition and could negatively impact our stock price.

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

Tesla Motors, Inc.

Date: August 5, 2016	/s/ Jason Wheeler
Jason Wheeler
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated as of May 19, 2016, by and among Tesla Motors, Inc., Elon Musk, as selling stockholder, and Morgan Stanley & Co. LLC and Goldman, Sachs & Co., as representatives of the several underwriters named in Schedule I thereto.	8-K	001-34756	1.1	May 25, 2016

3.1	Amended and Restated Bylaws of Tesla Motors, Inc., effective as of June 20, 2016	8-K	001-35758	3.1	June 21, 2016

4.1	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between Tesla Motors, Inc. and certain holders of the capital stock of Tesla Motors, Inc. named therein.	8-K	001-34756	4.1	May 24, 2016

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith