Form 10-Q
period 2016-09-30
TESLA MOTORS INC
filed 2016-11-02
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, there were 149,891,190 shares of the registrant’s Common Stock outstanding.

TESLA MOTORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

Tesla Motors, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$3,084,257	$1,196,908
Restricted cash and marketable securities	23,711	22,628
Accounts receivable	326,895	168,965
Inventory	1,604,571	1,277,838
Prepaid expenses and other current assets	132,978	115,667
Total current assets	5,172,412	2,782,006
Operating lease vehicles, net	2,949,297	1,791,403
Property, plant and equipment, net	4,309,048	3,403,334
Restricted cash	90,994	31,522
Other assets	70,646	59,674
Total assets	$12,592,397	$8,067,939
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,606,284	$916,148
Accrued liabilities	695,018	422,798
Deferred revenue	625,899	423,961
Resale value guarantees	204,054	136,831
Customer deposits	690,364	283,370
Current portion of long-term debt and capital leases	260,771	627,927
Total current liabilities	4,082,390	2,811,035

Long-term debt and capital leases	2,443,420	2,021,093
Deferred revenue	581,202	446,105
Resale value guarantees	2,056,068	1,293,741
Other long-term liabilities	737,559	364,976
Total liabilities	9,900,639	6,936,950
Commitments and contingencies (Note 10)
Convertible senior notes (Notes 8)	11,270	47,285
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 149,825 and 131,425 shares issued and outstanding as of September 30, 2016 and December 31, 2015	150	131
Additional paid-in capital	5,530,928	3,409,452
Accumulated other comprehensive income (loss)	25,310	(3,556)
Accumulated deficit	(2,875,900)	(2,322,323)
Total stockholders' equity	2,680,488	1,083,704
Total liabilities and stockholders' equity	$12,592,397	$8,067,939

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Automotive	$1,917,442	$769,015	$3,849,558	$2,417,247
Automotive leasing	231,285	83,540	507,085	206,718
Total automotive revenue	2,148,727	852,555	4,356,643	2,623,965
Services and other	149,709	84,234	358,858	207,680
Total revenues	2,298,436	936,789	4,715,501	2,831,645
Cost of revenues
Automotive	1,355,102	582,545	2,895,483	1,808,576
Automotive leasing	161,959	46,184	310,176	118,284
Total automotive cost of revenues	1,517,061	628,729	3,205,659	1,926,860
Services and other	144,640	76,564	345,863	199,846
Total cost of revenues	1,661,701	705,293	3,551,522	2,126,706
Gross profit	636,735	231,496	1,163,979	704,939
Operating expenses
Research and development	214,302	178,791	588,448	527,657
Selling, general and administrative	336,811	236,367	976,173	633,578
Total operating expenses	551,113	415,158	1,564,621	1,161,235
Income (loss) from operations	85,622	(183,662)	(400,642)	(456,296)
Interest income	2,858	327	6,351	758
Interest expense	(46,713)	(29,308)	(133,706)	(80,234)
Other expense, net	(11,756)	(15,431)	(9,952)	(24,503)
Income (loss) before income taxes	30,011	(228,074)	(537,949)	(560,275)
Provision for income taxes	8,133	1,784	15,628	7,991
Net income (loss)	$21,878	$(229,858)	$(553,577)	$(568,266)
Net income (loss) per share of common stock:
Basic	$0.15	$(1.78)	$(3.94)	$(4.47)
Diluted	$0.14	$(1.78)	$(3.94)	$(4.47)
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	148,991	129,006	140,581	127,225
Diluted	156,935	129,006	140,581	127,225

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$21,878	$(229,858)	$(553,577)	$(568,266)
Other comprehensive income (loss):
Unrealized net gain on derivatives and short-term marketable securities, net of tax	3,349	11	48,359	219
Reclassification adjustment for net gains included in net income (loss)	(14,246)	—	(15,523)	—
Foreign currency translation adjustment	2,014	(9,192)	(3,970)	(24,182)
Other comprehensive income (loss)	(8,883)	(9,181)	28,866	(23,963)
Comprehensive income (loss)	$12,995	$(239,039)	$(524,711)	$(592,229)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla Motors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(553,577)	$(568,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	620,160	278,867
Stock-based compensation	246,512	142,359
Amortization of discount on convertible debt	63,924	51,376
Inventory write-downs	50,289	23,303
Loss on disposal of property and equipment	12,181	8,800
Non-cash interest and other operating activities	21,735	11,011
Foreign currency transaction loss	10,422	35,583
Changes in operating assets and liabilities, net of impact of business acquisition
Accounts receivable	(110,510)	78,373
Inventories and operating lease vehicles	(1,798,214)	(1,091,382)
Prepaid expenses and other current assets	34,636	(35,962)
Other assets	(2,586)	(14,297)
Accounts payable and accrued liabilities	697,528	89,238
Deferred revenue	256,187	186,255
Customer deposits	409,139	20,314
Resale value guarantees	322,244	249,548
Other long-term liabilities	44,310	40,230
Net cash provided by (used in) operating activities	324,380	(494,650)
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(759,190)	(1,223,628)
Maturities of short-term marketable securities	16,667	—
Business acquisition	—	(12,260)
Increase in other restricted cash	(79,156)	(23,383)
Net cash used in investing activities	(821,679)	(1,259,271)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offerings	1,701,734	750,000
Proceeds from issuance of convertible and other debt	1,685,279	183,972
Repayments of convertible and other debt	(1,678,475)	—
Collateralized lease borrowing	557,669	359,951
Proceeds from exercise of stock options and other stock issuances	153,461	94,026
Principal payments on capital leases	(30,447)	(72,906)
Common stock and debt issuance costs	(18,072)	(16,558)
Net cash provided by financing activities	2,371,149	1,298,485
Effect of exchange rate changes on cash and cash equivalents	13,499	(24,241)
Net increase (decrease) in cash and cash equivalents	1,887,349	(479,677)
Cash and cash equivalents at beginning of period	1,196,908	1,905,713
Cash and cash equivalents at end of period	$3,084,257	$1,426,036
Supplemental noncash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$459,472	$313,850
Estimated fair value of facilities under build-to-suit leases	$236,538	$64,552

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

Public Offering

In May 2016, we completed a public offering of common stock and sold a total of 7,915,004 shares of our common stock for total cash proceeds of approximately $1.7 billion, net of underwriting discounts and offering costs.

Acquisition

On July 31, 2016, we entered into a definitive agreement to acquire SolarCity Corporation, which designs, finances and installs solar power systems. Pursuant to the definitive agreement, each issued and outstanding share of the common stock of SolarCity would be converted into the right to receive 0.110 (the Exchange Ratio) shares of Tesla common stock. SolarCity options and restricted stock unit awards would be converted into corresponding equity awards in respect of Tesla common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Merger. This acquisition is subject to various closing conditions, including the receipt by each company, at a separate meeting of its stockholders scheduled to take place on November 17, 2016, of the affirmative vote of at least the minimum number of its non-interested stockholders as specified in the definitive agreement.

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

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of September 30, 2016, the consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2015, was derived from our audited consolidated financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2014-09,  Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The new guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect.  In March 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are evaluating the impact of adopting this guidance.

In August 2014, the FASB issued Accounting Standards Update No. ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We do not anticipate that adopting this guidance will have an impact on the financial statements and are currently evaluating the potential impact to our footnote disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016 - 02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230).  ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Revenue Recognition

We recognize revenue for products and services when: (i) a persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) pricing or fees are fixed or determinable; and (iv) collection is reasonably assured.

Automotive revenue includes revenues related to deliveries of new vehicles, sales of regulatory credits to other automotive manufacturers, and specific other elements that meet the definition of a deliverable under multiple-element accounting guidance including free internet connectivity, free access to our Supercharger network, and free future over the air software updates. These deliverables are valued on a stand-alone basis and we recognize their revenue over our performance period, which is generally the eight-year life of the vehicle, except for internet connectivity which is over the free four year period. If we sell a deliverable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering costs used to develop and deliver the service, third party pricing of similar options, and other information which may be available.

Starting in the third quarter of 2016, we started to separately present automotive leasing revenue and related cost of revenue. All prior periods have been reclassified to conform to this presentation.  Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as programs with resale value guarantees. See “Resale Value Guarantees and Other Financing Programs” and “Vehicle Leasing Program” for further details.

Services and other revenue consists of repair and maintenance services, service plans and merchandise, sales of pre-owned Tesla vehicles, sales of electric vehicle powertrain components and systems to other manufacturers, Tesla Energy products, and sales of non-Tesla vehicle trade-ins.

As of September 30, 2016, we had deferred $57.5 million, $84.7 million, $52.7 million, and $8.0 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, internet connectivity, and future software updates, respectively. As of December 31, 2015, we had deferred $53.6 million, $49.5 million, $32.4 million, and $2.7 million related to these same performance obligations, respectively.

Resale Value Guarantees and Other Financing Programs

Vehicle sales to customers with a residual value guarantee

Through June 30, 2016, we offered resale value guarantees or similar buy-back terms to all customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets.  Under this program, customers have the option of selling their vehicle back to us during the guarantee period for a determined resale value. Guarantee periods generally range from 36 to 39 months.  Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases.  The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised.  The remaining sale proceeds are deferred and recognized on a straight line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan.  We capitalize the cost of these vehicles to operating lease vehicles on our Consolidated Balance Sheets as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases when a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue and the net book value of the leased vehicle is expensed to costs of automotive leasing revenue. In cases when customers return the vehicle back to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue and we reclassify the net book value of the vehicle on our balance sheet to pre-owned vehicle inventory. As of September 30, 2016 and December 31, 2015, $204.1 million and $136.8 million of the guarantees were exercisable by customers within the next twelve months.

Vehicle sales to leasing partners with a residual value guarantee

We also offer resale value guarantees in connection with automobile sales to certain bank leasing partners.  As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under ASC 840 - Leases.  Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantees for the long-term portion and deferred revenue for the current portion.  We accrete the deferred revenue amount to automotive leasing revenue on a straight line basis over the guarantee period and accrue interest expense based on our borrowing rate.  We capitalize vehicles under this program to operating lease vehicles, net, on our Consolidated Balance Sheets and we record depreciation from these vehicles to cost of automotive leasing revenues during the period the vehicle is under a lease arrangement.  Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in our Consolidated Statements of Cash Flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount, or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle.  Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive revenue.  In cases where the bank retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive leasing revenue.  The maximum cash we could be required to pay under this program, should we decide to repurchase all vehicles, is $742.0 million at September 30, 2016.

As of September 30, 2016 and December 31, 2015, we had $1.0 billion and $527.5 million of such borrowings recorded in resale value guarantees and $250.4 million and $120.5 million recorded in deferred revenue liability, respectively. As of September 30, 2016 and December 31, 2015, we had a total of $79.5 million and $33.6 million in account receivables from our leasing partners.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Account activity related to our resale value guarantee and similar programs consisted of the following for the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$2,126,581	$1,556,529
Net increase in operating lease vehicles	375,287	1,085,551
Depreciation expense recorded in cost of automotive leasing revenues	(71,454)	(179,087)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of early cancellation of resale value guarantee	(5,509)	(11,166)
Additional depreciation expense recorded in cost of automotive leasing revenues result of expiration and exercises of resale value guarantee	(55,009)	(55,009)
Increases to inventory from vehicles returned under our trade-in program	(18,718)	(45,640)
Operating lease vehicles—end of period	$2,351,178	$2,351,178

Deferred Revenue
Deferred revenue—beginning of period	$851,684	$679,132
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	188,113	574,226
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive leasing revenue	(125,411)	(330,093)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(1,521)	(4,333)
Recognition of deferred revenue resulting from return of vehicle under trade-in program	(3,456)	(9,523)
Deferred revenue—end of period	$909,409	$909,409

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$2,007,347	$1,430,573
Increase in resale value guarantee	361,434	1,013,369
Reclassification from long-term to short-term collateralized borrowing	(33,129)	(79,171)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(4,291)	(10,110)
Release of resale value guarantee resulting from return of vehicle under trade- in program	(15,516)	(38,816)
Release of resale value guarantee resulting from expiration and exercises of resale value guarantee	(55,722)	(55,722)
Resale value guarantee liability—end of period	$2,260,123	$2,260,123

Vehicle Leasing Program

We offer a leasing program in the United States, Canada, the UK and Germany. Qualifying customers are permitted to lease a vehicle directly from Tesla generally for 36 or 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a determined residual value. We account for these leasing transactions as operating leases and recognize leasing revenues over the contractual term and record the depreciation of these vehicles to cost of automotive leasing revenues. As of September 30, 2016 and December 31, 2015, we had deferred $61.6 million and $25.8 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive leasing revenue and were $31.4 million and $72.0 million for the three and nine months ended September 30, 2016. Lease revenues for the three and nine months ended September 30, 2015, were $11.5 million and $27.4 million, respectively.

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

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued warranty—beginning of period	$216,459	$164,595	$180,754	$129,043
Warranty costs incurred	(16,571)	(21,593)	(56,734)	(50,666)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(19,523)	1,306	(12,889)	12,635
Provision for warranty	46,454	26,026	115,688	79,322
Accrued warranty—end of period	$226,819	$170,334	$226,819	$170,334

Our warranty reserves do not include projected warranty costs associated with our vehicles subject to lease accounting, as costs to repair these vehicles are expensed as incurred. The warranty reserve increased primarily due to incremental vehicle deliveries, offset by actual claims and an overall decrease in accrual rates for vehicles, batteries, and drive units due to improved reliability. For the three and nine months ended September 30, 2016, warranty costs incurred for vehicles subject to lease accounting were $7.2 million and $12.3 million, and for the three and nine months ended September 30, 2015, costs were $1.8 million and $6.0 million. Warranty expense is recorded as a component of cost of automotive revenue and cost of automotive leasing revenue.

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

As of September 30, 2016 and December 31, 2015, our accounts receivable were derived primarily from amounts to be received from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs).  As of September 30, 2016, we have two customers who individually account for 17% and 14% of our accounts receivable, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on derivatives, net of any reclassifications, our available-for-sale marketable securities, and foreign currency translation adjustment that have been excluded from the determination of net income (loss).

Net Income (Loss) per Share of Common Stock

Our basic and diluted net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants as well as our convertible senior notes, are not included when their effect is antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended September 30, 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income per share
Net income (loss)	$21,878	$(229,858)	$(553,577)	$(568,266)
Weighted-average shares used in computing basic net income (loss) per share	148,991	129,006	140,581	127,225
Basic net income (loss) per share	$0.15	$(1.78)	$(3.94)	$(4.47)
Diluted net income per share
Net income (loss)	$21,878	$(229,858)	$(553,577)	$(568,266)
Weighted-average shares used in computing basic net income (loss) per share	148,991	129,006	140,581	127,225
Add:
Employee share based awards	5,911	—	—	—
Convertible senior notes	1,571	—	—	—
Warrants issued in May 2013	462	—	—	—
Weighted-average shares used in computing diluted net income (loss) per share	156,935	129,006	140,581	127,225
Diluted net income (loss) per share	$0.14	$(1.78)	$(3.94)	$(4.47)

The following table presents the potential weighted common shares outstanding that were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee share based awards	5,666,686	14,917,083	16,527,336	15,426,144
Convertible senior notes	—	2,710,738	1,959,492	2,454,778
Warrants issued May 2013	—	1,463,838	629,782	1,084,627

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

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2016 and December 31, 2015, the aggregate balances of our gross unrecognized tax benefits were $162.8 million and $99.3 million. $158.1 million and $95.7 million of these aggregate balances would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset which is currently offset by a full valuation allowance.

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

As of September 30, 2016 and December 31, 2015, the fair value hierarchy for our financial assets that are carried at fair value was as follows (in thousands), and unrealized gains (losses) on all financial assets for all periods presented were less than $1.0 million:

	September 30, 2016				December 31, 2015
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,391,562	$2,391,562	$—	$—	$297,810	$297,810	$—	$—
U.S. treasury bills	—	—	—	—	16,664	16,664	—	—
Total	$2,391,562	$2,391,562	$—	$—	$314,474	$314,474	$—	$—

As of September 30, 2016, the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $363.0 million (par value $224.3 million), $834.9 million (par value $920.0 million), and $1.19 billion (par value $1.38 billion). As of December 31, 2015 the estimated fair value of our 2018 Notes, 2019 Notes, and 2021 Notes was $1.29 billion (par value $659.8 million), $864.8 million (par value $920.0 million), and $1.27 billion (par value $1.38 billion). These fair values represent Level II valuations. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk. As of September 30, 2016, the $200 million carrying value of our Credit Agreement liability and $300 million carrying value under our Warehouse Agreement approximates the fair value of the borrowings based upon the borrowing rate available to us for debt with similar terms and consideration of credit and default risk using Level II inputs.

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

We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive income (loss). We reclassify these gains or losses to cost of automotive revenue in the period the related finished goods inventory is sold to cost of automotive leasing revenue or over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. Ineffectiveness related to the hedges is immaterial as of September 30, 2016.

The net notional amount of these contracts was $95.4 million at September 30, 2016. Outstanding contracts are recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value within prepaid expenses and other current assets or within accrued liabilities, depending on our net position. The cumulative gain of $40.3 million in accumulated other comprehensive income (loss) as of September 30, 2016 is expected to be recognized within cost of automotive revenue in the next twelve months. The total fair values of foreign currency contracts designated as cash flow hedges as of September 30, 2016 is $19.2  million and was determined using Level II inputs and recorded in prepaid expenses and other current assets on our Consolidated Balance Sheets. During the three months and nine months ended September 30, 2016, $14.2 million and $15.5 million has been reclassified to costs of automotive revenue.

Note 4 - Inventory

As of September 30, 2016 and December 31, 2015, our inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$353,751	$528,935
Work in process	329,938	163,830
Finished goods	791,600	476,512
Service parts	129,282	108,561
Total	$1,604,571	$1,277,838

Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, pre-owned Tesla vehicles, and energy products. The increase in finished goods is primarily due to 97% more vehicles in transit to customers as of September 30, 2016.

Note 5 - Property, Plant and Equipment

As of September 30, 2016 and December 31, 2015, our property, plant and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Machinery, equipment and office furniture	$2,004,316	$1,694,910
Tooling	780,140	550,902
Leasehold improvements	422,110	338,392
Building and building improvements	706,112	461,303
Land	63,238	60,234
Computer equipment and software	218,079	175,512
Construction in progress	1,027,159	693,207
	5,221,154	3,974,460
Less: Accumulated depreciation and amortization	(912,106)	(571,126)
Total	$4,309,048	$3,403,334

Construction in progress is comprised primarily of tooling and equipment related to the manufacturing of vehicles, a portion of Gigafactory construction, and related capitalized interest. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, net, and is amortized over the life of the related assets. During the three and nine months ended September 30, 2016, we capitalized $11.4 million and $30.4 million of interest expense. During the three and nine months ended September 30, 2015, we capitalized $11.8 million and $32.4 million of interest expense, respectively.

We are sometimes involved in construction at our leased facilities primarily related to retail stores, service centers, and certain manufacturing facilities. In accordance with Accounting Standards Codification 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets and land during the construction period. Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease and included in building and building improvements in the table above. As of September 30, 2016 and December 31, 2015, the table above includes $443.1 million and $206.1 million of build-to-suit assets. As of September 30, 2016 and December 31, 2015, corresponding financing obligations of $2.6 million and $1.3 million are recorded in accrued liabilities and $454.2 million and $201.3 million are recorded in other long-term liabilities.

Depreciation and amortization expense during the three and nine months ended September 30, 2016, was $126.8 million and $337.9 million. Depreciation and amortization expense during the three and nine months ended September 30, 2015, was $71.8 million and $184.7 million. Total property and equipment assets under capital lease as of September 30, 2016 and December 31, 2015 were $80.5 million and $58.1 million. Accumulated depreciation related to assets under capital lease as of these dates were $36.1 million and $22.7 million.

We have incurred $608.4 million of costs for our Gigafactory as of September 30, 2016.

Note 6 - Accrued Liabilities

As of September 30, 2016 and December 31, 2015, our accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Taxes payable	$129,044	$101,206
Accrued purchases	358,292	140,540
Payroll and related costs	89,859	86,859
Warranty and other	117,823	94,193
Total	$695,018	$422,798

Taxes payable includes Value Added Tax, sales tax, property tax, and income tax payables.

Accrued purchases reflects primarily liabilities related to the construction of the Gigafactory along with engineering design and testing accruals. As these services are invoiced, this balance will reduce and accounts payable will increase.

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

As of September 30, 2016 and December 31, 2015, we held customer deposits of $690.4 million and $283.4 million.  The increase is primarily due to Model 3 deposits.

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

Each $1,000 of principal of these notes is initially convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the third quarter of 2016, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of September 30, 2016. Therefore, the 2019 Notes and 2021 Notes are not convertible during the fourth quarter of 2016 and are classified as long-term debt. Should the closing price conditions be met in a future quarter, the 2019 and/or the 2021 Notes will be convertible at their holders’ option during the immediately following quarter. As of September 30, 2016, the if-converted value of the 2019 Notes and 2021 Notes did not exceed the principal value of those notes.

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

During first three quarters of fiscal 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the fourth quarter of fiscal 2016. As such, we classified the $213.0 million carrying value of our 2018 Notes as current liabilities and classified $11.3 million, representing the difference between the aggregate principal of our 2018 Notes of $224.3 million and the carrying value of 2018 Notes, as mezzanine equity on our consolidated balance sheet as of September 30, 2016. Should the closing price conditions be met in a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

During the three and nine months ended September 30, 2016, we repaid $421.8 million and $435.5 million in aggregate principal amount of our 2018 Notes pursuant to conversions by their holders.  As of September 30, 2016, we had remaining outstanding $224.3 million in aggregate principal amount of the 2018 Notes. As of September 30, 2016, there were also outstanding a corresponding amount of convertible note hedge transactions, as well as warrants to issue up to 2.2 million shares at $184.48 per share as of September 30, 2016, in each case issued in connection with the offering of the 2018 Notes.

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

	September 30, 2016			December 31, 2015
	2018 Notes	2019 Notes	2021 Notes	2018 Notes	2019 Notes	2021 Notes
	(in thousands, except years and percentages)
Carrying value	$212,993	$817,480	$1,118,885	$612,476	$788,004	$1,080,867
Unamortized discount and issuance costs	11,270	102,520	261,115	47,285	131,996	299,133
Principal amount	$224,263	$920,000	$1,380,000	$659,761	$920,000	$1,380,000
Remaining amortization period (years)	1.7	2.4	4.4
Effective interest rate on liability component	4.29%	4.89%	5.96%
Initial equity component	$82,800	$188,100	$369,400
If converted, value in excess of par value	$143,195

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

Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. Interest is payable quarterly. The Credit Agreement terminates, and all outstanding loans become due and payable, in June 2020. As of September 30, 2016, we had $200.0 million in borrowings under the Credit Facility and zero borrowings under the swing-line loan sub-facility.

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements for our borrowings. As of September 30, 2016 we were in compliance with all covenants contained in the Credit Agreement.

Loan and Security Agreement

On August 31, 2016, we entered into a Loan and Security Agreement (the “Warehouse Agreement”) with Deutsche Bank as administrative agent and a committed lender.  Under the Warehouse Agreement, which will support the Tesla Finance direct vehicle leasing program, and is secured by an interest in certain leases and vehicles under such program, we may borrow up to $300.0 million in total principal amount. Subject to extension in accordance with the terms of the Warehouse Agreement, the ability to draw under the Warehouse Agreement expires on August 31, 2017, and the full amount outstanding under the Warehouse Agreement is due September 20, 2018. As of September 30, 2016, we had $300.0 million in borrowings outstanding under the Warehouse Agreement.

Amounts drawn under the Warehouse Agreement generally bear interest at a rate based on LIBOR plus a fixed margin. We are subject to various customary events of default and financial, lease portfolio performance and other covenants and limitations, including an advance rate limit, a required reserve account,  and various performance triggers and excess concentration limits.

Pledged Assets

As of September 30, 2016 and December 31, 2015, we have pledged or restricted $1.9 billion and $1.4 billion principally from finished goods and raw materials inventory, as well as certain property and equipment, direct lease vehicles, receivables and cash as collateral for letters of credit including our Credit Agreement, real estate leases, and insurance policies.

Interest Expense

The following table presents the aggregate amount of interest expense recognized on a prior secured credit facility to support our direct leasing program, which was terminated in December 2015, the Credit Agreement, the Warehouse Agreement, the 2018 Notes, the 2019 Notes, and the 2021 Notes relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest coupon	$6,615	$8,362	$23,330	$23,410
Amortization of debt issuance costs	4,952	1,945	8,835	5,202
Amortization of debt discount	24,660	24,802	75,493	72,653
Total	$36,227	$35,109	$107,658	$101,265

Note 9 - Equity Incentive Plans

In July 2003, we adopted the 2003 Equity Incentive Plan. Concurrent with the effectiveness of our registration statement on Form S-1 on June 28, 2010, we adopted the 2010 Equity Incentive Plan (the Plan) and all remaining common shares reserved for future grant or issuance under the 2003 Equity Incentive Plan were added to the 2010 Equity Incentive Plan. The Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. As of September 30, 2016, there were 15,483,680 shares of outstanding stock awards under the Plan. As of September 30, 2016 and December 31, 2015, 645,553 and 2,816,785 shares were available for grant relating to stock options and RSUs.

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

•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model X Production Vehicle;
•	1/4th of the shares subject to the options are scheduled to vest upon achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period;
•	1/4th of the shares subject to the options are scheduled to vest upon completion of the first Model 3 Production Vehicle; and
•	1/4th of the shares subject to the options are scheduled to vest upon achievement of annualized gross margin of greater than 30.0% in any three years.

As of September 30, 2016, the following performance milestone was achieved and approved by our Board of Directors.

•	Completion of the first Model X Production Vehicle

As of September 30, 2016, the following performance milestone was considered probable of achievement.

•	Completion of the first Model 3 Production Vehicle; and
•	Achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period

We begin recording stock-based compensation expense as each milestone becomes probable. For the three and nine months ended September 30, 2016, we recorded stock-based compensation expense of $11.6 million and $22.8 million related to this grant. For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense of $2.7 million and $10.4 million related to this grant.

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

As of September 30, 2016, the market conditions for seven vesting tranches and the following five performance milestones were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype;
•	Successful completion of the Model X Beta Prototype;
•	Completion of the first Model X Production Vehicle;
•	Aggregate vehicle production of 100,000 vehicles; and
•	Successful completion of the Model 3 Alpha Prototype.

As of September 30, 2016, the following performance milestones were considered probable of achievement:

•	Successful completion of the Model 3 Beta Prototype;
•	Completion of the first Model 3 Production Vehicle;
•	Aggregate vehicle production of 200,000 vehicles; and
•	Aggregate vehicle production of 300,000 vehicles.

We begin recording stock-based compensation expense as each milestone becomes probable. We recorded stock-based compensation expense of $4.6 million for the three months period ended September 30, 2016 and $14.9 million for the nine months period ended September 30, 2016 related to this grant. For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense of $6.8 million and $9.5 million related to this grant.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$8,939	$3,828	$21,837	$13,249
Research and development	40,220	24,153	113,328	63,857
Selling, general and administrative	40,384	28,052	111,347	65,288
Total	$89,543	$56,033	$246,512	$142,394

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

Note 11 – Subsequent events

Land Purchase

In October 2016, we purchased 24.5 acres of land that is adjacent to our factory in Fremont, California for $30.8 million which will be used for the future expansion of our manufacturing facilities.

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

In addition to our automotive products, we continue to sell our energy products, the Powerwall for residential applications and the Powerpack for commercial, industrial and utility-scale applications.  We began production and deliveries of these products in the third quarter of 2015. We transitioned the production of these products from the Tesla Factory to the Gigafactory during the fourth quarter of 2015.

Our primary source of revenue is from the sale of our vehicles. During the quarter ended September 30, 2016, we recognized total revenues of $2.30 billion, an increase of $1.36 billion over total revenues of $936.8 million for the quarter ended September 30, 2015, primarily driven by growth of vehicle deliveries worldwide, including increasing production and deliveries of Model X. Gross margin for the quarter ended September 30, 2016 was 27.7%, an increase from 24.7% for the quarter ended September 30, 2015.

We continue to increase our sales and service footprint worldwide and expand our Supercharging and destination charging networks. With the continued global expansion of our customer support infrastructure, selling, general and administrative expenses were $ 336.8 million for the quarter ended September 30, 2016, compared to $236.4 million for the quarter ended September 30, 2015.

Management Opportunities, Challenges and Risks

Demand, Production and Deliveries

We are currently producing and selling both the Model S sedan and the Model X sport utility vehicle.  We have broadened the appeal of these vehicles by introducing new variants that improve range, performance, and value, as well as enhanced autopilot functionality, and we expect to introduce further new vehicle versions and functionality over time.  Overall, we expect that demand for our vehicles will continue to increase worldwide as more people drive and become aware of our vehicles, as we grow our customer sales, service and charging infrastructure, as we continue to offer less expensive vehicles such as Model 3, and as we continue to develop our vehicles. Additionally, we believe that demand for our energy products will continue to increase.

We continue to make progress in increasing vehicle production and plan to continue increasing total vehicle production to support approximately 50,000 deliveries in the second half of this year. In the third quarter of 2016, we produced approximately 25,180 vehicles, including approximately 10,450 Model X vehicles. Total third quarter production increased 37% from the second quarter.  Although our Model X production ramp has faced challenges, including supplier part shortages, we continue to make steady progress increasing Model X production.

In addition, we are on track to achieve volume production and deliveries of Model 3 in the second half of 2017.  We expect our production will increase considerably each year for the next several years, and are targeting an overall vehicle production level of 500,000 vehicles, including Model S, Model X and Model 3, in 2018.  Increasing production five-fold over the next two years will be challenging and will likely require additional capital, but this is our goal and we are working hard to achieve it.

In addition to expanding our vehicle production and deliveries, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters due to economies of scale, material cost reductions and more efficient manufacturing. We expect that this trend will contribute to improve total automotive gross margin over time, excluding the impact of foreign currency movements. Significant cost improvements for Model S have been achieved relating to material cost reductions from both engineering and commercial actions, and manufacturing efficiencies, excluding the impact of newly introduced Model S variants and Model X. However, during our product introductions over the last few years, we sometimes encountered manufacturing inefficiencies and supplier constraints which negatively impacted our gross margin. If we are not able to continue to achieve the planned cost reductions from our various cost savings and process improvement initiatives or continue to ramp Model X efficiently, our ability to reach our gross margin goals would be negatively affected.

We are expanding our sales, service and charging infrastructure worldwide to accommodate a much larger fleet of vehicles and provide timely customer services in areas with a high concentration of Tesla customers.  In particular, we continue to open additional retail and service locations and should have approximately 265 locations worldwide by the end of 2016.  Because we sell our vehicles in many countries throughout North America, Europe and Asia, and our retail and service expansion will primarily occur in geographic areas in which we already have a presence, we expect our long-term sales outside of North America will be over half of our worldwide total automotive revenue. As compared to markets in the United States, we have less experience in international markets, and thus we may face difficulties meeting our future international expansion plans with respect to timing and expected sales. If we experience unexpected difficulties or delays in finding or opening desirable locations for stores and service centers, we may not be able to meet our delivery plans and sales goals.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We have advanced our 500,000 total unit build plan by two years to 2018.  Given this plan, we continue to invest heavily in capital expenditures.  Our capital expenditure needs include expenditures for the tooling, production equipment and construction of the Model 3 production lines, equipment to support cell production at the Gigafactory, as well as new retail locations service centers and Supercharger locations.

We currently expect operating expenses to grow by approximately 30% in 2016 as compared to 2015, excluding any potential impact from the future SolarCity acquisition.  This increase is driven by engineering, design, and testing expenses related to Model 3 supplier contracts and higher sales and service costs associated with expanding our geographic presence. We expect selling, general and administrative expenses to continue to increase in absolute dollars but decline over time as a percentage of revenue as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure. Over time, we also expect total operating expenses to decrease as a percentage of revenue.

As of September 30, 2016 and December 31, 2015, the net book value of our Supercharger network was $193.9 million and $166.6 million, and as of September 30, 2016 our Supercharger network included 715 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia, and expect such spending to continue to be a minimal portion of total capital spending during 2016. During 2016, we expect that this investment will grow our Supercharger network over 40%. We allocate Supercharger related expenses to cost of total automotive revenues and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

Customer Financing Options

We offer loans and leases in North America, Europe and Asia primarily through various financial institutions. We offer a resale value guarantee in connection with certain loans offered by financial institutions and as of September 30, 2016 had approximately 24,400 vehicles under this program. We recently discontinued the resale value guarantee in North America, but continue to offer it in selected European and Asian markets. Resale value guarantees available for exercise within the next 12 months total $204.1 million in value and relate to approximately 4,390 vehicles.

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

We currently offer leases in the U.S. directly from our captive financing entity, as well as through a leasing partner. Leasing through Tesla Finance is now available in 39 states and the District of Columbia. We also offer financing arrangements through entities in Canada, Germany and the U.K.  As of September 30, 2016, we have active leases for approximately 9,070 vehicles through our captive financing entities and approximately 13,990 vehicles through our leasing partner. Leasing through both our captive financing entities and our leasing partner exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from our captive financing entities (but not for those offered through our bank partner), we only receive a limited portion of cash for the vehicle price at delivery and will assume customer credit risk.  We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results, and cash flow could be negatively impacted.

The Gigafactory and Manufacturing

We are developing the Gigafactory as a facility where we work together with our suppliers to integrate production of battery material, cells, modules and battery packs in one location. We broke ground on the Gigafactory in June 2014 and began assembling our energy products in the first portion of the facility in the fourth quarter of 2015.  We currently expect to produce cells at the Gigafactory beginning in the fourth quarter of 2016 for use initially in our energy products and later for our vehicles. Our revised vehicle build plan also includes an adjustment of our cell production plans at the Gigafactory.  We continue to invest in construction of the building and utilities at the Gigafactory and in production equipment for battery, module and pack production. We are responsible for the overall management of the Gigafactory and will engage with partners who have significant experience in battery cell and material production. Panasonic has agreed to partner with us on the Gigafactory with investments in production equipment that it will use to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment located at the Gigafactory at negotiated prices.  As these terms convey a right to use the production related assets as defined within ASC 840 – Leases, we will consider these leased assets beginning with the start of cell production in 2016. This will result in us recording the value of such assets within property, plant, and equipment in our consolidated balance sheet with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at the Gigafactory, we will record the value of such assets on our Consolidated Balance Sheet.  Based on our current assessment, as of September 30, 2016, approximately $300 million is expected to be recorded on our Consolidated Balance Sheet by fourth quarter of 2016.

Although we continue to remain on track with our progress at the Gigafactory, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating the Gigafactory exceeding our current expectations and the Gigafactory taking longer to bring online than we currently anticipate. In addition, we continue to expand production capacity at our Fremont facility and are exploring additional production capacity in Asia and Europe.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Revenues
Automotive	$1,917,442	$769,015	$1,148,427	149%	$3,849,558	$2,417,247	$1,432,311	59%
Automotive leasing	231,285	83,540	147,745	177%	507,085	206,718	300,367	145%
Services and other	149,709	84,234	65,475	78%	358,858	207,680	151,178	73%
Total revenues	$2,298,436	$936,789	$1,361,647	145%	$4,715,501	$2,831,645	$1,883,856	67%

Automotive revenue includes revenues related to sale of new Model S and Model X vehicles, including internet connectivity, Supercharger access, and specified software updates for cars equipped with Autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers.  Automotive leasing revenue includes the amortization of revenue for cars sold with resale value guarantees accounted for as operating lease under lease accounting, and Model S and Model X leasing revenue.

Services and other revenue consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance and development services, energy products, and pre-owned vehicles.

Automotive revenue increased $1.1 billion, or 149%, to $1.9 billion during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily related to a 132% increase in vehicle deliveries from approximately 7,220 for the three months ended September 30, 2015 to approximately 16,790 for the three months ended September 30, 2016.  The increase in vehicle deliveries is primarily due to the introduction of Model X as well as increased production and sale of Model S.  In addition, there was an increase in average selling price of 5.3% primarily due to the introduction of Model X which are higher priced vehicles compared to Model S, partially offset by an increase in sales of lower priced 60 kWh vehicles.  Revenue recognized from the sale of regulatory credits increased by $114.7 million from three months ended September 30, 2015 to the corresponding period in 2016.

Automotive revenue increased $1.4 billion, or 59%, to $3.8 billion during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily related to a 52% increase in vehicle deliveries from approximately 22,450 for the nine months ended September 30, 2015 to approximately 34,140 for the nine months ended September 30, 2016.  The increase in volume is primarily due to the introduction of Model X.  Further, there was an increase in average selling price of 5.1% primarily due to the introduction of Model X which are higher priced vehicles compared to Model S. Revenue recognized from the sale of regulatory credits increased by $113.9 million from the nine months ended September 30, 2015 to the corresponding period in 2016.

Automotive leasing revenue increased $147.7 million, or 177%, to $231.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and increased $300.4 million, or 145%, to $507.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase during both periods was primarily due to a 119% increase in cumulative vehicle deliveries under leasing programs and programs with a resale value guarantee from approximately 22,000 on a cumulative basis through September 30, 2015, to approximately 48,000 on a cumulative basis through September 30, 2016.  In addition, during the three and nine months ended September 30, 2016, we recognized $55.0 million in automotive leasing revenue upon the expiration of resale value guarantees.

Service and other revenue increased $65.5 million, or 78%, to $149.7 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase of $21.9 million in energy product sales, an increase of $21.2 million in pre-owned vehicle sales, an increase in maintenance service revenue of $13.6 million, and an increase of $10.0 million in sales of electric vehicle powertrain components and systems to other manufacturers.  Service and other revenue increased $151.2 million, or 73%, to $358.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase was related primarily to an increase of $59.7 million in pre-owned vehicle sales, an increase of $53.3 million in maintenance service revenue, and an increase of $47.0 million in energy product sales.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Cost of revenues
Automotive	$1,355,102	$582,545	$772,557	133%	$2,895,483	$1,808,576	$1,086,907	60%
Automotive leasing	161,959	46,184	115,775	251%	310,176	118,284	191,892	162%
Services and other	144,640	76,564	68,076	89%	345,863	199,846	146,017	73%
Total cost of revenues	$1,661,701	$705,293	$956,408	136%	$3,551,522	$2,126,706	$1,424,816	67%
Gross profit	$636,735	$231,496	$405,239	175%	$1,163,979	$704,939	$459,040	65%
Gross margin	27.7%	24.7%			24.7%	24.9%

Cost of automotive revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, royalty fees, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network, and reserves for estimated warranty expenses. Cost of automotive revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.  Cost of automotive leasing revenue includes primarily the amortization of operating lease vehicles over the lease term, as well as warranty expenses recognized as incurred.  Cost of services and other revenue includes direct parts, material and labor costs, manufacturing overhead associated with the sales of electric vehicle powertrain components and systems to other manufacturers and energy products, costs associated with providing maintenance and development services, and cost to acquire and certify pre-owned vehicle.

Cost of automotive revenues increased $772.6 million, or 133%, to $1.4 billion during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The increase was primarily due to a 132% increase in vehicle deliveries from 7,220 for the three months ended September 30, 2015 to approximately 16,790 for the three months ended September 30, 2016, as a result of the introduction of Model X and increased Model S deliveries. Cost of automotive revenues increased $1.1 billion, or 60%, to $2.9 billion during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase was primarily related to a 52% increase in vehicle deliveries from approximately 22,450 for the nine months ended September 30, 2015 to approximately 34,140 for the nine months ended September 30, 2016 as a result of the introduction of Model X. The increases were partially offset by a decrease in warranty estimate related to improved reliability of our vehicles.

Cost of automotive leasing revenue increased $115.8 million, or 251%, to $162.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and increased $191.9 million, or 162%, to $310.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase is primarily due to a 119% increase in cumulative vehicle deliveries under leasing programs and programs with resale value guarantee from approximately 22,000 on a cumulative basis through September 30, 2015, to approximately 48,000 on a cumulative basis through September 30, 2016 under our leasing program and programs with a resale value guarantee.  In addition, during the three months ended September 30, 2016, we recognized $55.0 million in cost of automotive leasing revenues upon the expiration of resale value guarantees.

Cost of services and other revenue increased $68.1 million, or 89%, to $144.6 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase of $20.1 million in cost of pre-owned vehicle sales, an increase of $23.3 million of energy related product cost of sale, and an increase of $18.8 million in cost to provide maintenance service.  Cost of services and other revenue increased $146.0 million, or 73%, to $345.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase in cost of services and other was driven primarily by an increase of $58.5 million in cost of pre-owned vehicle sales, an increase of $48.4 million in cost of energy product sales, and an increase of $42.4 million in cost to provide maintenance services.

Gross margin

Gross margin increased 3.0 percentage points to 27.7% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in regulatory credits sold to other automotive manufacturers, an increase in manufacturing efficiencies, and an updated warranty estimate due to improved reliability of our vehicles.

Gross margin decreased 0.2 percentage points to 24.7% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the introduction of Model X which had a lower margin as we ramped up production, partially offset by an increase in regulatory credits sales and an updated warranty estimate due to improved reliability of our vehicles.

Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development	$214,302	$178,791	$35,511	20%	$588,448	$527,657	$60,791	12%
As a percentage of revenues	9.3%	19.1%			12.5%	18.6%

Research and development (R&D) expenses consist primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $35.5 million, or 20%, to $214.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.   The increase in R&D expenses consisted primarily of a $17.5 million increase in outside services for engineering, design and tooling for Model 3, a $16.1 million increase in stock-based compensation expense related to an 11% increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants, a $14.8 million increase in employee and labor related expenses due to headcount increase as we expand our business in the U.S. and internationally, partially offset by a $23.2 million decrease in expensed materials related to our Model X development, which was primarily incurred in 2015.

R&D expenses increased $60.8 million, or 12%, to $588.4 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase in R&D expenses consisted primarily of a $49.5 million increase in stock-based compensation expense related to increased headcount and number of awards granted for new hire and refresher employee stock grants, a $52.3 million increase in employee and labor related expenses, a $13.1 million increase in outside services, partially offset by a $51.5 million decrease in expensed materials related to our Model X development, which was primarily incurred in 2015.

Selling, General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Selling, general and administrative	$336,811	$236,367	$100,444	42%	$976,173	$633,578	$342,595	54%
As a percentage of revenues	14.7%	25.2%			20.7%	22.4%

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our Tesla stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses increased $100.4 million, or 42%, to $366.8 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in our SG&A expenses represents additional investment made by us to support the growing sales activities worldwide and the expansion of our business, including increased headcount to support an expanded retail, service and Supercharger footprint as well as the general growth of the business. The increase in our SG&A expenses consisted primarily of a $56.4 million increase in employee and labor related expenses due to a 57% increase in headcount as we expand our business in the U.S. and internationally, a $29.1 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, and a $12.3 million increase in stock-based compensation expense related to increased number of employee stock awards granted for new hire and existing employees.

SG&A expenses increased $342.6 million, or 54%, to $976.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase in our SG&A expenses represents additional investment made by us to support the growing sales activities worldwide and the expansion of our business, including increased headcount to support an expanded retail, service and Supercharger footprint as well as the general growth of the business.  Specifically, the increase consisted primarily of a $199.0 million increase in employee and labor related expenses due to a 57% increase in our headcount, a $95.6 million increase in office, information technology and facilities-related, and a $46.1 million increase in stock-based compensation related to increased number of awards granted for new hire and existing employees.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Interest expense	$(46,713)	$(29,308)	$(17,405)	59%	$(133,706)	$(80,234)	$(53,472)	67%
As a percentage of revenues	-2.0%	-3.1%			-2.8%	-2.8%

Interest expense for the three and nine months ended September 30, 2016 was $46.7 million and $133.7 million, as compared to $29.3 million and $80.2 million during the three and nine months ended September 30, 2015, representing increases of 59% and 67%, respectively. These  increases as compared to the same periods in 2015 was due to an increase in interest expense on vehicles sales that we account for as collateralized borrowing, increased interest expense on build-to-suit leases, and on higher balances of outstanding debt.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Other income (expense), net	$(11,756)	$(15,431)	$3,675	-24%	$(9,952)	$(24,503)	$14,551	-59%
As a percentage of revenues	*	-1.6%			*	*

*	= less than 1%

Other expense, net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other expense was $11.8 million and $10.0 million in the three and nine months ended September 30, 2016, as compared to $15.4 million and $24.5 million during the same period in 2015, representing decreases of 24% and 59%, respectively.  During the three and nine months ended September 30, 2016, we recognized a $7 million loss recognized on the conversion of our 2018 Notes.  The remainder of the change in other expense, net, was primarily result of fluctuations in gains (losses) from foreign currency exchange.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Provision for income taxes	$8,133	$1,784	$6,349	356%	$15,628	$7,991	$7,637	96%
As a percentage of revenues	*	*			*	*

*	= less than 1%

Our provision for income taxes for the three and nine months ended September 30, 2016, was $8.1 million and $15.6 million, compared to $1.8 million and $8.0 million during the three and nine months ended September 30, 2015, representing increases of 356% and 96%, respectively. The increases in the provision for income taxes were due primarily to an increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

As of September 30, 2016, we had $3.1 billion in principal sources of liquidity available from our cash and cash equivalents, which included $2.4 billion of money market funds.  This balance included $200 million drawn under our asset based line of credit and an additional $300 million drawn under our Warehouse Agreement which we entered into in August 2016 to support the Tesla Finance direct leasing program.  Amounts held in foreign currencies had a U.S. dollar equivalent of $634.1 million as of September 30, 2016, and consisted primarily of Chinese yuan, Hong Kong dollars, euros and Japanese yen.

Sources of cash are predominately from our deliveries of vehicles, as well as customer deposits for vehicles, sales of regulatory credits, proceeds from retail financing activities, sales of energy products, and non-warranty repair and maintenance services. In the short term, we expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating and retail financing activities, will provide us with adequate liquidity based on our current plans. We may raise funds in the future, including through potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and would vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

These current sources of liquidity and cash flows enable us to fund our ongoing operations and research and development projects, the initial investments in tooling and manufacturing capital for our planned Model 3; the continued construction of our Gigafactory; and the expansion of our retail stores, service centers and Supercharger network.  We advanced our 500,000 total unit build plan by two years to 2018, which is approximately double our prior growth plan.  Given this plan, we are currently in the process of evaluating our capital expenditure needs, but expect it will be approximately $1.8 billion for the full year of 2016.

As of September 30, 2016, we have two credit facilities available: (1) senior secured asset-based revolving Credit Agreement (“Credit Agreement”) up to the lesser of $1.0 billion or the value of the secured assets as determined monthly pursuant to the Credit Agreement, and (2) a Loan and Security Agreement (“Warehouse Agreement”) of borrowing up to $300 million to support our vehicle leasing program.  As of September 30, 2016, the outstanding amounts under the credit facilities are $200 million and $300 million under the Credit Agreement and the Warehouse Agreement, respectively.

During the three and nine months ended September 30, 2016, we paid $421.8 million and $435.5 million for certain conversions of our 2018 Notes, reducing the outstanding aggregate principal amount of our 2018 Notes to $224.3 million.

During the three months ended September 30, 2016, we increased our funding limit by over 80% with a banking partner for vehicle leasing, where we receive cash for the full price of the vehicles upon delivery.  We plan to add a new vehicle leasing partner in the fourth quarter of 2016.

In addition, on July 31, 2016, we entered into a definitive agreement to acquire all outstanding common stock of SolarCity Corporation in exchange for Tesla common stock.  If the acquisition is completed, the operation of the combined company could require additional capital depending on future conditions.

Summary of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$324,380	$(494,650)
Net cash used in investing activities	(821,679)	(1,259,271)
Net cash provided by financing activities	2,371,149	1,298,485

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

During the nine months ended September 30, 2016, cash provided by operating activities was $324.4 million and was primarily a result of net loss incurred of $553.6 million, increase in accounts payable and accrued liabilities of $697.5 million as our business expands, an increase in customer deposits of $409.1 million primarily as a result of Model 3 reservations, an increase in resale value guarantee of $322.2 million and deferred revenue of $256.2 million as the number of vehicle deliveries with resale value guarantee increased.  These increases were partially offset by an increase in inventories and operating lease vehicles of $1.8 billion as we expand our program for direct lease and vehicles with resale value guarantee.  Cash provided by operating activities also included non-cash adjustments of $1.0 billion.

During the nine months ended September 30, 2015, cash used in operating activities was $494.7 million and was primarily a result of net loss incurred of $568.3 million, and an increase of inventories and operating lease vehicles of $1.1 billion as we expanded our program for direct lease and vehicles with resale value guarantee.  These decreases were partially offset by an increase in resale value guarantee of $249.5 million and deferred revenue of $186.3 million as the number vehicles with resale value guarantee increased.  Cash used by operating activities also included non-cash adjustments of $551.3 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling, the continued construction of our Gigafactory, and our stores, service centers and Supercharger network infrastructure.  Cash used in investing activities was $821.7 million and $1.3 billion for the nine months ended September 30, 2016 and 2015. Cash flows from investing activities and variability between each year related primarily to capital expenditures, which were $759.2 million and $1.2 billion for the nine months ended September 30, 2016 and 2015.

In 2014, we began construction of our Gigafactory facility in Nevada.  Tesla’s contribution to total capital expenditures are expected to be about $2.0 billion. In the nine months ended September 30, 2016 we used cash of $222.1 million towards Gigafactory construction and expect to spend a total of approximately $550.0 million during 2016.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016 and 2015, net cash provided by financing activities was $2.4 billion and $1.3 billion. Cash flows from financing activities during the nine months ended September 30, 2016 consisted primarily of $1.7 billion net proceeds from our May 2016 public offering of 7,915,004 shares of common stock, proceeds from issuance of debt of $1.7 billion which consisted of $1.3 billion of borrowing under our Credit Agreement, $300 million borrowing Warehouse Agreement, and proceeds received from vehicle sales to our bank leasing partners of $557.7 million. These increases were partially offset by repayment of borrowing under our Credit Agreement of $1.1 billion and settlement of $435.5 million for certain conversions of our 2018 Notes.  Cash flows from financing activities during the nine months ended September 30, 2015 consisted primarily of $738.3 million net proceeds from August 2015 public offering of 3,099,173 shares of common stock and $360.0 million received from vehicle sales to our bank leasing partners.

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

During the third quarter of 2016, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of September 30, 2016. Therefore, the 2019 Notes and 2021 Notes are not convertible during the third quarter of 2016 and are classified as long-term debt. Should the closing price conditions be met in the third quarter of 2016 or a future quarter, the 2019 Notes and/or the 2021 Notes will be convertible at their holders’ option during the immediately following quarter.

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

During the third quarter of 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the third quarter of 2016. As such, we classified the $213.0 million carrying value of our 2018 Notes as current liabilities and classified $11.3 million, representing the difference between the aggregate principal of our 2018 Notes of $224.3 million and the carrying value of 2018 Notes, as mezzanine equity on our Consolidated Balance Sheet as of September 30, 2016. Should the closing price conditions be met again in a future quarter, the 2018 Notes will be convertible at their holders’ option during the immediately following quarter.  For the nine months ended September 30, 2016, we paid a total of $435.5 million related to conversions of the 2018 Notes.

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

			Three months ended December 31,	Year ended December 31,
(amounts in thousands)	Total		2016	2017	2018	2019	2020 and thereafter
Operating lease obligations	$644,921		$27,921	$108,422	$100,345	$83,850	$324,383
Capital lease obligations, including interest	56,752		6,282	22,289	16,793	8,552	2,836
Purchase obligations(1)(2)	3,071,461	(3)	482,098	390,895	40,959	—	—
2018 Notes, including interest(4)	229,873		229,873	—	—	—	—
2019 Notes, including interest	925,557		579	2,300	2,300	920,378	—
2021 Notes, including interest	1,456,229		4,347	17,250	17,250	17,250	1,400,132
Total	$6,384,793	(3)	$751,100	$541,156	$177,647	$1,030,030	$1,727,351

(1)	Amounts do not include future cash payments for purchase obligations which were recorded in Accounts payable or Accrued liabilities at September 30, 2016.
(2)

These totals represent a quantification of aggregate amounts pursuant to purchase orders issued under binding and enforceable agreements with all vendors as of September 30, 2016, as well as any other estimable and calculable purchase obligations pursuant to such agreements, including any additional amounts we may have to pay vendors if we do not meet certain minimum purchase obligations. Where the timing of payments are not known or estimable, we have included the amount only in the total column.

(3)

In 2014, Panasonic agreed to partner with us on the Gigafactory with investments in production equipment that it will use to manufacture and supply us with battery cells. The parties had agreed to one such investment to be made by Panasonic, with additional investments to be made from time to time if and as agreed to by the parties. As of September 30, 2016, the quantities, cost and timing of potential purchases we may make under this arrangement were subject to a number of factors, such as future vehicle demand, that could not be determined with certainty. Additionally, as of September 30, 2016, any obligation to make payments to Panasonic pursuant to this arrangement was subject to the achievement of certain technological and engineering milestones and other contingent events. Based solely on certain preliminary assumptions made at the time the arrangement was entered into in 2014 for purposes of reference and further ongoing discussion as of September 30, 2016, the potential battery cell purchases that we may have to make from Panasonic pursuant to and during the term of the one investment agreement existing at September 30, 2016 would equal approximately $1.7 billion in the aggregate. Additionally, as the timing of our purchases were unknown as of September 30, 2016, we have included the amount only in the total column.

(4)

During the third quarter of 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the fourth quarter of 2016. As such, we classified the $224.3 million principal balance of our 2018 Notes as current liabilities on our condensed consolidated balance sheet as of September 30, 2016 and have included related contractual payments in the three months ended December 31, 2016 category in the table above.

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

Foreign Currency Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign exchange rates vary, revenues and expenses may be significantly impacted and we may record significant gains or losses on the remeasurement of monetary assets and liabilities, including intercompany balances. As of September 30, 2016, our largest currency exposures are from the euro, Chinese yuan, Hong Kong dollars, and Japanese yen. We recorded foreign exchange loss of $3.9 million in other income (expense), net, for the nine months ended September 30, 2016 related to the impact of changes in exchange rates on foreign currency denominated monetary assets and liabilities.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies as of September 30, 2016 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $259.0 million, recorded to other income (expense), net, principally from intercompany and cash balances.

In November 2015, we implemented a program to hedge the foreign currency exposure risk related to certain forecasted inventory purchases denominated in Japanese yen. The derivative instruments we use are foreign currency forward contracts and are designated as cash flow hedges with maturity dates of 12 months or less. We do not enter into derivative contracts for trading or speculative purposes. We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive loss. We reclassify these gains or losses to costs of automotive sales in the period the related finished goods inventory is sold or over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. Ineffectiveness related to the hedges is immaterial as of September 30, 2016. As of September 30, 2016 we had recorded a cumulative gain of $19.2 million to AOCI related to our outstanding foreign currency cash flow hedges. If the U.S. dollar had strengthened by 10% as of September 30, 2016, the gain recorded in AOCI related to our cumulative foreign exchange contracts before tax effect would have been reduced by approximately $10.4 million.

Interest Rate Risk

We had cash and cash equivalents totaling $3.1 billion as of September 30, 2016. A significant portion of our cash and cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of September 30, 2016, we had $2.5 billion aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. However, the fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $2.4 billion as of September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Litigation Relating to the Pending SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging Tesla’s proposed acquisition of SolarCity (the “SolarCity Acquisition”). These lawsuits are captioned as City of Riviera Beach Police Pension Fund v. Elon Musk, et al., C.A, No. 12711-VCS; Ellen Prasinos v. Elon Musk, et al., C.A. No. 12723-VCS; Arkansas Teacher Retirement System, et al. v. Elon Musk, et al., C.A. No. 12740-VCS; P. Evan Stephens v. Elon Musk, et al., C.A. No. 1275-VCS; Pyare Diwana v. Elon Musk, et. al., C.A. No. 12796-VCS; Nguyen v. Elon Musk, et. al., C.A. No. 12804-VCS; and Wolf v. Elon Musk, et. al., C.A. No. 12805-VCS (collectively, the “Actions”). Each of the Actions names as defendants the members of Tesla’s board of directors, and certain of the Actions also name as defendants D Subsidiary, Inc., Tesla’s wholly-owned subsidiary which would merge with and into SolarCity, SolarCity, certain members of SolarCity’s board of Directors, Evercore Group L.L.C., Tesla’s financial advisor in connection with the SolarCity Acquisition, and The Goldman Sachs Group, Inc. The Actions seek to assert claims derivatively on behalf of Tesla, alleging, among other things, that the members of Tesla’s board of directors breached their fiduciary duties in connection with the SolarCity Acquisition and, in some cases, that SolarCity and members of SolarCity’s board of directors, Evercore, and The Goldman Sachs Group, Inc. aided and abetted breaches of fiduciary duties and that certain individual defendants would be unjustly enriched by the SolarCity Acquisition. Certain of the Actions also assert putative class action claims against the members of Tesla’s board of directors, including on the ground that the preliminary joint proxy statement/prospectus filed on August 31, 2016, including as amended, allegedly failed to disclose material facts in connection with the SolarCity Acquisition. The Actions seek, among other relief, damages in an unspecified amount, rescission of the SolarCity Acquisition, and attorneys’ fees and costs. Certain of the plaintiffs have filed motions for a preliminary injunction to prevent Tesla from consummating the SolarCity Acquisition or any vote thereon and motions for expedited proceedings. On September 23, 2016, the Court set a schedule for consolidation of the Actions and determination of a plaintiffs’ leadership structure, and the Court scheduled a hearing for October 14, 2016, to consider any motion for expedited proceedings. On October 10, the Court entered orders consolidating the Actions and appointing lead plaintiffs and lead counsel. On October 11, 2016, lead counsel informed the Court that they do not intend to move for expedited proceedings, and the Court canceled the previously scheduled hearing to consider any such motion. Tesla believes that the Actions are without merit.

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

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. In addition, you should read and consider the risks associated with the proposed SolarCity Acquisition, which can be found in our Registration Statement on Form S-4 (No. 333-213390) in the section entitled “Risk Factors,” which section, other than the introductory paragraph and the paragraphs entitled “Risks Related to the Business of the Combined Company Following the Merger —Tesla’s stock price may be negatively impacted by risks and conditions that apply to Tesla, which are different from the risks and conditions applicable to SolarCity” and “Other Risk Factors of Tesla and SolarCity,” is incorporated by reference into this Quarterly Report on Form 10-Q and is filed as Exhibit 99.1 hereto. Such risk factors form a part of this Quarterly Report. Moreover, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, significant delays or other complications in the design, manufacture, launch and production ramp of new vehicles and other products such as our energy products, which could harm our brand, business, prospects, financial condition and operating results.

We have experienced delays or other complications in connection with new vehicle models in the past, such as production ramp delays for Model S in 2012 and the All-Wheel Drive Dual Motor Model S, and the launch and ramp of Model X. For example, while we commenced Model X deliveries late in the third quarter of 2015, at times we encountered unanticipated challenges, such as certain supply chain constraints, in ramping production of Model X vehicles that forced us to decrease the production of these vehicles from our initial expectations. If unexpected issues arise or recur with respect to any of our production vehicles, we may experience further delays. In addition, since our vehicle models share certain production facilities with the other models, the volume or efficiency of production with respect to one model may impact the production of other models.

We may also experience similar delays or other complications in bringing to market and ramping production of new vehicles, such as Model 3, and other products such as our energy products. Any significant additional delay or other complication in the production of our current products or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

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

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to develop efficient, automated, low-cost manufacturing capabilities, processes and supply chains necessary to support such volumes. Additionally, various aspects of the Model 3 component procurement and manufacturing plans are still being determined. While critical long lead time equipment and components have been sourced, we are currently evaluating, qualifying and selecting some of our suppliers for the planned production of Model 3. We will also need to do extensive testing to ensure that Model 3 is in compliance with our quality standards and applicable regulations prior to beginning mass production and delivery of the vehicles. Moreover, our Model 3 production plan will also require significant investments of cash and management resources.

Our production plan for Model 3 is based on many key assumptions, including:

•

that we will be able to develop, build and equip a new dedicated final assembly line for high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;

•

that we will be able to continue to build and bring online the Gigafactory in a timely manner to produce high volumes of quality lithium-ion cells and integrate such cells into finished battery packs for Model 3, all at costs that allow us to sell Model 3 at our target gross margins;

•

that the equipment and processes which we select and install for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;

•

that we will be able to continue to engage suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities to support high volume production;

•	that we will be able to complete our final tooling, production planning and validation for Model 3 and the delivery of final component designs to our suppliers in a timely manner; and
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

There is no guarantee that Model S, Model X or our future vehicles such as Model 3 will continue to be successfully accepted by the general public, especially in the long-term. Although we have successfully grown demand for Model S to date and have seen strong initial demand for Model X and Model 3, and we believe that we will be able to continue to grow demand for these vehicles, there is no guarantee that future demand for Model S or Model X, or new vehicle models such as Model 3, of which we have unveiled only a prototype to date, will meet consumer expectations. To the extent that our vehicles do not meet such expectations, our future sales could be harmed.

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

Future problems or delays in bringing the Gigafactory online and operating it in line with our expectations could negatively affect the production and profitability of our products, such as Model 3 or energy products.

To lower the cost of cell production and produce cells in high volume, we intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles, including Model 3, and energy products at our new Gigafactory. We have no direct experience in the production of lithium-ion cells. Although we continue to remain on track with our progress at the Gigafactory, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating the Gigafactory exceeding our current expectations and the Gigafactory taking longer to bring online than we currently anticipate. Also, our recently revised vehicle build plan includes an adjustment of our plans at the Gigafactory. In order to build our Model 3 vehicles at our planned volume and target gross margin, we must have significant battery cell production from our Gigafactory. If we are unable to complete building the Gigafactory in a timely manner, and attract, hire and retain a substantial number of highly skilled personnel to work there in order to produce high volumes of quality lithium-ion cells at reasonable prices, our ability to supply battery packs to our vehicles, especially Model 3, and other products according to our schedule and/or at a price that allows us to sell them at our target gross margins and in the quantities we estimate could be negatively impacted. Any such future problems or delays with the Gigafactory could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver, or their refusal to deliver, necessary components of our products in a timely manner at prices, quality levels, and volumes acceptable to us could have a material adverse effect on our financial condition and operating results.

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

As we have gradually ramped production of Model S and Model X, manufacturing costs per vehicle have decreased.  While we expect ongoing cost reductions to be realized by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We incur significant costs related to procuring the raw materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of our vehicle manufacturing facilities, such as for Model 3. Furthermore, if we are unable to achieve production cost targets on our Model X and Model 3 vehicles pursuant to our plans, we may not be able to meet our gross margin and other financial targets.

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

Product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected resulting in personal injury or death. We also may face similar claims related to any misuse or failures of new technologies that we are pioneering, including autopilot in our vehicles and our energy products. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles and energy products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we self-insure against the risk of product liability claims, meaning that any product liability claims will have to be paid from company funds, not by insurance.

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

We expect our period-to-period financial results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model 3, energy products and other future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, including ramping up the production of Model X, develop the Gigafactory, open new Tesla service centers with maintenance and repair capabilities, open new Supercharger locations, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

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

We sell our vehicles directly to consumers. We may not be able to sell our vehicles through this sales model in each state in the United States as some states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model. In certain states in which we are not able to obtain dealer licenses, we have opened galleries, which are not full retail locations.

The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. We have prevailed in many of these lawsuits and such results have reinforced our continuing belief that state laws were not designed to prevent our distribution model. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate. We have also filed a lawsuit in federal court in Michigan challenging the constitutionality of the state’s prohibition on direct sales as applied to our business.

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

As of September 30, 2016, we had outstanding in aggregate principal amounts $224.3 million of the 2018 Notes, $920.0 million of the 2019 Notes and $1.38 billion of the 2021 Notes.  In addition, we have established a senior secured asset based revolving credit agreement (the “Credit Agreement”) that allows us to borrow, under certain circumstances, up to $1.0 billion.  As of September 30, 2016, we had $200.0 million in borrowings under the credit facility pursuant to the Credit Agreement. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. Finally, during the third quarter of 2016, we also entered into a warehouse credit facility (the “Warehouse Facility”) for a principal amount of up to $300 million.  As of September 30, 2016, we had borrowed $300 million under this facility.

Our ability to make scheduled payments of the principal and interest on our indebtedness when due or to make payments upon conversion of the notes, or to refinance the notes or our borrowings under the Credit Agreement or the Warehouse Facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the notes, the Credit Agreement or the Warehouse Facility, and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes, the Credit Agreement, the Warehouse Facility or future indebtedness.

Pursuant to their terms, holders may convert their Notes at their option at any time prior to the final three-month period of the scheduled term of the respective Notes only under certain circumstances. For example, holders may generally convert their Notes at their option during a quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for such series of Notes on each applicable trading day. As a result of this conversion feature, the 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014. Neither this nor any other conversion feature has been met with respect to the 2019 Notes and 2021 Notes, and consequently the 2019 Notes and 2021 have not been convertible at their holders’ option. Upon conversion of the notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and/or shares of our common stock, in respect of the conversion value in excess of such principal amounts on the notes. For example, as of September 30, 2016, we have repaid in cash approximately $436 million in aggregate principal amount of the 2018 Notes. Any further conversions of the notes prior to their maturity, or acceleration of the repayment of the notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

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

As described in the Risk Factor “Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness,” our 2018 Notes have been historically, and our 2019 Notes and 2021 Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their notes, we could be required to pay them significant amounts in cash and/or deliver to them a significant number of shares of our common stock. Certain holders with respect to a significant portion of our 2018 Notes have exercised their conversion rights, and other holders of our notes may do so in the future. Even if holders do not elect to convert their notes, the notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

Risks Related to the Ownership of our Common Stock

The trading price of our common stock is likely to continue to be volatile.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $269.34 per share and a low of $141.05 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the trial court dismissed the plaintiffs’ complaint with prejudice, this litigation (if the trial court’s order is successfully appealed) or others like it could result in substantial costs and a diversion of our management’s attention and resources.

Conversion of our convertible senior notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

The conversion of some or all of our convertible senior notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. As described in the Risk Factor “Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt,” our convertible senior notes have been historically, and may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their notes, we could be required to pay them significant amounts in cash and/or deliver to them a significant number of shares of our common stock. Certain holders with respect to a significant portion of our 2018 Notes have exercised their conversion rights, and other holders of our notes may do so in the future. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

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

In May 2013, in connection with the offering of the 2018 Notes, we sold certain warrants to each of Goldman, Sachs & Co. (“Goldman Sachs”) and Morgan Stanley & Co. LLC (“Morgan Stanley”), whereby each of Goldman Sachs and Morgan Stanley received the option to purchase an aggregate of approximately 5.3 million shares of our common stock at a price of $184.48 per share. In the third quarter of 2016, pursuant to the terms of such warrants, each of Goldman Sachs and Morgan Stanley partially terminated such warrants and elected to receive shares of our common stock as payment for our obligations with respect to the partially terminated portions of such warrants. Pursuant to the terms of the warrants, we issued to Goldman Sachs 597,735 shares, to Morgan Stanley 223,730 shares, and to Goldman Sachs 199,105 shares, on July 28, 2016, August 3, 2016 and August 12, 2016, respectively. The foregoing shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) of the Securities Act.

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

Tesla Motors, Inc.

Date: November 1, 2016	/s/ Jason Wheeler
Jason Wheeler
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 31, 2016, among Tesla Motors, Inc., SolarCity Corporation and D Subsidiary, Inc.	8-K	001-34756	2.1	August 1, 2016

10.1	Fourth Amendment to Credit Agreement, dated as of July 31, 2016, by and among Tesla Motors, Inc., Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent	8-K	001-34756	10.1	August 1, 2016

10.2†	Loan and Security Agreement, dated as of August 31, 2016, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent	—	—	—	—	X

10.3†	Amendment No. 1 to Loan and Security Agreement, dated as of November 1, 2016, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, and Deutsche Bank AG, New York Branch, as Administrative Agent	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

99.1	Certain Excerpts from Registration Statement on Form S-4 (No. 333-213390) of Tesla Motors, Inc.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*Furnished herewith
†Confidential treatment has been requested for portions of this exhibit