Form 10-K
period 2016-12-31
Tesla, Inc.
filed 2017-03-01
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34756

Tesla, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2016, the last day of registrant’s most recently completed second fiscal quarter, was $24,663,024,104 (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2016). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2017, there were 161,670,428 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

TESLA, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

i

Forward-Looking Statements

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “could,” “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and sell high-performance fully electric vehicles, and energy storage systems, as well as install, operate and maintain solar and energy storage products. We are the world’s only vertically integrated energy company, offering end-to-end clean energy products, including generation, storage and consumption. We have established a global network of vehicle stores, service centers and Supercharger stations to accelerate the widespread adoption of our products. Our vehicles, engineering expertise across multiple products and systems, intense focus to accelerate the world's transition to sustainable transport, and business model differentiates us from other manufacturers.

We currently produce and sell two fully electric vehicles, the Model S sedan and the Model X sport utility vehicle (SUV). Both vehicles offer exceptional performance, functionality and attractive styling. We commenced deliveries of Model S in June 2012 and have continued to improve Model S by introducing performance, all-wheel drive dual motor, and autopilot options, as well as free over-the-air software updates.

We commenced deliveries of Model X in the third quarter of 2015. Model X offers exceptional safety, seating for up to seven people, all-wheel drive, and our autopilot functionality. We are currently ramping production and deliveries of Model X in the United States, Europe and Asia.

Our next vehicle introduction is the Model 3, a lower priced sedan designed for the mass market. We intend to begin volume production and deliveries of Model 3 in the second half of 2017. We also intend to bring additional vehicles to market in the future. The production of fully electric vehicles that meets consumers’ range and performance expectations requires substantial design, engineering, and integration work on almost every system of our vehicles. Our design and vehicle engineering capabilities, combined with the technical advancements of our powertrain system, have enabled us to design and develop electric vehicles that we believe overcome the design, styling, and performance issues that have historically limited broad consumer adoption of electric vehicles. As a result, our customers enjoy several benefits, including:

•

Long Range and Recharging Flexibility. Our vehicles offer ranges that significantly exceed those of any other commercially available electric vehicle. In addition, our vehicles incorporate our proprietary on-board charging system, permitting recharging from almost any available electrical outlet, and also offer fast charging capability from our Supercharger network.

•

High-Performance Without Compromised Design or Functionality. Our vehicles deliver unparalleled driving experiences with instantaneous and sustained acceleration, an advanced autopilot system with active safety and convenience features, and over-the-air software updates.

•

Energy Efficiency and Cost of Ownership. Our vehicles offer an attractive cost of ownership when compared to similar internal combustion engine or hybrid electric vehicles. Using only an electric powertrain enables us to create more energy efficient vehicles that are mechanically simpler than currently available hybrid or internal combustion engine vehicles. The cost to fuel our vehicles is less compared to internal combustion vehicles. We also expect our electric vehicles will have lower relative maintenance costs than other vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves.

We sell our vehicles through our own sales and service network which we are continuing to grow globally.  The benefits we receive from distribution ownership enable us to improve the overall customer experience, the speed of product development and the capital efficiency of our business. We are also continuing to build our network of Superchargers and destination chargers in North America, Europe and Asia to provide both fast charging that enables convenient long-distance travel as well as other convenient charging options.

In addition to manufacturing and selling our own vehicles, we leverage our technology expertise in batteries, power electronics, and integrated systems to manufacture and sell energy storage products. We recently announced the latest generation of our energy storage products, the14 kilowatt hour (kWh) Powerwall 2 with an integrated inverter for residential applications and the infinitely scalable 200 kWh Powerpack 2.  In addition, we also announced an accompanying bi-directional inverter for commercial, industrial and utility applications. We began production and deliveries of these second generation products in the fourth quarter of 2016.  Similar to our electric vehicles, our energy storage products have been developed to receive over-the-air firmware and software updates that enable additional features over time.

Also, through our acquisition of SolarCity Corporation, which closed on November 21, 2016, we sell renewable energy to our customers typically at prices below utility rates and are focused on reducing the cost of solar energy for our customers.  Since 2006, SolarCity has installed solar energy systems for over 325,000 customers. Our long-term agreements with our customers generate recurring payments and create a portfolio of high-quality receivables that we leverage to further reduce the cost of making the switch to solar energy.  The electricity produced by our solar installations represents a very small fraction of total U.S. electricity generation. With over tens of millions of single-family homes in our primary service territories, and many more in other locations, we have a large opportunity to expand and grow this business.

We manufacture our vehicle products primarily at our facilities in Fremont, California, Lathrop, California, Tilburg, Netherlands and at our Gigafactory 1 near Reno, Nevada. We are currently using battery packs manufactured at Gigafactory 1 for our energy storage products, and will build Model 3 battery packs and drive units at Gigafactory 1.   We manufacture our solar products at our factories in Fremont, California and Buffalo, New York (Gigafactory 2).

Our Products and Services

Vehicles

Model S

Model S is a fully electric, four-door, five-adult passenger sedan that offers compelling range and performance with zero tailpipe emissions. We offer performance and all-wheel drive dual motor system options. Model S 100D is the longest range all-electric production sedan in the world, and the performance version with the Ludicrous speed upgrade is the quickest accelerating production vehicle ever.

Model S offers a unique combination of functionality, convenience, safety and styling without compromising performance and energy efficiency.  Model S also includes premium luxury features, including a 17 inch touch screen driver interface, our advanced autopilot hardware to enable both active safety and convenience features, and over-the-air software updates. We believe the combination of performance, safety, styling, convenience and energy efficiency of Model S positions it as a compelling alternative to other vehicles in the luxury and performance segments.

Model X

Model X is the longest range all-electric production sport utility vehicle in the world, and offers exceptional functionality with high performance features such as our fully electric, all-wheel drive dual motor system and our autopilot system. . Model X can seat up to seven adults and incorporates a unique falcon wing door system for superior access to the second and third seating rows. Although the National Highway Traffic Safety Administration has not yet conducted crash testing on Model X, based on our internal testing, we are confident that Model X will receive the highest safety rating. We began customer deliveries of Model X in the third quarter of 2015 in the United States. Model X is sold in all the markets where Model S is available, including in Asia and Europe.

Model 3

We are developing a third generation electric vehicle, Model 3, which we unveiled in March 2016 and will be produced at the Tesla Factory. We intend to offer this vehicle at a lower price point and expect to produce it at far higher volumes than our Model S or Model X. Gigafactory 1 construction and Model 3 development both remain on plan to support volume Model 3 production and deliveries in the second half of 2017.

Future Consumer and Commercial EVs

Following the introduction of Model 3, we are also planning to introduce additional vehicles to address a broader cross-section of the consumer vehicle market, as well as introduce commercial EVs in the coming years.

Energy Storage

Using the energy management technologies and manufacturing processes developed for our vehicle powertrain systems, we developed energy storage products for use in homes, commercial facilities and utility sites. The applications for these battery systems include the provision of backup power, grid independence, peak demand reduction, demand response, reducing intermittency of renewable generation and wholesale electric market services. We began selling our residential systems in 2013 and our commercial and utility systems in 2014, and have recently commenced production of the second generation of these systems.

Our energy product portfolio includes systems with a wide range of applications, from use in homes to use in large grid-scale projects. Powerwall 2 is a 14 kWh rechargeable lithium-ion battery designed to store energy at a home or small commercial facility and can be used for reducing demand, self-consumption of solar power generation and as backup power. In addition, we offer a 200 kWh Powerpack system which can be used by commercial and industrial customers for peak shaving, load shifting, self-consumption of solar generation and demand response.  The Powerpack system is a fully integrated energy storage solution that can be used by utilities to smooth and firm the output of renewable power generation sources, provide dynamic energy capacity to the grid, defer or eliminate the need to upgrade transmission infrastructure and also provide for a variety of grid services for utilities. For grid-scale applications, 200 kWh battery blocks can be grouped together to offer MWh and GWh installations. We began production of the second generation of energy storage products at Gigafactory 1 in the fourth quarter of 2016.

Along with designing and manufacturing energy storage products, we continue to develop and advance our software capabilities for the control and optimal dispatch of energy storage systems across a wide range of markets and applications.

Solar Energy Systems

The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the electrical output from the panels to a usable current compatible with the electric grid, racking that attaches the solar panels to the roof or ground, electrical hardware that connects the solar energy system to the electric grid and our monitoring device. We purchase the majority of system components from vendors, maintaining multiple sources for each major component to ensure competitive pricing and an adequate supply of materials. We also design and manufacture other system components.

Our SolarLease and SolarPPA customer agreements have fueled our growth by allowing our customers to pay little or no upfront costs to switch to distributed solar energy. Over the terms of both agreements, we own and operate the solar energy system and guarantee its performance. Our current standard SolarLeases and SolarPPAs have 20-year terms, and we typically offer the opportunity to renew our agreements. Additionally, our Solar Loan offers third-party financing alternatives to allow customers to take direct advantage of federal tax credits to reduce their electricity costs.

In October 2016, we revealed the solar roof, integrating solar energy production with aesthetically pleasing and durable glass roofing tiles, designed to complement and power customer homes and commercial buildings. We currently expect to commence production in the summer of 2017 at our Gigafactory 2 in Buffalo, New York, and begin customer installations of the solar roof later in 2017.

Technology

Vehicles

Our core competencies are powertrain engineering, vehicle engineering, innovative manufacturing and energy storage. Our core intellectual property resides not only within our electric powertrain, but also within our ability to design a vehicle that utilizes the unique advantages of an electric powertrain and the latest advancements in consumer technologies. Our powertrain consists of our battery pack, power electronics, motor, gearbox and control software. We offer several powertrain variants for the Model S and Model X that incorporate years of research and development. In addition, we have designed our vehicles to incorporate the latest advances in consumer technologies, such as mobile computing, sensing, displays, and connectivity. Further evolution of our technology continues for Model 3 and future vehicles. In addition, advancements in battery architecture, thermal management and power electronics that were originally commercialized in our vehicles, are now being leveraged in our energy storage products.

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

We have significant expertise in the safety and management systems needed to use lithium-ion cells in the automotive environment, and have actively worked with lithium-ion cell suppliers to further optimize cell designs to increase overall performance. These advancements have enabled us to improve cost and performance of our batteries over time. For example, we recently upgraded the battery of our highest range Model S to 100 kWh.

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

The first function is accomplished through the drive inverter, which converts direct current (DC) from the battery pack into alternating current (AC) to drive our induction motors. The drive inverter also provides “regenerative braking” functionality, which captures energy from the wheels to charge the battery pack. Tesla has developed a family of drive inverter designs that are customized to our proprietary motor designs to most efficiently meet the demands of each of our vehicles. The primary technological advantages to our designs include the ability to drive large amounts of current in a small physical package.

The second function, charging the battery pack, is accomplished by the charger, which converts alternating current (usually from a wall outlet or other electricity source) into direct current that can be accepted by the battery. Tesla vehicles can recharge on a wide variety of electricity sources due to the design of this charger, from a common household outlet to high power circuits meant for more industrial uses. Tesla vehicles come with a Universal Mobile Connector that allows for multiple different charging services to be used. We also offer a Tesla Wall Connector that can be set up to provide higher power charging than the Universal Mobile Connectors.

On the road, customers can also charge using our Supercharger network or at a variety of destinations that have deployed our charging equipment. In addition, our vehicles can charge at a variety of public charging stations around the world, either natively or through a suite of adapters. This flexibility in charging provides customers with additional mobility, while also allowing them to conveniently charge the vehicle overnight at home.

Dual Motor Powertrain

In October 2014, we launched the initial version of our dual motor powertrain, which uses two electric motors to provide greater efficiency, performance, and range in an all-wheel drive configuration. Conventional all-wheel drive vehicles distribute power to the wheels from a single engine driving a complex mechanical transmission system. By contrast, Tesla’s dual motor powertrain digitally and independently controls torque to the front and rear wheels. The almost instantaneous response of the motors, combined with low centers of gravity, provides drivers with controlled performance and increased traction control.

Vehicle Control and Infotainment Software

The performance and safety systems of our vehicles and their battery packs require sophisticated control software. There are numerous processors in our vehicles to control these functions, and we write custom firmware for many of these processors. The flow of electricity between the battery pack and the motor must be tightly controlled in order to deliver the performance and behavior expected in an automobile. For example, software algorithms enable the vehicle to mimic the “creep” feeling which drivers expect from an internal combustion engine vehicle without having to apply pressure on the accelerator. Similar algorithms control traction, vehicle stability and the sustained acceleration and regenerative braking of the vehicle. Software also is used extensively to monitor the charge state of each of the cells of the battery pack and to manage all of its safety systems. Drivers use the information and control systems in our vehicles to optimize performance, customize vehicle behavior, manage charging modes and times and control all infotainment functions. We develop almost all of this software, including most of the user interfaces, internally.

Autopilot Systems

We have developed an expertise in vehicle autopilot systems, including auto-steering, traffic aware cruise control, lane changing, automated parking and Summon and driver warning systems. In October 2014, we began equipping all Model S vehicles with hardware to allow for the incremental introduction of autopilot technology. In October 2016, we began equipping all Tesla vehicles with hardware needed for full self-driving capability, including cameras that provide 360 degree visibility, updated ultrasonic sensors for object detection, a forward-facing radar with enhanced processing, and a powerful new onboard computer.  Our autopilot systems relieve our drivers of the most tedious and potentially dangerous aspects of road travel. Although, at present, the driver is ultimately responsible for controlling the vehicle, our system provides safety and convenience functionality that allows our customers to rely on it much like the system that airplane pilots use when conditions permit. This hardware suite, along with over-the-air firmware updates and field data feedback loops from the onboard camera, radar, ultrasonics, and GPS, enables the system to continually learn and improve its performance.

Energy Storage

We are leveraging many of the component level technologies from our vehicles to advance our energy storage products, including high density energy storage, cooling, safety, charge balancing, structural durability, and electronics management. By taking a modular approach to the design of battery systems, we are able to maximize manufacturing capacity to produce both Powerwall and Powerpack products. Additionally, we are making significant strides in the area of bi-directional, grid-tied power electronics that enable us to interconnect our battery systems seamlessly with global electricity grids while providing fast-acting systems for power injection and absorption.

Solar Energy Systems

We are continually innovating and developing new technologies to facilitate the growth of our solar energy systems business. For example, the solar roof is being designed to work seamlessly with Tesla Powerwall 2 and we have developed proprietary software to reduce system design and installation timelines and costs.

Design and Engineering

Vehicles

In addition to the design, development and production of the powertrain, we have created significant in-house capabilities in the design and engineering of electric vehicles and their components and systems. We design and engineer bodies, chassis, interiors, heating and cooling and low voltage electrical systems in house and to a lesser extent in conjunction with our suppliers. Our team has core competencies in computer aided design and crash test simulations which reduces the product development time of new models.

Additionally, our team has expertise in lightweight materials, a very important characteristic for electric vehicles given the impact of mass on range. Model S and Model X are built with a lightweight aluminum body and chassis which incorporates a variety of materials and production methods that help optimize the weight of the vehicle.

Energy Storage

We have an in-house engineering team that both designs our energy storage products themselves, and works with our residential, commercial and utility customers to design bespoke systems incorporating our products.  Our team’s expertise in electrical, mechanical, civil and software engineering enables us to create integrated energy storage solutions that meet the particular needs of all customer types.

Solar Energy Systems

We also have an in-house engineering team that designs a customized solar energy system for each of our customers, and which works closely with our energy storage engineering teams to integrate an energy storage system when requested by the customer. We have developed software that simplifies and expedites the design process and optimizes the design to maximize the energy production of each system. Our engineers complete a structural analysis of each building and produce a full set of structural design and electrical blueprints that contain the specifications for all system components. Additionally, we design complementary mounting and grounding hardware.

Sales and Marketing

Vehicles

Company-Owned Stores and Galleries

We market and sell our vehicles directly to consumers through an international network of company-owned stores and galleries which we believe enables us to better control costs of inventory, manage warranty service and pricing, maintain and strengthen the Tesla brand, and obtain rapid customer feedback. Our Tesla stores and galleries are highly visible, premium outlets in major metropolitan markets, some of which combine retail sales and service. We have also found that opening a service center in a new geographic area can increase demand. As a result, we have complemented our store strategy with sales facilities and personnel in service centers to more rapidly expand our retail footprint. We refer to these as “Service Plus” locations. Including all of our stores, galleries, Service Plus and service facilities, we operated 265 locations around the world as of December 31, 2016.

Tesla Supercharger Network

We continue to build a network of fast chargers, each called a Tesla Supercharger, throughout North America, Europe, Asia and other markets to enable convenient, long-distance travel. Our Supercharger network is a strategic corporate initiative designed to provide fast charging to enable long-distance travel and remove a barrier to the broader adoption of electric vehicles caused by the perception of limited vehicle range. The Tesla Supercharger is an industrial grade, high speed charger designed to recharge a Tesla vehicle significantly more quickly than other charging options. To satisfy growing demand, Supercharger stations typically have between four and fourteen Superchargers and are strategically placed along well-travelled routes to allow Tesla vehicle owners the ability to enjoy long distance travel with convenient, minimal stops. Use of the Supercharger network is either free or requires a small fee to Supercharge. As of December 31, 2016, we had 790 Supercharger stations open worldwide and plan to continue expanding the Supercharger network.

Destination Charging

We are working with a wide variety of hospitality locations, including hotels, resorts and shopping centers, to offer an additional charging option for our customers. These destination charging partners deploy our wall connectors and provide charging to Tesla vehicle owners that patronize their businesses. As of December 31, 2016, over 4,140 locations around the world had more than 7,110 Tesla wall connectors installed.

Orders and Reservations

We typically carry a small inventory of our vehicles at our Tesla stores which are available for immediate sale. The majority of our customers, however, customize their vehicle by placing an order with us via the Internet. To begin production or make a reservation, we require an initial payment which is collected once the customer has selected the vehicle specifications and has entered into a purchase agreement. We require all remaining payment of the vehicle purchase price upon vehicle delivery to the customer.

Marketing

Historically, we have been able to generate significant media coverage of our company and our vehicles, and we believe we will continue to do so. To date, for vehicle sales, media coverage and word of mouth have been the primary drivers of our sales leads and have helped us achieve sales without traditional advertising and at relatively low marketing costs.

Energy Storage

We market and sell our energy storage products to individuals, commercial and industrial customers and utilities through a variety of channels.  Powerwall 2 appears in many of our stores and galleries worldwide, which generates interest in the product.  In the U.S., we also use our national sales organization, channel partner network and customer referral program to market and sell Powerwall 2. Outside of the U.S., we use our international sales organization and a network of channel partners to market and sell Powerwall 2.  We also sell Powerwall 2 directly to utilities who act as a channel to their end-customers.  We sell Powerpack systems to utility and commercial customers through our international sales organization, which consists of experienced power industry professionals in all of our target markets, as well as a channel partner network.

Solar Energy Systems

We sell our solar products and services through a national sales organization that includes specialized internal call centers, outside sales force, a channel partner network and a robust customer referral program.  In the first quarter of 2017, we also began offering our solar products and services in select Tesla stores.

Service and Warranty

Vehicles

Service

We provide service for our electric vehicles at our company-owned service centers, at our Service Plus locations or, in certain areas for an additional charge, through Tesla Ranger mobile technicians who provide services that do not require a vehicle lift. We owned and operated 135 service locations as of December 31, 2016.

Our vehicles are designed with the capability to wirelessly upload data to us via an on-board system with cellular connectivity, allowing us to diagnose and remedy many problems before ever looking at the vehicle. When maintenance or service is required, a customer can schedule service by contacting one of our Tesla service centers. Our Tesla Rangers can also perform an array of services from the convenience of a customer’s home or other remote location.

Our company-owned service centers enable our technicians to work closely with our engineers and research and development teams in Silicon Valley to identify problems, find solutions, and incorporate improvements faster than incumbent automobile manufacturers.

New Vehicle Limited Warranty, Maintenance and Extended Service Plans

We provide a four year or 50,000 mile New Vehicle Limited Warranty with every new vehicle, subject to separate limited warranties for the supplemental restraint system and battery and drive unit. For the battery and drive unit on our current new vehicles, we offer an eight year, infinite mile warranty, although the battery’s charging capacity is not covered.

In addition to the New Vehicle Limited Warranty, we offer a comprehensive maintenance program for every new vehicle, which includes plans covering prepaid maintenance for up to four years or up to 50,000 miles and an Extended Service plan. The maintenance plans cover annual inspections and the replacement of wear and tear parts, excluding tires and the battery. The Extended Service plan covers the repair or replacement of vehicle parts for up to an additional four years or up to an additional 50,000 miles after the New Vehicle Limited Warranty.

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

Energy Storage

We generally provide a ten year “no defect” and “energy retention” warranty with every Powerwall 2 and Powerpack 2.  For Powerwall 2, the energy retention warranty involves us guaranteeing that the energy capacity of the product will be 70% or 80% (depending on the region of installation) of its nameplate capacity after 10 years of use.  For Powerpack 2, the energy retention warranty involves us guaranteeing a minimum energy capacity in each of its first 10 years of use, subject to specified throughput caps. In addition, we offer certain extended warranties, which customers are able to purchase from us at the time they purchase an energy storage system, including a 20 year extended protection plan for Powerwall 2 and a 10 or 20 year “capacity maintenance agreement” for Powerpack 2.  We agree to repair or replace our energy storage products in the event of a valid warranty claim.  In circumstances where we install a Powerwall 2 or Powerpack 2 system, we also provide warranties, generally ranging from one to four years, on our installation workmanship. All of the warranties for our energy storage systems are subject to customary limitations and exclusions.

Solar Energy Systems

We generally provide warranties of between ten to 30 years on the generating and non-generating parts of the solar energy systems we sell, together with a pass-through of the inverter and module manufacturers’ warranties that generally range from five to 30 years. Where we sell the electricity generated by a solar energy system, we compensate customers if their system produces less energy over a specified performance period than our guarantee. We also provide ongoing service and repair during the entire term of the customer relationship.

Financial Services

Vehicles

We offer loans and leases for our vehicles in North America, Europe and Asia primarily through various financial institutions. We also offer financing arrangements directly through our local subsidiaries in certain areas of the United States, Germany, Canada and the UK. We intend to broaden our financial services offerings during the next few years.

Certain of our current financing programs outside of North America provide customers with a resale value guarantee under which those customers have the option of selling their vehicle back to us at a preset future date, generally during the period of 36 to 39 months following delivery for a pre-determined resale value. In certain markets, we also offer resale value guarantees to financial institutions which may obligate us to repurchase the vehicles for a pre-determined price.

Energy Storage

Through our acquisition of SolarCity, we are able to use available financial instruments in the U.S. to offer a loan product for energy storage systems to end-customers, particularly when combined with a new solar installation to take advantage of available tax credits and incentives to reduce the cost to customer.

Solar Energy Systems

We are an industry leader in offering innovative financing alternatives that allow our customers to make the switch to solar energy with little to no upfront costs under our SolarLease and Solar PPA, or to take direct advantage of available tax credits and incentives to reduce the cost of owning a solar energy system through a SolarLoan. Our SolarLease, offers customers a fixed monthly fee at rates that typically translate into lower monthly utility bills with an electricity production guarantee. Our SolarPPA charges customers a fee per kWh based on the amount of electricity produced by our solar energy systems at rates typically lower than their local utility rate. Both our SolarLease and SolarPPA create high-quality, recurring customer payments that we monetize through financing funds we have formed with fund investors and by leveraging the value of our interests. In addition, our Solar Loan offers third-party financing directly to a qualified customer to enable the customer to purchase and own a solar energy system installed by us. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan.

Manufacturing

Vehicles

We conduct vehicle manufacturing and assembly operations at our facilities in Fremont, California; Lathrop, California; and Tilburg, Netherlands. We are also building a cell and battery manufacturing facility, Gigafactory 1, outside of Reno, Nevada.

The Tesla Factory in Fremont, CA and Manufacturing Facility in Lathrop, CA

We manufacture the Model S and Model X, and certain components that are critical to our intellectual property and quality standards, at the Tesla Factory. We will also manufacture Model 3 at the Tesla Factory.  The Tesla Factory contains several manufacturing operations, including stamping, machining, casting, plastics, body assembly, paint operations, drive unit production, final vehicle assembly and end-of-line testing. In addition, we manufacture lithium-ion battery packs, electric motors, gearboxes and components for our vehicles at the Tesla Factory. Some major vehicle component systems are purchased from suppliers; however we have a high level of vertical integration in our manufacturing processes at the Tesla Factory. We machine various aluminum components at our facility in Lathrop, California and are nearing completion of a site expansion to include an aluminum castings operation.

In some areas of the Tesla Factory, we have designed our investments with flexibility to accommodate multiple products. For example, our new high volume paint shop and new stamping lines can support Model S, Model X and Model 3. Our final vehicle assembly line is producing both Model S and Model X. We also continue to make significant additional investments at the Tesla Factory to be able to start production and deliveries of Model 3, in the second half of 2017. These investments include a new body assembly shop and Model 3 final vehicle assembly.

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

Gigafactory 1 outside of Reno, Nevada

We are developing Gigafactory 1 as a facility where we work together with our suppliers to integrate battery material, cell, module and battery pack production in one location. We plan to use the battery packs manufactured at Gigafactory 1 for our vehicles, including Model 3 and energy storage products. We broke ground on Gigafactory 1 in June 2014, began assembling our energy storage products in the fourth quarter of 2015, and began production of lithium-ion battery cells for our energy storage products in the first quarter of 2017.  We also intend to manufacture Model 3 drive units at Gigafactory 1.

Gigafactory 1 is being built in phases so that Tesla, Panasonic, and other partners can begin manufacturing immediately inside the finished sections and continue to expand thereafter. Gigafactory 1 is currently expected to attain full production capacity by 2020, which is anticipated to be sufficient for the production of approximately 500,000 vehicles annually as well as for the production of our energy storage products.

We believe that Gigafactory 1 will allow us to achieve a significant reduction in the cost of our battery packs once we are in volume production with Model 3.  We have committed to invest heavily on capital expenditures for Gigafactory 1.  Panasonic has agreed to partner with us on Gigafactory 1 with investments in production equipment that it will use to manufacture and supply us with battery cells. We have agreed to prepare and provide the land, buildings and utilities, to invest in production equipment for battery module and pack production and to be responsible for the overall management of Gigafactory 1.

Supply Chain

Our vehicles use thousands of purchased parts which we source globally from hundreds of suppliers. We have developed close relationships with several key suppliers particularly in the procurement of cells and certain other key system parts. While we obtain components from multiple sources in some cases, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. In addition, while several sources of the battery cell we have selected for our battery packs are available, we have currently fully qualified only one cell supplier for the battery packs we use in our production vehicles. We are working to fully qualify additional cells from other manufacturers.

We use various raw materials in our business including aluminum, steel, cobalt, lithium, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials. We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements.

Energy Storage

Our energy storage products are manufactured at Gigafactory 1.  We leverage the same supply chain process and infrastructure as we use for our vehicles.  The battery architecture and many of the components used in our energy storage products are the same or similar to those used in our vehicles’ battery pack, enabling us to take advantage of manufacturing efficiencies and supply chain economies of scale.  The power electronics and grid-tie inverter for the Powerwall and Powerpack systems are also manufactured at Gigafactory 1, allowing us to ship deployment-ready systems directly from Gigafactory 1.

Solar Energy Systems

We currently purchase major components such as solar panels and inverters directly from multiple manufacturers. We typically purchase solar panels and inverters on an as-needed basis from our suppliers at then-prevailing prices pursuant to purchase orders issued under our master contractual arrangements. In December 2016, we entered into a long-term agreement with Panasonic to manufacture photovoltaic (PV) cells at our Gigafactory 2 in Buffalo, New York, with negotiated pricing provisions and the intent to manufacture 1 gigawatt of solar panels annually.

Governmental Programs, Incentives and Regulations

Vehicles

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

We have entered into multiple agreements over the past few years with the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA) that provide multi-year sales tax exclusions on purchases of manufacturing equipment that will be used for specific purposes including the expansion and ongoing development of Model S, Model X, Model 3 and future electric vehicles and expansion of electric vehicle powertrain production in California. We estimate the combined tax savings under these agreements will be approximately $198 million, of which $100 million has been realized as of December 31, 2016.

Nevada Tax Incentives

In connection with the construction of Gigafactory 1 in Nevada, we have entered into agreements with the State of Nevada and Storey County in Nevada that will provide abatements for sales and use taxes, real and personal property taxes, and employer excise taxes, discounts to the base tariff energy rates, and transferable tax credits. These incentives are available for the applicable periods ending on June 30, 2034, subject to capital investments by Tesla and its partners for Gigafactory 1 of at least $3.5 billion in the aggregate on or before June 30, 2024, and certain other conditions specified in the agreements. If we do not satisfy one or more conditions under the agreements, Tesla will be required to repay to the respective taxing authorities the amounts of the tax incentives incurred, plus interest.

Tesla Regulatory Credits

In connection with the production, delivery and placement into service of our zero emission vehicles, charging infrastructure and solar systems in global markets, we have earned and will continue to earn various tradable regulatory credits. We have sold these credits, and will continue to sell future credits, to automotive companies and regulated entities.  For example, under California’s Zero-Emission Vehicle Regulation and those of states that have adopted California’s standard, vehicle manufacturers are required to earn or purchase credits for compliance with their annual regulatory requirements. These laws provide that automakers may bank excess credits, referred to as ZEV credits, if they earn more credits than the minimum quantity required by those laws.  Manufacturers with a surplus of credits may sell their credits to other regulated parties.  Pursuant to the U.S. Environmental Protection Agency’s (EPA) national greenhouse gas (GHG) emission standards and similar standards adopted by the Canadian government, car and truck manufacturers are required to meet fleet-wide average carbon dioxide emissions standards. Manufacturers may sell excess credits to other manufacturers, who can use the credits to comply with these regulatory requirements. Many U.S. states have also adopted procurement requirements for renewable energy production.  These requirements enable companies deploying solar energy to earn tradable credits known as Solar Renewable Energy Certificates (SRECs).

Regulation—Vehicle Safety and Testing

Our vehicles are subject to, and comply with or are otherwise exempt from, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (FMVSS). Model S and Model X fully comply with all FMVSSs without the need for any exemptions, and we expect future Tesla vehicles to also fully comply.

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

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.

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

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, and sale of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. As we open additional Tesla stores and service centers, we secure dealer licenses (or their equivalent) and engage in sales activities to sell our vehicles directly to consumers. A few states, such as Michigan and Connecticut, do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we generally conduct the sale out of the state via the internet, phone or mail. In such states, we have opened “galleries” that serve an educational purpose and are not retail locations.

As we expand our retail footprint in the United States, some automobile dealer trade associations have both challenged the legality of our operations in court and used administrative and legislative processes to attempt to prohibit or limit our ability to operate existing stores or expand to new locations.  We expect that the dealer associations will continue to mount challenges to our business model. In addition, we expect the dealer associations to actively lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to Tesla’s ownership and operation of its own retail and service locations, and we intend to actively fight any such efforts to limit our ability to sell our own vehicles.

While we have analyzed the principal laws in the U.S., EU, China, Japan, UK, and Australia relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles. Accordingly, there may be laws in certain jurisdictions that may restrict our sales and service operations.

Energy Storage

The regulatory regime for energy storage projects is still under development.  Nevertheless, there are various policies, incentives and financial mechanisms at the federal, state and local level that support the adoption of energy storage.  For example, energy storage systems that are charged using solar energy are eligible for the 30% tax credit under Section 48(a)(3) of the Internal Revenue Code, or the IRC, as described below.  In addition, California and a number of other states have adopted procurement targets for energy storage, and behind the meter energy storage systems qualify for funding under the California Self Generation Incentive Program.

The Federal Energy Regulatory Commission (FERC) has also taken steps to enable the participation of energy storage in wholesale energy markets. In 2011 and 2013, FERC removed many barriers for systems like energy storage to provide frequency regulation service, thus increasing the value these systems can obtain in wholesale energy markets. More recently, in late 2016, FERC released a Notice of Proposed Rulemaking that, if it becomes a final rule, would further break down barriers preventing energy storage from fully participating in wholesale energy markets.  Finally, in January 2017, FERC issued a statement supporting the use of energy storage as both electric transmission and as electric generation concurrently, thus enabling energy storage systems to provide greater value to the electric grid.

Solar Energy Systems

Government and Utility Programs and Incentives

U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements and rebates.

The federal government currently provides an uncapped investment tax credit, or Federal ITC, under two sections of the IRC: Section 48 and Section 25D. Section 48(a)(3) of the IRC allows a taxpayer to claim a credit of 30% of qualified expenditures for a commercial solar energy system that commences construction by December 31, 2019. The credit then declines to 26% in 2020, 22% in 2021, and a permanent 10% thereafter. We claim the Section 48 commercial credit when available for both our residential and commercial projects, based on ownership of the solar energy system. The federal government also provides accelerated depreciation for eligible commercial solar energy systems. Section 25D of the IRC allows a homeowner-taxpayer to claim a credit of 30% of qualified expenditures for a residential solar energy system owned by the homeowner that is placed in service by December 31, 2019.The credit then declines to 26% in 2020 and 22% in 2021, and is scheduled to expire thereafter. Customers who purchase their solar energy systems for cash or through our Solar Loan are eligible to claim the Section 25D investment tax credit.

In addition to the Federal ITC, many U.S. states offer personal and corporate tax credits and incentive available for solar energy systems.

Regulation –General

We are not a “regulated utility” in the U.S. To operate our systems, we obtain interconnection agreements from the utilities. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the public utility commission or other regulatory body.

Sales of electricity and non-sale equipment leases by third parties, such as our SolarLeases and SolarPPAs, face regulatory challenges in some states and jurisdictions.

Regulation – Net Metering

Forty-one states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering, available to new solar customers. Net metering typically allows solar customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit for excess energy generated by their solar energy system that is exported to the grid. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. In certain jurisdictions, regulators or utilities have reduced or eliminated the benefit available under net metering, or have proposed to do so.

Regulation – Mandated Renewable Capacity

Many states also have adopted procurement requirements for renewable energy production, such as an enforceable renewable portfolio standard, or RPS, or other policies that require covered entities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems. To prove compliance with such mandates, utilities typically must surrender renewable energy certificates. A solar renewable energy certificate, or SREC, is a tradable credit that represents all of the clean energy benefits of electricity generated from a solar energy system. Every time a solar energy system generates 1,000 kWh of electricity, one SREC is issued or minted by a government agency. The SREC can then be sold or traded separately from the energy produced, generally through brokers and dealers facilitating individually negotiated bilateral arrangements.

Competition

Vehicles

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future as we introduce additional, lower priced vehicles such as our Model 3, and as we introduce other types of vehicles.

We believe the primary competitive factors in our markets include but are not limited to:

•	technological innovation;
•	product quality and safety;
•	service options;
•	product performance;
•	design and styling;
•	brand perception;
•	product price; and
•	manufacturing efficiency.

We believe that our vehicles compete in the market both based on their traditional segment classification as well as based on their propulsion technology. For example, Model S and Model X compete primarily in the extremely competitive premium sedan and premium SUV markets with internal combustion vehicles from more established automobile manufacturers, including Audi, BMW, Lexus and Mercedes, and Model 3 will compete with small to medium-sized sedans from manufacturers including Audi, BMW, Lexus, Mercedes, Honda and Toyota. Our vehicles also compete with vehicles propelled by alternative fuels, principally electricity.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. Overall, we believe these announcements and vehicle introductions promote the development of the alternative fuel vehicle market by highlighting the attractiveness of alternative fuel vehicles, particularly those fueled by electricity, relative to the internal combustion vehicle. BMW, Daimler, Nissan, Fiat, Ford, General Motors and Mitsubishi, among others, have electric vehicles available today, and other current and prospective automobile manufacturers are also developing electric vehicles. Electric vehicles have also already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, including plug-in versions of their hybrid vehicles.

Energy Storage

The market for energy storage products is also highly competitive.  Established companies, such as AES Energy Storage, LG Chem and Samsung, as well as various emerging companies, have introduced products that are similar to our product portfolio.  There are several companies providing individual components of energy storage systems (such as cells, battery modules, and power electronics) as well as others providing integrated systems.  We compete with these companies on price, energy density and efficiency.  We believe that the superior specifications of our products, our strong brand, and the modular, scalable nature of our Powerpack 2 product give us a competitive advantage when marketing our products.

Solar Energy Systems

The primary competitors to our solar energy business are the traditional local utility companies that supply energy to our potential customers. We compete with these traditional utility companies primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems rather than fossil fuel based alternatives.  We also compete with solar energy companies that provide products and services in distinct segments of solar energy and energy-related products. Many solar energy companies only install solar energy systems, while others only provide financing for these installations.  In the residential solar energy system installation market, our primary competitors include Vivint Solar Inc., Sunrun Inc., Trinity Solar, Sungevity, Inc., and many smaller local solar companies.

Intellectual Property

As part of our business, we seek to protect our intellectual property rights such as with respect to patents, trademarks, copyrights, trade secrets, including through employee and third party nondisclosure agreements, and other contractual arrangements. Additionally, we previously announced a patent policy in which we irrevocably pledged that we will not initiate a lawsuit against any party for infringing our patents through activity relating to electric vehicles or related equipment for so long as such party is acting in good faith. We made this pledge in order to encourage the advancement of a common, rapidly-evolving platform for electric vehicles, thereby benefiting ourselves, other companies making electric vehicles, and the world.

Segment Information

We operate as two reportable segments: automotive and energy generation and storage.

The automotive segment includes the design, development, manufacturing, and sales of electric vehicles. The energy generation and storage segment includes the design, manufacture, installation, and sale or lease of stationary energy storage products and solar energy systems to residential and commercial customers, or sale of electricity generated by our solar energy systems to customers.

Employees

As of December 31, 2016, Tesla, Inc. had 17,782 full-time employees and SolarCity Corporation had 12,243 full-time employees. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K; proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, amendments, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.tesla.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, significant delays or other complications in the design, manufacture, launch and production ramp of new vehicles and other products such as our energy storage products and the solar roof, which could harm our brand, business, prospects, financial condition and operating results.

We have experienced in the past launch, manufacturing and production ramp delays or other complications in connection with new vehicle models such as Model S and Model X, and new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of autopilot hardware. For example, at times since the launch of Model X, we encountered unanticipated challenges, such as certain supply chain constraints, that forced us to decrease the production of these vehicles from our initial expectations. If unexpected issues arise or recur with respect to any of our production vehicles, we may experience further delays. In addition, because our vehicle models share certain production facilities with other models, the volume or efficiency of production with respect to one model may impact the production of other models.

We may also experience similar delays or other complications in bringing to market and ramping production of new vehicles, such as Model 3, and other products such as our energy storage products and the solar roof. Any significant additional delay or other complication in the production of our current products or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We may experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp of our Model 3 vehicle, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell the Model 3 vehicle, which we intend to offer at a lower price point and to produce at significantly higher volumes than our present production capabilities for the Model S or Model X vehicles. We unveiled a prototype of Model 3 in March 2016 and have announced our goal to achieve volume production and deliveries of this vehicle in the second half of 2017.

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to implement efficient, automated and low-cost manufacturing capabilities, processes and supply chains necessary to support such volumes. We will also need to do extensive testing to ensure that Model 3 is in compliance with our quality standards and applicable regulations prior to beginning mass production and delivery of the vehicles. Moreover, our Model 3 production plan will also require significant investments of cash and management resources.

Our production plan for Model 3 is based on many key assumptions, including:

•

that we will be able to build and equip a new dedicated final assembly line for high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;

•

that we will be able to continue to expand Gigafactory 1 in a timely manner to produce high volumes of quality lithium-ion cells and integrate such cells into finished battery packs for Model 3, all at costs that allow us to sell Model 3 at our target gross margins;

•

that the equipment and processes which we install for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;

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
•

that we will be able to attract, recruit, hire and train skilled employees, including employees on the production line, to operate our planned high volume production facilities to support Model 3, including at the Tesla Factory and Gigafactory 1.

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

Our plans call for significant increases in vehicle production and deliveries to high volumes in a short amount of time. Our ability to achieve these plans will depend upon a number of factors, including our ability to add production lines and capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high volume production. For example, we have introduced aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. We have also introduced unique design features in our vehicles with different manufacturing challenges, such as a 17 inch display screen, dual motor drivetrain, autopilot hardware and falcon-wing doors. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

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

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels, and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

Our current products contain numerous purchased parts which we source globally from hundreds of direct suppliers, the majority of whom are currently single source suppliers despite efforts to qualify and obtain components from multiple sources whenever feasible. Any significant unanticipated demand would require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. Moreover, we have signed long-term agreements with Panasonic to be our manufacturing partner and supplier for lithium-ion cells at Gigafactory 1 in Nevada and PV cells and panels at Gigafactory 2 in Buffalo, New York. If we encounter unexpected difficulties with key suppliers such as Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our products, such as those which we experienced in 2012 and 2016 in connection with our slower-than-planned Model S and Model X ramps. Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, natural disasters such as the March 2011 earthquakes in Japan and other factors beyond our and our suppliers’ control, could also affect our suppliers’ ability to deliver components to us on a timely basis. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to product design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Changes in our supply chain have also resulted in the past, and may result in the future, in increased cost. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Certain suppliers, including for Model X, have sought to renegotiate the terms of the supply arrangements. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

We expect the foregoing discussion to apply generally to Model 3. However, because we plan to produce Model 3 at significantly higher volumes than Model S or Model X, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any such issues experienced with respect to our products to date. As some of our suppliers for our current production vehicles do not have the resources, equipment or capability to provide components for the Model 3 in line with our requirements, we have engaged a significant number of new suppliers, and such suppliers will also have to ramp to achieve our needs in a short period of time. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual production plans or capabilities, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may have to incur unexpected storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Our future growth and success is dependent upon consumers’ willingness to adopt electric vehicles and specifically our vehicles, especially in the mass market demographic which we are targeting with Model 3.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. Although we have successfully grown demand for Model S and Model X to date and have seen very strong initial demand for Model 3, and we believe that we will be able to continue to grow demand separately for each of these vehicles and their variants, there is no guarantee of such future demand or that our vehicles will not compete with one another in the market. Moreover, the mass market demographic which we are targeting with Model 3 is larger, but more competitive, than for Model S and Model X.

If the market for electric vehicles in general and Tesla vehicles in particular does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results could be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:

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

Future problems or delays in expanding Gigafactory 1 and operating it in line with our expectations could negatively affect the production and profitability of our battery-based products, such as Model 3 or our energy storage products.

To lower the cost of cell production and produce cells in high volume, we intend to integrate the production of lithium-ion cells and finished battery packs for our vehicles including Model 3 and energy storage products at Gigafactory 1. While Gigafactory 1 began producing lithium-ion cells for energy storage products in January 2017, we have no other direct experience in the production of lithium-ion cells, including those intended for use in vehicles. Although we continue to remain on track with our progress at Gigafactory 1, given the size and complexity of this undertaking, it is possible that future events could result in the cost of expanding and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to expand than we currently anticipate. In order to build our Model 3 vehicles at our planned volume and target gross margin, we must have significant battery cell production from Gigafactory 1. If we are unable to expand Gigafactory 1 in a timely manner, and attract, hire and retain a substantial number of highly skilled personnel to work there in order to produce high volumes of quality lithium-ion cells at reasonable prices, our ability to supply battery packs to our vehicles, especially Model 3, and other battery-based products according to our schedule and/or at a price that allows us to sell them at our target gross margins and in the quantities we estimate could be negatively impacted. Any such future problems or delays with Gigafactory 1 could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that contain our vehicle powertrains or battery packs fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

If our vehicles, other OEMs’ vehicles that contain our powertrains or our energy storage products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, our ability to develop, market and sell our products could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain defects and errors. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be up to the satisfaction of our customers. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to consumers.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, especially internationally, including by a planned transition to high volume vehicle production and the worldwide sales and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years, with the launch and ramp of Model 3. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide sales, service and Supercharger facilities in a timely manner; adapt our products to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

If we are unable to continue to reduce the manufacturing costs of Model S and Model X or control manufacturing costs for Model 3, our financial condition and operating results will suffer.

As we have gradually ramped production of Model S and Model X, manufacturing costs per vehicle have decreased.  While we expect ongoing cost reductions to be realized by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We incur significant costs related to procuring the materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in increasing the production capability of our vehicle manufacturing facilities, such as for Model 3. Furthermore, if we are unable to achieve production cost targets on our Model X and Model 3 vehicles pursuant to our plans, we may not be able to meet our gross margin and other financial targets.

Furthermore, many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium-ion battery cells or aluminum used to produce body panels. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

We are significantly dependent upon revenue generated from the sale of a limited fleet of electric vehicles, which currently includes the Model S and Model X and which will also include Model 3 in the near term.

We currently generate a significant percentage of our revenues from the sale of two products: Model S and Model X vehicles. Model 3, for which we are planning to achieve volume production and deliveries in second half of 2017, requires significant investment prior to commercial introduction, and there is no guarantee that it will be commercially successful. Historically, automobile customers have come to expect a variety of vehicles offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product variety and cycles do not meet consumer expectations, our future sales may be adversely affected.

Our vehicles and energy storage products make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and such events have raised concerns, and future events may lead to additional concerns, about the batteries used in automotive applications.

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

In addition, we store a significant number of lithium-ion cells at the Tesla Factory and plan to produce high volumes of cells and battery modules and packs at Gigafactory 1. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We use various materials in our business including aluminum, steel, lithium, cobalt, nickel and copper, as well as lithium-ion cells from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles and energy storage products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

•	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells we require;
•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers or any issues that may arise with respect to cells manufactured at our own facilities;
•	an increase in the cost, or decrease in the available supply, of materials used in the cells; and
•	fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases for Model S and Model X are currently denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles and energy storage products. While we believe several sources of the battery cells are available for such battery packs, and expect to eventually rely substantially on battery cells manufactured at our own facilities, we have to date fully qualified only a very limited number of suppliers for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. In particular, we have fully qualified only one supplier for the cells used in battery packs for our current production vehicles. Any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles and of the battery packs we produce for other automobile manufacturers until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase vehicle prices in response to increased material costs could result in cancellations of vehicle orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected resulting in personal injury or death. We also may face similar claims related to any misuse or failures of new technologies that we are pioneering, including autopilot in our vehicles. Finally, as our energy storage products and solar energy systems generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established and new automobile manufacturers such as BMW, Daimler, General Motors and Toyota, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do and almost all of these companies have longer operating histories and greater name recognition than we do. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, upon the launch of our Model 3 vehicle, we will face competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

The solar and renewable energy industries are highly competitive within their markets, and also compete with large utilities. Decreases in the retail prices of electricity from the utilities or other renewable energy sources could harm our ability to offer competitive pricing and lead to an increased rate of customer defaults under our existing contracts. Moreover, solar panel prices have declined and are continuing to decline.  As we increase our solar panel manufacturing, including at Gigafactory 2, future price declines may harm our ability to compete and produce solar panels at competitive prices.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industry, then our financial condition, operating results, business prospects and stock price may suffer materially.

Consumers may be less likely to purchase our products now if they are not convinced that our business will succeed or that our service and support and other operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles or our other products and services and our quarterly production and sales performance compared with market expectations. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds if needed.

Our plan to expand our network of Tesla stores, galleries, service centers and Superchargers will require significant cash investments and management resources and may not meet expectations with respect to additional sales or installations of our products or availability of Superchargers.

Our plan to expand our network of Tesla stores, galleries, service centers and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products, and which may pose legal, regulatory, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S and Model X vehicles, as well as the significant increase in our vehicle fleet size that we expect from Model 3, will require us to continue to increase the number of our Supercharger stations significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems, and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our network of Tesla stores, galleries, service centers and Superchargers, this could lead to a decrease in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

We face risks associated with our international operations and expansion, including unfavorable regulatory, political, tax and labor conditions, and with establishing ourselves in new markets, all of which could harm our business.

We currently have international operations and subsidiaries in various countries and jurisdictions that are subject to legal, political, and regulatory requirements and social and economic conditions that may be very different from those affecting us domestically. Additionally, as part of our growth strategy, we will continue to expand our sales, service and Supercharger locations internationally. International expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue.

We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our products and require significant management attention. These risks include conforming our products to various international regulatory and safety requirements as well as charging and other electric infrastructures, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products.

If we fail to effectively grow and manage the residual, financing and credit risks related to our vehicle financing programs, our business may suffer.

We offer vehicle financing arrangements through our local subsidiaries in the United States, Canada, Germany and the UK, including leasing directly through certain of those subsidiaries. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and screen for and manage customer credit risk.  We expect the need for leasing and other financing options to be significantly higher with the volumes we expect for our vehicles in the future, especially Model 3, for which we also expect a higher proportion of uptake for such programs than for Model S or Model X. If we are unable to adequately fund our leasing program with internal funds, or partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our sales. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

Our resale value guarantee and leasing programs for our vehicles expose us to the risk that the resale values of vehicles returned to us are lower than our estimates and may result in lower revenues, gross margin, profitability and liquidity.

We have provided resale value guarantees to many of our customers, under which such customers may sell their vehicles back to us at certain points in time at pre-determined resale values. Customers can lease our vehicles through both leasing partners and from us directly, through our captive finance companies. The resale values of any vehicles resold or returned to us pursuant to these programs may be lower than our estimates, which are based on a limited secondary market for our vehicles. If we incorrectly estimate the residual values of our vehicles, or the volume of vehicles returned to us is higher than our estimates and/or we are not able to resell them timely or at all, our profitability and/or liquidity could be negatively impacted. In cases where customers retain their vehicles past the guarantee period, our gross margin will be negatively impacted as all remaining revenues and costs related to the vehicle will be recognized at no gross profit.

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

The unavailability, reduction or elimination of, or unfavorable determinations with respect to, government and economic incentives in the United States and abroad supporting the development and adoption of electric vehicles or solar energy could have some impact on demand for our products and services.

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

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our installation costs, cost of capital and encourage investors to invest in our solar financing funds. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase, often without warning. For example, the federal government currently offers a 30% investment tax credit (“ITC”) for the installation of solar power facilities and if installed concurrently, for energy storage systems, which are currently scheduled to decline to 10%, and expire altogether for residential systems, by January 2022. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced or eliminated the benefit available under net energy metering, or have proposed to do so. Such reductions in or termination of governmental incentives could adversely impact our results of operations by increasing our cost of capital, making us less competitive for potential customers, and adversely impact our ability to attract investment partners and to form new financing funds for our solar assets.

Moreover, we and our fund investors claim the ITC in amounts based on the fair market value of our solar energy systems. Although we obtain independent appraisals to support the claimed fair market values, the relevant governmental authorities have audited such values and in certain cases have determined that they should be lower, and they may do so in the future. Such determinations may result in adverse tax consequences and/or our obligation to make indemnification or other payments, or contribute additional assets, to our funds or fund investors.

If we are unable to integrate SolarCity successfully into our business, we may not realize the anticipated benefits of our acquisition of SolarCity.

We have devoted to date, and continue to devote, substantial attention and resources to integrating into our company the business and operations of SolarCity, which we acquired in November 2016. Our company has no prior experience integrating a business of the size and scale of SolarCity. If the integration process takes longer than expected or is more costly than expected, we may fail to realize some or all of the anticipated benefits of the acquisition.

Potential difficulties we may encounter in the integration process include the following:

•

the inability to successfully combine our business with that of SolarCity in a manner that permits the combined company to achieve the synergies we expect from the acquisition, which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•	complexities associated with managing the combined businesses;
•	integrating personnel from the two companies;
•	creation of uniform standards, controls, procedures, policies and information systems; and
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition.

Any failure by us to realize the expected benefits of our substantial investments and commitments with respect to the manufacture of PV cells, including if we are unable to comply with the terms of our agreement with the Research Foundation for the State University of New York relating to our Gigafactory 2, could result in negative consequences for our business.

As part of our acquisition of SolarCity, we acquired certain PV cell manufacturing and technology assets, and a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “Foundation”). This agreement with the Foundation provides for the construction of Gigafactory 2 in Buffalo, New York, which at full capacity we expect will be capable of producing 1 gigawatt of PV cells, including for our solar roof. Under this agreement, we are obligated to, among other things, employ specified minimum numbers of personnel in the State of New York during the 10-year period following the arrival of manufacturing equipment, the receipt of certain permits and other specified items at Gigafactory 2, and spend or incur approximately $5 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following the achievement of full production output at Gigafactory 2. If we fail in any year over the course of the term of the agreement to meet these obligations, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in such year. Any inability on our part to comply with the requirements of this agreement may result in the payment of significant amounts to the Foundation, the termination of our lease at Gigafactory 2, and/or the need to secure an alternative supply of PV cells for products such as our solar roof. Moreover, if we are unable to utilize the other manufacturing and technology assets that were acquired in the SolarCity acquisition in accordance with our expectations, we may have to recognize accounting charges pertaining to the write-off of such assets. Any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased Model S deliveries in markets outside of the United States, we have much higher revenues than costs denominated in other currencies such as the euro, Chinese yuan, Norwegian kroner, British pound and Canadian dollar. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

If we are unable to attract and/or retain key employees and hire qualified personnel, our ability to compete could be harmed.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, and Jeffrey B. Straubel, our Chief Technical Officer.

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

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Chairman of our Board of Directors and largest stockholder. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Among other commitments, Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies, a developer and manufacturer of space launch vehicles.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities.

As a manufacturing company, including with respect to facilities such as the Tesla Factory, Gigafactory 1 and Gigafactory 2, we are subject to complex environmental, health and safety laws and regulations at numerous jurisdictional levels in the United States and abroad, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Such costs and delays may adversely impact our business prospects and operating results. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

Our business may be adversely affected by any disruptions caused by union activities.

It is common for employees at companies with significant manufacturing operations such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the United States mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Motor vehicles are subject to substantial regulation under international, federal, state, and local laws. We incur significant costs in complying with these regulations, and may be required to incur additional costs to comply with any changes to such regulations. We are subject to laws and regulations applicable to the import, sale and service of automobiles internationally. For example, in countries outside of the United States, we are required to meet vehicle-specific safety standards that are often materially different from requirements in the United States, thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

Additionally, our vehicles are equipped with a range of autopilot features that assist drivers, relieving them of certain tedious and potentially dangerous aspects of road travel. Autopilot is a recently-introduced feature with which domestic and foreign regulators have limited experience. Any current or future proposed regulations in this area, if passed, could impact whether and how our customers are able to use our vehicles equipped for autopilot, and which, depending on the severity of the regulations, could adversely affect our business.

Moreover, as a provider of electricity generated by the solar energy systems we install for customers, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of customer-generated electricity with the electric grid, and the sale of electricity generated by third-party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by our customers with their solar energy systems, charge fees and penalties to our customers relating to the purchase of energy other than from the grid, adjust electricity rate designs such that the price of our solar products may not be competitive with that of electricity from the grid, restrict us and our customers from transacting under our power purchase agreements or qualifying for government incentives and benefits that apply to solar power, and limit or eliminate net energy metering. If such regulations and policies remain in effect or are adopted in other jurisdictions, or if other regulations and policies that facilitate the connection of our solar energy systems to the grid are modified or eliminated, they could deter potential customers from purchasing our solar products, threaten the economics of our existing contracts and cause us to cease solar energy system sales and operations in the relevant jurisdictions, which could harm our business, prospects, financial condition and results of operations.

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

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, we initiated a Model S recall in November 2015 after we discovered a single field unit with a front seat belt issue, and a Model X recall in April 2016 after an internal test revealed unintended movement in the third row seats during a collision.  None of our past recalls have been related to our electric powertrain. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products or our electric vehicle powertrain components that we provide to other vehicle OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations, such as federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

Subject to separate limited warranties for the supplemental restraint system, battery and drive unit, we provide four year or 50,000 mile limited warranties for the purchasers of new Model S and Model X vehicles and pre-owned Model S vehicles certified and sold by us. The limited warranty for the battery and drive unit covers the drive unit for eight years, as well as the battery for a period of eight years (or for certain older vehicles, 125,000 miles if reached sooner than eight years), although the battery’s charging capacity is not covered under any of our warranties or Extended Service plans. In addition, customers of new Model S and Model X vehicles have the opportunity to purchase an Extended Service plan for the period after the end of the limited warranty for their new vehicles to cover additional services for up to an additional four years or 50,000 miles, provided it is purchased within a specified period of time.

For energy storage products, we provide limited warranties against defects and to guarantee certain levels of minimum energy retention. For example, we guarantee that each Powerwall 2 product will maintain at least 70-80% of its stated capacity after 10 years, and that each Powerpack 2 product will retain specified minimum energy capacities in each of its first 10 years of use (subject to stated throughput caps). We also offer extended warranties for periods of up to 20 years at additional cost at the time of purchase, including a “capacity maintenance agreement” available for the Powerpack 2, as well as workmanship warranties and system availability guarantees to customers who elect to have us install their systems or perform preventative maintenance services, respectively.

Finally, customers who buy energy from us under solar energy system leases or power purchase agreements are covered by warranties equal to the length of the agreement term, which is typically 20 years. Systems purchased for cash are covered by a warranty of up to 10 years, with extended warranties available at additional cost. In addition, we pass through to our customers the inverter and panel manufacturers’ warranties, which generally range from 5 to 25 years, subjecting us to the risk that the manufacturers may later cease operations or fail to honor their underlying warranties. Finally, we provide a performance guarantee with our leased solar energy systems that compensates a customer on an annual basis if their system does not meet the electricity production guarantees set forth in their lease.

If our warranty reserves are inadequate to cover future warranty claims on our products, our business, prospects, financial condition and operating results could be materially and adversely affected. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to products such as Model 3 that are new and/or that we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

We are currently expanding and improving our information technology systems and use security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted and our operating results and reputation could be harmed.

We are currently expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of multiple vehicles necessitates continued development, maintenance and improvement of our information technology systems in the United States and abroad, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations. We also maintain information technology measures designed to protect us against system security risks, data breaches and cyber-attacks.

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

We expect our period-to-period financial results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture Model 3, energy storage and solar products and other future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, including ramping up the production of Model S and Model X, expand Gigafactory 1, open new Tesla stores and service centers with maintenance and repair capabilities, open new Supercharger locations, develop Gigafactory 2, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

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

As of December 31, 2016, we had outstanding in aggregate principal amounts $205 million of the 2018 Notes, $920 million of the 2019 Notes and $1.38 billion of the 2021 Notes (collectively, the “Tesla Convertible Notes”).  In addition, we have established a senior secured asset based revolving credit agreement (the “Credit Agreement”) that allows us to borrow, under certain circumstances, up to $1.2 billion.  As of December 31, 2016, we had $969 million in borrowings under the credit facility pursuant to the Credit Agreement. We are also party to a warehouse credit facility with lender commitments of $600 million (the “Warehouse Facility”), of which we had borrowed $390 million as of December 31, 2016. Moreover, as of December 31, 2016, our subsidiary SolarCity Corporation, together with its subsidiaries, had total outstanding indebtedness of $3.6 billion, including under its credit facilities (the “SolarCity Credit Facilities”). Such outstanding indebtedness included $364 million drawn under a secured revolving credit facility with lender commitments of $418.5 million as of December 31, 2016 (including commitments expiring as of such date), which matures in December 2017, as well as $230 million in aggregate principal amount of 2.75% convertible senior notes due 2018, $566 million in aggregate principal amount of 1.625% convertible senior notes due 2019 and $113 million in aggregate principal amount of zero coupon convertible senior notes due 2020 (collectively, the “SolarCity Convertible Notes”). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders may convert their Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. The 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and/or shares of our common stock, in respect of the conversion value in excess of such principal amounts on such Tesla Convertible Notes. For example, as of December 31, 2016, we have repaid in cash approximately $455 million in aggregate principal amount of the 2018 Notes due to early conversions. The SolarCity Convertible Notes are also currently convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share.  In addition, holders of the Tesla Convertible Notes and the SolarCity Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

Our ability to make scheduled payments of the principal and interest on our indebtedness when due or to make payments upon conversion or repurchase demands with respect to our convertible notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness, and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, our ability to make payments may be limited by law, by regulatory authority or by agreements governing our future indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at all, which could result in a default on our existing or future indebtedness and have a material adverse effect on our business, results of operations and financial condition.

Our debt agreements contain covenant restrictions that may limit our ability to operate our business.

The terms of our Credit Facility and/or certain of the SolarCity Credit Facilities contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, incur additional debt or issue guarantees, create liens, repurchase stock or make other restricted payments, and make certain voluntary prepayments of specified debt. In addition, under certain circumstances we are required to comply with a fixed charge coverage ratio. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

The classification of our convertible notes may have an effect on our reported financial results.

Our 2018 Notes and the SolarCity Convertible Notes have been historically, and our 2019 Notes and 2021 Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. Even if holders do not elect to convert their convertible notes, if such notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

We may need or want to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

The design, manufacture, sale, installation and/or servicing of automobiles, energy storage products and solar products is a capital intensive business. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles, energy storage products and/or solar products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We need sufficient capital to fund our ongoing operations, continue research and development projects, establish sales and service centers, build and deploy Superchargers, expand Gigafactory 1, develop Gigafactory 2 and to make the investments in tooling and manufacturing capital required to introduce new vehicles, energy storage products and solar products. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

Additionally, we use capital from third-party fund investors to reduce the cost of capital of our solar energy system installations, improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar energy systems. The availability of this tax-advantaged financing depends upon many factors, including the confidence of the investors in the solar energy industry and the quality and mix of our customer contracts, any regulatory changes impacting the economics of our existing customer contracts, changes in legal and tax advantages or risks or government incentives associated with these financings, and our ability to compete with other renewable energy companies for the limited number of potential fund investors. Moreover, interest rates are at historically low levels. If the rate of return required by investors rises as a result of a rise in interest rates, it will reduce the present value of the customer payment streams underlying, and therefore the total value of, our financing structures, increasing our cost of capital. If we are unable to establish new financing funds on favorable terms for third-party ownership arrangements to enable our customers’ access to our solar energy systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase and our liquidity may be negatively impacted, any of which would have an adverse effect on our business, financial condition and results of operations.

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

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Others, including our competitors, may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, the holders of such intellectual property rights may assert their rights and urge us to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. We may consider the entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses could significantly increase our operating expenses.  In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Our facilities or operations could be damaged or adversely affected as a result of disasters.

Our corporate headquarters, the Tesla Factory and Gigafactory 1 are located in seismically active regions in Northern California and Nevada. If major disasters such as earthquakes or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

Risks Related to the Ownership of our Common Stock

The trading price of our common stock is likely to continue to be volatile.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $287.39 per share and a low of $178.19 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the plaintiffs’ complaint was dismissed with prejudice, any future shareholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Transactions relating to our convertible notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of the Tesla Convertible Notes or the SolarCity Convertible Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes. Our 2018 Notes and the SolarCity Convertible Notes have been historically, and the other Tesla Convertible Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their convertible notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

Moreover, in connection with each issuance of the Tesla Convertible Notes, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution and/or offset potential cash payments we are required to make in excess of the principal amount upon conversion of the applicable Tesla Convertible Notes. We also entered into warrant transactions with the hedge counterparties, which could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants on the applicable expiration dates. In addition, the hedge counterparties or their affiliates may enter into various transactions with respect to their hedge positions, which could also cause or prevent an increase or a decrease in the market price of our common stock or the convertible notes.

Elon Musk has pledged shares of our common stock to secure certain bank borrowings. If Mr. Musk were forced to sell these shares pursuant to a margin call that he could not avoid or satisfy, such sales could cause our stock price to decline.

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

Anti-takeover provisions contained in our governing documents, applicable laws and our convertible notes could impair a takeover attempt.

Our certificate of incorporation and bylaws afford certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. We are also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. In addition, the terms of our convertible notes require us to repurchase such notes in the event of a fundamental change, including a takeover of our company. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate size and primary use of our principal leased and owned facilities:

Location	Approximate Size (Building) in Square Feet		Primary Use	Lease Expiration Date
Fremont, California	5,400,000		Manufacturing, administration, engineering services, parts warehousing, and vehicle service	Owned building
Sparks, Nevada	1,100,000	*	Gigafactory 1 for production of lithium ion battery cells and Model 3 drive units	Owned building
Fremont, California	1,067,000		Future expansion of manufacturing facilities	Owned land
Livermore, California	635,533		Warehouse	October 2026
Fremont, California	506,490		Administration and manufacturing	September 2029
Tilburg, Netherlands	499,710		Administration, engineering services, powertrain development services, parts warehousing, final vehicle assembly and vehicle service	November 2023
Lathrop, California	430,770		Manufacturing	Owned building
Livermore, California	367,734		Warehouse	October 2016
Palo Alto, California	350,000		Corporate headquarters, administration, engineering services and powertrain development services	January 2020
Sparks, Nevada	304,200		Warehouse	December 2019
Fremont, California	302,400		R&D and engineering	March 2028
Lathrop, California	271,075		Manufacturing	May 2025
Hawthorne, California	132,250		Vehicle engineering and design services	December 2022
Lathrop, California	92,400		Warehouse	September 2019
Amsterdam, Netherlands	71,142		Administration, sales and service center	February 2024
Beijing, China	24,003		Administration, sales and marketing services	June 2017

*	Gigafactory 1 is partially constructed with current occupancy of approximately 1.1 million square feet.

In addition to the properties included in the table above, we also lease a large number of properties in North America, Europe and Asia for our retail and service locations, Supercharger sites and solar installation and maintenance warehouses.

SolarCity has its corporate headquarters and executive offices in San Mateo, California, where it occupies approximately 68,025 square feet of office space under a lease that expires in December 2021, with a renewal option. SolarCity also leases a regional headquarters in Salt Lake City, Utah, and larger offices in San Francisco, San Rafael and Fremont, California. In addition, SolarCity leases sales offices, warehouses and manufacturing facilities, including Gigafactory 2 in Buffalo, New York, across the United States and in Mexico and China. SolarCity also leases sales and support offices in Ontario, Canada.

Our properties are used to support both of our reporting segments. We currently intend to add new facilities or expand our existing facilities as we add employees and expand our network of stores and galleries, service locations and Supercharger sites. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3.	LEGAL PROCEEDINGS

Securities Litigation

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint made claims against Tesla and our CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs appealed from the trial court’s order, and on December 21, 2016, the Court of Appeals affirmed the trial court’s decision dismissing the complaint with prejudice.

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in SolarCity’s favor on August 9, 2016. The plaintiffs have filed a notice of appeal. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. The complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 5, 2015 to February 16, 2016. We believe that the claims are without merit and intend to defend against them vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging Tesla’s acquisition of SolarCity. On October 10, the Court entered orders consolidating these lawsuits and appointing lead plaintiffs and lead counsel. The consolidated lawsuit is captioned as In re Tesla Motors, Inc., Stockholders Litigation, C.A. No. 12711-VCS. It names as defendants the members of Tesla’s board of directors and alleges, among other things, that the members of Tesla’s board of directors breached their fiduciary duties in connection with the SolarCity acquisition.  It asserts claims derivatively on behalf of Tesla and directly on behalf of a putative class of Tesla stockholders. It seeks, among other relief, damages in an unspecified amount and attorneys’ fees and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. After receiving the motion, plaintiffs indicated that they intend to file an amended complaint rather than respond to the defendants’ motion to dismiss. Tesla believes that the lawsuit is without merit.

Proceedings Relating to United States Treasury

In July 2012, SolarCity, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to SolarCity’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program relating to the fair market value of the solar energy systems that SolarCity submitted in U.S. Treasury grant applications. SolarCity has accrued a reserve for its potential liability associated with this ongoing investigation as of December 31, 2016.

In February 2013, two of SolarCity’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the government, in fact, paid them more, not less, than they were entitled to as a matter of law. We believe that the government’s claims are without merit and expect the plaintiff funds to litigate the case vigorously. Trial in the case is set for the latter half of 2017. We are unable to estimate the possible loss, if any, associated with this lawsuit.

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

	2016		2015
	High	Low	High	Low
First Quarter	$238.32	$143.67	$225.48	$181.40
Second Quarter	265.42	193.15	271.41	186.05
Third Quarter	234.79	194.47	286.65	195.00
Fourth Quarter	219.74	181.45	249.84	202.00

Holders

As of January 31, 2017, there were 1,109 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Tesla, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from January 1, 2012 through December 31, 2016, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of all public companies sharing the same SIC code as us which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2012 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2016 (2)	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Total revenues	$7,000,132	$4,046,025	$3,198,356	$2,013,496	$413,256
Gross profit	1,599,257	923,503	881,671	456,262	30,067
Loss from operations	(667,340)	(716,629)	(186,689)	(61,283)	(394,283)
Net loss attributable to common stockholders	$(674,914)	$(888,663)	$(294,040)	$(74,014)	$(396,213)
Net loss per share of common stock attributable to common stockholders, basic and diluted (1)	$(4.68)	$(6.93)	$(2.36)	$(0.62)	$(3.69)
Weighted average shares used in computing net loss per share of common stock, basic and diluted (1)	144,212	128,202	124,539	119,421	107,349

(1)

Diluted net loss per share of common stock is computed excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of stock options to purchase shares of our common stock, the conversion of our convertible senior notes (using the treasury stock method), warrants to purchase shares of our common stock issued in connection with our 2018 Notes, 2019 Notes, as defined in Note (1) below, and 2021 Notes, as defined in Note (1) below,  (using the treasury stock method), warrants to purchase shares of our convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the if-converted method). For purposes of these calculations, potential shares of common stock have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive since we generated a net loss in each period.

(2)

We acquired SolarCity on November 21, 2016. The results of SolarCity have been included in our results of operation from the date of acquisition. See Note 3, Acquisition of SolarCity, of the Notes to Consolidated Financial Statements for additional information regarding this transaction.

	As of December 31,
	2016 (3)	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Working capital (deficit) (1)	$432,791	$(29,029)	$1,072,907	$585,665	$(14,340)
Total assets (1)	22,664,076	8,067,939	5,830,667	2,411,186	1,114,190
Total long-term obligations (1)(2)	10,923,162	4,125,915	2,753,595	1,069,535	450,382

(1)

In May 2013, we issued $660.0 million aggregate principal amount of 2018 Notes in a public offering. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2018 Notes from the host debt instrument and initially recorded the conversion option of $82.8 million in equity. The holders of 2018 Notes may convert their notes during a quarter if the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the preceding quarter As of December 31, 2016, December 31, 2015 and December 31, 2014 our 2018 Notes have met the conversion criteria; consequently the carrying value of our 2018 Notes of $196.2 million, $612.5 million and $594.3 million have been presented as current liabilities, respectively.
In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due 2019 (“2019 Notes”) and $1.20 billion principal amount of 1.25% convertible senior notes due 2021 (“2021 Notes”) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the notes from the host debt instrument and recorded the conversion option of $188.1 million for the 2019 Notes and $369.4 million for the 2021 Notes in stockholders’ equity as of December 31, 2014

(2)

As of August 31, 2012, we had fully drawn down our $465.0 million under our Department of Energy loan facility. In May 2013, we used a portion of the Notes offering proceeds to repay all outstanding loan amounts under this l facility.

(3)

We acquired SolarCity on November 21, 2016. The financial position of SolarCity have been included in our consolidated financial statements from the date of acquisition. See Note 3, Acquisition of SolarCity, of the Notes to Consolidated Financial Statements for additional information regarding this transaction.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview and 2016 Highlights

Our mission is to accelerate the world’s transition to sustainable energy.  We design, develop, manufacture, lease and sell high-performance fully electric vehicles, as well as provide energy storage through the offering of Powerpack and Powerwall.  In addition, through our acquisition of SolarCity Corporation, we also provide solar energy systems to residential and commercial customers .

As a result of our acquisition of SolarCity, we have reclassified the presentation of our historic energy storage products revenue and cost of revenue from services and other to energy generation and storage.

Automotive

We produce and sell our Model S sedan and our Model X sport utility vehicle. We continue to enhance our vehicle offerings with all-wheel drive capability, autopilot options, Internet connectivity and free over-the-air software updates.  Starting in the fourth quarter of 2016, we introduced second generation of autopilot  which has improved hardware and enhanced functionalities including better safety and performance.

In 2016, our production capability continued to scale and gain operational efficiencies.  During 2016, our production volume increased by 64% year-over-year.

In the fourth quarter of 2015, we began delivering Model X sport utility vehicle.  In 2016, we greatly ramped the production and deliveries of Model X.  Also, in the first quarter of 2016, we unveiled Model 3, a lower priced sedan designed for the mass market, which received significant interest.  To date, we have substantially completed the design and prototypes of Model 3 and are projecting to start production and deliveries in the second half of 2017.

Energy Generation and Storage

Through our acquisition of SolarCity Corporation, or SolarCity, on November 21, 2016, we lease and sell solar energy systems and sell renewable energy to our customers, typically at prices below utility rates. Our long-term agreements with our customers generate a predictable and reliable stream of cash flows.  The operating results of SolarCity from the acquisition date of November 21, 2016 through December 31, 2016 are included in our Consolidated Statements of Operations.  Also in 2016, we introduced solar roof, which we plan to begin selling and installing later in 2017.

In addition to solar energy systems, we also sell energy storage products, which consists of the Powerwall for residential applications and the Powerpack for commercial, industrial and utility-scale applications.  In 2016, we completed several of our grid-scale energy storage projects, including the Southern California Edison Mira Loma substation and the American Samoa Island installation.

Management Opportunities, Challenges and Risks and 2017 Outlook

Automotive Demand, Production and Deliveries

During 2016, we improved our existing Model S sedan and Model X sport utility vehicle by introducing new variants that improve range, performance, safety and value.  We introduced several new features, including updating the front fascia of Model S in the second quarter of 2016, to expanding offerings of our battery size to cater to a wider range of consumers.  We expect to introduce further new vehicle variants and over-the-air-functionality over time.  We also expect that the demand for our vehicles will continue to increase as we improve our vehicles, and expand our retail, service and charging infrastructure and as we develop new products.  In addition, the introduction of Model 3 would also generate incremental demand by offering a less expensive alternative.

During the third quarter of 2016, we discontinued our resale value guarantee  program in North America.  The resale value guarantee was originally introduced in 2013 to help to reassure customers that Tesla vehicles would retain value over time.

We continue to make progress in increasing vehicle production.  For the year ended December 31, 2016, we produced approximately 84,000 vehicles, an increase of 64% from the prior year.  This increase was achieved despite the fact that we faced challenges in 2016 with Model X production, including part shortages.  In January 2017, we completed the acquisition of Grohmann Engineering GmbH, a German manufacturing company with expertise in automated production. We expect this acquisition will facilitate and expand vehicle production.

In the first quarter of 2016, we announced our target to increase overall vehicle production level to 500,000 vehicles in 2018.  Increasing production will require additional capital.  We have started the installation of Model 3 manufacturing equipment in Fremont and at Gigafactory 1, and we are on track to support volume production and deliveries in the second half of 2017.

In addition to expanding our vehicle production and deliveries, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters due to economies of scale, material cost reductions and more efficient manufacturing.  The decreasing trend in cost of manufacturing vehicles is expected to improve total automotive gross margin over time and mitigate some of the higher ramp up costs associated with the launch of Model 3.  We have achieved cost improvements through material cost reductions from both engineering and commercial actions and increased manufacturing efficiencies including better inventory control over utilization and minimization of scrapping materials.  This is also evident through increased product reliability including vehicle, battery and drive units that resulted in a reduction of our warranty expense.  In addition, we expect that the acquisition of Grohmann will further increase our production automation and efficiency.

In order to accommodate a much larger fleet of customer vehicles as we increase deliveries and to provide timely customer service, we are expanding our sales, service and charging infrastructure worldwide.  In particular, we continue to open new Tesla retail and service locations around the world. As of December 31, 2016, we had a total of 265 sales and service locations, and expect our long-term vehicle sales outside of North America to be over half of our worldwide total automotive revenue. As we have less experience in international markets, we may face difficulties meeting our future international expansion plans with respect to timing and expected sales.

Energy Generation and Storage Demand

We believe that demand for our energy products will continue to increase. We plan to reduce customer acquisition costs by cutting advertising spend and increasingly selling solar products in Tesla stores.  In the fourth quarter of 2016, we revealed the solar roof product, of which we expect to begin production and installation later in 2017.  In addition, in the fourth quarter of 2016, we also announced our second generation energy storage products, Powerpack 2 and Powerwall 2, which offer significant price advantage per kWh and higher energy density.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We plan to build 500,000 vehicles in 2018.  Given this plan, we continue to invest heavily in capital expenditures.  Our capital expenditure needs include expenditures for the tooling, production equipment and construction of the Model 3 production lines, equipment to support cell production at the Gigafactory 1, as well as new retail locations, service centers and Supercharger locations.  We expect to invest between $2.0 billion and $2.5 billion in capital expenditures ahead of the start of Model 3 production in 2017.

As of December 31, 2016 and 2015, the net book value of our Supercharger network was $207.2 million and $166.6 million, respectively, and as of December 31, 2016, our Supercharger network included 790 locations globally. We plan to continue investing in our Supercharger network for the foreseeable future, including in North America, Europe and Asia, and expect such spending to continue to be a minimal portion of total capital spending. During 2017, we expect that this investment will grow our Supercharger network greatly. We allocate Supercharger related expenses to cost of total automotive revenues and selling, general, and administrative expenses. These costs were immaterial for all periods presented.

We expect operating expenses to grow in 2017, driven by engineering, design, and testing expenses related to Model 3, supplier contracts and higher sales and service costs associated with expanding our worldwide geographic presence. In addition, we expect  operating expenses to increase as a result of the  increased selling, general and administrative expenses incurred by our energy generation and storage segment.  We expect selling, general and administrative expenses to continue to increase in absolute dollars but decline over time as a percentage of revenue as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure. Over time, we also expect total operating expenses to decrease as a percentage of revenue.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offer a resale value guarantee in connection with certain loans offered by financial institutions. During 2016, we discontinued the resale value guarantee in North America, but continue to offer it in selected European and Asian markets. Resale value guarantees available for exercise during fiscal year 2017 total $179.5 million in value.

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

We currently offer vehicle leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through a leasing partner. Leasing through Tesla Finance is now available in 39 states and the District of Columbia. We also offer financing arrangements through our entities in Canada, Germany and the U.K.  Leasing through both our captive financing entities and our leasing partners exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from our captive financing entities (but not for those offered through our leasing partner), we only receive a limited portion of cash for the vehicle price at delivery and will assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results, and cash flow could be negatively impacted.

Energy Generation and Storage Financing options

Through SolarCity, we offer Solar Loans, whereby a third-party lender provides financing directly to a qualified customer to enable the customer to purchase and own a solar energy system installed by us. We enter into a standard solar energy system sale agreement with the customer. Separately, the customer enters into a loan agreement with one of the third-party lenders, who finances the full purchase price. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan. If we are unable to continue to offer third-party financing or other financing alternatives to our customers on competitive terms, our growth may slow and our financial and operating results may be adversely impacted.

Gigafactory 1 and Manufacturing

We are developing Gigafactory 1 as a facility where we work together with our suppliers to integrate production of battery material, cells, modules and battery packs in one location for both vehicles and energy storage products. We broke ground on Gigafactory 1 in June 2014, began assembling our energy storage products in the first portion of the facility in the fourth quarter of 2015, and began production of lithium-ion battery cells for our energy storage products in the first quarter of 2017. We continue to invest in construction of the building at Gigafactory and in production equipment for battery, module and pack production.

Panasonic has agreed to partner with us on Gigafactory 1 with investments in production equipment that it will use to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment located at Gigafactory 1 at negotiated prices. As these terms convey a right to use the production related assets as defined within ASC 840, Leases, we will consider these leased assets beginning with the start of cell production in early 2017. This will result in us recording the value of such assets within property, plant and equipment, net, in our Consolidated Balance Sheet with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will record the value of such assets on our Consolidated Balance Sheet. Based on our current assessment, as of December 31, 2016, approximately $300 million is expected to be recorded on our Consolidated Balance Sheet during the first quarter of 2017.

Although we continue to remain on track with our progress at Gigafactory 1, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to expand than we currently anticipate. In addition, we continue to expand production capacity at our Fremont Factory and are exploring additional production capacity in Asia and Europe.

Gigafactory 2 and Manufacturing

Through our acquisition of SolarCity, we have an agreement with the Research Foundation for the State University of New York for the construction of an approximately 1 million square foot manufacturing facility capable of producing 1 gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York, referred to as Gigafactory 2.  In December 2016, we entered into a Production Pricing Agreement: Phases 1-3 (the Phase 1-3 Agreement) with Panasonic Corporation, Panasonic Corporation of North America and Sanyo Electronic Co., Ltd (collectively, Panasonic).  This agreement provides that Panasonic will manufacture custom photovoltaic (PV) cells and modules for us, primarily at Gigafactory 2, and that we will purchase certain amounts of PV cells and modules form Panasonic during the 10-year term, with the intent to produce PV cells and modules totaling approximately 1 gigawatt annually beginning in 2019.

The terms of our agreement with the Research Foundation for the State University of New York, among other things, require us to comply with a number of covenants during the term of the agreement. Any failure to comply with these covenants could obligate us to pay significant amounts to the Foundation and result in termination of the agreement.  Although we continue to remain on track with our progress at Gigafactory 2, our expectations as to the cost of building the facility, acquiring manufacturing equipment and supporting our manufacturing operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue for products and services when: (i) a persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) pricing or fees are fixed or determinable; and (iv) collection is reasonably assured.

Automotive Segment

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

Starting in the third quarter of 2016, we started to separately present automotive leasing revenue and related cost of revenue. All prior periods have been reclassified to conform to this presentation.  Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as programs with resale value guarantees. See “Vehicle sales to customers with a resale value guarantee,” “Vehicle sales to leasing partners with a resale value guarantee” and “Direct Vehicle Leasing Program” for further details.

Services and other revenue consists of repair and maintenance services, service plans and merchandise, sales of pre-owned Tesla vehicles, sales of electric vehicle powertrain components and systems to other manufacturers, and sales of non-Tesla vehicle trade-ins.

Vehicle sales to customers with a resale value guarantee

We offered resale value guarantees or similar buy-back terms to all customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Under this program, customers have the option of selling their vehicle back to us during the guarantee period for a determined resale value. Guarantee periods generally range from 36 to 39 months. Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalize the cost of these vehicles on our Consolidated Balance Sheets as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases when customer retains ownership of the vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue and the net book value of the leased vehicle is expensed to costs of automotive leasing revenue.  In cases when customers return the vehicle back to us during the guarantee period, we purchase the vehicle from the customer at an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue and we reclassify the net book value of the vehicle on our balance sheet to pre-owned vehicle inventory.  As of December 31, 2016, $179.5 million of guarantees are exercisable by customers within the next twelve months.

Vehicle sales to leasing partners with a resale value guarantee

We also offer resale value guarantees in connection with automobile sales to certain bank leasing partners.  As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under Accounting Standards Codification (ASC) 840 - Leases.  Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantee for the long-term portion and deferred revenue for the current portion.  We accrete the deferred revenue amount to automotive leasing revenue on a straight line basis over the guarantee period and accrue interest expense based on our borrowing rate.  We capitalize vehicles under this program to leased vehicles on our Consolidated Balance Sheets and record depreciation from these vehicles to cost of automotive leasing revenues during the period the vehicle is under a lease arrangement.  Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in our Consolidated Statements of Cash Flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount, or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle.  Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue.  In cases where the bank retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive leasing revenue.  The maximum cash we could be required to pay under this program, assuming we repurchase of all vehicles under this program is $855.9 million at December 31, 2016.

As of December 31, 2016 and December 31, 2015, we had $1.18 billion and $527.5 million of such borrowings recorded in the resale value guarantee liability and $289.1 million and $120.5 million recorded in deferred revenue liability.

At least annually, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be significant changes to their estimated values.

Direct Vehicle Leasing Program

We offer a vehicle leasing program in certain locations in the North America and Europe.  Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months.  At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing if for a pre-determined residual value.  We account for these leasing transactions as operating leases and recognize leasing revenues over the contractual term and record the depreciation of these vehicles to cost of automotive revenues. As of December 31, 2016 and 2015, we had deferred $67.2 million and $25.8 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases.

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

Energy Generation and Storage Segment

For solar energy systems and components sales wherein customers pay the full purchase price, either directly or through the Solar Loan program, revenue is recognized when we install a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met.  In instances where there are multiple deliverables in a single arrangement, we allocate the arrangement consideration to the various elements in the arrangement based on the relative selling price method. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in our Consolidated Balance Sheets. However, any fees that are paid or payable by us to a Solar Loan lender would be recognized as an offset against solar energy systems and components sales revenue, in accordance with ASC 605-50, Customer Payments and Incentives.  Revenue for energy storage product sale is recognized when the product is delivered or installed, provided all other revenue recognition criteria have been met.

For revenue arrangements where we are the lessor under operating lease agreements for solar energy systems, including energy storage products, we record lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria are met. For incentives that are earned based on the amount of electricity generated by the system, we record revenue as the amounts are earned. The difference between the payments received and the revenue recognized is recorded as deferred revenue on our Consolidated Balance Sheets.

For solar energy systems where customers purchase electricity from us under power purchase agreements, we have determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We capitalize initial direct costs from the origination of solar energy system leases or power purchase agreements (the incremental cost of contract administration, referral fees and sales commissions) as an element of solar energy systems, leased and to be leased – net, and subsequently amortize these costs over the term of the related lease or power purchase agreement.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost for vehicles and energy storage products, which approximates actual cost on a first-in, first-out basis. In addition, cost for solar energy systems are recorded using actual cost.  We record inventory write-downs for excess or obsolete inventories based upon assumptions about on current and future demand forecasts. If our inventory on hand is in excess of our future demand forecast, the excess amounts are written off.

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

Warranties

We provide a manufacturer’s warranty on all vehicles, production powertrain components and systems, and energy generation and storage products we sell.  At the time of delivery, we accrue for a manufacturer’s warranty which includes our best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims.

These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to our warranty reserve in the future.  For the solar energy systems that we sell, we provide a warranty on the installation and components for periods typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from 5 to 30 years.  The portion of the warranty provision expected to be incurred within 12 months is classified as a current liability.

Our warranty reserves do not include projected warranty costs associated with our vehicles and solar energy systems accounted for as operating leases or collateralized debt arrangements. Any costs to repair these vehicles and systems are expensed as incurred. Warranty expense is recorded as a component of cost of automotive revenue for Automotive related sale and cost of energy generation and storage revenue for solar energy and storage systems.

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

In August 2012, our Board of Directors granted 5,274,901 stock options to our CEO (the “2012 CEO Grant”). The 2012 CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date.

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

As of December 31, 2016, the market conditions for seven vesting tranches and the following performance milestones were achieved and approved by our Board of Directors, and therefore five of ten tranches of the 2012 CEO Grant were vested as of such date:

•	Successful completion of the Model X Alpha Prototype;
•	Successful completion of the Model X Beta Prototype;
•	Completion of the first Model X Production Vehicle;
•	Aggregate vehicle production of 100,000 vehicles; and
•	Successful completion of the Model 3 Alpha Prototype.

As of December 31, 2016, the following performance milestones were considered probable of achievement:

•	Successful completion of the Model 3 Beta Prototype;
•	Completion of the first Model 3 Production Vehicle;
•	Aggregate vehicle production of 200,000 vehicles; and
•	Aggregate vehicle production of 300,000 vehicles.

We expect that the next performance milestone to be achieved will be the successful completion of the Model 3 Beta Prototype, which would be achieved upon the determination by our Board of Directors that an eligible prototype has been completed.  Candidates for such prototype are among the vehicles that we are currently building as part of our ongoing testing of our Model 3 vehicle design and manufacturing processes.

As the above four performance milestones were considered probable of achievement, we recorded stock-based compensation expense of $15.8 million, $10.6 million and $25.0 million for the years ended December 31, 2016, 2015 and 2014.

Additionally, no cash compensation has ever been received by our CEO for his services to the Company.

Income Taxes

We are subject to federal and state taxes in the United States and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard. As of December 31, 2016, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Principles of Consolidation

Our consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, ASC 810 Consolidation, we consolidate any variable interest entity, or VIE, of which we are the primary beneficiary. We form VIEs with our financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with our solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that SolarCity enters into to finance the costs of solar energy systems under operating leases. We have determined that the contractual provisions of the funds represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the HLBV method. We, therefore, determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on our Consolidated Balance Sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in our consolidated balance sheets represent the amounts the third-parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and distributed to the third-parties. The third-parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in our Consolidated Balance Sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third-parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of our Consolidated Balance Sheets since these third-parties have the right to redeem their interests in the funds for cash or other assets.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The excess of the fair values of these identifiable assets and liabilities over the fair value of purchase consideration is recorded as gain from bargain purchase in other income and expense, net in our Consolidated Statements of Operations. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets and certain tangible assets such as solar energy systems acquired as part of our SolarCity acquisition.

Critical estimates in valuing certain tangible and intangible assets include but are not limited to future expected cash flows from the underlying assets and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Revenues

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Automotive
Automotive	$5,589,007	$3,431,587	$2,874,448	$2,157,420	63%	$557,139	19%
Automotive leasing	761,759	309,386	132,564	452,373	146%	176,822	133%
Services and other	467,972	290,575	187,136	177,397	61%	103,439	55%
Total automotive revenue	6,818,738	4,031,548	3,194,148	2,787,190	69%	837,400	26%
Energy generation and storage
Energy generation and storage	181,394	14,477	4,208	166,917	1153%	10,269	244%

Total revenues	$7,000,132	$4,046,025	$3,198,356	$2,954,107	73%	$847,669	27%

Automotive Segment

Automotive revenue includes revenues related to sale of new Model S and Model X vehicles, including internet connectivity, Supercharger access, and specified software updates for cars equipped with autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers.  Automotive leasing revenue includes the amortization of revenue for Model S and Model X vehicles sold with resale value guarantees accounted for as operating leases under lease accounting.

Services and other revenue consists of sales of electric vehicle powertrain components and systems to other manufacturers, maintenance services and sales of pre-owned vehicles.

2016 compared to 2015

Automotive revenue increased $2.16 billion, or 63% to $5.59 billion during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily related to a 55% increase in vehicle deliveries to approximately 50,700.  The increase in volume is primarily due to a full year of Model X deliveries in 2016, as well as increased production and sales of Model S. Further, there was an overall increase in average selling price of 6.1% primarily due to the introduction of Model X which are higher priced vehicles compared to Model S.  In addition, there is an increase of $133.4 million to $302.3 million of the sale of regulatory credits from the year ended December 31, 2015 to the corresponding period in 2016.  These increases were partially offset by negative impact from the movement of foreign currency exchange rates.

Automotive leasing revenue increased $452.4 million, or 146%, to $761.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to an 83% increase in cumulative vehicle deliveries under leasing programs and programs with a resale value guarantee from the year ended December 31, 2015 to the year ended December 31, 2016.  In addition, during the year ended December 31, 2016, we recognized $112.6 million in automotive leasing revenue upon the expiration of resale value guarantees.

Service and other revenue increased $177.4 million, or 61%, to $468.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $117.4 million in pre-owned vehicle sales as we received more trade-ins and an increase in maintenance service revenue of $66.6 million as our fleet continues to grow.

2015 compared to 2014

Automotive revenue during the years ended December 31, 2015 and 2014 were $3.43 billion and $2.87 billion. Automotive leasing revenue during the years ended December 31, 2015 and 2014 were $309.4 million and $132.6 million. The increase of automotive revenue and automotive leasing revenue was primarily driven by the ramp in vehicle deliveries.

Service and other revenue during the years ended December 31, 2015 and 2014 were $290.6 million and $187.1 million, related primarily to increases in pre-owned vehicle sales and maintenance service revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sale of solar energy systems and energy storage products, leasing revenue from solar energy systems under operating leases and power purchase agreements and the sale of solar energy systems incentives.

Energy generation and storage revenue increased $166.9 million, or 1,153%, primarily due to $84.1 million as a result of the inclusion of revenue from SolarCity from the acquisition date of November 21, 2016 through December 31, 2016, as well as an increase of $82.8 million in energy storage revenue as we ramped up our energy storage sales effort and completed several utility scale projects such as Southern California Edison Mira Loma substation.

Cost of Revenues and Gross Profit

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Cost of revenues
Automotive
Automotive	$4,268,087	$2,639,926	$2,058,344	$1,628,161	62%	$581,582	28%
Automotive leasing	481,994	183,376	87,405	298,618	163%	95,971	110%
Services and other	472,462	286,933	166,931	185,529	65%	120,002	72%
Total Automotive cost of revenue	5,222,543	3,110,235	2,312,680	2,112,308	68%	797,555	34%
Energy generation and storage
Energy generation and storage cost of revenue	178,332	12,287	4,005	166,045	1351%	8,282	207%
Total cost of revenues	$5,400,875	$3,122,522	$2,316,685	$2,278,353	73%	$805,837	35%

Gross profit total automotive	$1,596,195	$921,313	$881,468
Gross margin total automotive	23.4%	22.9%	27.6%

Gross profit energy generation and storage	3,062	2,190	203
Gross margin energy generation and storage	1.7%	15.1%	4.8%

Total gross profit	$1,599,257	$923,503	$881,671
Total gross margin	22.8%	22.8%	27.6%

Automotive Segment

Cost of automotive revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network, and reserves for estimated warranty expenses. Cost of automotive revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

Cost of automotive leasing revenue includes primarily the amortization of operating lease vehicles over the lease term, as well as warranty expenses recognized as incurred.  Cost of services and other revenue includes direct parts, material and labor costs, manufacturing overhead associated with the sales of electric vehicle powertrain components and systems to other manufacturers and energy products, costs associated with providing maintenance services, and costs to acquire and certify pre-owned vehicles.

2016 compared to 2015

Cost of automotive revenues increased $1.63 billion, or 62%, to $4.27 billion during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to a 55% increase in vehicle deliveries as a result of a full year of Model X deliveries as well as increased deliveries for Model S. In addition, the increase is due to product mix as Model X has a higher cost structure than Model S.  The increase in cost of automotive revenue is partially offset by a reduction of warranty expense of $20.0 million resulting from better vehicle reliability.

Cost of automotive leasing revenue increased $298.6 million, or 163%, to $482.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase is primarily due to an 83% increase in cumulative vehicle deliveries under leasing programs and programs with resale value guarantees from the year ended December 31, 2015 to the year ended December 31, 2016.  In addition, during the year ended December 31, 2016, we recognized $114.3 million in cost of automotive leasing revenues upon the expiration of resale value guarantees.

Cost of services and other revenue increased $185.5 million, or 65%, to $472.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $120.8 million in cost of pre-owned vehicle sales due to increase in volume, and an increase of $64.9 million in cost to provide maintenance service as our fleet continues to grow.

Gross profit for the Automotive segment increased from $921.3 million for the year ended December 31, 2015 to $1.60 billion for the year ended December 31, 2016.  Automotive gross margin increased from 22.9% for the year ended December 31, 2015, to 23.4% for the year ended December 31, 2016.  The increase was primarily due to lower material and manufacturing costs as we further improve our production processes, partially offset by a negative impact from the movement in foreign exchange and increased expenditures to build out our service centers and provide maintenance.

2015 Compared to 2014

Cost of automotive revenues increased $581.6 million, or 28%, to $2.64 billion during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in cost of automotive revenues was driven primarily by increased Model S deliveries.

Cost of automotive leasing revenue increased $96.0 million, or 110%, to $183.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase is primarily due to an increase in cumulative vehicle deliveries under leasing programs and programs with resale value guarantees as volume of Model S increased.

For the years ended December 31, 2015 and 2014, costs of services and other revenue were $286.9 million and $166.9 million. The increase in cost of services and other revenues was driven primarily by greater pre-owned vehicle sales and increased maintenance and repair services.

Gross profit for the automotive segment increased from $881.5 million from the year ended December 31, 2014 to $921.3 million for the year ended December 31, 2015. Gross margin for the years ended December 31, 2015 and 2014 were 22.9% and 27.6%. The lower margin in 2015 as compared to 2014 was primarily due to product and regional mix shift, as a greater percentage of sales were derived from vehicle models with lower average selling prices, and increased manufacturing costs related to the ramp in production of the small drive unit for dual motor Model S vehicles and start of Model X production, obsolete inventory and lower ZEV credits revenue. This margin decrease was partially offset by an increasing amount of revenues from vehicles accounted for as leases including direct lease vehicles and those under our resale value guarantee programs which have a significantly higher gross margin and from material cost savings. Services and other gross margin were also down year over year, primarily driven by a planned price reduction for powertrain sales to Daimler.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue includes direct material and labor costs, overhead of solar energy systems and energy storage products and the depreciation expense and maintenance costs associated with leased solar energy systems.

Cost of energy generation and storage revenue increased $166.0 million to $178.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase is due to an increase of $67.0 million as a result of the inclusion of SolarCity’s financial results from the acquisition date of November 21, 2016 to December 31, 2016.  The remaining increase was due to increase in the sale of energy storage products and increased expenditures to increase the capacity of energy storage products.

Cost of energy generation and storage revenue in 2014 was insignificant. Gross profit and related margin for energy generation and storage was also insignificant in all periods presented.

Research and Development Expenses

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Research and development	$834,408	$717,900	$464,700	116,508	16%	253,200	54%
As a percentage of revenues	11.9%	17.7%	14.5%

Research and development (R&D) expenses consist primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $116.5 million, or 16%, to $834.4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase of $116.5 million was primarily due to a $78.2 million increase in employee and labor related expenses due to a 15% headcount increase as we expanded our vehicle business in the U.S. and internationally, and a $65.0 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. This is partially offset by a $25.9 million decrease in expensed materials related to our Model X development, which was primarily incurred in 2015. The overall increase also includes $11.0 million related to SolarCity.

R&D expenses increased $253.2 million, or 54%, to $717.9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in R&D expenses consisted primarily of a $93.9 million increase in expensed materials primarily to support our Model X development and Model S improvements, a $75.9 million increase in employee compensation expenses, a $30.6 million increase in facilities and depreciation costs,  a $20.1 million increase in costs related to Model X, autopilot and dual motor powertrain engineering, design and testing activities and a $22.8 million increase in stock-based compensation expense related to increased headcount and increasing values of awards granted.

Selling, General and Administrative Expenses

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Selling, general and administrative	$1,432,189	$922,232	$603,660	509,957	55%	318,572	53%
As a percentage of revenues	20.5%	22.8%	18.9%

Selling, general and administrative (SG&A) expenses consist primarily of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

SG&A expenses increased $510.0 million, or 55%, to $1.43 billion during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in SG&A expenses was primarily due to a $247.2 million increase in employee and labor related expenses due to a 61.3% increase in headcount as we expanded our business in the U.S. and internationally, a $91.0 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, and a $58.1 million increase in stock-based compensation expense related to increased number of employee stock awards granted for new hire and existing employees.  The increase includes $74.3 million related to SolarCity.

SG&A expenses increased $318.6 million, or 53%, to $922.2 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in our SG&A expenses consisted primarily of a $138.4 million increase in employee compensation expenses related to higher sales, service and marketing headcount to support sales activities worldwide and higher general and administrative headcount to support the expansion of the business, $126.1 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, a $41.8 million increase in professional and outside services costs, and a $12.2 million increase in stock based compensation.

Interest Expense

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Interest expense	$(198,810)	$(118,851)	$(100,886)	(79,959)	67%	(17,965)	18%
As a percentage of revenues	-2.8%	-2.9%	-3.2%

Interest expense for the year ended December 31, 2016 increased $80.0 million, or 67%, from the year ended December 31, 2015.  The increase as compared to the year ended December 31, 2015 consisted primarily of a $33.1 million increase in interest expense on vehicles sales that we account for as collateralized borrowing, a $28.5 million increase in interest expense on build-to-suit leases and a $22.0 million increase in interest expense associated with SolarCity’s indebtedness, financing obligations and capital lease obligations.

Interest expense for the year ended December 31, 2015 was $118.9 million, as compared to $100.9 million during the year ended December 31, 2014.  The increase as compared to the same periods in 2014 was due to the issuance of $920.0 million aggregate principal amount of 2019 Notes and $1.38 billion aggregate principal amount of 2021 Notes during the first half of 2014.

Other Income (Expense), Net

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Other income (expense), net	$111,272	$(41,652)	$1,813	152,924	-367%	(43,465)	-2397%
As a percentage of revenues	1.6%	-1.0%	*

* = less than 1%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities.  We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.  Additionally, other income (expense), net, includes a gain from the acquisition of SolarCity for the year ended December 31, 2016.

Other income, net, was $111.3 million in the year ended December 31, 2016, as compared to other expense, net, of $41.7 million during the same period in 2015, representing increases of $152.9 million. During the year ended December 31, 2016, we recognized a gain from the acquisition of SolarCity of $88.7 million and a loss on conversion of our 2018 Notes of $7.2 million. The remainder of the change in other income (expense), net, was primarily result of fluctuations in gains (losses) from foreign currency exchange.

Other expense was $41.7 million in the year ended December 31, 2015, as compared to an income of $1.8 million during the same period in 2014.  Fluctuations in other income (expense) from 2014 to 2015 are primarily the result of gains (losses) from foreign currency exchange of ($45.6) million and $2.0 million for the years ended December 31, 2015 and 2014. Foreign currency losses during 2015 related primarily to changes in the exchange rates of euro, Norwegian krone, Canadian dollars, and Chinese yuan.

Provision for Income Taxes

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Provision for income taxes	$26,698	$13,039	$9,404	13,659	105%	3,635	39%
As a percentage of loss before income taxes	-3.6%	-1.5%	-3.3%

Our provision for income taxes for the years ended December 31, 2016, 2015, and 2014 was $26.7 million, $13.0 million, and $9.4 million. The increases in the provision for income taxes were due primarily to the increase in taxable income in our international jurisdictions.

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2016 was $98.1 million and was related to SolarCity’s financing arrangements.

Liquidity and Capital Resources

Liquidity

As of December 31, 2016, we had $3.39 billion in principal sources of liquidity available from our cash and cash equivalents, which included $2.2 billion of money market funds.  This balance included $969.0 million drawn under our asset based line of credit and $390.0 million drawn under our Warehouse Agreement which we entered into in August 2016 to support the Tesla Finance direct leasing program. In addition, the balance included $213.5 million of cash assumed as part of the SolarCity acquisition. Amounts held in foreign currencies had a U.S. dollar equivalent of $827.1 million as of December 31 2016, and consisted primarily of Euro, Chinese yuan and Canadian dollars.

Sources of cash are predominately from our deliveries of vehicles, proceeds from retail financing activities, and sales of energy generation and storage products. In addition, through our acquisition of SolarCity, we expect to generate additional liquidity through the sale of solar energy systems to customers and financing funds created to monetize the cash flows, tax attributes and other incentives generated by solar energy systems deployed under operating leases or power purchase agreements. We expect that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with adequate liquidity over at least the next 12 months based on our current plans. We may raise funds in the future, including through potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and will vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

These current sources of liquidity and cash flows enable us to fund our ongoing operations and research and development projects, the initial investments in tooling and manufacturing capital for our planned Model 3; the continued construction of Gigafactory 1; and the expansion of our retail stores, service centers and Supercharger network. We are planning to produce 500,000 total vehicles in 2018, which is approximately double our prior growth plan. We continually evaluate our capital expenditure needs. We expect to invest between $2.0 billion and $2.5 billion in capital expenditures ahead of the start of Model 3 production in 2017.

As part of the SolarCity acquisition, we have an agreement to spend or incur approximately $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following full production at Gigafactory 2. We anticipate meeting these obligations through our operations at Gigafactory 2 and other operations within the State of New York over the 10-year term of the agreement, and we do not believe that we face a significant risk of default.

Capital Resources

As of December 31, 2016, we have the following credit facilities available:

•

Senior secured asset-based revolving Credit Agreement (the “Credit Agreement”) up to the lesser of $1.20 billion, or the value of the secured assets as determined monthly pursuant to the Credit Agreement, reduced by the amount of letters of credit outstanding issued under the Credit Agreement, As of December 31, 2016, the outstanding amount under the Credit Agreement is $969.0 million.

•

Loan and Security Agreement (“Warehouse Agreement”)  up to the lesser of $600.0 million or the amount based on the securitization value of  certain vehicle leases originated by Tesla.  As of December 31, 2016, the securitization value of such leases was sufficient to support an outstanding amount under the Warehouse Agreement of $390.0 million.

In addition, as a result of the acquisition of SolarCity, additional credit facilities are included in our Consolidated Financial Statements as of December 31, 2016. SolarCity has financing fund commitments from several fund investors that can be drawn in the future upon the achievement of specific funding criteria. As of December 31, 2016, SolarCity had entered into 63 financing funds that had a total of $481.4 million of undrawn committed capital.

For additional details regarding our and SolarCity’s recourse and non-recourse  indebtedness, refer to Note 13,  Convertible and Long-term Debt Obligations, to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Summary of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net cash used in operating activities	$(123,829)	$(524,499)	$(57,337)
Net cash used in investing activities	(1,416,430)	(1,673,551)	(990,444)
Net cash provided by financing activities	3,743,976	1,523,523	2,143,130

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

Our operating cash inflows include cash from sales and leases of our vehicles, customer deposits for vehicles, including Model 3, sales of regulatory credits, sales of powertrain components and systems, and energy generation and storage products. These cash inflows are offset by payments we make to our suppliers for production materials and parts used in our manufacturing process, employee compensation, operating leases and interest expense on our financings.

During the year ended December 31, 2016, cash used in operating activities was $123.8 million and was primarily a result of net loss incurred of $773.0 million, an increase in accounts payable and accrued liabilities of $750.6 million as our business expands, an increase in deferred revenue of $383.0 million as the number of vehicle deliveries with resale value guarantee increased, an increase in customer deposits of 388.4 million primarily as a result of Model 3 reservations and an increase in resale value guarantees of $326.9 million.  These increases were partially offset by an increase in inventories and operating lease vehicles of $2.47 billion as we expand our program for direct lease and vehicles with resale value guarantees. Cash used in operating activities also included non-cash adjustments of $1.34 billion, which primarily consisted of depreciation expense of $947.1 million and stock-based compensation of $334.2 million.  In addition, during the fourth quarter of 2016, we recognized a gain of $88.7 million related to the SolarCity acquisition.

During the year ended December 31, 2015, cash used in operating activities was $524.5 million and was primarily a result of net loss incurred of $888.7 million, and an increase of inventories and operating lease vehicles of $1.57 billion as we expanded our program for direct lease and vehicles with resale value guarantee.  These decreases were partially offset by an increase in resale value guarantees of $442.3 million and deferred revenue of $322.2 million as the number vehicles with resale value guarantee increased.  Cash used by operating activities also included non-cash adjustments of $857.5 million.

During the year ended December 31, 2014, cash used in operating activities was $57.3 million and was primarily a result of net loss incurred of $294.0 million, and an increase of inventories and operating lease vehicles of $1.05 billion as we expanded our program for direct lease and vehicles with resale value guarantee.  These decreases were partially offset by an increase in resale value guarantee of $249.5 million and deferred revenue of $209.7 million as the number vehicles with resale value guarantee increased.  Cash used by operating activities also included non-cash adjustments of $493.5 million. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in overall inventory to support growth, and increase in operating lease vehicles, partially offset by proceeds from sales, and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling, the continued construction of our Gigafactory, and our stores, service centers and Supercharger network infrastructure.  Cash used in investing activities was $1.42 billion, $1.67 billion and $990.4 million for the years ended December 31, 2016, 2015 and 2014. Cash flows from investing activities and variability between each year related primarily to capital expenditures, which were $1.28 billion, $1.63 billion and $969.9 million for 2016, 2015 and 2014.  In addition, we increased our restricted cash of $206.1 million as a result of the assumed restricted cash from the SolarCity acquisition.  The decreases in cash flows from investing activities in 2016 was partially offset by the assumed cash of $213.5 million as a result of the SolarCity acquisition.

In 2014, we began construction of Gigafactory 1 in Nevada. In 2016, we used cash of $455.3 million towards Gigafactory 1 construction and expect to spend a total of approximately $770.0 million during 2017.

Cash Flows from Financing Activities

During the years ended December 31, 2016, 2015 and 2014, net cash provided by financing activities was $3.74 billion, $1.52 billion and $2.14 billion. Cash flows from financing activities during the year ended December 31, 2016 consisted primarily of $1.70 billion net proceeds from our May 2016 public offering of 7,915,004 shares of common stock, $995.4 million of proceeds from issuance of debt, net of repayments, and proceeds from collateralized borrowing of $769.7 million.  The net proceeds from issuance of debt during 2016 primarily consisted of the following: $834.0 million of net borrowing under the Asset-Based Credit Facility, $390.0 million borrowing under the Warehouse Agreement Facility, partially offset by settlement of $454.7 million for certain conversion of our 2018 Notes.  Further, we also received $201.5 million of proceeds from investment by fund investors and paid distributions to fund investors of $21.3 million.

Cash flows from financing activities during the year ended December 31, 2015 consisted primarily of $738.3 million net proceeds from August 2015 public offering of 3,099,173 shares of common stock and $568.7 million received from vehicle sales to our bank leasing partners. The decrease in cash provided from financing in 2015 as compared to 2014 was primarily due to $2.1 billion in net proceeds received in 2014 from the issuance of our 2019 and 2021 Notes.

Common Stock Offering

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

The following table sets forth, as of December 31, 2016 certain significant obligations that will affect our future liquidity (in thousands):

	Year Ended December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations (1)	$925,977	$165,457	$150,925	$125,148	$102,804	$88,950	$292,693
Capital lease obligations, including interest	122,573	38,712	33,730	23,793	7,333	2,746	16,259
Purchase obligations (2)(3)	7,293,507	2,755,762	92,625	79,239	3,871	3,831	15,471
Long-term debt (4)(5)	8,198,241	1,074,553	1,333,675	1,817,434	1,229,656	1,634,897	1,108,026
Total	$16,540,298	$4,034,484	$1,610,955	$2,045,614	$1,343,664	$1,730,424	$1,432,449

(1)	The operating lease obligations amount includes $257.5 million recorded as other long-term liabilities in our Consolidated Balance Sheets in accordance with built-to-suit accounting.
(2)	Amounts do not include future cash payments for purchase obligations which were recorded in Accounts payable or Accrued liabilities as of December 31, 2016.
(3)

These totals represent a quantification of aggregate amounts pursuant to purchase orders issued under binding and enforceable agreements with all vendors as of December 31, 2016, as well as any other estimable and calculable purchase obligations pursuant to such agreements, including any additional amounts we may have to pay vendors if we do not meet certain minimum purchase obligations. In cases where no purchase orders were outstanding under binding and enforceable agreements as of December 31, 2016, we have included estimated amounts based on our best estimates and assumptions or discussions with the relevant vendors as of such date, and/or amounts or assumptions included in such agreements for purposes of discussion or reference. In certain cases, such estimated amounts were subject to unsatisfied market conditions and contingent events. Where the timing of payments are not known or estimable, we have included the amount only in the total column. If contracts where no purchase orders were outstanding under binding and enforceable agreements were terminated on or prior to December 31, 2016, our obligations under such contracts would have been substantially lower.

(4)

During the fourth quarter of 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of 2018 Notes may convert their notes during the first quarter of 2017. As such, we classified the $205.0 million principal balance of our 2018 Notes as current liabilities on our Consolidated Balance Sheet as of December 31, 2016 and have included related contractual payments in the year ended December 31, 2017 category in the table above.

(5)

Long-term debt reported above includes SolarCity’s total consolidated indebtedness of $3.58 billion as of December 31, 2016, representing outstanding recourse indebtedness of $1.62 billion and non-recourse indebtedness of $1.95 billion. Long-term debt reported above also includes our remaining non-recourse indebtedness of $457.3 million. Recourse debt refers to debt that is recourse to the general assets of the debt issuer. Non-recourse debt refers to debt that is recourse only to specified assets of the debt issuer and/or its subsidiaries. SolarCity’s non-recourse credit facilities have been structured to be supported solely by the solar assets that are pledged as collateral, and, to date, have not experienced any failure to pay such non-recourse indebtedness.

The contractual obligations table above excludes uncertain tax benefits of approximately $198.3 million that are disclosed in Note 16 in the notes to our Consolidated Financial Statements because these uncertain tax positions, if recognized, would be an adjustment to the deferred tax assets.

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

Foreign Currency Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign exchange rates vary, revenues and expenses may be significantly impacted and we may record significant gains or losses on the remeasurement of monetary assets and liabilities, including intercompany balances. As of December 31, 2016, our largest currency exposures are from the Euro, Japanese yen, and British Pounds. We recorded foreign exchange gain of $26.1 million in other income (expense), net, for the year ended December 31, 2016 related to the impact of changes in exchange rates on foreign currency denominated monetary assets and liabilities.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies as of December 31, 2016 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $41.6 million, recorded to other income (expense), net, principally from intercompany and cash balances.

 In November 2015, we implemented a program to hedge the foreign currency exposure risk related to certain forecasted inventory purchases denominated in Japanese yen. The derivative instruments we use are foreign currency forward contracts and are designated as cash flow hedges with maturity dates of 12 months or less. We do not enter into derivative contracts for trading or speculative purposes. We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive loss. We reclassify these gains or losses to costs of automotive sales in the period the related finished goods inventory is sold or over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. Ineffectiveness related to the hedges is immaterial as of December 31, 2016. As of December 31, 2016, we have no outstanding foreign currency forward contracts, and had recorded a cumulative gain of $5.6 million to AOCI related to our outstanding foreign currency cash flow hedges.

Interest Rate Risk

We had cash and cash equivalents totaling $3.4 billion as of December 31, 2016. A significant portion of our cash equivalents were invested in money market funds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short-term nature of our cash equivalents.

We are exposed to interest rate risk for our borrowings that bear interest at floating rates plus a specified margin. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of our exposures to fluctuations in interest rates on certain floating-rate debt. We do not enter into any derivative instruments for trading or speculative purposes. In particular, a hypothetical 10% change in our interest rates would have immaterial impact on interest expense for the year ended December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The sections entitled “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” in Part II, Item 8 of the Annual Report on Form 10-K of SolarCity Corporation (File No. 001-35758) for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, are hereby incorporated by reference into this Annual Report on Form 10-K and are filed as Exhibit 99.1 hereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla, Inc.

In our opinion, based on our audits and, with respect to the December 31, 2016 balance sheet, the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of redeemable noncontrolling interests and equity and of cash flows present fairly, in all material respects, the financial position of Tesla, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We did not audit the pre-acquisition historical basis balance sheet of SolarCity Corporation, a wholly owned subsidiary, as of December 31, 2016, which reflects total assets and total liabilities of $9.1 billion and $6.9 billion, respectively, as of December 31, 2016.  The pre-acquisition historical basis balance sheet of SolarCity Corporation was audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the pre-acquisition historical basis amounts included for SolarCity Corporation as of December 31, 2016, is based solely on the report of the other auditors.  We audited the adjustments necessary to convert the December 31, 2016 pre-acquisition historical basis balance sheet of SolarCity Corporation to the basis reflected in the Company’s consolidated financial statements.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded SolarCity Corporation from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016.  We have also excluded SolarCity Corporation from our audit of internal control over financial reporting.  SolarCity Corporation is a wholly-owned subsidiary whose total assets and total revenues represent $8.78 billion (of which $352.9 million represents intangible assets subject to management’s assessment and our audit of internal control over financial reporting) and $84.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2017

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$3,393,216	$1,196,908
Restricted cash	105,519	22,628
Accounts receivable, net	499,142	168,965
Inventory	2,067,454	1,277,838
Prepaid expenses and other current assets	194,465	115,667
Total current assets	6,259,796	2,782,006
Operating lease vehicles, net	3,134,080	1,791,403
Solar energy systems, leased and to be leased, net	5,919,880	—
Property, plant and equipment, net	5,982,957	3,403,334
Intangible assets, net	376,145	12,816
MyPower customer notes receivable, net of current portion	506,302	—
Restricted cash, net of current portion	268,165	31,522
Other assets	216,751	46,858
Total assets	$22,664,076	$8,067,939
Liabilities and Equity
Current liabilities
Accounts payable	$1,860,341	$916,148
Accrued liabilities and other	1,210,028	422,798
Deferred revenue	763,126	423,961
Resale value guarantees	179,504	136,831
Customer deposits	663,859	283,370
Current portion of long-term debt and capital leases	984,211	627,927
Current portion of solar bonds issued to related parties	165,936	—
Total current liabilities	5,827,005	2,811,035

Long-term debt and capital leases, net of current portion	5,860,049	2,021,093
Solar bonds issued to related parties, net of current portion	99,164	—
Convertible senior notes issued to related parties	10,287	—
Deferred revenue, net of current portion	851,790	446,105
Resale value guarantees, net of current portion	2,210,423	1,293,741
Other long-term liabilities	1,891,449	364,976
Total liabilities	16,750,167	6,936,950
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests in subsidiaries	367,039	—
Convertible senior notes (Notes 13)	8,784	47,285
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized as of December 31, 2016 and 2015; 161,561 and 131,425 shares issued and outstanding as of December 31, 2016 and 2015, respectively	161	131
Additional paid-in capital	7,773,727	3,409,452
Accumulated other comprehensive loss	(23,740)	(3,556)
Accumulated deficit	(2,997,237)	(2,322,323)
Total stockholders' equity	4,752,911	1,083,704
Noncontrolling interests in subsidiaries	785,175	—
Total liabilities and equity	$22,664,076	$8,067,939

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Automotive	$5,589,007	$3,431,587	$2,874,448
Automotive leasing	761,759	309,386	132,564
Total automotive revenue	6,350,766	3,740,973	3,007,012
Energy generation and storage	181,394	14,477	4,208
Services and other	467,972	290,575	187,136
Total revenues	7,000,132	4,046,025	3,198,356
Cost of revenues
Automotive	4,268,087	2,639,926	2,058,344
Automotive leasing	481,994	183,376	87,405
Total automotive cost of revenues	4,750,081	2,823,302	2,145,749
Energy generation and storage	178,332	12,287	4,005
Services and other	472,462	286,933	166,931
Total cost of revenues	5,400,875	3,122,522	2,316,685
Gross profit	1,599,257	923,503	881,671
Operating expenses
Research and development	834,408	717,900	464,700
Selling, general and administrative	1,432,189	922,232	603,660
Total operating expenses	2,266,597	1,640,132	1,068,360
Loss from operations	(667,340)	(716,629)	(186,689)
Interest income	8,530	1,508	1,126
Interest expense	(198,810)	(118,851)	(100,886)
Other income (expense), net	111,272	(41,652)	1,813
Loss before income taxes	(746,348)	(875,624)	(284,636)
Provision for income taxes	26,698	13,039	9,404
Net loss	(773,046)	(888,663)	(294,040)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(98,132)	—	—
Net loss attributable to common stockholders	$(674,914)	$(888,663)	$(294,040)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(4.68)	$(6.93)	$(2.36)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	144,212	128,202	124,539

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to common stockholders	$(674,914)	$(888,663)	$(294,040)
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on derivatives and short-term marketable securities:
Change in net unrealized gain (loss)	43,220	7,443	—
Less: Reclassification adjustment for net (gains) losses into net loss	(44,904)	22	(22)
Net unrealized gain (loss) on derivatives and short-term marketable securities	(1,684)	7,465	(22)
Foreign currency translation adjustment	(18,500)	(10,999)	—
Other comprehensive loss	(20,184)	(3,534)	(22)
Comprehensive loss	$(695,098)	$(892,197)	$(294,062)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in thousands, except per share data)

						Accumulated
	Redeemable	Common Stock		Additional		Other	Total	Noncontrolling
	Noncontrolling			Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of December 31, 2013	$-	123,091	$123	$1,806,617	$(1,139,620)	$-	$667,120	—	$667,120
Conversion feature of convertible senior notes due 2019 and 2021	—	—	—	548,603	—	—	548,603	—	548,603
Purchase of bond hedges	—	—	—	(603,428)	—	—	(603,428)	—	(603,428)
Sales of warrant	—	—	—	389,160	—	—	389,160	—	389,160
Reclass from equity to mezzanine equity	—	—	—	(58,199)	—	—	(58,199)	—	(58,199)
Common stock issued, net of shares withheld for employee taxes	—	2,597	3	100,434	—	—	100,437	—	100,437
Stock-based compensation	—	—	—	162,079	—	—	162,079	—	162,079
Net loss	—	—	—	—	(294,040)	—	(294,040)	—	(294,040)
Other comprehensive loss	—	—	—	—	—	(22)	(22)	—	(22)
Balance as of December 31, 2014	—	125,688	126	2,345,266	(1,433,660)	(22)	911,710	—	911,710
Reclass from mezzanine equity to equity for 2018 Notes	—	—	—	10,910	—	—	10,910	—	10,910
Issuance of common stock in August 2015 secondary public offering at $242 per share, net of issuance costs of $11,122	—	3,099	3	738,405	—	—	738,408	—	738,408
Common stock issued, net of shares withheld for employee taxes	—	2,638	2	106,533	—	—	106,535		106,535
Stock-based compensation	—	—	—	208,338	—	—	208,338	—	208,338
Net loss	—	—	—	—	(888,663)	—	(888,663)	—	(888,663)
Other comprehensive loss	—	—	—	—	—	(3,534)	(3,534)	—	(3,534)
Balance as of December 31, 2015	—	131,425	131	3,409,452	(2,322,323)	(3,556)	1,083,704	—	1,083,704
Reclass from mezzanine equity to equity for 2018 Notes	—	—	—	38,501	—	—	38,501	—	38,501
Exercise of conversion feature of convertible senior notes due 2018	—	—	—	(15,056)	—	—	(15,056)	—	(15,056)
Common stock issued, net of shares withheld for employee taxes	—	11,096	11	163,817	—	—	163,828	—	163,828
Issuance of common stock in May 2016 public offering at $215.00 per share, net of issuance costs of $14,595	—	7,915	8	1,687,139	—	—	1,687,147	—	1,687,147
Issuance of common stock upon acquisition of SolarCity and assumed awards	—	11,125	11	2,145,977	—	—	2,145,988	—	2,145,988
Stock-based compensation	—	—	—	347,357	—	—	347,357	—	347,357
Assumption of capped call	—	—	—	(3,460)	—	—	(3,460)	—	(3,460)
Assumption of noncontrolling interests through acquisition	315,943	—	—	—	—	—	—	750,574	1,066,517
Contributions from noncontrolling interests through acquisition	100,996	—	—	—	—	—	—	100,531	201,527
Distributions to noncontrolling interests through acquisition	(7,137)	—	—	—	—	—	—	(10,561)	(17,698)
Net loss	(42,763)	—	—	—	(674,914)	—	(674,914)	(55,369)	(773,046)
Other comprehensive loss	—	—	—	—	—	(20,184)	(20,184)	—	(20,184)
Balance as of December 31, 2016	$367,039	161,561	$161	$7,773,727	$(2,997,237)	$(23,740)	$4,752,911	$785,175	$5,905,125

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net loss	$(773,046)	$(888,663)	$(294,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947,099	422,590	231,931
Stock-based compensation	334,225	197,999	156,496
Amortization of discount on convertible debt	87,286	72,063	69,734
Inventory write-downs	65,520	44,940	15,609
Loss on disposal of property and equipment	34,633	37,723	14,178
Foreign currency transaction (gain) loss	(29,183)	55,765	(1,891)
Gain on the acquisition of SolarCity	(88,727)	—	—
Non-cash interest and other operating activities	(7,775)	26,373	7,471
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	(216,565)	46,267	(183,658)
Inventories and operating lease vehicles	(2,465,703)	(1,573,860)	(1,050,264)
Prepaid expenses and other current assets	56,806	(29,595)	(60,637)
MyPower notes receivable	3,468	—	—
Other assets	(52,821)	(24,362)	(4,493)
Accounts payable and accrued liabilities	750,640	263,345	414,856
Deferred revenue	382,962	322,203	209,681
Customer deposits	388,361	36,721	106,230
Resale value guarantee	326,934	442,295	249,492
Other long-term liabilities	132,057	23,697	61,968
Net cash used in operating activities	(123,829)	(524,499)	(57,337)
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(1,280,802)	(1,634,850)	(969,885)
Purchase of solar energy system, leased to be leased	(159,669)	—	—
Purchases of short-term investments and marketable securities	—	—	(205,841)
Maturities of short-term marketable securities	16,667	—	—
Maturities of short-term marketable securities	—	—	189,131
Increase in other restricted cash	(206,149)	(26,441)	(3,849)
Cash acquired through (used in) business combinations	213,523	(12,260)	—
Net cash used in investing activities	(1,416,430)	(1,673,551)	(990,444)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offering	1,701,734	730,000	—
Proceeds from issuance of convertible and other debt	2,852,964	318,972	2,300,000
Repayments of convertible and other debt	(1,857,594)	—	—
Collateralized lease borrowing	769,709	568,745	3,271
Proceeds from exercise of stock options and other stock issuances	163,817	106,611	100,455
Principal payments on capital leases	(46,889)	(203,780)	(11,179)
Common stock and debt issuance costs	(20,042)	(17,025)	(35,149)
Proceeds from issuance of warrants	—	—	389,160
Proceeds from issuance of common stock in private placement	—	20,000	—
Purchase of convertible note hedges	—	—	(603,428)
Proceeds from investment by noncontrolling interests in subsidiaries	201,527	—	—
Distributions paid to noncontrolling interests in subsidiaries	(21,250)	—	—
Net cash provided by financing activities	3,743,976	1,523,523	2,143,130
Effect of exchange rate changes on cash and cash equivalents	(7,409)	(34,278)	(35,525)
Net increase (decrease) in cash and cash equivalents	2,196,308	(708,805)	1,059,824
Cash and cash equivalents at beginning of year	1,196,908	1,905,713	845,889
Cash and cash equivalents at end of year	$3,393,216	$1,196,908	$1,905,713
Supplemental noncash investing activities
Shares issued in connection of business combination and assumed vested awards	$2,145,977	—	—
Acquisition of property and equipment included in accounts payable and accrued liabilities	663,771	267,334	254,393
Estimated fair value of facilities under build-to-suit lease	307,879	174,749	50,076
Supplemental Disclosures
Cash paid during the period for interest	$38,693	$32,060	$20,539
Cash paid during the period for taxes, net of refunds	16,385	9,461	3,120

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Notes to Consolidated Financial Statements

Note 1 - Overview of the Company

Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the state of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and energy products. In addition, as a result of our acquisition of SolarCity Corporation (“SolarCity”) on November 21, 2016, we also are engaged in the design, manufacture, installation and sale or lease of solar energy systems to residential and commercial customers, or sale of electricity generated by our solar energy systems to customers.  As a result of the acquisition, the Company’s Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized the company, manages resource allocations, and measures performance of the Company’s activities among two segments: (i) automotive and (ii) energy generation and storage.  We have wholly-owned subsidiaries in North America, Europe and Asia.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, we consolidate any variable interest entity, or VIE, of which we are the primary beneficiary. SolarCity forms VIEs with financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs (see Note 3, Acquisitions, and Note 18, VIE Arrangements). We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in our consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.  Starting in Q4, we have reclassified the revenue and cost of revenue of our energy storage products from ‘services and other’ into ‘energy generation and storage’ for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the amortization period of these elements, the collectability of accounts receivable, inventory valuation, fair value of long-lived assets, fair value of financial instruments, residual value of operating lease vehicles, depreciable lives of property and equipment and solar energy systems, the fair value and residual value of solar energy systems subject to leases, warranty liabilities, income taxes, contingencies, the accrued liability for solar energy system performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair value of investment tax credits, income taxes, the valuation of build-to-suit lease assets and the fair value of interest rate swaps, and inputs used to value stock-based compensation. In addition, estimates and assumptions are used for the accounting for business combinations, including the fair value and useful lives of acquired tangible and intangible assets, including solar energy systems, leased and to be leased, the fair value of assumed debt, and the fair value of noncontrolling interests.  Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue for products and services when: (i) a persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) pricing or fees are fixed or determinable; and (iv) collection is reasonably assured.

Automotive Revenue

Automotive revenue includes revenues related to deliveries of new vehicles, sales of regulatory credits to other automotive manufacturers, and specific other elements that meet the definition of a deliverable under multiple-element accounting guidance including free access to our Supercharger network, free internet connectivity, and future free over-the-air software updates. These deliverables are valued on a stand-alone basis and we recognize their revenue over our performance period, which is generally the eight-year life of the vehicle, except for internet connectivity which is over the free four year period. If we sell a deliverable separately, we use that pricing to determine its fair value; otherwise, we use third party pricing of similar options, our best estimated selling price by considering costs used to develop and deliver the service, and other information which may be available.

As of December 31, 2016, and 2015 we had deferred $291.2 million and $138.2 million related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, internet connectivity, autopilot and over-the-air software updates.

At the time of revenue recognition, we record a reserve against revenue for estimated future product returns. Such estimates are based on historical experience and are immaterial in all periods presented.

Automotive Leasing Revenue

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as programs with resale value guarantees. See “Resale Value Guarantees and Other Financing Programs” and “Direct Vehicle Leasing Program” for further details.

Resale Value Guarantees and Other Financing Programs

Vehicle sales to customers with a resale value guarantee

We offered resale value guarantees or similar buy-back terms to all customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Under this program, customers have the option of selling their vehicle back to us during the guarantee period for a determined resale value. Guarantee periods generally range from 36 to 39 months. Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalize the cost of these vehicles on our Consolidated Balance Sheets as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases when a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue and the net book value of the leased vehicle is expensed to costs of automotive leasing revenue. In cases when customers return the vehicle back to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue and we reclassify the net book value of the vehicle on our balance sheet to pre-owned vehicle inventory. As of December 31, 2016 and December 31, 2015, $179.5 million and $136.8 million of the guarantees were exercisable by customers within the next twelve months.

Vehicle sales to leasing partners with a resale value guarantee

We also offer resale value guarantees in connection with automobile sales to certain leasing partners. As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under ASC 840 - Leases. Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantees for the long-term portion and deferred revenue for the current portion. We accrete the deferred revenue amount to automotive leasing revenue on a straight-line basis over the guarantee period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on our Consolidated Balance Sheets and we record depreciation from these vehicles to cost of automotive leasing revenues during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in our Consolidated Statements of Cash Flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount, or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive leasing revenue. The maximum cash we could be required to pay under this program, should we decide to repurchase all vehicles is $855.9 million at December 31, 2016.

As of December 31, 2016 and December 31, 2015, we had $1.18 billion and $527.5 million of such borrowings recorded in  resale value guarantees and $289.1 million and $120.5 million recorded in deferred revenue liability, respectively. As of December 31, 2016 and December 31, 2015, we had a total of $57.0 million and $33.6 million in account receivables from our leasing partners.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Account activity related to our resale value guarantee and similar programs consisted of the following for the periods presented (in thousands):

	Year ended December 31,
	2016	2015
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$1,556,529	$684,590
Net increase in operating lease vehicles	1,355,128	1,047,220
Depreciation expense recorded in cost of automotive leasing revenues	(255,167)	(130,355)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of early cancellation of resale value guarantee	(13,495)	(21,487)
Additional depreciation expense recorded in cost of automotive leasing revenues result of expiration	(114,264)	—
Increases to inventory from vehicles returned under our trade- in program and exercises of resale value guarantee	(66,670)	(23,439)
Operating lease vehicles—end of period	$2,462,061	$1,556,529

Deferred Revenue
Deferred revenue—beginning of period	$679,132	$381,096
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	715,011	553,765
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive leasing revenue	(457,113)	(229,624)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(5,192)	(12,352)
Recognition of deferred revenue resulting from return of vehicle under trade-in program, expiration, and exercises of resale value guarantee	(15,186)	(13,753)
Deferred revenue—end of period	$916,652	$679,132

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$1,430,573	$487,880
Increase in resale value guarantee	1,267,445	1,013,733
Reclassification from long-term to short-term collateralized borrowing	(116,078)	(29,612)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(16,543)	(11,042)
Release of resale value guarantee resulting from return of vehicle under trade-in program and exercises	(62,919)	(30,386)
Release of resale value guarantee resulting from expiration of resale value guarantee	(112,551)	—
Resale value guarantee liability—end of period	$2,389,927	$1,430,573

Direct Vehicle Leasing Program

We offer a leasing program in the United States, Canada, the UK and Germany. Qualifying customers are permitted to lease a vehicle directly from Tesla generally for 36 or 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a determined residual value. We account for these leasing transactions as operating leases and recognize leasing revenues over the contractual term and record the depreciation of these vehicles to cost of automotive leasing revenues. As of December 31, 2016 and December 31, 2015, we had deferred $67.2 million and $25.8 million of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive leasing revenue and for the years ended December 31, 2016, 2015 and 2014, we recognized $112.7 million and $41.2 million and $4.4 million.

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

We recognize revenue on the sale of these credits at the time legal title to the credits is transferred to the purchasing party as automotive revenue in our Consolidated Statements of Operations. Revenue from the sale of regulatory credits totaled $302.3 million, $168.7 million, and $216.3 million for the years ended December 31, 2016, 2015 and 2014.

Additionally, we have entered into agreements with the State of Nevada and Storey County in Nevada that will provide abatements for sales and use taxes, real and personal property taxes, and employer excise taxes, discounts to the base tariff energy rates, and transferable tax credits. These incentives are available for the applicable periods beginning on October 17, 2014 and ending on June 30, 2034, subject to capital investments by Tesla and its partners for  Gigafactory 1 of at least $3.5 billion in the aggregate on or before June 30, 2024, and certain other conditions specified in the agreements. If we do not satisfy one or more conditions under the agreement, Tesla will be required to repay to the respective taxing authorities the amounts of the tax incentives incurred, plus interest. As of December 31, 2016, we have earned $45 million of transferable tax credits under these agreements. We record these credits as earned when we have evidence there is a market for their sale. Credits are applied as a cost offset to either employee expense or to capital assets, depending on the source of the credits. Credits earned from employee hires or capital spending by our partners at  Gigafactory 1 are recorded as a reduction to operating expenses.

Energy Generation and Storage Revenue

For solar energy systems and components sales wherein customers pay the full purchase price, either directly or through the Solar Loan program, revenue is recognized when we install a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met.  In instances where there are multiple deliverables in a single arrangement, we allocate the arrangement consideration to the various elements in the arrangement based on the relative selling price method. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in our consolidated balance sheets. However, any fees that are paid or payable by us to a Solar Loan lender would be recognized as an offset against solar energy systems and components sales revenue, in accordance with ASC 605-50, Customer Payments and Incentives.

For revenue arrangements where we are the lessor under operating lease agreements for solar energy systems, we record lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria are met. For incentives that are earned based on the amount of electricity generated by the system, we record revenue as the amounts are earned. The difference between the payments received and the revenue recognized is recorded as deferred revenue on our Consolidated Balance Sheets.

For solar energy systems where customers purchase electricity from us under power purchase agreements, we have determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term, as well as the fees charged for remote monitoring service, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2016, deferred revenue related to such customer payments amounted to $268.2 million. As of December 31, 2016, deferred revenue from rebates and incentives was not material.

We capitalize initial direct costs from the origination of solar energy system leases or power purchase agreements (the incremental cost of contract administration, referral fees and sales commissions) as an element of solar energy systems, leased and to be leased – net, and subsequently amortize these costs over the term of the related lease or power purchase agreement.

Service and Other Revenue

Services and other revenue consists of vehicle repair and maintenance services, vehicle service plans and merchandise, sales of pre-owned Tesla vehicles, sales of electric vehicle powertrain components and systems to other manufacturers, and sales of non-Tesla vehicle trade-ins.

Cost of Revenue

Automotive

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

Automotive Leasing

Cost of automotive leasing revenue includes primarily the amortization of operating lease vehicles over the lease term, as well as warranty expenses recognized as incurred.

Energy Generation and Storage

Energy generation and storage cost of revenue includes direct and direct material and labor costs, warehouse rent, freight, warranty expense, other overhead costs and amortization of certain acquired intangible assets.  In addition, where the arrangement is accounted for as operating leases, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems, and amortization of any initial direct costs.

Services and Other

Cost of services and other revenue includes direct parts, material and labor costs, manufacturing overhead associated with the sales of electric vehicle powertrain components and systems to other manufacturers, costs associated with providing maintenance and development services, and cost associated with sales of pre-owned vehicles.

Sales and other Use Taxes

Taxes assessed by various government entities, such as sales, use and value-added taxes, collected at the time of sale are excluded from Automotive net sales and revenue.

Transportation Costs

Amounts billed to customers related to shipping and handling are classified as automotive revenue, and related transportation costs are included in total cost of automotive revenues.

Research and Development Costs

Research and development costs are expensed as incurred.

Marketing, Promotional and Advertising Costs

Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in our Consolidated Statements of Operations. We incurred marketing, promotional and advertising costs of $48.0 million, $58.3 million and $48.9 million for the year ended December 31, 2016, 2015 and 2014, respectively.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on derivatives, our available-for-sale marketable securities, and foreign currency translation adjustment that have been excluded from the determination of net loss.

Stock-based Compensation

We recognize compensation expense for costs related to all share-based payments, including stock options, restricted stock units (RSUs) and our employee stock purchase plan (the ESPP). The fair value of stock options and the ESPP are estimated on the grant date and offering date using an option pricing model, respectively. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. Stock-based compensation associated with assumed awards as a result of the SolarCity acquisition is measured as of the acquisition date using the relevant assumptions and recognized on a straight-line basis over the remaining requisition service period, net of estimated forfeitures.

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, the stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of being met (see Note 15 – Equity Incentive Plans).

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that SolarCity enters into to finance the costs of solar energy systems under operating leases. We have determined that the contractual provisions of the funds represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the Hypothetical Liquidation Book Value (HLBV) method.  Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in our Consolidated Balance Sheets represent the amounts the third-parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and distributed to the third-parties. The third-parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in our Consolidated Balance Sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third-parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of our Consolidated Balance Sheets since these third-parties have the right to redeem their interests in the funds for cash or other assets.

Net Income (Loss) per Share of Common Stock Attributable to Common Stockholders

Our basic and diluted net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants as well as our Convertible Senior Notes, including the assumed awards and convertible notes from the SolarCity acquisition, using the treasury stock method or the if-converted method, as applicable, are not included when their effect is antidilutive.

The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share of common stock attributable to common stockholders for the periods, related to the following securities:

	Year Ended December 31,
	2016	2015	2014
Employee share based awards	12,091,473	15,592,736	14,729,749
Convertible senior notes	841,191	2,431,265	2,344,998
Warrants issued May 2013	262,702	1,049,791	921,985

Business Combinations

We account for business acquisitions under ASC 805, Business Combinations. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets, including intangible assets, liabilities assumed, including contingent liabilities, in an acquisition are measured initially at their fair values at the acquisition date. Any noncontrolling interests in the acquired business are also initially measured at fair value. We recognize goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the identifiable assets acquired and the liabilities assumed. We recognize a bargain purchase gain in other income and expense, net, in our Consolidated Statement of Operations, if the aggregate fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration. We include the results of operations of the business that we acquire as of the respective date of acquisition.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. We currently invest our cash equivalents primarily in money market funds.

Restricted Cash and Deposits

We maintain certain cash amounts restricted as to withdrawal or use. Current and noncurrent restricted cash as of December 31, 2016, and 2015 was comprised primarily of cash as collateral related to our sales to lease partners with a resale value guarantee and for letters of credit including for our real estate leases, and insurance policies. In addition, restricted cash as of December 31, 2016, includes cash received from certain fund investors that had not been released for use by us, cash held to service certain payments under various secured debt facilities, including management fees, principal and interest payments, and balances collateralizing outstanding letters of credit, outstanding credit card borrowing facilities and obligations under certain operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to sales of powertrain systems, sale of energy generation and storage products, receivables from financial institutions and leasing companies offering various financing products to our customers, regulatory credits to other automotive manufacturers, and from maintenance services on vehicles owned by leasing companies. We provide an allowance against amounts receivable to the amount we reasonably believe will be collected. We write off accounts receivable when they are deemed uncollectible.

We typically do not carry accounts receivable related to our vehicle and related sales as customer payments are due prior to vehicle delivery, except for the amounts due from commercial financial institutions for approved financing arrangements between our customers and the financial institutions.

Customer Notes Receivable

As part of the SolarCity acquisition, we acquired certain customer notes receivable under the legacy MyPower loan program.  The outstanding balances, net of any allowance for potentially uncollectible amounts, are presented on our Consolidated Balance Sheets as a component of prepaid expenses and other current assets for the current portion and as MyPower customer notes receivable, net of current portion, for the long-term portion. In determining the allowance and credit quality for customer notes receivable, we identify significant customers with known disputes or collection issues and also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of allowance for losses. As of December 31, 2016, there were no significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts was insignificant. Accordingly, we did not establish an allowance for losses against customer notes receivable. In addition, there were no material non-accrual or past due customer notes receivable as of December 31, 2016.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable, customer notes receivable and interest rate swaps. Our cash equivalents are primarily invested in money market funds with high credit quality financial institutions in the United States. At times, these deposits and securities may be in excess of insured limits.

As of December 31, 2016, and 2015, our accounts receivable were derived primarily from amounts to be received from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits, as well as the development and sales of powertrain components and systems to automotive original equipment manufacturers (OEMs). In addition, our accounts receivable were also derived from the sale of our energy generation and storage products, including any receivables from leasing solar energy systems as well as power purchase agreements.  The associated risk of concentration is mitigated by placing liens on the related solar energy systems.  The associated risk of concentration for interest rate swaps is mitigated by transacting with several highly rated multinational banks. We maintain reserves for any amounts that we consider to be uncollectable.

At December 31, 2016, one customer represented approximately 10% of our total accounts receivable balance. At December 31, 2015, the same customer represented approximately 15% of our total accounts receivable balance.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost for vehicles and energy storage products, which approximates actual cost on a first-in, first-out basis. In addition, cost for solar energy systems are recorded using actual cost.  We record inventory write-downs for excess or obsolete inventories based upon assumptions about on current and future demand forecasts. If our inventory on hand is in excess of our future demand forecast, the excess amounts are written off.

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

Operating Lease Vehicles

Vehicles delivered under our resale value guarantee program, vehicles that are leased as part of our leasing programs as well as any vehicles that are sold with a significant buy-back guarantee are classified as operating lease vehicles as the related revenue transactions are treated as operating leases. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected operating lease term. The total cost of operating lease vehicles recorded in the Consolidated Balance Sheets as of December 31, 2016 and 2015 was $3.53 billion and $2.00 billion. Accumulated depreciation related to leased vehicles as of December 31, 2016, and 2015 was $399.5 million and $216.5 million.

Solar Energy Systems, Leased and To Be Leased

We, through the acquisition of SolarCity, are the operating lessor of the solar energy systems under leases that qualify as operating leases. Our leases are accounted for in accordance with ASC 840, Leases. To determine lease classification, we evaluate lease terms to determine whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the useful life, or whether the present value of minimum lease payments exceed 90% of the fair value at lease inception. We utilize periodic appraisals to estimate useful life and fair values at lease inception, and residual values at lease termination. Solar energy systems are stated at cost, less accumulated depreciation.

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Solar energy systems leased to customers	30 to 35 years
Initial direct costs related to customer solar energy system lease acquisition costs	Lease term (20 years)

Solar energy systems held for lease to customers are installed systems pending interconnection with the respective utility companies and will be depreciated as solar energy systems leased to customers when the respective systems have been interconnected and placed in service. Solar energy systems under construction represents systems that are under installation, which will be depreciated as solar energy systems leased to customers when the respective systems are completed, interconnected and subsequently leased to customers. Initial direct costs related to customer solar energy system lease acquisition costs are capitalized and amortized over the term of the related customer lease agreements.

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are recognized at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery, equipment, vehicles and office furniture	2 to 12 years
Building and building improvements	20 to 30 years
Computer equipment and software	3 to 10 years

Depreciation for tooling is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the related assets. As of December 31, 2016, the estimated productive life for tooling was 250,000 vehicles based on our current estimates of production.

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease.

Upon the retirement or sale of our property, plant and equipment, the cost and related accumulated depreciation are removed from our Consolidated Balance Sheets and the resulting gain or loss is reflected in our Consolidated Statements of Operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase the functionality, output or expected life of the asset are capitalized and depreciated ratably to expense over the identified useful life. Land is not depreciated.

Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, net and is amortized over the life of the related assets.

Furthermore, we are deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of our involvement with the construction, our exposure to any potential cost overruns and our other commitments under the arrangements. In these cases, we recognize a build-to-suit lease asset under construction and a corresponding build-to-suit lease liability on our Consolidated Balance Sheets.

Long-Lived Assets Including Acquired Intangible Assets

We review property and equipment, long-term prepayments and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. We have made no material adjustments to our long-lived assets in any of the years presented.

Intangible assets with definite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets on a straight-line basis with definite lives over periods ranging from two to thirty years.

In-process research and development (IPR&D) is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort.  During the development period, we conduct an IPR&D impairment test annually and whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic, market, and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers.

Capitalization of Software Costs

For costs incurred in development of internal use software, we capitalize costs incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of three to ten years. We evaluate the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Foreign Currency

We determine the functional and reporting currency of each of our international subsidiaries and their operating divisions based on the primary currency in which they operate. In cases where the functional currency is not the US dollar, we recognize a cumulative translation adjustment created by the different rates we apply to accumulated deficits, including current period income or loss, and the balance sheet. For each subsidiary, we apply daily functional currency rate to their income or loss and the month end functional currency rate to translate the balance sheet.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other income (expense), net, in the Consolidated Statements of Operations. For the years ended December 31, 2016, 2015, and 2014 we recorded foreign currency transaction gains (loss) of $26.1 million, ($45.6) million and $2.0 million.

Warranties

We provide a manufacturer’s warranty on all new and certified pre-owned vehicles, production powertrain components and systems, and energy products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years.  We accrue a warranty reserve, which includes our best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to our warranty reserve in the future. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities and other, while the remaining amount is classified as long-term within other long-term liabilities.

Accrued warranty activity consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accrued warranty—beginning of period	$180,754	$129,043	$53,182
Assumed warranty liability from acquisition	31,366	—	—
Warranty costs incurred	(79,147)	(52,760)	(39,903)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(20,084)	1,470	18,599
Provision for warranty	153,766	103,001	97,165
Accrued warranty—end of period	$266,655	$180,754	$129,043

Our warranty reserves do not include projected warranty costs associated with our vehicles subject to lease accounting and solar energy systems under lease contracts or power purchase agreements, as the costs to repair these warranty claims are expensed as incurred. The warranty reserve increased primarily due to incremental vehicle deliveries, offset by actual claims and an overall decrease in accrual rates for vehicles, batteries, and drive units due to improved reliability.  In addition, for the year ended December 31, 2016, we also assumed warranty liabilities of $31.4 million as a result of the SolarCity acquisition.  For the year ended December 31, 2016 and December 31, 2015 warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $19.0 million and $9.5 million. Warranty expense is recorded as a component cost of revenue.

Solar Energy Systems Performance Guarantees

SolarCity guarantees certain specified minimum solar energy production output for certain solar energy systems leased or sold to customers, generally for a term of up to 30 years. We monitor the solar energy systems to ensure that these outputs are being achieved. We evaluate if any amounts are due to its customers and make any payments periodically as specified in the customer contracts. As of December 31, 2016, we had recorded liabilities of $6.6 million under accrued liabilities and other in our Consolidated Balance Sheet, relating to these guarantees based on our assessment of the current exposure.

Solar Renewable Energy Credits

We account for solar renewable energy credits, or SRECs, when they are purchased by us or sold to third parties. For SRECs generated by solar energy systems owned by us and minted by government agencies, we do not recognize any specifically identifiable costs for those SRECs as there are no specific incremental costs incurred to generate the SRECs. For SRECs purchased by us, we carry these SRECs at their cost, subject to impairment testing. We recognize revenue from the sale of an SREC when the SREC is transferred to the buyer, and the cost of the SREC, if any, is then recorded within cost of revenue.

Deferred ITCs Revenue

SolarCity has solar energy systems that are eligible for investment tax credits, or ITCs, that accrue to eligible property under the IRC. Under Section 50(d)(5) of the IRC and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming the ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of the ITCs. Under the lease pass-through fund arrangements, SolarCity can make a tax election to pass-through the ITCs to the investor, who is the legal lessee of the property. We are therefore able to monetize these ITCs to investors who can utilize them in return for cash payments. We consider the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. We therefore view the proceeds from the monetization of ITCs to be a component of revenue generated from solar energy systems.

For lease pass-through fund arrangements, SolarCity allocates a portion of the aggregate payments received from the investors to the estimated fair value of the assigned ITCs and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs is determined by discounting the estimated cash flows impacts of the ITCs using an appropriate discount rate that reflects a market interest rate.

We recognize the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the IRC if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. As we have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, we recognize revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on our Consolidated Balance Sheets, and subsequently, one-fifth of the monetized ITCs is recognized as revenue from operating leases and solar energy systems incentives in our Consolidated Statements of Operations on each anniversary of the solar energy system’s “placed in service date” over the next five years.

SolarCity guarantees their financing fund investors that in the event of a subsequent recapture of ITCs by the taxing authority due to our noncompliance with the applicable ITC guidelines, we would compensate them for any recaptured ITCs. We have concluded that the likelihood of a recapture event is remote and, consequently, have not recorded any liability in our Consolidated Balance Sheet for any potential recapture exposure.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The new guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect. In March 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued another ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued another ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are evaluating the impact of adopting this guidance.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted ASU 2014-15 as of December 31, 2016, but it did not impact our consolidated financial statements.

In April 2015, the FASB issued an ASU on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We have retrospectively adopted the ASU as of March 31, 2016, and as a result, on our December 31, 2015 Consolidated Balance Sheet, we reclassified $9.6 million as a reduction in prepaid expenses and other current assets, along with $15.0 million reduction in other assets, with a corresponding reduction in the aggregate carrying value of our long-term debt liabilities. Similarly, as a result of the change in carrying value of long term debt, $5.2 million was reclassified out of additional paid in capital and into mezzanine equity on our December 31, 2015 Consolidated Balance Sheet.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The ASU will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We are currently evaluating the potential impact of adopting the ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will become effective for us beginning with the first quarter of 2017. Upon adoption of the ASU, we plan to account for forfeitures as incurred. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. See Note 16, Income taxes, for additional information regarding the impact of the adoption of this guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230).  The ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the potential impact of adopting the ASU on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the potential impact of adopting the ASU on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The ASU requires the recognition of current and deferred income taxes for intra-entity transfers of assets other than inventory. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of the ASU on our consolidated financial statements.

Note 3 - Acquisition of SolarCity

Transaction Overview

On November 21, 2016 (the “Acquisition Date”), we completed our acquisition of SolarCity.  As of the acquisition date, our CEO was the chair of SolarCity’s Board of Directors.  Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), each issued and outstanding share of SolarCity common stock was converted into 0.110 (the “Exchange Ratio”) shares of Tesla common stock. SolarCity options and restricted stock unit awards were assumed by Tesla and converted into corresponding equity awards in respect of Tesla common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition.

Fair Value of Consideration Transferred

The acquisition date fair value of the consideration transferred totaled $2.1 billion, which consisted of the following (in thousands, except for share and per share amounts):

Total fair value of Tesla common stock issued (11,124,497 shares issued at $185.04 per share)	$2,058,477
Fair value of replacement Tesla stock options and restricted stock units for vested SolarCity awards	87,500
Total purchase price	$2,145,977

In addition, we also assumed unvested SolarCity awards of $95.9 million which will be recognized as stock-based compensation expense over the remaining requisite service period.  Per ASC 805, Business Combinations, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718, Compensation—Stock Compensation. As a result of our obligation to issue replacement awards, a portion of the fair-value-based measure of replacement awards is included in measuring the purchase consideration transferred in the business combination. To determine the portion of the replacement awards that is part of the purchase consideration, we measured the fair value of both the replacement awards and the historical awards as of the Acquisition Date, in accordance with ASC 718. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services had been rendered.

Transaction costs of $21.7 million were expensed as incurred in selling, general and administrative expense of our Consolidated Statements of Operations.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the acquisition using the purchase method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed based on their estimated fair values as of the Acquisition Date.

As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months) in 2017. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations.  Specifically, we used discounted cash flows model to value the acquired solar energy systems, leased and to be leased, as well as the noncontrolling interests in subsidiaries.  Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates.  The finalization of the purchase accounting assessment may result in a change in the valuation of asset acquired, liabilities assumed and taxes may have a material impact on our results of operations and financial position.

The preliminary allocation of the purchase price is based on management’s estimate of the acquisition-date fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$213,523
Accounts receivable	74,619
Inventory	191,878
Solar energy systems, leased and to be leased	5,781,496
Property, plant and equipment	1,056,312
MyPower notes, net of current portion	509,712
Restricted cash	129,196
Intangible assets	356,510
Prepaid expenses and other assets, current and non-current	199,864
Total assets acquired	$8,513,110
Liabilities assumed:
Accounts payable	$230,078
Accrued liabilities	238,590
Debt and capital leases, current and non-current	3,403,840
Financing obligations	121,290
Deferred revenue, current and non-current	271,128
Other liabilities	950,423
Total liabilities assumed	$5,215,349
Net assets acquired	$3,297,761

Noncontrolling interests redeemable and non-redeemable	$1,066,517
Capped call options associated with 2014 convertible notes	(3,460)
Total net assets acquired	$2,234,704
Gain on acquisition of SolarCity Corporation	(88,727)
Total purchase price	$2,145,977

The total preliminary purchase allocation reflects our preliminary estimates and is subject to revision as additional information in relation to the fair value of the inventories, solar energy systems, leased to be leased, identifiable intangible assets, deferred revenue, deferred taxes, and noncontrolling interests assumed becomes available.

Gain on acquisition

The accounting guidance requires that a gain resulting from the fair value of acquired net assets being greater than the consideration paid to acquire the net assets be recorded as a gain included in the results of operations on the acquisition date. We recognized a gain on acquisition of $88.7 million in the fourth quarter of 2016, which is recorded in other income (expense), net on our Consolidated Statements of Operations.

We reassessed the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The primary factor contributing to the gain relates to the change in the overall price of our common stock from the time that the Merger Agreement was executed on July 31, 2016 to the acquisition date.  During this time, our stock price decreased from $230.01 to $185.04, which in turn reduced the fair value of the consideration.

Identifiable intangible assets

A preliminary assessment of the fair value of identified intangible assets and their respective useful lives are as follows (in thousands, except for estimated useful life):

	As of December 31, 2016
	Approximate Fair Value	Estimated Useful Life (in years)
Developed technology	$113,361	7
Trade name	43,500	5
Favorable contracts and leases, net	112,817	15
IPR&D	86,832	N/A
Total intangible assets	$356,510

Acquired in-process research and development (IPR&D) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. If the research and development effort associated with the IPR&D is successfully completed and commercial feasibility is reached, then the IPR&D intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed.  The research and development efforts associated with these IPR&D intangible assets are expected to be completed in the second half of 2017.  The fair value of the IPR&D is determined using the replacement cost method under the cost approach. The replacement cost is estimated based on the historical acquisition cost of the technology and historical R&D expenses incurred, adjusted for an estimated developer’s profit, opportunity cost and obsolescence factor in accordance with accepted valuation methodologies.  At the time of acquisition, we expect that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and testing the technology for viability in manufacturing. If commercial viability were not achieved, we would likely look to other alternative technologies. If the related R&D project is not completed in a timely manner or the R&D project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.

Unaudited Pro Forma Financial Information

Our consolidated financial statements for 2016 include SolarCity’s results of operations from the Acquisition Date through December 31, 2016. Net revenues and operating loss attributable to SolarCity during this period and included in our consolidated financial statements were $84.1 million and $68.2 million, respectively.

The following unaudited pro forma information gives effect to the acquisition of SolarCity as if the acquisition had occurred on January 1, 2015 and had been included in our Consolidated Statements of Operations for 2015 and 2016.

	Year Ended
	2016	2015

Revenue	$7,539,077	$4,354,324
Net loss attributable to common stockholders	(609,395)	(1,017,223)
Net loss per share of common stock, basic and Diluted	$(4.23)	$(7.30)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	144,212	139,327

The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information includes adjustments to amortization and depreciation for solar energy systems, leased to be leased, intangible assets acquired, the effect of acquisition on deferred revenue and noncontrolling interests, and transaction costs related to the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition. Consequently, actual results will differ from the unaudited pro forma financial information presented.

Note 4 – Intangible Assets

Information regarding our acquired intangible assets is as follows (in thousands):

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$113,361	$(1,740)	$111,621
Trade name	43,500	(967)	42,533
Favorable contracts and leases, net	112,817	(864)	111,953
Other	26,679	(3,473)	23,206
Total finite-lived intangible assets:	$296,357	$(7,044)	$289,313
Indefinite-lived intangible assets:
IPR&D	86,832	—	86,832
Total infinite-lived intangible assets:	86,832	—	86,832
Total intangible assets	$383,189	$(7,044)	$376,145

As of December 31, 2016, total future amortization expense for intangible assets is estimated as follows (in thousands):

Total
2017	$33,843
2018	33,843
2019	33,843
2020	33,843
2021	32,878
Thereafter	121,063
Total	$289,313

Note 5 - Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for determining the fair value of certain of our assets and liabilities, we follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets and financial liabilities that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities and interest rate swaps.

As of December 31, 2016 and 2015, the fair value hierarchy for our financial assets and financial liabilities that are carried at fair value was as follows, and unrealized gains (losses) on financial assets and liabilities presented in the table below for all periods presented were less than $1.0 million (in thousands):

	December 31, 2016				December 31, 2015
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,226,322	$2,226,322	$—	$—	$297,810	$297,810	$—	$—
U.S. treasury bills	—	—	—	—	16,664	16,664	—	—
Interest rate swaps	1,490	—	1,490	—	—	—	—	—
Total	$2,227,812	$2,226,322	$1,490	$—	$314,474	$314,474	$—	$—

All of our cash equivalents and current restricted cash, which are comprised primarily of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or market prices for identical securities. Our restricted short-term marketable securities are classified within Level I of the fair value hierarchy.

We have classified the interest rate swaps within Level II because their fair values are determined using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

During the years ended December 31, 2016 and 2015, there were no transfers between the levels of the fair value hierarchy.

Derivative Financial Instruments

Cash Flow Hedges

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

We document each hedge relationship and assess its initial effectiveness at the inception of the hedge contract and we measure its ongoing effectiveness on a quarterly basis using regression analysis. During the term of an effective hedge contract, we record gains and losses within accumulated other comprehensive income (loss). We reclassify these gains or losses to costs of automotive revenues in the period the related finished goods inventory is sold or as cost of automotive leasing revenue over the depreciation period for those sales accounted for as leases. Although our contracts are considered effective hedges, we may experience small amounts of ineffectiveness due to timing differences between our actual inventory purchases and the settlement date of the related foreign currency forward contracts. We have recorded no amounts related to hedge ineffectiveness within other income (expense), net in our Consolidated Statements of Operations, during the years ended December 31, 2016 and 2015.

There were no outstanding hedging contracts as of December 31, 2016.  The net notional amount of these contracts was $322.6 million at December 31, 2015. Outstanding contracts are recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value within prepaid expenses and other current assets or within accrued liabilities and other, depending on our net position. The net gain of $5.6 million in accumulated other comprehensive income (loss) as of December 31, 2016, is expected to be recognized to costs of automotive sales in the period the related finished goods inventory is sold or over the depreciation period for those sales accounted for as leases in the next twelve months. The total fair values of foreign currency contracts designated as cash flow hedges as of December 31, 2016 and December 31, 2015 was zero and $7.3 million and was determined using Level II inputs and recorded in prepaid expenses and other current assets on our Consolidated Balance Sheets. During the year ended December 31, 2016, we reclassified $44.9 million of gains from accumulated other comprehensive income (loss) into cost of automotive revenue.  No amounts were reclassified from accumulated other comprehensive income (loss) into earnings for the year ended December 31, 2015.

Interest Rate Swaps

SolarCity enters into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by its lenders. These interest rate swaps are not designated as hedging instruments. Accordingly, all interest rate swaps are recognized at fair value on our Consolidated Balance Sheets within other assets or other long-term liabilities, with any changes in fair value recognized as other income (expense), net in our Consolidated Statements of Operations and with any cash flows recognized as investing activities in our Consolidated Statements of Cash flows. As of December 31, 2016, the aggregate notional amount of these interest rate swaps, the gross asset at fair value, and the gross liability at fair value was $789.6 million, $10.6 million, and $12.1 million, respectively.  During the year ended December 31, 2016, we recognized $7.0 million of gains related to these interest rate swaps.

Fair Value Disclosure

Our financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, accrued liabilities, customer deposits, convertible senior notes, participation interest, solar asset-backed notes, solar loan-backed notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, convertible senior notes, the participation interest, solar asset-backed notes, Solar Bonds, and long-term debt approximated their fair value.

We estimate the fair value of convertible senior notes based on a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk (Level II).  In addition, we estimate the fair value of customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes and Solar Bonds based on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents their estimated fair values and their carrying values (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
MyPower customer notes receivable	$513,002	$513,002	—	—
Convertible senior notes	2,957,288	3,205,641	$2,505,868	$3,423,257
Participation interest	16,713	15,025	—	—
Solar asset-backed notes	442,764	428,551	—	—
Solar loan-backed notes	137,024	132,129	—	—

Note 6 - Inventory

As of December 31, 2016 and 2015, our inventory consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Raw materials	$680,339	$528,935
Work in process	233,746	163,830
Finished goods	1,016,731	476,512
Service parts	136,638	108,561
Total	$2,067,454	$1,277,838

Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, pre-owned Tesla vehicles, and energy storage products.

For solar energy systems, leased and to be leased, we commence transferring component parts from inventory to construction in progress, a component of solar energy systems, leased and to be leased, once a lease contract with a customer has been executed and installation has been initiated. Additional costs incurred on the leased systems, including labor and overhead, are recorded within construction in progress.

We write down inventory as a result of excess and obsolete inventories, or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2016, 2015 and 2014, we recorded write-downs of $52.8 million, $44.9 million and $15.6 million in cost of revenues.

Note 7 – Solar Energy Systems, Leased and To Be Leased – Net

Solar energy systems, leased and to be leased, net consisted of the following (in thousands):

December 31,
2016
Solar energy systems leased to customers	$5,052,976
Initial direct costs related to customer solar energy system lease acquisition costs	12,774
$5,065,750
Less: accumulated depreciation and amortization	(20,157)
$5,045,593
Solar energy systems under constructions	460,913
Solar energy systems to be leased to customers	413,374
Solar energy systems, leased and to be leased – net (1)(2)	$5,919,880

(1)	Included in solar energy systems leased to customers as of December 31, 2016, was $36.0 million related to capital leased assets with an accumulated depreciation of $0.2 million.
(2)	Included in solar energy systems, leased and to be leased, as of December 31, 2016, was $21.3 million related to energy storage systems with an accumulated depreciation of $0.1 million.

Note 8 - Property, Plant and Equipment

As of December 31, 2016 and 2015, our property, plant and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Machinery, equipment, vehicles and office furniture	$2,154,367	$1,694,910
Tooling	794,793	550,902
Leasehold improvements	505,295	338,392
Land and buildings	1,079,452	521,537
Computer equipment, hardware and software	275,655	175,512
Construction in progress	2,147,332	693,207
Other	23,548	—
	$6,980,442	$3,974,460
Less: Accumulated depreciation and amortization	(997,485)	(571,126)
Total	$5,982,957	$3,403,334

Construction in progress is comprised primarily of tooling and equipment related to the manufacturing of our vehicles, a portion of Gigafactory 1 construction, and related capitalized interest. In addition, construction in progress also included certain build-to-suit lease arrangement for the Buffalo manufacturing facilities acquired through our SolarCity acquisition during the fourth quarter of 2016.  Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included in property, plant and equipment, net, and is amortized over the life of the related assets. During the years ended December 31, 2016 and 2015, we capitalized $46.7 million and $41.5 million of interest expense, respectively.

We are sometimes involved in construction at our leased facilities primarily related to retail stores, service centers, and certain manufacturing facilities. In accordance with ASC 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets and land during the construction period. Accordingly, upon commencement of our construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease and included in building and building improvements in the table above.

In addition, as part of the SolarCity acquisition, we assumed a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, for the construction located in Buffalo, New York. See Note 17, Commitment and contingencies, for Build-to-Suit lease arrangement with the Foundation.

As of December 31, 2016 and December 31, 2015, the table above includes $1.32 billion and $206.1 million of build-to-suit assets. As of December 31, 2016 and December 31, 2015, corresponding financing obligations of $3.8 million and $1.3 million are recorded in accrued liabilities and $1.3 billion and $201.3 million are recorded in other long-term liabilities.

Depreciation and amortization expense during the years ended December 31, 2016, 2015 and 2014 were $477.3 million, $278.7 million and $155.9 million. Total property and equipment assets under capital lease as of December 31, 2016 and 2015 were $112.6 million and $58.1 million. Accumulated depreciation related to assets under capital lease as of these dates were $40.2 million and $22.7 million.

We have incurred $825.3 million and $317.5 million of costs for our Gigafactory 1 as of December 31, 2016 and 2015.

Note 9 – Non-cancellable Operating Lease Payments Receivable

As of December 31, 2016, future minimum lease payments to be received from customers under non-cancellable operating leases for each of the next five years and thereafter were as follows (in thousands):

2017	$279,420
2018	250,791
2019	191,729
2010	147,989
2021	145,423
Thereafter	2,122,127
Total	$3,137,479

The above table does not include vehicle sales to customers or leasing partners with a resale value guarantee as the cash payments were received upfront.

In addition, we assumed through our acquisition of SolarCity and will continue to enter into power purchase agreements with our customers that are accounted for as leases. These customers are charged solely based on actual power produced by the installed solar energy system at a predefined rate per kilowatt-hour of power produced. The future payments from such arrangements are not included in the above table as they are a function of the power generated by the related solar energy systems in the future. Furthermore, the above table does not include performance-based incentives receivable from various utility companies. The amount of contingent rentals recognized as revenue for the years presented were not material.

Note 10 - Accrued Liabilities and Other

As of December 31, 2016 and 2015, our accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued purchases	$585,019	$140,540
Payroll and related costs	218,792	86,859
Taxes payable	152,897	101,206
Financing obligation, current portion	52,031	—
Accrued warranty and other	201,289	94,193
Total	$1,210,028	$422,798

Taxes payable includes Value Added Tax, sales tax, property tax, use tax and income tax payables.

Accrued purchases reflect primarily liabilities related to the construction of Gigafactory 1, along with engineering design and testing accruals. As these services are invoiced, this balance will reduce and accounts payable will increase.

Note 11 – Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued warranty reserve, net of current portion	$149,858	$117,057
Build-to-suit lease liability, net of current portion	1,323,293	201,389
Deferred rent expense	36,966	17,342
Financing obligation, net of current portion	84,360	—
Liability for receipts from an investor	76,828	—
Other noncurrent liabilities	220,144	29,188
Total long-term liabilities	$1,891,449	$364,976

For additional detail on build-to-suit lease liability, net of current portion, please see Note 8, Property, plan, and equipment.

The liability for receipts from an investor represents amounts received from an investor under a lease pass-through fund arrangement for monetization of ITCs for assets not yet placed in service. This amount is reclassified to deferred revenue when the assets are placed in service.

Note 12 - Customer Deposits

Customer deposits primarily consist of cash payments from customers at the time they place an order for a vehicle and additional payments up to the point of delivery including the fair value of customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model and country of delivery. Customer deposits are fully refundable up to the point the vehicle is placed into the production cycle. Customer deposits are included in current liabilities until refunded or until they are applied to a customer’s purchase balance at time of delivery.

As of December 31, 2016 and 2015, we held $663.9 million and $283.4 million in customer deposits. The increase is primarily due to Model 3 deposits.

Note 13 - Convertible and Long-term Debt Obligations

The following is a summary of our debt as of December 31, 2016 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Dates
Recourse debt:
1.5% Convertible Senior Notes due in 2018	$205,013	$196,229	—	—	1.5%	June 2018
0.25% Convertible Senior Notes due in 2019	920,000	—	827,620	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021	1,380,000	—	1,132,029	—	1.25%	March 2021
Credit Agreement	969,000	—	969,000	181,000	1% plus LIBOR	June 2020
Secured Revolving Credit Facility	364,000	366,247	—	24,305	4.0%-6.0%	January 2017 - December 2017
Vehicle and Other Loans	23,771	17,235	6,536	—	2.9%-7.6%	March 2017 - June 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	212,223	—	2.8%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	483,820	—	1.6%	November 2019
Zero-coupon Convertible Senior Notes due in 2020	113,000	—	89,418	—	0.0%	December 2020
Solar Bonds	332,060	181,582	148,948	*	1.1%-6.5%	January 2017 - January 2031
Total recourse debt	5,102,844	761,293	3,869,594	205,305
Non-recourse debt:
Warehouse Agreement	390,000	73,708	316,292	210,000	Various	September 2018
Canada Credit Facility	67,342	18,489	48,853	—	3.6%- 4.5%	December 2020
Term Loan due in December 2017	75,467	75,715	—	52,173	4.2%	December 2017
Term Loan due in January 2021	183,388	5,860	176,169	—	4.5%	January 2021
MyPower Revolving Credit Facility	133,762	133,827	—	56,238	4.1%-6.6%	January 2017
Revolving Aggregation Credit Facility	424,757	—	427,944	335,243	4.0%-4.8%	December 2018
Solar Renewable Energy Credit Term Loan	38,124	12,491	26,262	—	6.6%-9.9%	April 2017 - July 2021
Cash Equity Debt I	119,753	3,272	115,464	—	5.7%	July 2033
Cash Equity Debt II	206,901	5,376	189,424	—	5.3%	July 2034
Cash Equity Debt III	170,000	4,994	161,853		5.8%	January 2035
Solar Asset-backed Notes, Series 2013-1	41,899	3,329	38,346	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	60,768	3,016	57,417	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	186,851	7,055	173,625	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	119,199	1,511	110,238	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	50,119	1,202	47,025	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	140,586	3,514	133,510	—	4.8%-Class A 6.9%-Class B	September 2048
Total non-recourse debt	2,408,916	353,359	2,022,422	653,654
Total debt	$7,511,760	$1,114,652	$5,892,016	$858,959

*	Out of the $350.0 million authorized to be issued, $17.9 million remained available to be issued. See below and Note 21, Related Party Transactions, for Solar Bonds issued to related parties.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. As of December 31, 2016, we were in compliance with all financial debt covenants. Our debt is described further below.

Recourse Debt Facilities:

Tesla Debt Facilities:

0.25% and 1.25% Convertible Senior Notes due in 2019 and 2021 and Bond Hedge and Warrant Transactions

In March 2014, we issued $800.0 million principal amount of 0.25% convertible senior notes due in 2019 (2019 Notes) and $1.20 billion principal amount of 1.25% convertible senior notes due in 2021 (2021 Notes) in a public offering. In April 2014, we issued an additional $120.0 million aggregate principal amount of 2019 Notes and $180.0 million aggregate principal amount of 2021 Notes, pursuant to the exercise in full of the overallotment options of the underwriters of our March 2014 public offering. The total net proceeds from these offerings, after deducting transaction costs, were approximately $905.8 million from 2019 Notes and $1.36 billion from 2021 Notes. We incurred $14.2 million and $21.4 million of debt issuance costs in connection with the 2019 Notes and the 2021 Notes, and are amortizing to interest expense using the effective interest method over the contractual terms of these notes. In April 2015, the FASB issued new authoritative accounting guidance on simplifying the presentation of debt issuance costs, which we retrospectively adopted as of March 31, 2016 and reclassified debt issuance costs in connection with the notes to related debt liability. The interest rates are fixed at 0.25% and 1.25% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014.

Each $1,000 of principal of these notes is initially convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of approximately $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their notes at their option on or after December 1, 2018 for the 2019 Notes and on or after December 1, 2020 for the 2021 Notes. Further, holders of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances: (1) during any fiscal quarter beginning after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the applicable notes on each applicable trading day; (2) during the five business day period following any five consecutive trading day period in which the trading price for the applicable notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion of the 2019 Notes, we would pay or deliver as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon conversion of the 2021 Notes, we would pay the holders in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the fourth quarter of 2016, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our 2019 Notes and 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of these notes to convert have been met as of December 31, 2016. Therefore, the 2019 Notes and 2021 Notes are not convertible during the first quarter of 2017 and are classified as long-term debt. Should the closing price conditions be met in the first quarter of 2016 or a future quarter, the 2019 and/or the 2021 Notes will be convertible at their holders’ option during the immediately following quarter. As of December 31, 2016, the if-converted value of the 2019 Notes and 2021 Notes did not exceed the principal value of those notes.

As of December 31, 2015, the carrying value and the outstanding principal of our 2019 Notes are $788.0 million and $920.0 million, respectively.  As of December 31, 2015, the carrying value and the outstanding principal of our 2021 Notes are $1.08 billion and $1.38 billion, respectively.

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

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 5.6 million shares of our common stock at a price of approximately $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 2.2 million shares of our common stock at a price of $512.66 for the 2019 Notes and a total of approximately 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in cash proceeds from the sale of these warrants. Similarly, in connection with the issuance of additional notes in April 2014, we entered into convertible note hedge transactions and paid an aggregate $78.7 million. In addition, we sold warrants to purchase (subject to adjustment for certain specified events) a total of approximately 0.3 million shares of our common stock at a price of $512.66 per share for the warrants relating to 2019 Notes, and a total of approximately 0.5 million shares of our common stock at a strike price of $560.64 per share for the warrants relating to 2021 Notes. We received aggregate proceeds of approximately $50.8 million from the sale of the warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution and/or offset potential cash payments upon the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share in the case of warrants relating to 2019 Notes and from $359.87 to $560.64 in the case of warrants relating to 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheet as of December 31, 2016.

1.50% Convertible Senior Notes due in 2018 and Bond Hedge and Warrant Transactions

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

As of December 31, 2015, the carrying value and the outstanding principal of our 2018 Notes are $612.5 million and $659.8 million, respectively.

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

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase initially (subject to certain specified events) a total of approximately 5.3 million shares of our common stock at a price of approximately $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to certain specified events) a total of approximately 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheet as of December 31, 2016.

During the fourth quarter of fiscal 2016, the closing price of our common stock exceeded 130% of the applicable conversion price of our 2018 Notes on at least 20 of the last 30 consecutive trading days of such quarter; therefore, holders of 2018 Notes may convert their notes during the first quarter of fiscal 2017. As such, we classified the $196.2 million carrying value of our 2018 Notes as current liabilities and classified $8.8 million, representing the difference between the aggregate principal of our 2018 Notes of $205.0 million and the carrying value of 2018 Notes, as mezzanine equity on our Consolidated Balance Sheet as of December 31, 2016. Should the closing price conditions be met in a future quarter, 2018 Notes will be convertible at their holders’ option during the immediately following quarter.

During fiscal 2016, we repaid $454.7 million in aggregate principal amount of our 2018 Notes pursuant to conversions by their holders.  As of December 31, 2016, we had remaining outstanding $205.0 million in aggregate principal amount of the 2018 Notes. As of December 31, 2016, there were also outstanding a corresponding amount of convertible note hedge transactions, as well as warrants to issue up to 2.2 million shares at $184.48 per share as of December 31, 2016, in each case issued in connection with the offering of the 2018 Notes.

Asset-Based Credit Agreement

In June 2015, we entered into a senior secured asset-based revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”), which we may draw upon as needed. In October 2015, lenders increased their total funding commitments to us under the Credit Facility by up to an additional $250.0 million, subject to certain conditions, for total commitments up to $750 million. In addition, the Credit Agreement provides for a $200.0 million letter of credit sub-facility and a $40.0 million swing-line loan sub-facility. The Credit Agreement is collateralized by a pledge of certain of our accounts receivable, inventory, and equipment, and availability under the Credit Agreement is based on the value of such assets, as reduced by certain reserves. During fiscal 2016, we amended the Credit Agreement and increased the availability and the commitments under the Credit Agreement from $750.0 million to $1.2 billion.

Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. Interest is payable quarterly. The Credit Agreement terminates, and all outstanding loans become due and payable, in June 2020. As of December 31, 2016, we had $969.0 million borrowings under the Credit Facility and zero borrowings under the swing-line loan sub-facility.

As of December 31, 2015, we had $135.0 million in borrowings under the Credit Facility.

We are required to meet various covenants, including meeting certain reporting requirements, such as the completion and presentation of audited Consolidated Financial Statements for our borrowings. As of December 31, 2016 we were in compliance with all covenants contained in the Credit Agreement.

Assumed Debt from our SolarCity Acquisition:

Secured Revolving Credit Facility

SolarCity has entered into a revolving credit agreement with a syndicate of banks to fund working capital, letters of credit and general corporate needs. Borrowed funds bear interest, at our option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The secured revolving credit facility is secured by certain of SolarCity’s accounts receivable, inventory, machinery, equipment and other assets.

Vehicle and Other Loans

SolarCity has entered into various vehicle and other loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed.

2.75% Convertible Senior Notes Due In 2018

In October 2013, SolarCity issued $230.0 million in aggregate principal of 2.75% convertible senior notes due on November 1, 2018 through a public offering.

Each $1,000 of principal of the convertible senior notes is now convertible into 1.7838 shares of our common stock, which is equivalent to a conversion price of $560.64 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of our common stock, occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 2.3635 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $423.10 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes.

1.625% Convertible Senior Notes Due in 2019

In September 2014, SolarCity issued $500.0 million and in October 2014, SolarCity issued an additional $66.0 million in aggregate principal of 1.625% convertible senior notes due on November 1, 2019 through a private placement

Each $1,000 of principal of the convertible senior notes is now convertible into 1.3169 shares of our common stock, which is equivalent to a conversion price of $759.36 per share, subject to the same adjustment mechanism as discussed above. The maximum conversion rate is capped at 1.7449 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $573.10 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes.

In connection with the issuance of the convertible senior notes in September 2014 and in October 2014, SolarCity entered into capped call option agreements to reduce the potential equity dilution upon conversion of the convertible senior notes. Specifically, upon the exercise of the capped call options, we would now receive shares of our common stock equal to 745,377 shares multiplied by (a) (i) the lower of $1,146.18 or the then market price of our common stock less (ii) $759.36 and divided by (b) the then market price of our common stock. The results of this formula are that we would receive more shares as the market price of our common stock exceeds $759.36 and approaches $1,146.18, but we would receive fewer shares as the market price of our common stock exceeds $1,146.18. Consequently, if the convertible senior notes are converted, then the number of shares to be issued by us would be effectively partially offset by the shares received by us under the capped call options as they are exercised. We can also elect to receive the equivalent value of cash in lieu of shares. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019, and the formula above would be adjusted in the event of a merger; a tender offer; nationalization; insolvency; delisting of our common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events; or an announcement of certain of the preceding actions. Although intended to reduce the net number of shares issued after a conversion of the convertible senior notes, the capped call options were separately negotiated transactions, are not a part of the terms of the convertible senior notes, do not affect the rights of the convertible senior note holders and will take effect regardless of whether the convertible senior notes are actually converted. The capped call options meet the criteria for equity classification because they are indexed to our common stock and we always control whether settlement will be in shares or cash.

Zero-Coupon Convertible Senior Notes Due in 2020

In December 2015, SolarCity issued $113.0 million in aggregate principal of zero-coupon convertible senior notes due on December 1, 2020 through a private placement. $13.0 million of the convertible senior notes were issued to related parties and are separately presented on the Consolidated Balance Sheets (see Note 21, Related Party Transactions).

Each $1,000 of principal of the convertible senior notes is now convertible into 3.3333 shares of our common stock, which is equivalent to a conversion price of $300.00 per share, subject to the same adjustment mechanism as discussed above. The maximum conversion rate is capped at 4.2308 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $236.36 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes. On or after June 30, 2017, the convertible senior notes will be redeemable by us in the event that the closing price of our common stock exceeds 200% of the conversion price for 45 consecutive trading days ending within three trading days of such redemption notice at a redemption price of par plus accrued and unpaid interest to, but excluding, the redemption date

Solar Bonds

In October 2014, SolarCity commenced issuing Solar Bonds, which are senior unsecured obligations of SolarCity that are structurally subordinate to the indebtedness and other liabilities of SolarCity’s subsidiaries. Solar Bonds have been issued under multiple series that have various fixed terms and interest rates. In September 2015, SolarCity commenced issuing Solar Bonds with variable interest rates that reset quarterly and that can be redeemed quarterly at the option of the bondholder or us, with 30-day advance notice.

In March 2016, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 4.40% Solar Bonds due in March 2017. In June 2016, SpaceX purchased an additional $75.0 million in aggregate principal amount of 4.40% Solar Bonds due in June 2017.

In August 2016, our Chief Executive Officer, SolarCity’s Chief Executive Officer and SolarCity’s Chief Technology Officer purchased $100.0 million in aggregate principal amount of 6.50% Solar Bonds due in February 2018

SpaceX, our Chief Executive Officer, SolarCity’s Chief Executive Officer and SolarCity’s Chief Technology Officer were considered related parties; SolarCity has also issued Solar Bonds to other related parties; and such Solar Bonds are separately presented on the Consolidated Balance Sheets (see Note 21, Related Party Transactions).

Non-Recourse Debt Facilities

Canada Credit Agreement

In December 2016, we entered into a Credit Agreement with Royal Bank of Canada (the “Canada Credit Agreement”). Under the Credit Agreement, we borrowed $67.3 million which is secured by an interest in certain vehicle leases. Amount drawn under the Canada Credit agreement has a rate range of 3.6% to 4.5% and are subject to various customary events of default, covenants and limitations, including an advance rate limit and a required reserve account.  The term of the loan is reflective of the term of the underlying vehicle leases, up to 48 months.

Warehouse Agreement

In August 2016, we entered into a Loan and Security Agreement (the “Warehouse Agreement”) with Deutsche Bank as administrative agent and a committed lender.  Under the Warehouse Agreement, which supports the Tesla Finance direct vehicle leasing program, and is secured by an interest in certain leases and vehicles under such program, we were initially entitled to borrow up to $300.0 million in total principal amount. In December 2016, we amended the Warehouse Agreement and increased the total facility limit to $600.0 million. Subject to extension in accordance with the terms of the Warehouse Agreement, the ability to draw under the Warehouse Agreement expires on August 31, 2017, and the full amount outstanding under the Warehouse Agreement is due September 20, 2018. As of December 31, 2016, we had $390.0 million in borrowings outstanding under the Warehouse Agreement.

Amounts drawn under the Warehouse Agreement generally bear interest at a rate based on LIBOR plus a fixed margin. We are subject to various customary events of default and financial, lease portfolio performance and other covenants and limitations, including an advance rate limit, a required reserve account,  and various performance triggers and excess concentration limits.

Pursuant to the Warehouse Agreement, an undivided beneficial interest in the future cash flows arising from certain leases and the related leased vehicles has been sold for legal purposes but continues to be reported in our consolidated financial statements.  The interest in the future cash flows arising from these leases and the related vehicles is not available to pay the claims of our creditors other than pursuant to obligations to the lenders under the Warehouse Agreement. We retain the right to receive the excess cash flows not needed to pay obligations under the Warehouse Agreement.

Assumed Debt from our SolarCity Acquisition:

Term Loan Due in December 2017

On March 31, 2016, a subsidiary of SolarCity entered into an agreement for a term loan of $50.0 million. The term loan bears interest at an annual rate of the lender’s cost of funds plus 3.25%. The fee for undrawn commitments is 0.85% per annum. The term loan is secured by substantially all of the assets and cash flows of the subsidiary and is non-recourse to our other assets or cash flows.

Term Loan Due in January 2021

In January 2016, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a term loan of $160.0 million. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to our other assets.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of SolarCity entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility initially provided up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. The Class A notes bear interest at an annual rate of (i) for the first $160.0 million, 2.50% and (ii) for the remaining $40.0 million, 3.00%; in each case, plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments under the Class A notes is 0.50% per annum for the first $160.0 million of undrawn commitments and 0.75% per annum for the remaining $40.0 million of undrawn commitments, if any. The fee for undrawn commitments under the Class B notes is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to SolarCity or its subsidiaries under MyPower customer loans and is non-recourse to our other assets. On January 27 2017, the MyPower revolving credit facility matured, and the total outstanding principal amount was fully repaid.

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a revolving aggregation credit facility with a total committed amount of $500.0 million. On March 23, 2016, the agreement was amended to modify the interest rates, extend the availability period and extend the maturity date. The revolving aggregation credit facility bears interest at an annual rate of 3.25% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at our option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets and cash flows of certain subsidiaries of SolarCity and is non-recourse to our other assets or cash flows.

Solar Renewable Energy Credit Term Loan

On March 31, 2016, a subsidiary of SolarCity entered into an agreement for a term loan of $15.0 million. The term loan bears interest at an annual rate of one-month LIBOR plus 9.00% or, at our option, 8.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to our other assets.

On July 14, 2016, the same subsidiary entered into an agreement for another term loan with a total committed amount of $36.4 million. The term loan bears interest at an annual rate of one-month LIBOR plus 5.75% or, at our option, 4.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to our other assets.

From the acquisition date through December 31, 2016, SolarCity repaid $1.3 million of the principal outstanding under the term loans.

Cash Equity Debt I

In connection with the cash equity financing on May 2, 2016, SolarCity issued $121.7 million in aggregate principal of debt that bears interest at a fixed rate of 5.65% per annum. This debt is secured by, among other things, the interests in certain financing funds and is non-recourse to our other assets.

Cash Equity Debt II

In connection with the cash equity financing on September 8, 2016, SolarCity issued $210.0 million in aggregate principal of debt that bears interest at a fixed rate of 5.25% per annum. This debt is secured by, among other things, the interests in certain financing funds and is non-recourse to our other assets.

Cash Equity Debt III

In connection with the cash equity financing on December 16, 2016, we issued $170.0 million in aggregate principal of debt that bears interest at a fixed rate of 5.81% per annum. This debt is secured by, among other things, our interests in certain financing funds and is non-recourse to our other assets.

Solar Asset-backed Notes, Series 2013-1

In November 2013, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a Special Purpose Entity (SPE) and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to investors. The SPE is wholly owned by SolarCity and is consolidated in our financial statements.  As of December 31, 2016, these solar assets had a carrying value of $93.0 million and are included under solar energy systems, leased and to be leased, net, in the Consolidated Balance Sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of ours. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of ours, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

In connection with the pooling of the assets that were transferred to the SPE in November 2013, SolarCity terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing and any amounts outstanding from the lease pass-through arrangement were recorded as a lease pass-through financing obligation. The balance that was then outstanding from the lease pass-through arrangement was $56.4 million. SolarCity paid the investor an aggregate of $40.2 million, and the remaining balance is to be paid over time. The remaining balance is paid using the net cash flows generated by the same assets previously leased under the lease pass-through arrangement, after payment of the principal and interest on the Solar Asset-backed Notes and expenses related to the assets and the Notes, including asset management fees, custodial fees and trustee fees, and was contractually documented as a right to participate in future cash flows of the SPE. This right to participate in future residual cash flows generated by the assets of the SPE (Participating interest) has been recorded as a component of other long-term liabilities for the noncurrent portion and as a component of accrued liabilities for the current portion. We account for the participation interest as a liability because the investor has no voting or management rights in the SPE, the participation interest would terminate upon the investor achieving a specified return and the investor has the option to put the participation interest to us on August 3, 2021 for the amount necessary for the investor to achieve the specified return, which would require us to settle the participation interest in cash. In addition, under the terms of the participation interest, we have the option to purchase the participation interest from the investor for the amount necessary for the investor to achieve the specified return.

Solar Asset-backed Notes, 2014-1

In April 2014, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to investors. The SPE is wholly owned by SolarCity and is consolidated in our financial statements. As of December 31, 2016, these solar assets had a carrying value of $113.6 million and are included under solar energy systems, leased and to be leased, net, in the Consolidated Balance Sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of ours. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of ours, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2014-2

In July 2014, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to investors. The SPE is wholly owned by SolarCity and is consolidated in our financial statements. As of December 31, 2016, these solar assets had a carrying value of $265.6 million and are included under solar energy systems, leased and to be leased — net, in the Consolidated Balance Sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of ours. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of ours, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations and maintenance and administrative services for certain of the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2015-1

In August 2015, SolarCity pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, backed by these solar assets to investors. The SPE is wholly owned by SolarCity and is consolidated in our financial statements. The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of ours. The SPE’s assets and cash flows are not available to the other creditors of ours, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets.

Solar Asset-backed Notes, Series 2016-1

In February 2016, SolarCity transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $52.2 million in aggregate principal of Solar Asset-backed Notes, Series 2016-1, backed by these solar assets to investors. The SPE is wholly owned by SolarCity and is consolidated in our financial statements. As of December 31, 2016, these solar assets had a carrying value of $87.7 million and are included under solar energy systems, leased and to be leased, net, in the Consolidated Balance Sheets. The Solar Asset-backed Notes were issued at a discount of 6.71%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of ours. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of ours, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations and maintenance and administrative services for certain of the qualifying solar energy systems.

Solar Loan-backed Notes, Series 2016-A

On January 21, 2016, SolarCity pooled and transferred certain MyPower customer notes receivable into a SPE and issued $151.6 million in aggregate principal of Solar Loan-backed Notes, Series 2016-A, Class A, and $33.4 million in aggregate principal of Solar Loan-backed Notes, Series 2016-A, Class B, backed by these notes receivable to investors. The SPE is wholly owned by us and is consolidated in our financial statements. The Solar Loan-backed Notes were issued at a discount of 3.22% for Class A and 15.90% for Class B. The payments received by the SPE under these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of ours, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to our other assets.

Interest Expense

The following table presents the aggregate amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount on convertible notes with cash conversion features, which includes the 2018 Notes, the 2019 Notes, and the 2021 Notes (in thousands):

	2016	2015	2014
Contractual interest coupon	$27,060	$32,061	$26,019
Amortization of debt issuance costs	8,567	8,102	5,288
Amortization of debt discount	99,811	97,786	79,479
Total	$135,438	$137,949	$110,786

Pledged Assets

As of December 31, 2016 and 2015, we have pledged or restricted $2.30 billion and $1.43 billion principally from finished goods and raw materials inventory, as well as certain property and equipment, direct lease vehicles, receivables and cash as collateral for letters of credit including our Credit Arrangement, real estate leases, and insurance policies.

Note 14 - Common Stock

In August 2015, we completed a public offering of common stock and sold a total of 3,099,173 shares of our common stock for total cash proceeds of approximately $738.3 million (which includes 82,645 shares or $20.0 million sold to our CEO, net of underwriting discounts and offering costs).

In May 2016, we completed a public offering of common stock and sold a total of 7,915,004 shares of our common stock for total cash proceeds of approximately $1.7 billion, net of underwriting discounts and offering costs.

On November 21, 2016, we completed the acquisition of SolarCity (see Note 3) and exchanged 11,124,497 shares of our common stock for 101,131,791 shares of SolarCity common stock in accordance with the terms of the Merger Agreement.

Note 15 - Equity Incentive Plans

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the 2010 Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted. Continued vesting typically terminates when the employment or consulting relationship ends. In addition, as a result of our acquisition of SolarCity, we have assumed its equity award plans, and its outstanding equity awards as of the Acquisition Date. The equity awards of SolarCity were converted into equity awards to acquire Tesla common stock in share amounts and prices based on the Exchange Ratio, with the equity awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition.  The vesting and other terms and conditions of the assumed equity awards are substantially the same as those of the 2010 Plan.

As of December 31, 2016, 4,698,501 of common shares were reserved and available for future issuance under the 2010 Plan.

The following table summarizes stock option and RSU activity under the 2010 Plan:

	Outstanding Stock Options				Outstanding RSUs
			Weighted-			Weighted-
		Weighted-	Average			Average
		Average	Remaining	*Aggregate		Grant
	Number of	Exercise	Contractual	Intrinsic	Number	Date Fair
	Options	Price	Life (Years)	Value	of RSUs	Value
Balance, December 31, 2015	20,015,180	$46.14			2,439,674	$219.90
Assumed through acquisition	1,304,104	283.35			382,611	185.04
Granted	853,960	211.10			2,797,973	202.59
Exercised	(8,735,830)	12.84			—	—
Cancelled	(561,992)	218.58			(519,908)	215.07
Released	—	—			(1,018,261)	212.96
Balance, December 31, 2016	12,875,422	$96.50	5.8	$1.72	4,082,089	$207.11
Vested and expected to vest, December 31, 2016	12,875,422	$96.50	5.8	$1.72	4,082,089
Exercisable and vested, December 31, 2016	7,817,124	$77.70	5.2	$1.19	—
*Aggregate intrinsic value in billions

The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The total intrinsic value of options exercised was $1.68 billion, $395.6 million and $446.9 million for the years ended December 31, 2016, 2015 and 2014.

Fair Value Assumptions

We utilize the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimated the fair value of each option award and the ESPP on the grant date generally using the Black-Scholes option pricing model and the weighted-average assumptions noted in the following table.

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate:
Stock options	1.5%	1.6%	1.9%
ESPP	0.6%	0.3%	0.1%
Expected term (in years):
Stock options	6.2	5.4	6.0
ESPP	0.5	0.5	0.5
Expected volatility:
Stock options	47%	48%	55%
ESPP	41%	42%	46%
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	0.0%

The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life. Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by the SEC Staff, is calculated as the average of the time-to-vesting and the contractual life of the options.

Beginning in 2015, our expected volatility is derived from our implied volatility on publicly traded options of our common stock and the historical volatility of our common stock. Prior to 2015, our expected volatility was derived from our implied volatility on publicly traded options of our common stock and the historical volatilities of several unrelated public companies within industries related to our business, including the automotive OEM, automotive retail, automotive parts and battery technology industries, because we had limited trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. Our historical volatility and implied volatility are weighted based on certain qualitative factors and combined to produce a single volatility factor.

The weighted-average grant-date fair value for option awards granted during the years ended December 31, 2016, 2015 and 2014 was $98.7, $108.28 and $94.01 per share. The weighted-average grant-date fair value for ESPP granted during the years ended December 31, 2016, 2015 and 2014 was $51.31, $58.77 and $74.07 per share. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.

2014 Performance-based Stock Options Grants

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

As of December 31, 2016, the following performance milestone was achieved and approved by our Board of Directors.

•	Completion of the first Model X Production Vehicle

As of December 31, 2016, the following performance milestone was considered probable of achievement.

•	Completion of the first Model 3 Production Vehicle; and
•	Achieving aggregate vehicle production of 100,000 vehicles in a trailing 12-month period

We begin recording stock-based compensation expense as each milestone becomes probable. As of December 31, 2016, we had unrecognized compensation expense of $17.5 million for those performance milestones that were not considered probable of achievement. For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense of $25.3 million, $10.4 million and $10.7 million related to this grant.

2012 CEO Grant

In August 2012, our Board of Directors granted 5,274,901 stock options to our CEO (the “2012 CEO Grant”). The 2012 CEO Grant consists of ten vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service to us through each vesting date.

Each of the ten vesting tranches requires a combination of one of the ten pre-determined performance milestones and an incremental increase in our market capitalization of $4.0 billion, as compared to the initial market capitalization of $3.2 billion measured at the time of the 2012 CEO Grant.

As of December 31, 2016, the market conditions for seven vesting tranches and the following five performance milestones were achieved and approved by our Board of Directors:

•	Successful completion of the Model X Alpha Prototype;
•	Successful completion of the Model X Beta Prototype;
•	Completion of the first Model X Production Vehicle;
•	Aggregate vehicle production of 100,000 vehicles; and
•	Successful completion of the Model 3 Alpha Prototype.

As of December 31, 2016, the following performance milestones were considered probable of achievement:

•	Successful completion of the Model 3 Beta Prototype;
•	Completion of the first Model 3 Production Vehicle;

•	Aggregate vehicle production of 200,000 vehicles; and
•	Aggregate vehicle production of 300,000 vehicles.

We expect that the next performance milestone to be achieved will be the successful completion of the Model 3 Beta Prototype, which would be achieved upon the determination by our Board of Directors that an eligible prototype has been completed.  Candidates for such prototype are among the vehicles that we are currently building as part of our ongoing testing of our Model 3 vehicle design and manufacturing processes.

We begin recording stock-based compensation expense as each milestone becomes probable. As of December 31, 2016, we had $4.9 million of total unrecognized compensation expense for those performance milestones that were considered probable of achievement and will be recognized over a weighted-average period of 2.3 years. As of December 31, 2016, we had unrecognized compensation expense of $6.1 million for those performance milestones that were not considered probable of achievement. For the years ended December 31, 2016, 2015, and 2014, we recorded stock-based compensation expense of $15.8 million, $10.6 million and $25.0 million.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock Based Compensation Information

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of sales	$30,400	$19,244	$17,454
Research and development	154,632	89,309	62,601
Selling, general and administrative	149,193	89,446	76,441
Total	$334,225	$197,999	$156,496

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

As of December 31, 2016, we had $772.9 million of total unrecognized compensation expense, net, of estimated forfeitures, related to non-performance awards that will be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

Employees are eligible to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each six-month offering period. During the years ended December 31, 2016, 2015 and 2014, we issued 321,788, 220,571 and 163,600 shares under the ESPP for $51.7 million, $37.5 million and $28.6 million, respectively. A total of 3,615,749 shares of common stock have been reserved for issuance under the ESPP, and there were 1,794,063 shares available for issuance under the ESPP as of December 31, 2016.

Note 16 - Income Taxes

A provision for income taxes of $26.7 million, $13.0 million and $9.4 million has been recognized for the years ended December 31, 2016, 2015 and 2014, respectively, related primarily to our subsidiaries located outside of the United States. Our loss before income taxes for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$130,718	$415,694	$60,451
Noncontrolling interest and redeemable noncontrolling interest	98,132	—	—
Foreign	517,498	459,930	224,185
Loss before income taxes	$746,348	$875,624	$284,636

The components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014, consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	568	525	257
Foreign	53,962	10,342	9,203
Total current	54,530	10,867	9,460
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(27,832)	2,172	(56)
Total deferred	(27,832)	2,172	(56)
Total provision for income taxes	$26,698	$13,039	$9,404

Deferred tax assets (liabilities) as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$648,652	$404,377
Research and development credits	208,499	73,068
Other tax credits	106,530	30,079
Deferred revenue	268,434	162,272
Inventory and warranty reserves	95,570	53,410
Depreciation and amortization	—	66
Stock-based compensation	120,955	71,009
Financial Instruments	—	35,073
Investment in certain financing funds	237,759	—
Accruals and others	67,769	29,547
Total deferred tax assets	1,754,168	858,901
Valuation allowance	(1,022,705)	(668,432)
Deferred tax assets, net of valuation allowance	731,463	190,469
Deferred tax liabilities:
Depreciation and amortization	(679,969)	(188,240)
Other	(3,779)	(4,309)
Financial Instruments	(22,033)	—
Total deferred tax liabilities	(705,781)	(192,549)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$25,682	$(2,080)

Reconciliation of statutory federal income taxes to our effective taxes for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	$(261,222)	$(306,470)	$(99,622)
State tax, net of federal benefit	568	525	257
Nondeductible expenses	26,547	16,711	15,238
Foreign income rate differential	206,470	172,259	86,734
U.S. tax credits	(162,865)	(43,911)	(26,895)
Noncontrolling interests and redeemable noncontrolling interests adjustment	21,964	—	—
Investment in certain financing bonds	(31,055)	—	—
Other reconciling items	785	1,232	877
Change in valuation allowance	225,506	172,693	32,815
Provision for income taxes	$26,698	$13,039	$9,404

As of December 31, 2016, we recorded a valuation allowance of $1.02 billion for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $354.3 million during the year ended December 31, 2016. The valuation allowance increase is primarily due to additional U.S. deferred tax assets incurred in the current year that cannot be realized, inclusive of $169.3 million increase relating to the SolarCity acquisition, and offset by immaterial valuation allowance releases in foreign jurisdictions. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets. We have net $33.1 million of deferred tax assets in foreign jurisdictions which we believe are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

As of December 31, 2016, we had approximately $4.34 billion of federal and $3.01 billion of state net operating loss carry-forwards available to offset future taxable income, which will not begin to significantly expire until 2024 for federal and 2017 for state purposes. A portion of these losses were generated by SolarCity prior to our acquisition and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. We do not expect these change of control limitations to significantly impact our ability to utilize these attributes. The portion of net operating loss carryforwards related to stock options is approximately $2.39 billion and $1.42 billion for federal and state purposes, respectively, of which the tax benefits will be credited to additional paid-in capital when realized. Upon the adoption of ASU No. 2016-09, all tax effects related to share-based payments will be recognized through earnings, subject to normal valuation allowance considerations. We expect that any potential tax benefits, upon adoption of ASU No. 2016-09, would increase our deferred tax asset which would be offset with a full valuation allowance.

We have research and development tax credits of approximately $153.0 million and $163.6 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2024. However, the state research and development tax credits can be carried forward indefinitely. In addition, we have other general business tax credits of approximately $105.5 million for federal income tax purposes, which will not begin to significantly expire until 2033.

The Company has an immaterial amount of undistributed foreign earnings as of December 31, 2016. In addition, we have not recognized a deferred tax liability for the remittance of any undistributed foreign earnings to the United States as such earnings are intended to be indefinitely reinvested in operations outside the United States.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. We determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to any prior ownership changes.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

January 1, 2014	$13,370
Increases in balances related to prior year tax positions	56
Increases in balances related to current year tax positions	27,951
December 31, 2014	41,377
Increase in balances related to prior year tax positions	6,626
Increases in balances related to current year tax positions	51,124
December 31, 2015	99,127
Increase in balances related to prior year tax positions	28,677
Increases in balances related to current year tax positions	62,805
Assumed uncertain tax positions through acquisition	13,327
December 31, 2016	$203,936

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and was immaterial. As of December 31, 2016, unrecognized tax benefits of $198.3 million, if recognized, would not affect our effective tax rate as the tax benefits would increase a deferred tax asset which is currently fully offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, California, various states and foreign jurisdictions. Tax years 2003 to 2015 remain subject to examination for federal purposes, and tax years 2003 to 2015 remain subject to examination for California purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California purposes. Tax years 2007 to 2015 remain open for examination in other U.S. state and foreign jurisdictions.

The United States Tax Court has issued a decision in Altera Corp v. Commissioner related to the treatment of share-based compensation expense in a cost-sharing arrangement. As this decision, can be overturned upon appeal, we have not recorded any impact as of December 31, 2016. In addition, any potential tax benefits would increase our deferred tax asset which would be offset with a full valuation allowance.

Note 17 - Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, solar energy systems and supercharger sites, throughout the world with various expiration dates through December 2030.

Included within Operating Leases commitments in the table below are payments due under operating leases that have been accounted for as build-to-suit arrangements and are included in property, plant, and equipment in our Consolidated Balance Sheets.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $116.8 million, $68.2 million and $46.3 million.

Capital Leases for Equipment

We have entered into various agreements to lease equipment under capital leases up to 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment, net on the Consolidated Balance Sheets under the categories of computer equipment and software and office furniture and equipment.

Future minimum commitments for leases as of December 31, 2016 are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2017	$ 165,457	$ 38,712
2018	150,925	33,730
2019	125,148	23,793
2020	102,804	7,333
2021	88,950	2,746
Thereafter	292,693	16,259
Total minimum lease payments	925,977	122,573
Less: Amounts representing interest not yet incurred		9,592
Present value of capital lease obligations		112,981
Less: Current portion		35,497
Long-term portion of capital lease obligations		$77,484

Build-to-Suit Lease Arrangement in Buffalo, New York

As discussed in Note 8, Property, Plant and Equipment, as part of the SolarCity acquisition, we assumed a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, where the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with our participation in the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. The Foundation will cover (i) construction costs related to the manufacturing facility in an amount up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $348.1 million and (iii) $51.9 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. We will own the manufacturing facility and manufacturing equipment purchased by the Foundation. Following completion of the manufacturing facility, we will lease the manufacturing facility and the manufacturing equipment owned by the Foundation from the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

Under the terms of the build-to-suit lease arrangement, we are required to achieve specific operational milestones during the initial term of the lease, which include employing a certain number of employees at the facility, within western New York and within the State of New York within specified time periods following the completion of the facility. We are also required to spend or incur approximately $5.0 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following the achievement of full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the facility, if we fail to meet its specified investment and job creation obligations, then we would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that we fail to meet these requirements. Furthermore, if the agreement is terminated due to a material breach by us, then additional amounts might be payable by us.

Due to our involvement with the construction of the facility, our exposure to any potential cost overruns and its other commitments under the agreement, we are deemed to be the owner of the facility and the manufacturing equipment owned by the Foundation for accounting purposes during the construction phase. Accordingly, as of December 31, 2016, we recorded a non-cash build-to-suit lease asset under construction of $783.9 million, and a corresponding build-to-suit lease liability on our consolidated balance sheets. The non-cash investing and financing activities related to the arrangement from the Acquisition Date through December 31, 2016 amounted to $5.6 million.

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

In November 2013, a putative securities class action lawsuit was filed against Tesla in U.S. District Court, Northern District of California, alleging violations of, and seeking remedies pursuant to, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint made claims against Tesla and our CEO, Elon Musk, sought damages and attorney’s fees on the basis of allegations that, among other things, Tesla and Mr. Musk made false and/or misleading representations and omissions, including with respect to the safety of Model S. This case was brought on behalf of a putative class consisting of certain persons who purchased Tesla’s securities between August 19, 2013 and November 17, 2013. On September 26, 2014, the trial court, upon the motion of Tesla and Mr. Musk, dismissed the complaint with prejudice, and thereafter issued a formal written order to that effect. The plaintiffs appealed from the trial court’s order, and on December 21, 2016, the Court of Appeals affirmed the trial court’s decision dismissing the complaint with prejudice.

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in SolarCity’s favor on August 9, 2016. The plaintiffs have filed a notice of appeal. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. The complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 5, 2015 to February 16, 2016. We believe that the claims are without merit and intend to defend against them vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging Tesla’s acquisition of SolarCity. On October 10, the Court entered orders consolidating these lawsuits and appointing lead plaintiffs and lead counsel. The consolidated lawsuit is captioned as In re Tesla Motors, Inc., Stockholders Litigation, C.A. No. 12711-VCS. It names as defendants the members of Tesla’s board of directors and alleges, among other things, that the members of Tesla’s board of directors breached their fiduciary duties in connection with the SolarCity acquisition.  It asserts claims derivatively on behalf of Tesla and directly on behalf of a putative class of Tesla stockholders. It seeks, among other relief, damages in an unspecified amount and attorneys’ fees and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. After receiving the motion, plaintiffs indicated that they intend to file an amended complaint rather than respond to the defendants’ motion to dismiss. Tesla believes that the lawsuit is without merit.

In July 2012, SolarCity, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to SolarCity’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program relating to the fair market value of the solar energy systems that SolarCity submitted in U.S. Treasury grant applications. SolarCity has accrued a reserve for its potential liability associated with this ongoing investigation as of December 31, 2016.

In February 2013, two of SolarCity’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the government, in fact, paid them more, not less, than they were entitled to as a matter of law. We believe that the government’s claims are without merit and expect the plaintiff funds to litigate the case vigorously. Trial in the case is set for the latter half of 2017. We are unable to estimate the possible loss, if any, associated with this lawsuit.

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

Indemnification and Guaranteed Returns

As disclosed in Note 18, VIE Arrangements, and Note 19, Lease Pass-Through Financing Obligation, we are contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, we assess and recognize, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. We believe that any payments to the fund investors in excess of the amount already recognized by us for this obligation are not probable based on the facts known at the reporting date.

The maximum potential future payments that we could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the funds as determined by us and the values that the U.S. Treasury Department would determine as fair value for the systems for purposes of claiming U.S. Treasury grants or the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs or U.S. Treasury grants. We claim U.S. Treasury grants based on guidelines provided by the U.S. Treasury department and the statutory regulations from the IRS. We use fair values determined with the assistance of independent third-party appraisals commissioned by us as the basis for determining the ITCs that are passed-through to and claimed by the fund investors. Since we cannot determine future revisions to U.S. Treasury Department guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs or U.S. Treasury grants, we are unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

We are eligible to receive certain state and local incentives that are associated with renewable energy generation. The amount of incentives that can be claimed is based on the projected or actual solar energy system size and/or the amount of solar energy produced. We also currently participate in one state’s incentive program that is based on either the fair market value or the tax basis of solar energy systems placed in service. State and local incentives received are allocated between us and fund investors in accordance with the contractual provisions of each fund. We are not contractually obligated to indemnify any fund investor for any losses they may incur due to a shortfall in the amount of state or local incentives actually received.

As disclosed in Note 18, we are contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on our current financial projections regarding the amount and timing of future distributions to the fund investor, we do not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, we are unable to estimate the maximum potential payments under this guarantee. To date, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

As disclosed in Note 19, the lease pass-through financing funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, we may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of December 31, 2016, we had $105.1 million of unused letters of credit outstanding.

Note 18 – VIE Arrangements

SolarCity enters into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note, as well as those described in Note 19, Lease Pass-Through Financing Obligation.

Fund Arrangements

SolarCity has a number of financing funds that were formed by wholly owned subsidiaries of SolarCity and fund investors.  These arrangements were created to facilitate funding and monetization of solar energy systems. The following table shows the number of funds by investor classification, carrying value of the solar energy systems in the funds, total investor contributions received and undrawn investor contributions as of December 31, 2016 (in thousands, except for number of funds, and unaudited) for funds that have been determined to be VIEs:

Investor Classification	Number of funds	Total Investor Contributions Received	Undrawn Investor Contributions	Carrying Value of Solar Energy Systems
Financial institutions	34	$2,623,918	$106,850	$3,085,024
Corporations	8	1,020,058	130,209	1,353,193
Utilities	4	278,888	35,033	178,280
Other investors	1	1,788	—	1,946
Total	47	$3,924,652	$272,092	$4,618,443

We have determined that the funds are VIEs and we are the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. We have considered the provisions within the contractual agreements, which grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated customer contracts to be sold or contributed to these VIEs and the redeployment of solar energy systems and management of customer receivables. We consider that the rights granted to the fund investors under the contractual agreements are more protective in nature rather than participating.

As the primary beneficiary of these VIEs, we consolidate in our financial statements the financial position, results of operations and cash flows of these VIEs, and all intercompany balances and transactions between us and these VIEs are eliminated in the consolidated financial statements. Cash distributions of income and other receipts by a fund, net of agreed upon expenses, estimated expenses, tax benefits and detriments of income and loss and tax credits, are allocated to the fund investor and our subsidiary as specified in contractual agreements.

Generally, our subsidiary has the option to acquire the fund investor’s interest in the fund for an amount based on the market value of the fund or the formula specified in the contractual agreements.

As of December 31, 2016, we were contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future Distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of our purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, we are unable to determine the potential maximum future payments that it would have to make under this guarantee.

Upon the sale or liquidation of a fund, distributions would occur in the order and priority specified in the contractual agreements.

Pursuant to management services, maintenance and warranty arrangements, we have been contracted to provide services to the funds, such as operations and maintenance support, accounting, lease servicing and performance reporting. In some instances, we have guaranteed payments to the investors as specified in the contractual agreements. A fund’s creditors have no recourse to our general credit or to that of other funds. None of the assets of the funds had been pledged as collateral for their obligations.

We present the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in our Consolidated Balance Sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in our Consolidated Balance Sheets were as follows (in thousands):

December 31, 2016
Assets
Current assets:
Cash and Cash equivalents	$44,091
Restricted cash	20,916
Accounts receivable- net	16,023
Rebates receivable	6,646
Prepaid expenses and other current assets	7,532
Total current assets	95,208
Solar energy systems, leased and to be leased- net	4,618,443
Other assets	35,826
Total assets	$4,749,477
Liabilities
Current liabilities:
Accounts Payable	$20
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	24,085
Accrued and other current liabilities	8,157
Customer deposits	1,169
Current portion of deferred revenue	17,114
Current portion of long-term debt	89,356
Total current liabilities	139,901
Deferred revenue, net of current portion	178,783
Long-term debt, net of current portion	466,741
Other liabilities and deferred costs	82,917
Total Liabilities	$868,342

We are contractually obligated to make certain fund investors whole if they suffer certain losses resulting from the disallowance or recapture of ITCs or U.S. Treasury grants. We account for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in our Consolidated Balance Sheets. As of December 31, 2016, we had accrued $0.3 million for this obligation.

Note 19 - Lease Pass-Through Financing Obligation

Through December 31, 2016, SolarCity had entered into eight transactions referred to as “lease pass-through fund arrangements.” Under these arrangements, our wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or power purchase agreements with customers with an initial term not exceeding 20 years. These solar energy systems are included under solar energy systems, leased and to be leased – net in our Consolidated Balance Sheets.

The cost of the solar energy systems under the lease pass-through fund arrangements as of December 31, 2016 was $785.3 million. The accumulated depreciation related to these assets as of December 31, 2016 was $2.1 million. The total lease pass-through financing obligation as of December 31, 2016 was $122.3 million, of which $51.5 million was classified as current liabilities.

Under lease pass-through fund arrangements, the investors make a large upfront payment to the lessor, which is one of our subsidiaries, and in some cases, subsequent periodic payments. We allocate a portion of the aggregate payments received from the investors to the estimated fair value of the assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs are determined by discounting the estimated cash flows impact of the ITCs using an appropriate discount rate that reflects a market interest rate. We have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. The amounts allocated to ITCs are initially recorded as deferred revenue on our Consolidated Balance Sheets, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives on our Consolidated Statements of Operations on each anniversary of the solar energy system’s placed in service date over the next five years.

We account for the residual of the payments received from the investors as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which is repaid from customer payments and incentive rebates that are expected to be received by the investors. Under this approach, we continue to account for the arrangement with the customers in its consolidated financial statements, whether the cash generated from the customer arrangements is received by us or paid directly to the investors. A portion of the amounts received by the investors from customer payments and incentive rebates is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The incentive rebates and customer payments are recognized into revenue consistent with our revenue recognition accounting policy. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by an investor over the master lease term with the present value of the cash amounts paid by the investor to us, adjusted for any payments made by us. The lease pass-through financing obligation is non-recourse once the associated assets have been placed in service and all the customer arrangements have been assigned to the investors.

As of December 31, 2016, the future minimum lease payments to be received from the investors based on the solar energy systems currently under the lease pass-through fund arrangements, for each of the next five years and thereafter, were as follows (in thousands):

2017	$37,208
2018	37,653
2019	36,371
2020	35,622
2021	35,413
Thereafter	381,289
Total	$563,556

For two of the lease pass-through fund arrangements, our subsidiaries have pledged its assets to the investors as security for their obligations under the contractual agreements.

For each of the lease pass-through fund arrangements, we are required to comply with certain financial covenants specified in the contractual agreements, which we had met as of December 31, 2016.

Under the lease pass-through fund arrangements, we are responsible for any warranties, performance guarantees, accounting and performance reporting.

Under the lease pass-through fund arrangements, there is a one-time future lease payment reset mechanism that is set to occur after all of the solar energy systems are delivered and placed in service in a fund. This reset date occurs when the installed capacity of the solar energy systems and placed in-service dates are known or on an agreed upon date. As part of this reset process, the lease prepayment is updated to reflect certain specified conditions as they exist at such date, including the final installed capacity, cost and in-service dates of the solar energy systems. As a result of this reset process, we may be obligated to refund a portion of an investor’s master lease prepayments or may be entitled to receive an additional master lease prepayment from an investor. Any additional master lease prepayments by an investor would be recorded as an additional lease pass-through financing obligation, while any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Note 20 - Defined Contribution Plan

We have a 401(k) savings plan (“the 401(k) plan”) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. We assumed the SolarCity 401(k) plan, or the Retirement Plan, available to employees who meet the Retirement Plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan, up to a statutory limit. Participants are fully vested in their contributions.  We did not make any contributions to the Retirement Plan during the years ended December 31, 2016, 2015 and 2014.

Note 21 – Related Party Transactions

Through the SolarCity acquisition, we have entered into the following related party transactions (in thousands):

December 31, 2016
Solar bonds issued to related parties	$265,100
Convertible senior notes due to related parties	13,000
Due to related parties (primarily accrued interest on the Solar Bonds and Convertible Senior notes, included in accrued and other current liabilities)	$5,136

The related party transactions were primarily issuances and maturities of Solar Bonds held by SpaceX, our Chief Executive Officer, SolarCity’s Chief Executive Officer, and SolarCity’s Chief Technology Officer and issuances of convertible senior notes to an entity affiliated with our Chief Executive Officer and SolarCity’s Chief Executive Officer. SpaceX is considered a related party because our Chief Executive Officer is the Chief Executive Officer, Chief Technology Officer, Chairman, and a significant stockholder of SpaceX.

As of December 31, 2016, SpaceX held $90.0 million in aggregate principal amount of 4.40% Solar Bonds due in March 2017 and $75.0 million in aggregate principal amount of 4.40% Solar Bonds due in June 2017. In addition, our Chief Executive Officer, SolarCity’s Chief Executive Officer, and SolarCity’s Chief Technology Officer collectively held $100.0 million in aggregate principal amount of 6.50% Solar Bonds due in February 2018.

From the Acquisition Date through December 31, 2016, the interest expense recognized for debt held by related parties was not material.

Note 22 - Quarterly Results of Operations (Unaudited)

The following table includes selected quarterly results of operations data for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended
	March 31	June 30	September 30	December 31
2016
Total revenues	$1,147,048	$1,270,017	$2,298,436	$2,284,631
Gross profit	252,468	274,776	636,735	435,278
Net income (loss) attributable to common stockholders	(282,267)	(293,188)	21,878	(121,337)
Net income (loss) per share of common stock attributable to common stockholders, basic	(2.13)	(2.09)	0.15	(0.78)
Net income (loss) per share of common stock attributable to common stockholders, diluted	(2.13)	(2.09)	0.14	(0.78)
2015
Total revenues	$939,880	$954,976	$936,789	$1,214,379
Gross profit	260,073	213,370	231,496	218,564
Net loss attributable to common stockholders	(154,181)	(184,227)	(229,858)	(320,397)
Net loss per share of common stock attributable to common stockholders, basic	(1.22)	(1.45)	(1.78)	(2.44)
Net loss per share of common stock attributable to common stockholders, diluted	(1.22)	(1.45)	(1.78)	(2.44)

Net loss per share of common stock attributable to common stockholders, basic and diluted for the four quarters of each fiscal year may not sum to the total for the year because of the different numbers of shares outstanding during each period.

Note 23 – Segment Reporting and Information about Geographic Areas

We operate as two reportable segments: automotive and energy generation and storage. The automotive reportable segment includes the design, development, manufacturing, and sales of electric vehicles. The energy generation and storage reportable segment includes the design, manufacture, installation, and sale or lease of stationary energy storage products and solar energy systems to residential and commercial customers, or sale of electricity generated by our solar energy systems to customers.

Our chief operating decision maker (CODM) does not evaluate operating segments using asset information.

The following tables set forth total revenues and gross margin by reportable segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Automotive:
Revenues	$6,818,738	$4,031,548	$3,194,148
Gross profit	1,596,195	921,313	881,468
Energy generation and storage :
Revenues	181,394	14,477	4,208
Gross profit	3,062	2,190	203

The following tables set forth total revenues and long-lived assets by geographic area (in thousands):

Total Revenues

	Year Ended December 31,
	2016	2015	2014
United States	$4,200,706	$1,957,397	$1,471,643
China	1,065,255	318,513	477,082
Norway	335,572	356,419	412,198
Other	1,398,599	1,413,696	837,433
Total	$7,000,132	$4,046,025	$3,198,356

Revenues are attributed to geographic areas based on where the Company’s products are shipped.

Long-lived Assets

	Year Ended December 31,
	2016	2015
United States	$11,399,545	$3,119,478
International	503,294	283,856
Total	$11,902,839	$3,403,334

Note 24 - Subsequent Events

Acquisition of Grohmann Engineering GmbH

On January 3, 2017, we completed the acquisition of Grohmann Engineering GmbH for approximately $150 million in cash. Management is currently determining the fair value of assets acquired and liabilities assumed necessary to evaluate the purchase price allocation for this transaction.

New Debt Facility

On January 27, 2017, a subsidiary of the Company issued $145.0 million in aggregate principal of solar loan-backed notes with a final maturity date of September 2049. The solar loan-backed notes are secured by certain customer loans under the MyPower program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

We acquired SolarCity on November 21, 2016 in a purchase business combination. We excluded from our assessment of internal control over financial reporting as of December 31, 2016, the internal control over financial reporting of SolarCity. Associated with SolarCity are total assets of $8.78 billion (of which $352.9 million represents intangible assets subject to our internal control over financial reporting as of December 31, 2016) and total revenues of $84.1 million included in our consolidated financial statements as of and for the fiscal year ended December 31, 2016.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting which occurred during the fourth fiscal quarter of the year ended December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (2017 Proxy Statement) and is incorporated herein by reference. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.
2.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 31, 2016, among the Registrant, SolarCity Corporation and D Subsidiary, Inc.	8-K	001-34756	2.1	August 1, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	—	—	—	—	X

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	—	—	—	—	X

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.3	February 1, 2017

4.1	Specimen common stock certificate of the Registrant.	—	—	—	—	X

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 25, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.13	First Supplemental Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	May 22, 2013

4.15	Form of 1.50% Convertible Senior Note Due June 1, 2018 (included in Exhibit 4.4).	8-K	001-34756	4.3	May 22, 2013

4.16	Second Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 5, 2014

4.17	Form of 0.25% Convertible Senior Note Due March 1, 2019 (included in Exhibit 4.6).	8-K	001-34756	4.3	March 5, 2014

4.18	Third Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.4	March 5, 2014

4.19	Form of 1.25% Convertible Senior Note Due March 1, 2021 (included in Exhibit 4.8).	8-K	001-34756	4.5	March 5, 2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.20	Indenture, dated as of October 21, 2013, by and between SolarCity Corporation and Wells Fargo Bank National Association, including the form of convertible senior notes contained therein.	8-K(1)	001-35758	4.1	October 21, 2013

4.21	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity Corporation and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of October 21, 2013, between SolarCity Corporation and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.1	November 21, 2016

4.22	Indenture, dated as of September 30, 2014, between SolarCity and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	October 6, 2014

4.23	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity Corporation and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of September 30, 2014, between SolarCity Corporation and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.2	November 21, 2016

4.24	Indenture, dated as of December 7, 2015, between SolarCity Corporation and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	December 7, 2015

4.25	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity Corporation and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of December 7, 2015, between SolarCity Corporation and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.3	November 21, 2016

4.26	Indenture, dated as of October 15, 2014, between SolarCity Corporation and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.27	Third Supplemental Indenture, dated as of October 15, 2014, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.00% Solar Bonds, Series 2014/3-3.	8-K(1)	001-35758	4.4	October 15, 2014

4.28	Fourth Supplemental Indenture, dated as of October 15, 2014, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.00% Solar Bonds, Series 2014/4-7	8-K(1)	001-35758	4.5	October 15, 2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.29	Seventh Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.00% Solar Bonds, Series 2015/3-3.	8-K(1)	001-35758	4.4	January 29, 2015

4.30	Eighth Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.00% Solar Bonds, Series 2015/4-7.	8-K(1)	001-35758	4.5	January 29, 2015

4.31	Ninth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.00% Solar Bonds, Series 2015/5-5.	8-K(1)	001-35758	4.2	March 9, 2015

4.32	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015

4.33	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.34	Thirteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.60% Solar Bonds, Series 2015/C2-3.	8-K(1)	001-35758	4.3	March 19, 2015

4.35	Fourteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C3-5.	8-K(1)	001-35758	4.4	March 19, 2015

4.36	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.37	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.38	Eighteenth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C7-3.	8-K(1)	001-35758	4.3	March 26, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.39	Nineteenth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C8-5.	8-K(1)	001-35758	4.4	March 26, 2015

4.40	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.41	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.42	Twenty-Fourth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C12-3.	8-K(1)	001-35758	4.3	April 2, 2015

4.43	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C13-5.	8-K(1)	001-35758	4.4	April 2, 2015

4.44	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.45	Twenty-Eighth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C17-3.	8-K(1)	001-35758	4.3	April 9, 2015

4.46	Twenty-Ninth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C18-5.	8-K(1)	001-35758	4.4	April 9, 2015

4.47	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.48	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.49	Thirty-Third Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C22-3.	8-K(1)	001-35758	4.3	April 14, 2015

4.50	Thirty-Fourth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C23-5.	8-K(1)	001-35758	4.4	April 14, 2015

4.51	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.52	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

4.53	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

4.54	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.55	Forty-First Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C30-3.	8-K(1)	001-35758	4.3	April 27, 2015

4.56	Forty-Second Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C31-5.	8-K(1)	001-35758	4.4	April 27, 2015

4.57	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.58	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.59	Forty-Sixth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.00% Solar Bonds, Series 2015/10-3.	8-K(1)	001-35758	4.3	May 1, 2015

4.60	Forty-Seventh Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.00% Solar Bonds, Series 2015/11-5.	8-K(1)	001-35758	4.4	May 1, 2015

4.61	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.62	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

4.63	Fiftieth Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C34-3.	8-K(1)	001-35758	4.2	May 11, 2015

4.64	Fifty-First Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C35-5.	8-K(1)	001-35758	4.3	May 11, 2015

4.65	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.66	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.67	Fifty-Fourth Supplemental Indenture, dated as of May 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.50% Solar Bonds, Series 2015/14-2.	8-K(1)	001-35758	4.2	May 14, 2015

4.68	Fifty-Fifth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C38-3.	8-K(1)	001-35758	4.2	May 18, 2015

4.69	Fifty-Sixth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C39-5.	8-K(1)	001-35758	4.3	May 18, 2015

4.70	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.71	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

4.72	Fifty-Ninth Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C42-3.	8-K(1)	001-35758	4.2	May 26, 2015

4.73	Sixtieth Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C43-5.	8-K(1)	001-35758	4.3	May 26, 2015

4.74	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.75	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

4.76	Sixty-Fourth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C46-3.	8-K(1)	001-35758	4.2	June 10, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.77	Sixty-Fifth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C47-5.	8-K(1)	001-35758	4.3	June 10, 2015

4.78	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C48-10.	8-K(1)	001-35758	4.4	June 10, 2015

4.79	Sixty-Seventh Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C49-15.	8-K(1)	001-35758	4.5	June 10, 2015

4.80	Sixty-Eighth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C50-3.	8-K(1)	001-35758	4.2	June 16, 2015

4.81	Sixty-Ninth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C51-5.	8-K(1)	001-35758	4.3	June 16, 2015

4.82	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.83	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.84	Seventy-Second Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C54-3.	8-K(1)	001-35758	4.2	June 23, 2015

4.85	Seventy-Third Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C55-5.	8-K(1)	001-35758	4.3	June 23, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.86	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.87	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.88	Seventy-Eighth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C59-3.	8-K(1)	001-35758	4.3	June 29, 2015

4.89	Seventy-Ninth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C60-5.	8-K(1)	001-35758	4.4	June 29, 2015

4.90	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

4.91	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.92	Eighty-Third Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C64-3.	8-K(1)	001-35758	4.3	July 14, 2015

4.93	Eighty-Fourth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C65-5.	8-K(1)	001-35758	4.4	July 14, 2015

4.94	Eighty-Fifth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C66-10.	8-K(1)	001-35758	4.5	July 14, 2015

4.95	Eighty-Sixth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C67-15.	8-K(1)	001-35758	4.6	July 14, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.96	Eighty-Eighth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C69-3.	8-K(1)	001-35758	4.3	July 21, 2015

4.97	Eighty-Ninth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C70-5.	8-K(1)	001-35758	4.4	July 21, 2015

4.98	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.99	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.100	Ninety-Third Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.00% Solar Bonds, Series 2015/18-3.	8-K(1)	001-35758	4.3	July 31, 2015

4.101	Ninety-Fourth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.00% Solar Bonds, Series 2015/19-5.	8-K(1)	001-35758	4.4	July 31, 2015

4.102	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.103	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.104	Ninety-Eighth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C74-3.	8-K(1)	001-35758	4.3	August 3, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.105	Ninety-Ninth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C75-5.	8-K(1)	001-35758	4.4	August 3, 2015

4.106	One Hundredth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C76-10.	8-K(1)	001-35758	4.5	August 3, 2015

4.107	One Hundred-and-First Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C77-15.	8-K(1)	001-35758	4.6	August 3, 2015

4.108	One Hundred-and-Third Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C79-3.	8-K(1)	001-35758	4.3	August 10, 2015

4.109	One Hundred-and-Fourth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C80-5.	8-K(1)	001-35758	4.4	August 10, 2015

4.110	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.111	One Hundred-and-Sixth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C82-15.	8-K(1)	001-35758	4.6	August 10, 2015

4.112	One Hundred-and-Eighth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C84-3.	8-K(1)	001-35758	4.3	August 17, 2015

4.113	One Hundred-and-Ninth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C85-5.	8-K(1)	001-35758	4.4	August 17, 2015

4.114	One Hundred-and-Tenth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C86-10.	8-K(1)	001-35758	4.5	August 17, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.115	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

4.116	One Hundred-and-Thirteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C89-3.	8-K(1)	001-35758	4.3	August 24, 2015

4.117	One Hundred-and-Fourteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C90-5.	8-K(1)	001-35758	4.4	August 24, 2015

4.118	One Hundred-and-Fifteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C91-10.	8-K(1)	001-35758	4.5	August 24, 2015

4.119	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

4.120	One Hundred-and-Eighteenth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C94-3.	8-K(1)	001-35758	4.3	August 31, 2015

4.121	One Hundred-and-Nineteenth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C95-5.	8-K(1)	001-35758	4.4	August 31, 2015

4.122	One Hundred-and-Twentieth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C96-10.	8-K(1)	001-35758	4.5	August 31, 2015

4.123	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.124	One Hundred-and-Twenty-Second Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s Solar Bonds, Series 2015/R1.	8-K(1)	001-35758	4.2	September 11, 2015

4.125	One Hundred-and-Twenty-Third Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s Solar Bonds, Series 2015/R2.	8-K(1)	001-35758	4.3	September 11, 2015

4.126	One Hundred-and-Twenty-Fourth Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s Solar Bonds, Series 2015/R3.	8-K(1)	001-35758	4.4	September 11, 2015

4.127	One Hundred-and-Twenty-Sixth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C99-3.	8-K(1)	001-35758	4.3	September 15, 2015

4.128	One Hundred-and-Twenty-Seventh Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C100-5.	8-K(1)	001-35758	4.4	September 15, 2015

4.129	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.130	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.131	One Hundred-and-Thirty-First Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C104-3.	8-K(1)	001-35758	4.3	September 29, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.132	One Hundred-and-Thirty-Second Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C105-5.	8-K(1)	001-35758	4.4	September 29, 2015

4.133	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

4.134	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.135	One Hundred-and-Thirty-Sixth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C109-3.	8-K(1)	001-35758	4.3	October 13, 2015

4.136	One Hundred-and-Thirty-Seventh Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C110-5.	8-K(1)	001-35758	4.4	October 13, 2015

4.137	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.138	One Hundred-and-Thirty-Ninth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C112-15.	8-K(1)	001-35758	4.6	October 13, 2015

4.139	One Hundred-and-Forty-First Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.00% Solar Bonds, Series 2015/23-3.	8-K(1)	001-35758	4.3	October 30, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.140	One Hundred-and-Forty-Second Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.00% Solar Bonds, Series 2015/24-5.	8-K(1)	001-35758	4.4	October 30, 2015

4.141	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.142	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.143	One Hundred-and-Forty-Sixth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C114-3.	8-K(1)	001-35758	4.3	November 4, 2015

4.144	One Hundred-and-Forty-Seventh Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C115-5.	8-K(1)	001-35758	4.4	November 4, 2015

4.145	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

4.146	One Hundred-and-Forty-Ninth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C117-15.	8-K(1)	001-35758	4.6	November 4, 2015

4.147	One Hundred-and-Fifty-First Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C119-3.	8-K(1)	001-35758	4.3	November 17, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.148	One Hundred-and-Fifty-Second Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C120-5.	8-K(1)	001-35758	4.4	November 17, 2015

4.149	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.150	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.151	One Hundred-and-Fifty-Sixth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C124-3.	8-K(1)	001-35758	4.3	November 30, 2015

4.152	One Hundred-and-Fifty-Seventh Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C125-5.	8-K(1)	001-35758	4.4	November 30, 2015

4.153	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.154	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.155	One Hundred-and-Sixty-First Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C129-3.	8-K(1)	001-35758	4.3	December 14, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.156	One Hundred-and-Sixty-Second Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C130-5.	8-K(1)	001-35758	4.4	December 14, 2015

4.157	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.158	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.159	One Hundred-and-Sixty-Sixth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 2.65% Solar Bonds, Series 2015/C134-3.	8-K(1)	001-35758	4.3	December 28, 2015

4.160	One Hundred-and-Sixty-Seventh Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.60% Solar Bonds, Series 2015/C135-5.	8-K(1)	001-35758	4.4	December 28, 2015

4.161	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.162	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.163	One Hundred-and-Seventy-First Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 3.00% Solar Bonds, Series 2016/2-3.	8-K(1)	001-35758	4.3	January 29, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.164	One Hundred-and-Seventy-Second Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.00% Solar Bonds, Series 2016/3-5.	8-K(1)	001-35758	4.4	January 29, 2016

4.165	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.166	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.167	One Hundred-and-Seventy-Sixth Supplemental Indenture, dated as of February 26, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.50% Solar Bonds, Series 2016/7-3.	8-K(1)	001-35758	4.3	February 26, 2016

4.168	One Hundred-and-Seventy-Seventh Supplemental Indenture, dated as of February 26, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.25% Solar Bonds, Series 2016/8-5.	8-K(1)	001-35758	4.4	February 26, 2016

4.169	One Hundred-and-Seventy-Eighth Supplemental Indenture, dated as of March 21, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.40% Solar Bonds, Series 2016/9-1.	8-K(1)	001-35758	4.2	March 21, 2016

4.170	One Hundred-and-Seventy-Ninth Supplemental Indenture, dated as of March 21, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.25% Solar Bonds, Series 2016/10-5.	8-K(1)	001-35758	4.3	March 21, 2016

4.171	One Hundred-and-Eightieth Supplemental Indenture, dated as of June 10, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 4.40% Solar Bonds, Series 2016/11-1.	8-K(1)	001-35758	4.2	June 10, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.172	One Hundred-and-Eighty-First Supplemental Indenture, dated as of June 10, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 5.25% Solar Bonds, Series 2016/12-5.	8-K(1)	001-35758	4.3	June 10, 2016

4.173	One Hundred-and-Eighty-Second Supplemental Indenture, dated as of August 17, 2016, by and between SolarCity Corporation and the Trustee, related to SolarCity Corporation’s 6.50% Solar Bonds, Series 2016/13-18M	8-K(1)	001-35758	4.2	August 17, 2016

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Grant Notice and Stock Option Agreement between the Registrant and Elon Musk.	S-1/A	333-164593	10.3A	March 29, 2010

10.5**	Amended and Restated 2010 Equity Incentive Plan, effective as of February 1, 2017.	—	—	—	—	X

10.6**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	—	—	—	—	X

10.7**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	—	—	—	—	X

10.8**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	—	—	—	—	X

10.9**	2007 SolarCity Corporation Stock Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.2	October 5, 2012

10.10**	2012 SolarCity Corporation Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.11**	2010 Zep Solar, Inc. Equity Incentive Plan and form of agreements used thereunder.	S-8(1)	333-192996	4.5	December 20, 2013

10.12**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.13**	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004.	S-1	333-164593	10.12	January 29, 2010

10.14**	Offer Letter between the Registrant and Jason Wheeler dated October 8, 2015.	10-K	001-34756	10.12	February 24, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	Commercial Lease between the Registrant and The Board of Trustees of The Leland Stanford Jr. University dated August 6, 2009.	S-1	333-164593	10.22	January 29, 2010

10.16	Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated May 26, 2010.	S-1/A	333-164593	10.45	May 27, 2010

10.17	Amendment No. 1 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated June 15, 2010.	10-Q	001-34756	10.3	November 12, 2010

10.18	Amendment No. 2 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 1, 2010.	10-Q	001-34756	10.4	November 12, 2010

10.19	Amendment No. 3 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 8, 2010.	10-Q	001-34756	10.5	November 12, 2010

10.20	Amendment No. 4 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 13, 2010.	10-Q	001-34756	10.6	November 12, 2010

10.21	Amendment No. 5 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 15, 2010.	10-Q	001-34756	10.7	November 12, 2010

10.22†	Amendment No. 6 to the Letter Agreement between the Registrant and New United Motor Manufacturing, Inc. dated October 19, 2010.	10-Q	001-34756	10.8	November 12, 2010

10.23	Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated August 13, 2010.	10-Q	001-34756	10.1	November 12, 2010

10.24	Addendum No. 1to the Sale and Purchase Agreement between Registrant and New United Motor Manufacturing, Inc., dated September 23, 2010.	10-Q	001-34756	10.2	November 12, 2010

10.25†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	-001-34756	10.50	February 27, 2012

10.26†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.27	Form of Call Option Confirmation relating to 1.50% Convertible Senior Note Due June 1, 2018.	8-K	001-34756	10.1	May 22, 2013

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.28	Form of Warrant Confirmation relating to 1.50% Convertible Senior Note Due June 1, 2018.	8-K	001-34756	10.2	May 22, 2013

10.29	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.30	Form of Call Option Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.2	March 5, 2014

10.31	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.32	Form of Warrant Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.4	March 5, 2014

10.33	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

10.34	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.35†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

10.36

Letter Agreement, dated as of February 24, 2015, regarding addition of co-party to General Terms and Conditions, Production Pricing Agreement and Investment Letter Agreement between Panasonic Corporation and the Registrant.

		10-K	001-34756	10.25A	February 24, 2016

10.37†	Amendment to Gigafactory General Terms, dated March 1, 2016, by and among the Registrant, Panasonic Corporation and Panasonic Energy Corporation of North America.	8-K	001-34756	10.1	October 11, 2016

10.38†	Production Pricing Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.3	November 7, 2014

10.39†	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014

10.40	Amendment to Gigafactory Documents, dated April 5, 2016, by and among the Registrant, Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America.	10-Q	001-34756	10.2	May 10, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.41	ABL Credit Agreement, dated as of June 10, 2015, by and among the Registrant, Tesla Motors Netherlands B.V., certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, Wells Fargo Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding Inc. and Bank of America, N.A., as syndication agents, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	June 12, 2015

10.42	First Amendment, dated as of November 3, 2015, to ABL Credit Agreement, dated as of June 10, 2015, by and among the Registrant, Tesla Motors Netherlands B.V., certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, and the documentation agent, syndication agents, administrative agent, collateral agent and lenders from time to time party thereto.	10-Q	001-34756	10.1	November 5, 2015

10.43

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

		10-K	001-34756	10.28B	February 24, 2016

10.44

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

		10-K	001-34756	10.28C	February 24, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.45	Fourth Amendment to Credit Agreement, dated as of July 31, 2016, by and among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	August 1, 2016

10.46	Fifth Amendment to Credit Agreement, dated as of December 15, 2016, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	December 20, 2016

10.47†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.48†	Loan and Security Agreement, dated as of August 31, 2016, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.2	November 2, 2016

10.49†	Amendment No. 1 to Loan and Security Agreement, dated as of November 1, 2016, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.3	November 2, 2016

10.50	Amendment No. 2 to Loan and Security Agreement, dated as of December 15, 2016, among Tesla Finance LLC, Tesla 2014 Warehouse SPV LLC, the lenders and group agents party thereto and Deutsche Bank AG, New York Branch, as Administrative Agent.	8-K	001-34756	10.2	December 20, 2016

10.51	Assumption Agreement, dated as of December 15, 2016, among Tesla 2014 Warehouse SPV LLC, Citibank, N.A. as Group Agent and certain lenders affiliated therewith, and Deutsche Bank AG, New York Branch, as Administrative Agent.	8-K	001-34756	10.3	December 20, 2016

10.52†	Amended and Restated Credit Agreement among SolarCity Corporation, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of November 1, 2013.	10-K/A(1)	001-35758	10.10e	September 4, 2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.53

First Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among SolarCity Corporation, Bank of America, N.A. and other banks and financial institutions party thereto.

		10-Q(1)	001-35758	10.10f	August 7, 2014

10.54†

Second Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2014, by and among SolarCity Corporation, Bank of America, N.A. and other banks and financial institutions party thereto.

		10-Q(1)	001-35758	10.10g	August 7, 2014

10.55

Third Amendment to the Amended and Restated Credit Agreement, dated as of September 23, 2014, by and among SolarCity Corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10h	November 6, 2014

10.56†

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of October 10, 2014, by and among SolarCity Corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10i	November 6, 2014

10.57†

Fifth Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2014, by and among SolarCity Corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent.

		10-K(1)	001-35758	10.10j	February 24, 2015

10.58†

Sixth Amendment to the Amended and Restated Credit Agreement, dated as of June 24, 2015, by and among SolarCity Corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10k	July 30, 2015

10.59

Seventh Amendment to the Amended and Restated Credit Agreement, dated as of July 24, 2015, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10l	October 30, 2015

10.60

Eighth Amendment to the Amended and Restated Credit Agreement, dated as of November 17, 2015, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-K(1)	001-35758	10.10m	February 10, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.61

Ninth Amendment to the Amended and Restated Credit Agreement, dated as of December 14, 2015, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-K(1)	001-35758	10.10n	February 10, 2016

10.62

Tenth Amendment to the Amended and Restated Credit Agreement, dated as of March 29, 2016, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10o	May 9, 2016

10.63

Eleventh Amendment to the Amended and Restated Credit Agreement, dated as of April 19, 2016, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10p	May 9, 2016

10.64

Twelfth Amendment to the Amended and Restated Credit Agreement, dated as of July 24, 2016, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10q	August 9, 2016

10.65

Thirteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-Q(1)	001-35758	10.10r	August 9, 2016

10.66

Fourteenth Amendment to the Amended and Restated Credit Agreement, dated as of December 29, 2016, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-K(1)	001-35758	10.10s	March 1, 2017

10.67	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.68

First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K(1)	001-35758	10.16a	February 24, 2015

10.69

Second Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 15, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K(1)	001-35758	10.16b	February 24, 2015

10.70

Third Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of February 12, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q(1)	001-35758	10.16c	May 6, 2015

10.71

Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q(1)	001-35758	10.16d	May 6, 2015

10.72

Fifth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of June 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16e	July 30, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.73

Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16f	October 30, 2015

10.74

Seventh Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16g	October 30, 2015

10.75

Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16h	October 30, 2015

10.76

Ninth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-K(1)	001-35758	10.16i	February 10, 2016

10.77†	Loan Agreement, dated as of May 4, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.	10-Q(1)	001-35758	10.19	July 30, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.78†

Majority Group Agent Action No. 1, dated as of May 18, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q(1)	001-35758	10.19a	July 30, 2015

10.79†

Required Group Agent Action No. 2, dated as of June 26, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q(1)	001-35758	10.19b	July 30, 2015

10.80

Required Group Agent Action No. 3, dated as of July 13, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q(1)	001-35758	10.19c	October 30, 2015

10.81

Required Group Agent Action No. 4, dated as of August 25, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q(1)	001-35758	10.19d	October 30, 2015

10.82†

Required Group Agent Action No. 5, dated as of August 27, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q(1)	001-35758	10.19e	October 30, 2015

10.83†

Required Group Agent Action No. 7, dated as of September 30, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q(1)	001-35758	10.19f	October 30, 2015

10.84†

Required Group Agent Action No. 8, dated as of October 23, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as administrative agent, and the group agents party thereto.

		10-K(1)	001-35758	10.19g	February 10, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.85

Required Group Agent Action No. 9, dated as of November 25, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-K(1)	001-35758	10.19h	February 10, 2016

10.86†

Required Group Agent Action No. 10, dated as of December 18, 2015, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-K(1)	001-35758	10.19i	February 10, 2016

10.87

Required Group Agent Action No. 11, dated as of January 7, 2016, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19j	May 9, 2016

10.88†

Required Group Agent Action No. 12, dated as of February 29, 2016, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19k	May 9, 2016

10.89†

Required Group Agent Action No. 13, dated as of March 23, 2016, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19l	May 9, 2016

10.90†

Required Group Agent Action No. 14, dated as of March 30, 2016, by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19m	May 9, 2016

10.91†

Required Group Agent Action No. 15, dated as of April 25, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19n	August 9, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.92†

Required Group Agent Action No. 16, dated as of May 2, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19o	August 9, 2016

10.93†

Required Group Agent Action No. 17, dated as of May 16, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19p	August 9, 2016

10.94†

Administrative Agent Action No. 18, dated as of May 27, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19q	August 9, 2016

10.95

Required Group Agent Action No. 19, dated as of June 1, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19r	August 9, 2016

10.96†

Administrative Agent Action No. 20, dated as of June 27, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19s	August 9, 2016

10.97†

Required Group Agent Action No. 21, dated as of July 29, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19t	November 9, 2016

10.98†

Required Group Agent Action No. 22, dated as of September 8, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19u	November 9, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.99

Required Group Agent Action No. 23, dated as of September 15, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19v	November 9, 2016

10.100†

Required Group Agent Action No. 24, dated as of September 20, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19w	November 9, 2016

10.101†

Administrative Agent Action No. 25, dated as of September 30, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19x	November 9, 2016

10.102†

Required Group Agent Action No. 26, dated as of October 5, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q(1)	001-35758	10.19y	November 9, 2016

10.103†

Required Group Agent Action No. 27, dated as of November 1, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-K(1)	001-35758	10.19z	March 1, 2017

10.104†

Required Group Agent Action No. 28, dated as of December 9, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-K(1)	001-35758	10.19aa	March 1, 2017

10.105†

Required Group Agent Action No. 29, dated as of December 16, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-K(1)	001-35758	10.19bb	March 1, 2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.106†

Required Group Agent Action No. 30, dated as of December 28, 2016, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-K(1)	001-35758	10.19cc	March 1, 2017

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

99.1	Certain Excerpts from Annual Report on Form 10-K of SolarCity Corporation	—	—	—	—	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
(1)	Indicates a filing of SolarCity Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: March 1, 2017	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal	March 1, 2017
Elon Musk	Executive Officer)

/s/ Jason Wheeler	Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Jason Wheeler

/s/ Eric Branderiz	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Eric Branderiz

/s/ Brad W. Buss	Director	March 1, 2017
Brad W. Buss

/s/ Robyn Denholm	Director	March 1, 2017
Robyn Denholm

/s/ Ira Ehrenpreis	Director	March 1, 2017
Ira Ehrenpreis

/s/ Antonio J. Gracias	Director	March 1, 2017
Antonio J. Gracias

/s/ Stephen T. Jurvetson	Director	March 1, 2017
Stephen T. Jurvetson

/s/ Kimbal Musk	Director	March 1, 2017
Kimbal Musk