Form 10-Q
period 2017-03-31
Tesla, Inc.
filed 2017-05-10
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 164,259,736 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “might”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements, and you should not place undue reliance on these forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results or events to differ materially from the plans, intentions or expectations disclosed in these forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except for par values)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$4,006,593	$3,393,216
Restricted cash	88,946	105,519
Accounts receivable, net	440,349	499,142
Inventory	2,220,336	2,067,454
Prepaid expenses and other current assets	271,665	194,465
Total current assets	7,027,889	6,259,796
Operating lease vehicles, net	3,452,595	3,134,080
Solar energy systems, leased and to be leased, net	6,085,990	5,919,880
Property, plant and equipment, net	7,016,551	5,982,957
Intangible assets, net	388,608	376,145
Goodwill	40,984	—
MyPower customer notes receivable, net of current portion	486,350	506,302
Restricted cash, net of current portion	330,223	268,165
Other assets	224,536	216,751
Total assets	$25,053,726	$22,664,076
Liabilities and Equity
Current liabilities
Accounts payable	$2,075,333	$1,860,341
Accrued liabilities and other	1,460,367	1,210,028
Deferred revenue	841,494	763,126
Resale value guarantees	248,536	179,504
Customer deposits	616,398	663,859
Current portion of long-term debt and capital leases	829,080	984,211
Current portion of solar bonds issued to related parties	174,231	165,936
Total current liabilities	6,245,439	5,827,005

Long-term debt and capital leases, net of current portion	7,148,416	5,860,049
Solar bonds issued to related parties, net of current portion	100	99,164
Convertible senior notes issued to related parties	10,440	10,287
Deferred revenue, net of current portion	955,078	851,790
Resale value guarantees, net of current portion	2,444,058	2,210,423
Other long-term liabilities	2,081,822	1,891,449
Total liabilities	18,885,353	16,750,167
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests in subsidiaries	364,296	367,039
Convertible senior notes (Notes 11)	7,283	8,784
Stockholders' equity:
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 164,164 and 161,561 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	161	161
Additional paid-in capital	8,351,514	7,773,727
Accumulated other comprehensive loss	(20,769)	(23,740)
Accumulated deficit	(3,343,187)	(2,997,237)
Total stockholders' equity	4,987,719	4,752,911
Noncontrolling interests in subsidiaries	809,075	785,175
Total liabilities and equity	$25,053,726	$22,664,076

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Automotive	$2,035,060	$901,892
Automotive leasing	254,540	124,172
Total automotive revenue	2,289,600	1,026,064
Energy generation and storage	213,944	22,728
Services and other	192,726	98,256
Total revenues	2,696,270	1,147,048
Cost of revenues
Automotive	1,496,649	713,149
Automotive leasing	166,026	66,167
Total automotive cost of revenues	1,662,675	779,316
Energy generation and storage	151,773	18,113
Services and other	213,876	97,151
Total cost of revenues	2,028,324	894,580
Gross profit	667,946	252,468
Operating expenses
Research and development	322,040	182,482
Selling, general and administrative	603,455	318,210
Total operating expenses	925,495	500,692
Loss from operations	(257,549)	(248,224)
Interest income	3,090	1,251
Interest expense	(99,346)	(40,625)
Other income (expense), net	(18,098)	9,177
Loss before income taxes	(371,903)	(278,421)
Provision for income taxes	25,278	3,846
Net loss	(397,181)	(282,267)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(66,904)	—
Net loss attributable to common stockholders	$(330,277)	$(282,267)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(2.04)	$(2.13)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	162,129	132,676

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(330,277)	$(282,267)
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on derivatives:
Change in net unrealized gain (loss)	—	20,805
Less: Reclassification adjustment for net (gains) losses into net loss	(5,570)	—
Net unrealized gain (loss) on derivatives	(5,570)	20,805
Foreign currency translation adjustment	8,541	(3,684)
Other comprehensive income	2,971	17,121
Comprehensive loss	$(327,306)	$(265,146)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(397,181)	$(282,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376,602	156,460
Stock-based compensation	103,717	89,658
Amortization of discount on convertible debt	30,337	20,613
Inventory write-downs	26,918	13,010
Loss on disposal of property and equipment	41,120	26,171
Foreign currency transaction loss (gain)	5,064	(9,356)
Loss on the acquisition of SolarCity	11,571	—
Non-cash interest and other operating activities	(5,179)	7,135
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	91,541	(159,327)
Inventories and operating lease vehicles	(583,479)	(512,671)
Prepaid expenses and other current assets	(75,504)	(9,134)
Other assets and MyPower notes receivable	8,006	(6,862)
Accounts payable and accrued liabilities	2,531	60,593
Deferred revenue	103,941	89,671
Customer deposits	(51,004)	100,804
Resale value guarantee	184,579	150,636
Other long-term liabilities	56,609	15,261
Net cash used in operating activities	(69,811)	(249,605)
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(552,624)	(216,859)
Purchase of solar energy systems, leased to be leased	(219,948)	—
Increase in other restricted cash	(45,224)	(16,960)
Business combination, net of cash acquired	(109,147)	—
Net cash used in investing activities	(926,943)	(233,819)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offering	400,175	—
Proceeds from issuance of convertible and other debt	1,838,166	430,000
Repayments of convertible and other debt	(690,945)	—
Repayments of borrowings under solar bonds issued to related parties	(90,000)	—
Collateralized lease borrowings	186,355	241,763
Proceeds from exercise of stock options and other stock issuances	57,307	52,838
Principal payments on capital leases	(18,303)	(8,128)
Common stock and debt issuance costs	(11,094)	(1,038)
Purchase of convertible note hedges	(204,102)	—
Proceeds from issuance of warrants	52,883	—
Proceeds from investment by noncontrolling interests in subsidiaries	142,003	—
Distributions paid to noncontrolling interests in subsidiaries	(63,696)	—
Net cash provided by financing activities	1,598,749	715,435
Effect of exchange rate changes on cash and cash equivalents	11,382	12,870
Net increase in cash and cash equivalents	613,377	244,881
Cash and cash equivalents, beginning of period	3,393,216	1,196,908
Cash and cash equivalents, end of period	$4,006,593	$1,441,789
Supplemental noncash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$654,322	$235,829
Estimated fair value of facilities under build-to-suit lease	65,244	39,034

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Overview

Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and energy products. In addition, as a result of our acquisition of SolarCity Corporation (“SolarCity”) on November 21, 2016, we also design, manufacture, install and sell or lease solar energy systems, or sell electricity generated by our solar energy systems to customers. Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations and measures performance among two segments: (i) automotive and (ii) energy generation and storage.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of March 31, 2017, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016 and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations. Starting in the fourth quarter of 2016, we have reclassified the revenue and cost of revenue of our energy storage products from ‘services and other’ into ‘energy generation and storage’ for all periods presented.

Resale Value Guarantees and Other Financing Programs

Vehicle sales to customers with a resale value guarantee

We offered resale value guarantees or similar buy-back terms to all customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Under this program, customers have the option of selling their vehicle back to us during the guarantee period for a determined resale value. Guarantee periods generally range from 36 to 39 months. Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalize the cost of these vehicles on the consolidated balance sheets as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue and the net book value of the leased vehicle is expensed to costs of automotive leasing revenue. In cases when customers return the vehicle back to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue and we reclassify the net book value of the vehicle on our balance sheet to pre-owned vehicle inventory. As of March 31, 2017 and December 31, 2016, $197.3 million and $179.5 million, respectively, of the guarantees were exercisable by customers within the next twelve months.

Vehicle sales to leasing partners with a resale value guarantee

We also offer resale value guarantees in connection with automobile sales to certain leasing partners. As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under ASC 840, Leases. Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantees for the long-term portion and deferred revenue for the current portion. We accrete the deferred revenue amount to automotive leasing revenue on a straight-line basis over the guarantee period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheets, and we record depreciation from these vehicles to cost of automotive leasing revenues during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in the consolidated statements of cash flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive leasing revenue. The maximum cash we could be required to pay under this program, should we decide to repurchase all vehicles, was $977.4 million as of March 31, 2017, including $51.2 million within the next twelve months.

As of March 31, 2017 and December 31, 2016, we had $1.29 billion and $1.18 billion, respectively, of such borrowings recorded in resale value guarantees and $311.7 million and $289.1 million, respectively, recorded in deferred revenue liability. As of March 31, 2017 and December 31, 2016, we had a total of $50.3 million and $57.0 million, respectively, in account receivables from our leasing partners.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Activity related to our resale value guarantee and similar programs consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$2,462,061	$1,556,529
Net increase in operating lease vehicles	414,361	413,981
Depreciation expense recorded in cost of automotive leasing revenues	(78,856)	(44,818)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of early cancellation of resale value guarantee	(8,423)	(3,086)
Additional depreciation expense recorded in cost of automotive leasing revenues result of expiration	(41,432)	—
Increases to inventory from vehicles returned under our trade- in program and exercises of resale value guarantee	(15,312)	(13,296)
Operating lease vehicles—end of period	$2,732,399	$1,909,310

Deferred Revenue
Deferred revenue—beginning of period	$916,652	$679,132
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	238,687	225,764
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive leasing revenue	(137,668)	(97,748)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(1,737)	(2,996)
Recognition of deferred revenue resulting from return of vehicle under trade-in program, expiration, and exercises of resale value guarantee	(5,432)	(3,184)
Deferred revenue—end of period	$1,010,502	$800,968

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$2,389,927	$1,430,573
Increase in resale value guarantee	418,721	381,499
Reclassification from long-term to short-term collateralized borrowing	(48,384)	(22,826)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(6,142)	(2,501)
Release of resale value guarantee resulting from return of vehicle under trade-in program and exercises	(20,199)	(11,247)
Release of resale value guarantee resulting from expiration of resale value guarantee	(41,330)	—
Resale value guarantee liability—end of period	$2,692,593	$1,775,498

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2017 and December 31, 2016, the aggregate balances of our gross unrecognized tax benefits were $219.4 million and $203.9 million, respectively, of which $213.2 million and $198.3 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

Net Loss per Share of Common Stock Attributable to Common Stockholders

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. Since we expect to settle in cash the principal outstanding under the 1.5% Convertible Senior Notes due in 2018, the 0.25% Convertible Senior Notes due in 2019, the 1.25% Convertible Senior Notes due in 2021 and the 2.375% Convertible Senior Notes due in 2022, we use the treasury stock method when calculating their potential dilutive effect, if any. The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock-based awards	9,738,595	16,267,953
Convertible senior notes	2,370,788	1,955,136
Warrants	595,104	344,392

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the United States. At times, these deposits may be in excess of insured limits. As of March 31, 2017, no customer represented 10% or more of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly rated multinational banks. We maintain reserves for any amounts that we consider uncollectible.

Supply Risk

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components from these suppliers, could have a material adverse effect on our business, prospects, financial condition and operating results.

Warranties

We provide a manufacturer’s warranty on all new and certified pre-owned vehicles, production powertrain components and systems and energy products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve, which includes our best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or power purchase agreements, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities. Warranty expense is recorded as a component of cost of revenues. Accrued warranty activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Accrued warranty—beginning of period	$266,655	$180,754
Warranty costs incurred	(23,016)	(15,704)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(3,510)	3,384
Provision for warranty	66,822	30,271
Accrued warranty—end of period	$306,951	$198,705

For the three months ended March 31, 2017 and 2016, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $6.1 million and $2.5 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09. Adoption of the ASUs is either retrospective to each prior period presented or retrospective with a cumulative adjustment to accumulated deficit as of the adoption date. We have not yet selected a transition method, and we are currently evaluating the impact of adopting the ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is modified retrospective. We are currently obtaining an understanding of the ASU but plan to adopt the ASU on January 1, 2019.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, to clarify when a contingent put or call option to accelerate the repayment of debt is an embedded derivative. The ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is modified retrospective. We adopted the ASU on January 1, 2017, but the ASU did not have an impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. In particular, the ASU requires all income tax effects from share-based compensation to be recognized in the consolidated statement of operations when the awards vest or are settled, the ASU permits accounting for forfeitures as they occur, and the ASU permits a higher level of statutory income tax withholding without triggering liability accounting. Adoption of the ASU is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. We adopted the ASU on January 1, 2017. Our gross U.S. deferred tax assets increased by $909.1 million as a result of our adoption, which was fully offset by a corresponding increase to our valuation allowance. In addition, we now account for forfeitures as they occur.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. We are currently obtaining an understanding of the ASU but plan to adopt the ASU on January 1, 2018, which will impact the classifications within the consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to require the recognition of the income tax effects from an intra-entity transfer of an asset other than inventory. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is modified retrospective. We early adopted the ASU on January 1, 2017. Our adoption did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, to require the statement of cash flows to present restricted cash as a part of the beginning and ending balances of cash and cash equivalents. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. We plan to adopt the ASU on January 1, 2018, which will impact the classifications within the consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to change the determination of the amount of goodwill impairment to the excess of the carrying amount of a reporting unit over the reporting unit’s fair value. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is prospective. We have not yet selected an adoption date, and the ASU will have a currently undetermined impact on the consolidated financial statements.

Note 3 – Business Combinations

Grohmann Acquisition

On January 3, 2017 we completed our acquisition of Grohmann Engineering GmbH (“Grohmann”), a company that specializes in the design, development and sale of automated manufacturing systems, for $109.5 million in cash. We acquired Grohmann to improve the speed and efficiency of our manufacturing processes.

At the time of acquisition, we entered into an incentive compensation arrangement for up to a maximum of $25.8 million of payments contingent upon continued service with us for 36 months after the acquisition date. Such payments would have been accounted for as compensation expense in the periods earned. However, during the three months ended March 31, 2017, we terminated the incentive compensation arrangement and accelerated the payments thereunder. As a result, we recorded the entire $25.8 million as compensation expense during this period, which was included in selling, general and administrative expense in our consolidated statements of operations.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Grohmann acquisition using the purchase method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the purchase accounting assessment may result in a change in the valuation of the intangible assets acquired and the related taxes, which may have a material impact on our results of operations and financial position.

The preliminary allocation of the purchase price is based on management’s estimate of the acquisition date fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$334
Accounts receivable	42,947
Inventory	10,031
Property, plant and equipment	44,030
Intangible assets	21,723
Prepaid expenses and other assets, current and non-current	1,998
Total assets acquired	$121,063
Liabilities assumed:
Accounts payable	(19,975)
Accrued liabilities	(12,403)
Debt and capital leases, current and non-current	(9,220)
Other long-term liabilities	(10,049)
Total liabilities assumed	$(51,647)
Net assets acquired	$69,416
Goodwill	40,065
Total purchase price	$109,481

Goodwill represented the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to the expected synergies from potential monetization opportunities and from integrating Grohmann’s technology into our automotive business as well as the acquired talent. Goodwill is not deductible for U.S. income tax purposes and is not amortized. Rather, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value.

Identifiable Intangible Assets Acquired

A preliminary assessment of the fair value of identified intangible assets and their respective useful lives are as follows (in thousands, except for estimated useful life):

	As of March 31, 2017
	Approximate Fair Value	Estimated Useful Life (in years)
Developed technology	$12,528	10
Software	3,341	3
Customer relations	3,236	6
Trade name	1,775	7
Other	843	2
Total intangible assets	$21,723

Grohmann’s results of operations since the acquisition date have been included within the automotive segment in our consolidated statements of operations. Actual and pro forma results of operations have not been separately presented because they were not material.

SolarCity Acquisition

On November 21, 2016 we completed our acquisition of SolarCity for a total purchase price of $2.1 billion in stock. We are currently finalizing our estimates of the fair values of the solar energy systems, leased and to be leased, identifiable intangible assets, deferred revenue, deferred taxes and noncontrolling interests assumed. Fair value adjustments recorded during the measurement period (a period not to exceed 12 months) may have a material impact on our consolidated financial statements. During the three months ended March 31, 2017, we recorded an $11.6 million measurement period adjustment to the acquisition date fair value of certain assets as previously reported in our Form 10-K for the year ended December 31, 2016. The measurement period adjustment was recorded as a loss to other income (expense), net, in our consolidated statement of operations for the three months ended March 31, 2017, to reduce the gain on acquisition initially recognized during the period ended December 31, 2016.

Note 4 – Goodwill and Intangible Assets

Goodwill increased to $41.0 million as of March 31, 2017 due to our acquisition of Grohmann and the impact of foreign currency translation adjustments.

Information regarding our acquired intangible assets as of March 31, 2017 was as follows (in thousands):

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$125,889	$(5,894)	$119,995
Trade name	45,275	(3,180)	42,095
Favorable contracts and leases, net	112,817	(2,808)	110,009
Other	34,099	(4,422)	29,677
Total finite-lived intangible assets:	$318,080	$(16,304)	$301,776
Indefinite-lived intangible assets:
IPR&D	86,832	—	86,832
Total infinite-lived intangible assets:	86,832	—	86,832
Total intangible assets	$404,912	$(16,304)	$388,608

The acquired in-process research and development (“IPR&D”) is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. We expect to complete the research and development efforts in the second half of 2017, but there can be no assurance that the commercial feasibility will be achieved. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing. If commercial feasibility is not achieved, we would likely look to other alternative technologies.

As of March 31, 2017, total future amortization expense for intangible assets was estimated as follows (in thousands):

Total
Nine months ending December 31, 2017	$28,670
2018	37,514
2019	37,514
2020	35,675
2021	34,709
Thereafter	127,694
Total	$301,776

Note 5 – Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. Our assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2017				December 31, 2016
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,727,155	$2,727,155	$—	$—	$2,226,322	$2,226,322	$—	$—
Interest rate swaps	1,022	—	1,022	—	1,490	—	1,490	—
Total	$2,728,177	$2,727,155	$1,022	$—	$2,227,812	$2,226,322	$1,490	$—

All of our cash equivalents and short-term marketable securities were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the three months ended March 31, 2017, there were no transfers between the levels of the fair value hierarchy.

Interest Rate Swaps

We enter into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by certain of our lenders. We do not designate our interest rate swaps as hedging instruments. Accordingly, our interest rate swaps are recorded at fair value on the consolidated balance sheets within other assets or other long-term liabilities, with any changes in their fair values recognized as other income (expense), net, in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. Our interest rate swaps outstanding were as follows (in thousands):

				Three Months Ended March 31, 2017
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Gross Gains	Gross Losses
Interest rate swaps	$754,591	$8,953	$9,975	$688	$1,250

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, accrued liabilities, customer deposits, convertible senior notes, the participation interest, solar asset-backed notes, solar loan-backed notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, convertible senior notes, the participation interest, solar asset-backed notes, Solar Bonds and long-term debt approximated their fair values.

We estimate the fair value of convertible senior notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair value of customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes and Solar Bonds based on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in thousands):

	March 31,2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
MyPower customer notes receivable	$492,627	$492,627	$513,002	$513,002
Convertible senior notes	3,801,009	4,570,495	2,957,288	3,205,641
Participation interest	17,055	17,322	16,713	15,025
Solar asset-backed notes	434,829	436,896	442,764	428,551
Solar loan-backed notes	268,021	278,770	137,024	132,129

Note 6 – Inventory

As of March 31, 2017 and December 31, 2016, our inventory consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$693,499	$680,339
Work in process	254,684	233,746
Finished goods	1,141,556	1,016,731
Service parts	130,597	136,638
Total	$2,220,336	$2,067,454

Finished goods inventory included vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, pre-owned Tesla vehicles and energy storage products.

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2017 and 2016, we recorded write-downs of $21.0 million and $12.7 million, respectively, in cost of revenues.

Note 7 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Solar energy systems leased to customers	$5,376,722	$5,052,976
Initial direct costs related to customer solar energy system lease acquisition costs	35,360	12,774
	$5,412,082	$5,065,750
Less: accumulated depreciation and amortization	(67,210)	(20,157)
	$5,344,872	$5,045,593
Solar energy systems under construction	400,657	460,913
Solar energy systems to be leased to customers	340,461	413,374
Solar energy systems, leased and to be leased – net (1)(2)	$6,085,990	$5,919,880

(1)

Included in solar energy systems, leased and to be leased, as of March 31, 2017 and December 31, 2016 was $36.0 million and $36.0 million, respectively, related to capital leased assets with an accumulated depreciation of $0.6 million and $0.2 million, respectively.

(2)

Included in solar energy systems, leased and to be leased, as of March 31, 2017 and December 31, 2016 was $21.5 million and $21.3 million related to energy storage systems with an accumulated depreciation of $0.2 million and $0.1 million, respectively.

Note 8 – Property, Plant and Equipment

As of March 31, 2017 and December 31, 2016, our property, plant and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Machinery, equipment, vehicles and office furniture	$2,358,180	$2,154,367
Tooling	825,036	794,793
Leasehold improvements	559,848	505,295
Land and buildings	1,213,191	1,079,452
Computer equipment, hardware and software	301,911	275,655
Construction in progress	2,899,557	2,147,332
Other	23,771	23,548
	$8,181,494	$6,980,442
Less: Accumulated depreciation and amortization	(1,164,943)	(997,485)
Total	$7,016,551	$5,982,957

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles, a portion of Gigafactory 1 construction. In addition, construction in progress also included certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three months ended March 31, 2017 and 2016, we capitalized $23.3 million and $9.1 million, respectively, of interest.

We are sometimes involved in the construction of our leased facilities, primarily related to retail stores, service centers and certain manufacturing facilities. In accordance with ASC 840, Leases, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets and land during the construction period. Accordingly, upon commencement of the construction activities, we record a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we would remove the asset and the liability and treat the lease as an operating lease. If the lease does not meet the criteria, the leased property would be treated as a capital lease and included in building and building improvements in the table above.

As of March 31, 2017 and December 31, 2016, the table above included $1.38 billion and $1.32 billion, respectively, of build-to-suit lease assets. As of March 31, 2017 and December 31, 2016, the corresponding financing liabilities of $11.1 million and $3.8 million, respectively, were recorded in accrued liabilities and $1.40 billion and $1.32 billion, respectively, were recorded in other long-term liabilities.

Depreciation and amortization expense during the three months ended March 31, 2017 and 2016 were $160.1 million and $99.2 million, respectively. Gross property and equipment under capital leases as of March 31, 2017 and December 31, 2016 were $279.2 million and $112.6 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates were $48.9 million and $40.2 million, respectively.

We had incurred and capitalized costs of $1.14 billion and $825.3 million, respectively, for Gigafactory 1 as of March 31, 2017 and December 31, 2016.

Note 9 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued warranty reserve, net of current portion	$176,024	$149,858
Build-to-suit lease liability, net of current portion	1,398,650	1,323,293
Deferred rent expense	34,254	36,966
Financing obligation, net of current portion	88,426	84,360
Liability for receipts from an investor	111,912	76,828
Other noncurrent liabilities	272,556	220,144
Total long-term liabilities	$2,081,822	$1,891,449

For additional information on the build-to-suit lease liability, please see Note 8, Property, Plant and Equipment. The liability for receipts from an investor represents the amounts received from the investor under a lease pass-through fund arrangement for the monetization of investment tax credits (“ITCs”) for solar energy systems not yet placed in service. This balance is reclassified to deferred revenue when the solar energy systems are placed in service.

Note 10 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle and additional payments up to the point of delivery, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model and the country of delivery. Customer deposits are fully refundable up to the point the vehicle is placed into the production cycle. Customer deposits are included in current liabilities until refunded or until they are applied to a customer’s purchase balance at the time of delivery. As of March 31, 2017 and December 31, 2016, we held $616.4 million and $663.9 million, respectively, in customer deposits.

Note 11 – Convertible and Long-Term Debt Obligations

The following is a summary of our debt as of March 31, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Dates
Recourse debt:
1.5% Convertible Senior Notes due in 2018 ("2018 Notes")	$204,993	$197,710	—	—	1.5%	June 2018
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	—	837,661	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,145,078	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	820,938	—	2.375%	March 2022
Credit Agreement	934,000	—	934,000	210,169	1% plus LIBOR	June 2020
Secured Revolving Credit Facility	359,000	360,474	—	4,312	4.2%-6.5%	December 2017
Vehicle and Other Loans	28,201	20,004	8,197	—	1.1%-7.6%	April 2017 - September 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	216,172	—	2.8%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	492,705	—	1.6%	November 2019
Zero-coupon Convertible Senior Notes due in 2020	113,000	—	90,745	—	0.0%	December 2020
Solar Bonds	233,059	200,904	30,797	*	2.5%-6.5%	May 2017 - January 2031
Total recourse debt	5,945,753	779,092	4,576,293	214,481
Non-recourse debt:
Warehouse Agreement	444,709	113,831	330,877	155,291	Various	September 2018
Canada Credit Facility	62,287	18,907	43,380	—	3.6%-4.5%	December 2020
Term Loan due in December 2018	106,028	—	105,524	30,781	4.4%	December 2018
Term Loan due in January 2021	181,102	5,956	173,870	—	4.5%	January 2021
Revolving Aggregation Credit Facility	509,386	—	512,043	250,614	4.2%-4.8%	December 2018
Solar Renewable Energy Credit Loan Facility	53,159	12,392	41,043	1,841	6.6%	July 2021
Cash Equity Debt I	118,956	3,333	114,622	—	5.7%	July 2033
Cash Equity Debt II	205,251	5,458	187,806	—	5.3%	July 2034
Cash Equity Debt III	167,501	3,646	160,751	—	5.8%	January 2035
Solar Asset-backed Notes, Series 2013-1	41,025	3,289	37,513		4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	59,824	3,019	56,471	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	183,154	7,240	169,798	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	117,333	2,393	107,554	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	49,440	1,202	46,350	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	131,066	3,514	124,030	—	4.8%-Class A 6.9%-Class B	September 2048
Solar Loan-backed Notes, Series 2017-A	145,000	465	140,012	—	5.0%-Class A 6.1%-Class B 7.5%-Class C	September 2049
Total non-recourse debt	2,575,221	184,645	2,351,644	438,527
Total debt	$8,520,974	$963,737	$6,927,937	$653,008
*	Out of the $350.0 million authorized to be issued, $116.9 million remained available to be issued. See below and Note 16, Related Party Transactions, for Solar Bonds issued to related parties.

The following is a summary of our debt as of December 31, 2016 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Dates
Recourse debt:
2018 Notes	$205,013	$196,229	—	—	1.5%	June 2018
2019 Notes	920,000	—	827,620	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,132,029	—	1.25%	March 2021
Credit Agreement	969,000	—	969,000	181,000	1% plus LIBOR	June 2020
Secured Revolving Credit Facility	364,000	366,247	—	24,305	4.0%-6.0%	January 2017 - December 2017
Vehicle and Other Loans	23,771	17,235	6,536	—	2.9%-7.6%	March 2017 - June 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	212,223	—	2.8%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	483,820	—	1.6%	November 2019
Zero-coupon Convertible Senior Notes due in 2020	113,000	—	89,418	—	0.0%	December 2020
Solar Bonds	332,060	181,582	148,948	#	1.1%-6.5%	January 2017 - January 2031
Total recourse debt	5,102,844	761,293	3,869,594	205,305
Non-recourse debt:
Warehouse Agreement	390,000	73,708	316,292	210,000	Various	September 2018
Canada Credit Facility	67,342	18,489	48,853	—	3.6%- 4.5%	December 2020
Term Loan due in December 2017	75,467	75,715	—	52,173	4.2%	December 2017
Term Loan due in January 2021	183,388	5,860	176,169	—	4.5%	January 2021
MyPower Revolving Credit Facility	133,762	133,827	—	56,238	4.1%-6.6%	January 2017
Revolving Aggregation Credit Facility	424,757	—	427,944	335,243	4.0%-4.8%	December 2018
Solar Renewable Energy Credit Term Loan	38,124	12,491	26,262	—	6.6%-9.9%	April 2017 - July 2021
Cash Equity Debt I	119,753	3,272	115,464	—	5.7%	July 2033
Cash Equity Debt II	206,901	5,376	189,424	—	5.3%	July 2034
Cash Equity Debt III	170,000	4,994	161,853		5.8%	January 2035
Solar Asset-backed Notes, Series 2013-1	41,899	3,329	38,346	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	60,768	3,016	57,417	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	186,851	7,055	173,625	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	119,199	1,511	110,238	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	50,119	1,202	47,025	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	140,586	3,514	133,510	—	4.8%-Class A 6.9%-Class B	September 2048
Total non-recourse debt	2,408,916	353,359	2,022,422	653,654
Total debt	$7,511,760	$1,114,652	$5,892,016	$858,959
#	Out of the $350.0 million authorized to be issued, $17.9 million remained available to be issued. See below and Note 16, Related Party Transactions, for Solar Bonds issued to related parties.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts and deferred financing costs. As of March 31, 2017, we were in compliance with all financial debt covenants.

The following descriptions summarize the significant debt activity in the three months ended March 31, 2017.

2.375% Convertible Senior Notes due in 2022, Bond Hedges and Warrant Transactions

In March 2017, we issued $977.5 million in aggregate principal of 2.375% convertible senior notes due in March 2022 (“2022 Notes”) in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $965.9 million.

Each $1,000 of principal of the 2022 Notes is initially convertible into 3.0534 shares of our common stock, which is equivalent to an initial conversion price of approximately $327.50 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2022 Notes may convert, at their option, on or after December 15, 2021. Further, holders of the 2022 Notes may convert such 2022 Notes, at their option, prior to December 15, 2021, only under the following circumstances: (1) during any quarter beginning after June 30, 2017, if the closing price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days immediately preceding the quarter is greater than or equal to 130% of the conversion price; (2) during the five-business day period following any five-consecutive trading day period in which the trading price of the 2022 Notes is less than 98% of the average of the closing price of our common stock for each day during such five-consecutive trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon a conversion, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2022 Notes may require us to repurchase all or a portion of their 2022 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert their 2022 Notes in connection with such an event in certain circumstances. As of March 31, 2017, none of the conditions permitting the holders of the 2022 Notes to early convert had been met. Therefore, the 2022 Notes are classified as long-term debt.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2022 Notes. We recorded to stockholders’ equity $145.6 million for the conversion feature. The resulting debt discount is being amortized to interest expense at an effective interest rate of 6.00%.

In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 3.0 million shares of our common stock at a price of approximately $327.50 per share. The cost of the convertible note hedge transactions was $204.1 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to certain specified events) a total of approximately 3.0 million shares of our common stock at a price of $655.00 per share. We received $52.9 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution from the conversion of the 2022 Notes and to effectively increase the overall conversion price from $327.50 to $655.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on our consolidated balance sheet as of March 31, 2017.

Term Loan due in December 2018

On March 31, 2016, a subsidiary of SolarCity entered into an agreement for a term loan. The term loan bears interest at an annual rate of the lender’s cost of funds plus 3.25%. The fee for undrawn commitments is 0.85% per annum. On March 31, 2017, the agreement was amended to extend the availability period and the maturity date. The term loan is secured by substantially all of the assets and cash flows of the subsidiary and is non-recourse to our other assets.

Term Loan due in January 2021

In January 2016, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a term loan. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to our other assets. During the three months ended March 31, 2017, we repaid $2.3 million of the principal outstanding under the term loan.

MyPower Revolving Credit Facility

In January 2017, the MyPower revolving credit facility matured, and the aggregate outstanding principal amount was fully repaid.

Solar Renewable Energy Credit Loan Facilities

On March 31, 2016, a subsidiary of SolarCity entered into an agreement for a term loan. The term loan bore interest at an annual rate of one-month LIBOR plus 9.00% or, at our option, 8.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan was secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and was non-recourse to our other assets. On March 1, 2017, we fully repaid the outstanding principal amount under the term loan.

On July 14, 2016, the same subsidiary entered into an agreement for another loan facility. The loan facility bears interest at an annual rate of one-month LIBOR plus 5.75% or, at our option, 4.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The loan facility is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to our other assets.

Solar Loan-backed Notes, Series 2017-A

On January 27, 2017, we pooled and transferred certain MyPower customer notes receivable into a special purpose entity (“SPE”) and issued $123.0 million in aggregate principal of Solar Loan-backed Notes, Series 2017-A, Class A; $8.8 million in aggregate principal of Solar Loan-backed Notes, Series 2017-A, Class B; and $13.2 million in aggregate principal of Solar Loan-backed Notes, Series 2017-A, Class C; backed by these notes receivable to investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these notes receivable. The Solar Loan-backed Notes were issued at a discount of 1.87% for Class A, 1.86% for Class B and 8.13% for Class C. The payments received by the SPE from these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to our other assets.

Interest Expense

The following table presents the aggregate amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt issuance costs and debt discount on convertible notes with cash conversion features, which includes the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual interest coupon	$6,151	$8,391
Amortization of debt issuance costs	1,308	1,898
Amortization of debt discount	23,962	25,191
Total	$31,421	$35,480

Note 12 – Common Stock

In March 2017, we completed a public offering of our common stock and issued a total of 1,536,259 shares for total cash proceeds of $399.6 million (including 95,420 shares purchased by our Chief Executive Officer for approximately $25.0 million), net of underwriting discounts and offering costs.

Note 13 – Equity Incentive Plans

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the 2010 Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors. Nonqualified stock options and stock purchase rights may be granted to our employees and consultants. Generally, our stock option and RSU awards vest over up to four years and are exercisable over a maximum period of ten years from their grant dates. Vesting typically terminates when the employment or consulting relationship ends.

In addition, as a result of our acquisition of SolarCity, we assumed its equity award plans and its outstanding equity awards as of the acquisition date. The assumed equity awards were converted into equity awards of Tesla common stock in share amounts and prices based on the exchange ratio specified in the acquisition agreement, with the assumed equity awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition. The assumed equity awards have vesting and other terms and conditions that are substantially the same as those under the 2010 Plan.

As of March 31, 2017, there were 16,856,143 shares underlying outstanding equity awards.

2014 Performance-Based Stock Option Awards

In 2014, to create incentives for continued long-term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by us, the Compensation Committee of our Board of Directors granted stock option awards to certain employees (excluding our Chief Executive Officer) to purchase an aggregate of 1,073,000 shares of our common stock. Each award consisted of four vesting tranches with a vesting schedule based entirely on the attainment of performance milestones, assuming continued employment and service through each vesting date:

•	1/4th of each award vested upon completion of the first Model X production vehicle;
•	1/4th of each award is scheduled to vest upon achieving aggregate production of 100,000 vehicles in a trailing 12-month period;
•	1/4th of each award is scheduled to vest upon completion of the first Model 3 production vehicle; and
•	1/4th of each award is scheduled to vest upon achieving an annualized gross margin of greater than 30.0% for any three-year period.

As of March 31, 2017, the following performance milestone was achieved:

•	Completion of the first Model X production vehicle.

As of March 31, 2017, the following performance milestones were considered probable of achievement:

•	Completion of the first Model 3 production vehicle; and
•	Achieving aggregate production of 100,000 vehicles in a trailing 12-month period.

We begin recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of March 31, 2017, we had unrecognized stock-based compensation expense of $17.1 million for the performance milestone that was not considered probable of achievement. For the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense of $2.7 million and $9.0 million, respectively, related to these awards.

2012 Chief Executive Officer Awards

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our Chief Executive Officer (the “2012 CEO Grant”). The 2012 CEO Grant consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.0 billion, as compared to our initial market capitalization of $3.2 billion at the time of the 2012 CEO Grant. As of March 31, 2017, the market conditions for eight vesting tranches and the following seven performance milestones were achieved:

•	Successful completion of the Model X alpha prototype;
•	Successful completion of the Model X beta prototype;
•	Completion of the first Model X production vehicle;
•	Aggregate production of 100,000 vehicles;
•	Successful completion of the Model 3 alpha prototype,
•	Successful completion of the Model 3 beta prototype; and
•	Aggregate production of 200,000 vehicles.

As of March 31, 2017, the following performance milestones were considered probable of achievement:

•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 300,000 vehicles.

We begin recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of March 31, 2017, we had $3.5 million of total unrecognized stock-based compensation expense for those performance milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.4 years. As of March 31, 2017, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was not considered probable of achievement. For the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense of $1.4 million and $10.4 million, respectively, related to the 2012 CEO Grant.

Our Chief Executive Officer earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$10,031	$6,403
Research and development	49,192	39,602
Selling, general and administrative	44,494	43,652
Total	$103,717	$89,657

We realized no income tax benefits from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As of March 31, 2017, we had $1.22 billion of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-performance awards, which will be recognized over a weighted-average period of 3.0 years.

Note 14 – Commitments and Contingencies

Non-Cancellable Leases

We have entered into various non-cancellable leases for certain of our offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, solar energy systems and supercharger sites, throughout the world.

Build-to-Suit Lease Arrangement in Buffalo, New York

As discussed in Note 8, Property, Plant and Equipment, as part of our acquisition of SolarCity, we assumed a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “Foundation”) where the Foundation will construct a solar cell and panel manufacturing facility, referred to as Gigafactory 2, with our participation in the design and construction, install certain utilities and other improvements and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. The Foundation will cover (i) construction costs related to the manufacturing facility in an amount up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $274.7 million and (iii) $125.3 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and the manufacturing equipment purchased by the Foundation. Following completion of the manufacturing facility, we will lease the manufacturing facility and the manufacturing equipment owned by the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

Under the terms of the build-to-suit lease arrangement, we are required to achieve specific operational milestones during the initial term of the lease, which include employing a certain number of employees at the manufacturing facility, within western New York and within the State of New York within specified periods following the completion of the manufacturing facility. We are also required to spend or incur approximately $5.0 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following the achievement of full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the manufacturing facility, if we fail to meet these specified investment and job creation requirements, then we would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that we fail to meet these requirements. Furthermore, if the arrangement is terminated due to a material breach by us, then additional amounts might be payable by us.

The non-cash investing and financing activities related to the arrangement during the three months ended March 31, 2017 amounted to $40.9 million.

Legal Proceedings

Securities Litigation

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

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. We believe that the claims are without merit and intend to defend against them vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging Tesla’s acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint; that motion is pending. These same plaintiffs filed a parallel action in the United States District Court for the District of Delaware on April 21, 2017, adding claims for violations of the federal securities laws.

On February 6, 2017, a purported stockholder made a demand to inspect Tesla’s books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the SolarCity acquisition. On April 17, 2017, the purported stockholder filed a petition for a writ of mandate in California Superior Court, seeking to compel Tesla to provide the documents requested in the demand.

On March 24, 2017, another lawsuit was filed in the United States District Court for the District of Delaware by a purported Tesla stockholder challenging the SolarCity acquisition. The complaint alleges, among other things, that Tesla’s board of directors breached their fiduciary duties in connection with the acquisition and alleges violations of the federal securities laws.

Tesla believes that claims challenging the SolarCity merger are without merit. We are unable to estimate the possible loss, if any, associated with these claims.

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

In February 2013, two of SolarCity’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the U.S. government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the U.S. government, in fact, paid them more, not less, than they were entitled to as a matter of law. We believe that the U.S. government’s claims are without merit and expect the plaintiff funds to litigate the case vigorously. Trial in the case is set for the latter half of 2017. We are unable to estimate the possible loss, if any, associated with this lawsuit.

Other Matters

From time to time, we have received requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board and the Securities and Exchange Commission. We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

Indemnifications and Guaranteed Returns

As disclosed in Note 15, VIE Arrangements, we are contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, we assess and recognize, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. We believe that any payments to the fund investors in excess of the amount already recognized by us for this obligation are not probable based on the facts known at the filing date.

The maximum potential future payments that we could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the funds as determined by us and the values that the U.S. Treasury Department would determine as fair value for the systems for purposes of claiming U.S. Treasury grants or the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs or U.S. Treasury grants. We claim U.S. Treasury grants based on guidelines provided by the U.S. Treasury department and the statutory regulations from the IRS. We use fair values determined with the assistance of independent third-party appraisals commissioned by us as the basis for determining the ITCs that are passed-through to and claimed by the fund investors. Since we cannot determine future revisions to U.S. Treasury Department guidelines governing solar energy system values or how the IRS will evaluate system values used in claiming ITCs or U.S. Treasury grants, we are unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

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

As disclosed in Note 15, we are contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on our current financial projections regarding the amount and timing of future distributions to the fund investor, we do not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, we are unable to estimate the maximum potential payments under this guarantee. To date, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

Our lease pass-through financing funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, we may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of March 31, 2017, we had $86.0 million of unused letters of credit outstanding.

Note 15 – VIE Arrangements

We have entered into various arrangements with investors to facilitate the funding and monetization of our solar energy systems. In particular, our wholly owned subsidiaries and fund investors have formed and contributed cash and assets into various financing funds and entered into related agreements. We have determined that the funds are VIEs and we are the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. We have considered the provisions within the contractual agreements, which grant us the power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated customer contracts to be sold or contributed to these VIEs and the redeployment of solar energy systems and management of customer receivables. We consider that the rights granted to the fund investors under the contractual agreements are more protective in nature rather than participating.

As the primary beneficiary of these VIEs, we consolidate in the financial statements the financial position, results of operations and cash flows of these VIEs, and all intercompany balances and transactions between us and these VIEs are eliminated in the consolidated financial statements. Cash distributions of income and other receipts by a fund, net of agreed upon expenses, estimated expenses, tax benefits and detriments of income and loss and tax credits, are allocated to the fund investor and our subsidiary as specified in contractual agreements.

Generally, our subsidiary has the option to acquire the fund investor’s interest in the fund for an amount based on the market value of the fund or the formula specified in the contractual agreements.

As of March 31, 2017 and December 31, 2016, we were contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the fund investor from the fund, the tax benefits that accrue to the fund investor from the fund’s activities and the amount and timing of our purchase of the fund investor’s interest in the fund or the amount and timing of the distributions to the fund investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the fund investor and the possibility and timing of liquidation of the fund, we are unable to determine the potential maximum future payments that we would have to make under this guarantee.

Upon the sale or liquidation of a fund, distributions would occur in the order and priority specified in the contractual agreements.

Pursuant to management services, maintenance and warranty arrangements, we have been contracted to provide services to the funds, such as operations and maintenance support, accounting, lease servicing and performance reporting. In some instances, we have guaranteed payments to the fund investors as specified in the contractual agreements. A fund’s creditors have no recourse to our general credit or to that of other funds. None of the assets of the funds had been pledged as collateral for their obligations.

We present the solar energy systems in the VIEs under solar energy systems, leased and to be leased, net, in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and Cash equivalents	$49,930	$44,091
Restricted cash	20,831	20,916
Accounts receivable- net	20,712	16,023
Rebates receivable	6,313	6,646
Prepaid expenses and other current assets	3,969	7,532
Total current assets	101,755	95,208
Solar energy systems, leased and to be leased- net	4,756,248	4,618,443
Other assets	34,029	35,826
Total assets	$4,892,032	$4,749,477
Liabilities
Current liabilities:
Accounts Payable	$31	$20
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	20,415	24,085
Accrued and other current liabilities	8,499	8,157
Customer deposits	1,998	1,169
Current portion of deferred revenue	19,333	17,114
Current portion of long-term debt	12,437	89,356
Total current liabilities	62,713	139,901
Deferred revenue, net of current portion	195,851	178,783
Long-term debt, net of current portion	568,703	466,741
Other liabilities and deferred costs	112,630	82,917
Total Liabilities	$939,897	$868,342

We are contractually obligated to make certain fund investors whole if they suffer certain losses resulting from the disallowance or recapture of ITCs or U.S. Treasury grants. We account for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of March 31, 2017 and December 31, 2016, we had accrued $0.3 million and $0.3 million, respectively, for this obligation.

Note 16 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Solar Bonds issued to related parties	$175,100	$265,100
Convertible senior notes due to related parties	$13,000	$13,000
Due to related parties (primarily accrued interest on the Solar Bonds, included in accrued and other current liabilities)	$1,504	$5,136

The related party transactions were primarily issuances and maturities of Solar Bonds held by Space Exploration Technologies Corporation (“SpaceX”), our Chief Executive Officer, SolarCity’s Chief Executive Officer and SolarCity’s Chief Technology Officer and issuances of convertible senior notes to an entity affiliated with our Chief Executive Officer and to SolarCity’s Chief Executive Officer. SpaceX is considered a related party because our Chief Executive Officer is the Chief Executive Officer, Chief Technology Officer, Chairman and a significant stockholder of SpaceX.

As of March 31, 2017, SpaceX held $75.0 million in aggregate principal amount of 4.40% Solar Bonds due in June 2017. In addition, our Chief Executive Officer, SolarCity’s Chief Executive Officer and SolarCity’s Chief Technology Officer collectively held $100.0 million in aggregate principal amount of 6.50% Solar Bonds due in February 2018.

On April 11, 2017, our Chief Executive Officer, SolarCity’s Chief Executive Officer and SolarCity’s Chief Technology Officer exchanged their Solar Bonds with a collective aggregate principal amount of $100.0 million for promissory notes in the same amounts and with substantially the same terms.

On April 18, 2017, our Chief Executive Officer exercised his right under the indenture to convert all of his zero-coupon convertible senior notes due in 2020, which had an aggregate principal amount of $10.0 million. As a result, we issued 33,333 shares of our common stock to our Chief Executive Officer in accordance with the specified conversion rate, and his zero-coupon convertible senior notes were deemed settled.

Note 17 – Segment Reporting and Information about Geographic Areas

We operate under two reportable segments: (i) automotive and (ii) energy generation and storage. The automotive reportable segment includes the design, development, manufacturing and sales of electric vehicles. The energy generation and storage reportable segment includes the design, manufacture, installation and sale or lease of stationary energy storage products and solar energy systems, or sale of electricity generated by our solar energy systems to customers. Our CODM does not evaluate operating segments using asset information. The following table presents revenues and gross margins by reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Automotive:
Revenues	$2,482,326	$1,124,320
Gross profit	605,775	247,853
Energy generation and storage:
Revenues	213,944	22,728
Gross profit	62,171	4,615

The following table presents revenues by geographic area based on where our products are shipped (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$1,275,208	$628,289
China	503,933	119,478
Norway	135,402	58,437
Other	781,727	340,844
Total	$2,696,270	$1,147,048

The following table presents long-lived assets by geographic area (in thousands):

	March 31, 2017	December 31, 2016
United States	$12,505,153	$11,399,545
International	597,388	503,294
Total	$13,102,541	$11,902,839

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, as well as provide energy storage through our offerings of Powerpack and Powerwall. In addition, we provide solar energy systems to residential and commercial customers.

Automotive

We design, manufacture, lease and sell our Model S sedan and our Model X sport utility vehicle. We continue to enhance our vehicle offerings with enhanced autopilot options, Internet connectivity and free over-the-air software updates. Over the past several months, we have been deploying our internally developed software into the vehicle fleet, providing additional safety and convenience features for vehicles with the newest generation of Autopilot hardware. We are also actively working on future vehicles, such as a 100%-electric semi-trailer truck.

In the first quarter of 2016, we unveiled Model 3, a lower priced sedan designed for the mass market. Model 3 vehicle development is nearly complete as we approach the start of initial production in July of this year. Release candidate vehicles, built using production-intent tooling and processes, are being tested to assess fit and finish, to support vehicle software development and to ensure a smooth and predictable homologation process. Road testing is also underway to refine driving dynamics and ensure vehicle durability. Simultaneously, preparations at our production facilities are progressing to support the ramp of Model 3 production to 5,000 vehicles per week at some point in 2017 and to 10,000 vehicles per week at some point in 2018. We are working closely with all Model 3 suppliers to ensure their readiness ahead of the start of production.

Energy Generation and Storage

We lease and sell solar energy systems and sell renewable energy to our customers, typically at prices below utility rates. Our long-term agreements with our customers generate a predictable and reliable stream of cash flows. Rather than prioritizing the growth of solar energy system deployments at any cost, we are selectively deploying projects that have higher margins and generate cash up-front. In 2016, we showed a prototype of Solar Roof. We plan to start pilot manufacturing Solar Roof tiles in the second quarter of 2017 at our Fremont Factory. Shortly thereafter, production will transition to Gigafactory 2 in Buffalo, New York. Our partner, Panasonic, will provide capital and operational support to manufacture photovoltaic (“PV”) cells, thus enabling high volume integrated tile and PV cell production at a single facility. We also sell energy storage products, which consists of Powerwall for residential applications and Powerpack for commercial, industrial and utility-scale applications.

Management Opportunities, Challenges and Risks

Automotive Demand, Production and Deliveries

We continue to improve our existing Model S sedan and Model X sport utility vehicle by introducing new variants that improve range, performance, safety and value. We have recently introduced new features, such as expanding offerings of our battery size to cater to a wider range of consumers. We expect to introduce further new vehicle variants and over-the-air-functionality over time. We also expect that the demand for our vehicles will continue to increase as we improve our vehicles, expand our retail, service and charging infrastructure and as we develop and introduce new vehicles. In addition, the introduction of Model 3 will generate incremental demand by offering a less expensive vehicle.

We are making progress in increasing vehicle production. For the three months ended March 31, 2017, we produced 25,418 vehicles, a new quarterly record. In January 2017, we completed our acquisition of Grohmann Engineering GmbH (“Grohmann”), a company that specializes in automated manufacturing systems. We acquired Grohmann to improve the speed and efficiency of our manufacturing processes.

In the first quarter of 2016, we announced our target to increase overall vehicle production level to 500,000 vehicles in 2018. We have started the installation of Model 3 manufacturing equipment at the Fremont Factory and Gigafactory 1, and we are on-track for start of Model 3 production in July 2017. We expect to make additional investments through the remainder of the year as we increase automation and add production capacity.

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

In order to accommodate a much larger fleet of customer vehicles as we increase deliveries and to provide timely customer service, we continue to place emphasis on growing our sales, service and charging infrastructure worldwide. In particular, we continue to open new Tesla retail and service locations around the world, and we plan a large increase in the number of Superchargers and Destination Charging connectors globally. We expect vehicle sales outside of North America to grow significantly in the long-term. However, as we have less experience in international markets, we may face difficulties meeting our future international expansion plans with respect to timing and expected sales.

Energy Generation and Storage Demand

We believe that demand for our energy products will continue to increase. We plan to reduce customer acquisition costs, including by cutting advertising spend, ceasing door-to-door sales and increasingly selling solar products in Tesla stores. In the first quarter of 2017, we tested sales of our solar and storage products in several Tesla stores and saw sales productivity improve by 50% to 100% relative to the best non-Tesla retail locations. Based on these results, we are working towards fully staffing more than 70 Tesla stores worldwide with dedicated energy product sales personnel over the next two quarters.

In addition, in the fourth quarter of 2016, we announced our second-generation energy storage products, Powerpack 2 and Powerwall 2, which offer a significant price advantage per kilowatt-hour (kWh) and higher energy density.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We plan to build 500,000 vehicles in 2018. Given this plan, we continue to invest heavily in capital expenditures. Our capital expenditure needs include expenditures for the tooling, production equipment and construction of Model 3 production lines, facilities to support cell production at Gigafactory 1 as well as new retail locations, service centers and Supercharger locations. We expect to invest slightly more than $2.0 billion in capital expenditures ahead of the start of Model 3 production in 2017. We expect to make additional investments through the remainder of 2017 as we increase automation and add production capacity.

As of March 31, 2017 and December 31, 2016, the net book value of our Supercharger network was $214.9 million and $207.2 million, respectively, and as of March 31, 2017, our Supercharger network included 828 locations globally. We plan to continue investing in our worldwide Supercharger network for the foreseeable future and expect such spending to continue to be a minimal portion of total capital spending. During 2017, we expect that this investment will grow our Supercharger network. We allocate Supercharger-related operating expenses to cost of total automotive revenues and selling, general and administrative expenses, which were immaterial for all periods presented.

We expect operating expenses to grow in 2017 as compared to 2016, driven by engineering, design and testing expenses related to Model 3, supplier contracts and higher sales and service costs associated with expanding our worldwide geographic presence. In addition, we expect operating expenses to increase as a result of the increased selling, general and administrative expenses incurred by our energy generation and storage segment. We expect selling, general and administrative expenses to continue to increase in absolute amounts but decline over time as a percentage of revenue as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure. Over time, we also expect total operating expenses to decrease as a percentage of revenue.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offered resale value guarantees or similar buy-back terms to all direct customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Resale value guarantees available for exercise within the next 12 months total $197.3 million in value.

Vehicle deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. However, this program requires the deferral of revenues and costs into future periods as they are considered leases for accounting purposes. While we do not assume any credit risk related to the customer, if a customer exercises the option to return the vehicle to us, we are exposed to liquidity risk that the resale value of vehicles under these programs may be lower than our guarantee, or the volume of vehicles returned to us may be higher than our estimates or we may be unable to resell the used cars in a timely manner, all of which could adversely impact our cash flows. Based on current market demand for our cars, we estimate the resale prices for our vehicles will continue to be above our resale value guarantee amounts. Should market values of our vehicles or customer demand decrease, these estimates may be impacted materially.

We currently offer vehicle leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through leasing partners. Leasing through Tesla Finance is now available in 39 states and the District of Columbia. We also offer financing arrangements through our entities in Canada, Germany and the United Kingdom. Leasing through our captive financing entities and our leasing partners exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from our captive financing entities (but not for those offered through our leasing partners), we only receive a limited portion of cash for the vehicle price at delivery and will assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flows could be negatively impacted.

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

Gigafactory 1

We are developing Gigafactory 1 as a facility where we work together with our suppliers to integrate production of battery material, cells, modules, battery packs and drive units in one location for vehicles and energy storage products. We broke ground on Gigafactory 1 in June 2014, began assembling our energy storage products in the first portion of the facility in the fourth quarter of 2015 and began production of lithium-ion battery cells for our energy storage products in the first quarter of 2017. We continue to invest in construction of the building at Gigafactory and in production equipment for battery, module and pack production.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on our consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we apply similar accounting. During the first quarter of 2017, we recorded $151.0 million on our consolidated balance sheet.

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

Gigafactory 2

We have an agreement with the Research Foundation for the State University of New York (“Foundation”) for the construction of an approximately 1.0 million square-foot manufacturing facility capable of producing 1.0 gigawatts of solar panels annually in Buffalo, New York, referred to as Gigafactory 2. In December 2016, we entered into an agreement with Panasonic under which it will manufacture custom photovoltaic (“PV”) cells and modules for us, primarily at Gigafactory 2, and we will purchase certain quantities of PV cells and modules from them during the 10-year term, with the intent to produce PV cells and modules totaling approximately 1.0 gigawatts annually beginning in 2019.

The terms of our agreement with the Foundation, among other things, require us to comply with a number of covenants during the term of the agreement. Any failure to comply with these covenants could obligate us to pay significant amounts to the Foundation and result in termination of the agreement. Although we continue to remain on track with our progress at Gigafactory 2, our expectations as to the cost of building the facility, acquiring manufacturing equipment and supporting our manufacturing operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and the related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. We evaluate our estimates and assumptions on an on-going basis. To the extent that there are material differences between our estimates and actual results, the future financial statement presentation, financial condition, results of operations and cash flows would be affected.

For a description of our critical accounting policies and estimates, please refer to Note 2, Summary of Significant Accounting Policies, included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Automotive	$2,035,060	$901,892	$1,133,168	126%
Automotive leasing	254,540	124,172	130,368	105%
Services and other	192,726	98,256	94,470	96%
Total automotive revenue	2,482,326	1,124,320	1,358,006	121%
Energy generation and storage	213,944	22,728	191,216	841%
Total revenues	$2,696,270	$1,147,048	$1,549,222	135%

Automotive revenue includes revenues related to the sale of new Model S and Model X vehicles, including internet connectivity, Supercharger access, specified software updates for vehicles equipped with autopilot hardware and sales of regulatory credits to other automotive manufacturers.

Automotive revenue increased by $1.13 billion, or 126%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to a 128% increase in deliveries to 18,437 vehicles resulting from the ramp-up of Model X as well as increased production and sales of Model S. Furthermore, vehicle average selling price increased by 4.9% primarily due to a larger proportion of Model X sales (which have higher average prices compared to Model S), a higher option mix and the recognition of $81.1 million of Autopilot 2.0 revenue during the three months ended March 31, 2017. These increases were partially offset by a $56.1 million decrease in sales of regulatory credits.

Automotive leasing revenue is comprised of revenue from Model S and Model X vehicles accounted for as operating leases, including the amortization of revenue for vehicles sold with resale value guarantees. Automotive leasing revenue increased by $130.4 million, or 105%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to a 107% increase in cumulative vehicle deliveries under leasing programs and programs with a resale value guarantee. In addition, during the three months ended March 31, 2017, we recognized $41.1 million of automotive leasing revenue upon expiration of resale value guarantees, which had no impact on gross profit as the same amount of cost of revenue was also recognized.

Services and other revenue includes sales of electric vehicle powertrain components and systems to other manufacturers, maintenance services and sales of pre-owned vehicles. Service and other revenue increased by $94.5 million, or 96%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to a $49.9 million increase in pre-owned vehicle sales. Additionally, there was an increase of $22.4 million due to the inclusion of engineering service revenue from Grohmann, which we acquired on January 3, 2017, and an increase in maintenance service revenue of $13.8 million as our fleet continues to grow.

Energy generation and storage revenue includes sales of solar energy systems and energy storage products, leasing revenue from solar energy systems under operating leases and power purchase agreements and sales of solar energy system incentives. Energy generation and storage revenue increased by $191.2 million, or 841%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the inclusion of revenue from SolarCity, which we acquired on November 21, 2016, of $208.7 million, partially offset by a decrease in energy storage revenue of $17.4 million.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Cost of revenues
Automotive	$1,496,649	$713,149	$783,500	110%
Automotive leasing	166,026	66,167	99,859	151%
Services and other	213,876	97,151	116,725	120%
Total automotive cost of revenue	1,876,551	876,467	1,000,084	114%
Energy generation and storage	151,773	18,113	133,660	738%
Total cost of revenues	$2,028,324	$894,580	$1,133,744	127%

Gross profit total automotive	$605,775	$247,853
Gross margin total automotive	24.4%	22.0%

Gross profit energy generation and storage	$62,171	$4,615
Gross margin energy generation and storage	29.1%	20.3%

Total gross profit	$667,946	$252,468
Total gross margin	24.8%	22.0%

Cost of automotive revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive revenue also includes adjustments to warranty expense and charges to write-down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete or excess inventory.

Cost of automotive revenue increased by $783.5 million, or 110%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to a 128% increase in vehicle deliveries as a result of the growing popularity of Model X, as well as increased production and sales of Model S. In addition, the increase was due to product mix as Model X has a higher cost structure than Model S.

Cost of automotive leasing revenue primarily includes the amortization of operating lease vehicles over the lease term as well as warranty expenses recognized as incurred. Cost of automotive leasing revenue increased by $99.9 million, or 151%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the 107% increase in cumulative vehicle deliveries under leasing programs and programs with resale value guarantees. In addition, during the three months ended March 31, 2017, we recognized $41.1 million of cost of automotive leasing revenue upon expiration of resale value guarantees, which had no impact on gross profit as the same amount of revenue was also recognized.

Cost of services and other revenue includes direct parts, material and labor costs, manufacturing overhead associated with sales of electric vehicle powertrain components and systems to other manufacturers, costs associated with providing maintenance services and costs to acquire and certify pre-owned vehicles.

Cost of services and other revenue increased by $116.7 million, or 120%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the $53.0 million increase in costs of pre-owned vehicle sales due to the increase in volume and the $41.6 million increase in costs to provide maintenance service as our fleet continues to grow. Additionally, there was an increase of $14.9 million due to the inclusion of Grohmann’s costs of engineering services.

Gross margin for total automotive increased from 22.0% to 24.4% in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to lower material and manufacturing costs as we further improved our vehicle production processes as well as favorable product mix shift and higher option uptake. Additionally, we recognized Autopilot 2.0 revenue during the three months ended March 31, 2017.

Cost of energy generation and storage revenue includes direct material and labor costs, overhead of solar energy systems and energy storage products, depreciation expense and maintenance costs associated with leased solar energy systems.

Cost of energy generation and storage revenue increased by $133.7 million, or 738%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the inclusion of energy generation and storage costs from SolarCity of $145.3 million, partially offset by the decrease in sales of energy storage products.

Gross margin for energy generation and storage increased from 20.3% to 29.1% in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the inclusion of energy generation and storage revenue and costs from SolarCity.

Research and Development Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Research and development	$322,040	$182,482	139,558	76%
As a percentage of revenues	11.9%	15.9%

Research and development expense consists primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

Research and development expense increased by $139.6 million, or 76%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the inclusion of research and development expenses from SolarCity of $44.8 million. Additionally, the increase was due to a $42.8 million increase in employee and labor-related expenses from a 57% headcount increase as we expanded our business, a $22.4 million increase in facilities and depreciation expenses and an $18.4 million increase in expensed materials to support our Model 3 development.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Selling, general and administrative	$603,455	$318,210	285,245	90%
As a percentage of revenues	22.4%	27.7%

Selling, general and administrative expense consists primarily of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services.

Selling, general and administrative expense increased by $285.3 million, or 90%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the inclusion of selling, general and administrative expenses from SolarCity of $136.6 million. Additionally, the increase was due to an $85.3 million increase in employee and labor-related expenses from a 71% headcount increase as we expanded our business, a $37.6 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence and a $25.8 million increase in professional and outside service expenses to support the growth of our business.

Interest Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Interest expense	$(99,346)	$(40,625)	(58,721)	145%
As a percentage of revenues	-3.7%	-3.5%

Interest expense increased by $58.7 million, or 145%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the inclusion of interest expenses from SolarCity of $53.2 million.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Other income (expense), net	$(18,098)	$9,177	(27,275)	-297%
As a percentage of revenues	-0.7%	0.8%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities as well as gains and losses from our interest rate swaps.

Other income (expense), net, decreased by $27.3 million, or 297%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the $11.6 million of other expense recognized in the three months ended March 31, 2017 for the measurement period adjustment to the acquisition date fair value of certain assets as previously reported in our Form 10-K for the year ended December 31, 2016. The remainder of the increase was primarily the result of fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Provision for income taxes	$25,278	$3,846	21,432	557%
As a percentage of loss before income taxes	-6.8%	-1.4%

Our provision for income taxes increased by $21.4 million, or 557%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to the significant increase in taxable income in our international jurisdictions.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to SolarCity’s financing fund arrangements.

Liquidity and Capital Resources

As of March 31, 2017, we had $4.01 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $832.2 million and consisted primarily of Hong Kong dollars, euros, Chinese yuan and Canadian dollars. Our sources of cash are predominately from our deliveries of vehicles, proceeds from debt facilities, proceeds from financing funds and sales of our energy storage products and solar energy systems.

Our sources of liquidity and cash flows enable us to fund on-going operations, research and development projects, investments in tooling and manufacturing equipment for our planned Model 3 vehicle, the continued construction of Gigafactory 1 and the continued expansion of our retail stores, service centers and Supercharger network. We are planning to produce 500,000 total vehicles in 2018. We are growing our vehicle manufacturing capacity primarily to fulfill anticipated future Model 3 production and sales. We expect to invest slightly more than $2.0 billion in capital expenditures ahead of the start of Model 3 production in 2017. We continually evaluate our capital expenditure needs and may raise additional capital.

As part of our acquisition of SolarCity, we have an agreement to spend or incur approximately $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following full production at Gigafactory 2. We anticipate meeting these obligations through our operations at Gigafactory 2 and other operations within the State of New York, and we do not believe that we face a significant risk of default.

We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months. We may need or want to raise additional funds in the future, and these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

In addition, we had $1.01 billion of unused committed amounts under our credit facilities and financing funds, some of which are subject to satisfying specified conditions prior to draw-down as discussed in Note 11, Convertible and Long-Term Debt Obligations, and Note 15, VIE Arrangements. For details regarding our indebtedness, refer to Note 11, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash used in operating activities	$(69,811)	$(249,605)
Net cash used in investing activities	(926,943)	(233,819)
Net cash provided by financing activities	1,598,749	715,435

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative. Our operating cash inflows include cash from sales and leases of our vehicles, customer deposits for vehicles, sales of regulatory credits and energy generation and storage products. These cash inflows are offset by payments we make to our suppliers for production materials and parts used in our manufacturing process, employee compensation, operating lease payments and interest expenses on our financings.

Net cash used in operating activities during the three months ended March 31, 2017 decreased by $179.8 million as compared to the three months ended March 31, 2016 primarily as a result of the reduction in net loss adjusted for non-cash items by $171.5 million and a decrease in working capital of $8.2 million. The change in cash used in operating activities was primarily a result of the increase in vehicle deliveries and the growth in our business. The main contributor to the reduction in net loss adjusted for non-cash items was an increase in depreciation and amortization expense as we continued to increase in our property, plant and equipment basis. The change in working capital remained relatively consistent.

Cash Flows from Investing Activities

Cash used in investing activities was $926.9 million and $233.8 million for the three months ended March 31, 2017 and 2016. Cash flows from investing activities and variability between each year related primarily to capital expenditures, which were $552.6 million and $216.9 million for the three months ended March 31, 2017 and 2016. In addition, we used $219.9 million on the design, acquisition and installation of solar energy systems under operating leases with our customers for the three months ended March 31, 2017. We also paid $109.1 million, net of cash acquired, for the acquisition of Grohmann.

In 2014, we began construction of our Gigafactory facility in Nevada. Tesla’s capital expenditures are expected to be about $2.0 billion. In the three months ended March 31, 2017 we used cash of $276.6 million towards Gigafactory construction and expect to spend a total of approximately $800.0 million during 2017.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was $1.60 billion, consisted primarily of $966.4 million from issuance of convertible notes, and $400.2 million from public offering of our common stock, net of underwriter fees and issuance costs. Additionally, we paid $151.2 million for bond hedges net of the amount we received from the sale of warrants. Furthermore, we received proceeds from our collateralized borrowing program of $186.4 million and net proceeds from investment by fund investors of $78.3 million.

During the three months ended March 31, 2016 net cash provided by financing activities was $715.4 million. Cash flows from financing activities during the three months ended March 31, 2016 consisted primarily $430.0 million of net borrowing under the Credit Facility, and proceeds from collateralized borrowing of $241.8 million.

Contractual Obligations

Contractual obligations did not materially change during the three months ended March 31, 2017, with the exception of the issuance of the 2.375% convertible senior notes due in 2022, as discussed in more detail in Note 11, Convertible and Long-Term Debt Obligations.

Off-Balance Sheet Arrangements

The consolidated financial statements include all assets, liabilities and results of operations of the financing fund arrangements that we have entered into. We have not entered into any other transactions that have generated relationships with unconsolidated entities, financial partnerships or special purpose entities. Accordingly, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies. Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign currency exchange rates vary, revenues and expenses may be significantly impacted, and we may record significant gains or losses on the re-measurement of our monetary assets and liabilities, including intercompany balances. As of March 31, 2017, our largest foreign currency exposure was from the Japanese yen. In the three months ended March 31, 2017, we recognized a net foreign currency exchange loss of $5.1 million in other income (expense), net.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currencies as of March 31, 2017 to compute the adverse impact these changes would have had on our income before income taxes. These changes would have resulted in an adverse impact on our income before income taxes of $16.6 million.

Interest Rate Risk

We are exposed to interest rate risk for our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of our exposures to fluctuations in interest rates on certain floating-rate debt. We do not enter into any derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the three months ended March 31, 2017 and 2016 by $2.0 million and $0.1 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, we included SolarCity within our assessment of internal control over financial reporting. There were no other changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. We believe that the claims are without merit and intend to defend against them vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging Tesla’s acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint; that motion is pending. These same plaintiffs filed a parallel action in the United States District Court for the District of Delaware on April 21, 2017, adding claims for violations of the federal securities laws.

On February 6, 2017, a purported stockholder made a demand to inspect Tesla’s books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the SolarCity acquisition. On April 17, 2017, the purported stockholder filed a petition for a writ of mandate in California Superior Court, seeking to compel Tesla to provide the documents requested in the demand.

On March 24, 2017, another lawsuit was filed in the United States District Court for the District of Delaware by a purported Tesla stockholder challenging the SolarCity acquisition. The complaint alleges, among other things, that Tesla’s board of directors breached their fiduciary duties in connection with the acquisition and alleges violations of the federal securities laws.

Tesla believes that claims challenging the SolarCity merger are without merit. We are unable to estimate the possible loss, if any, associated with these claims.

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

In February 2013, two of SolarCity’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the U.S. government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the U.S. government, in fact, paid them more, not less, than they were entitled to as a matter of law. We believe that the U.S. government’s claims are without merit and expect the plaintiff funds to litigate the case vigorously. Trial in the case is set for the latter half of 2017. We are unable to estimate the possible loss, if any, associated with this lawsuit.

Other Matters

From time to time, we have received requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board and the Securities and Exchange Commission. We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

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

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to complete implementation of efficient, automated and low-cost manufacturing capabilities, processes and supply chains necessary to support such volumes. We will also need to continue extensive testing to ensure that Model 3 is in compliance with our quality standards and applicable regulations prior to beginning mass production and delivery of the vehicles. Moreover, our Model 3 production plan has required and will require significant investments of cash and management resources.

Our production plan for Model 3 is based on many key assumptions, including:

•

that we will be able to complete building and equipping a new dedicated final assembly line for high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;

•

that we will be able to continue to expand Gigafactory 1 in a timely manner to produce high volumes of quality lithium-ion cells and integrate such cells into finished battery packs for Model 3, all at costs that allow us to sell Model 3 at our target gross margins;

•

that the equipment and processes which we are installing for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;

•

that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities to support high volume production;

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

Our products contain numerous purchased parts which we source globally from hundreds of direct suppliers, the majority of whom are currently single source suppliers despite efforts to qualify and obtain components from multiple sources whenever feasible. Any significant unanticipated demand would require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. Moreover, we have signed long-term agreements with Panasonic to be our manufacturing partner and supplier for lithium-ion cells at Gigafactory 1 in Nevada and PV cells and panels at Gigafactory 2 in Buffalo, New York. If we encounter unexpected difficulties with key suppliers such as Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

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

If our vehicles or other products that we sell or install fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our vehicles, other OEMs’ vehicles that contain our powertrains or our energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain defects and errors. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be up to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers.

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

We currently generate a significant percentage of our revenues from the sale of two products: Model S and Model X vehicles. Model 3, for which we are planning to achieve volume production and deliveries in second half of 2017, has required and will require significant investment prior to commercial introduction, and there is no guarantee that it will be commercially successful. Historically, automobile customers have come to expect a variety of vehicles offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product variety and cycles do not meet consumer expectations, our future sales may be adversely affected.

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

Product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected resulting in personal injury or death. We also may face similar claims related to any misuse or failures of new technologies that we are pioneering, including autopilot in our vehicles. Finally, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

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

The solar and energy storage industries are highly competitive. We face competition from other manufacturers, developers and installers of solar and energy storage systems, as well as from large utilities. Decreases in the retail prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers and lead to an increased rate of customer defaults under our existing leases and power purchase agreements. Moreover, solar panel and lithium-ion battery prices have declined and are continuing to decline. As we increase our battery and solar panel manufacturing capabilities, including at Gigafactory 1 and 2, future price declines may harm our ability to produce energy storage systems and solar panels at competitive prices.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industries, then our financial condition, operating results, business prospects and stock price may suffer materially.

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

We currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the United States and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of incentives that are provided to gas-powered vehicles through the oil and gas industries. Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted. For example, in April 2017 and January 2016, respectively, previously available incentives in Hong Kong and Denmark that favored the purchase of electric vehicles expired and in Denmark was replaced with a newly phased-in incentive that is less generous than the incentive that it replaced. Moreover, under current regulations, a $7,500 federal tax credit available in the United States for the purchase of qualified electric vehicles with at least 17 kWh of battery capacity, such as our vehicles, will begin to phase out with respect to any vehicles delivered in the second calendar quarter following the quarter in which we deliver our 200,000th qualifying vehicle in the United States. In addition, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers, which became effective in March 2016. In certain circumstances, there is pressure from the oil and gas lobby or related special interests to bring about such developments, which could have some negative impact on demand for our vehicles.

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our installation costs and cost of capital and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase, often without warning. For example, the federal government currently offers a 30% investment tax credit (“ITC”) for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility. The ITC is currently scheduled to decline to 10%, and expire altogether for residential systems, by January 2022. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced or eliminated the benefit available under net energy metering, or have proposed to do so. Such reductions in or termination of governmental incentives could adversely impact our results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets.

Moreover, we and our fund investors claim the ITC in amounts based on the fair market value of our solar and energy storage systems. Although we obtain independent appraisals to support the claimed fair market values, the relevant governmental authorities have audited such values and in certain cases have determined that they should be lower, and they may do so in the future. Such determinations may result in adverse tax consequences and/or our obligation to make indemnification or other payments, or contribute additional assets, to our funds or fund investors.

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

As part of our acquisition of SolarCity, we acquired certain PV cell manufacturing and technology assets, and a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “Foundation”). This agreement with the Foundation provides for the construction of Gigafactory 2 in Buffalo, New York, which at full capacity we expect will be capable of producing 1 gigawatt of PV cells annually, including for our Solar Roof. Under this agreement, we are obligated to, among other things, employ specified minimum numbers of personnel in the State of New York during the 10-year period following the arrival of manufacturing equipment, the receipt of certain permits and other specified items at Gigafactory 2, and spend or incur approximately $5 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following the achievement of full production output at Gigafactory 2. If we fail in any year over the course of the term of the agreement to meet these obligations, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in such year. Any inability on our part to comply with the requirements of this agreement may result in the payment of significant amounts to the Foundation, the termination of our lease at Gigafactory 2, and/or the need to secure an alternative supply of PV cells for products such as our Solar Roof. Moreover, if we are unable to utilize the other manufacturing and technology assets that were acquired in the SolarCity acquisition in accordance with our expectations, we may have to recognize accounting charges pertaining to the write-off of such assets. Any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased Model S deliveries in markets outside of the United States, we have much higher revenues than costs denominated in other currencies such as the euro, Chinese yuan, Norwegian krone, pound sterling and Canadian dollar. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

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

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience. In California and other regions where we have operations, there is increasing competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, software engineering, manufacturing engineering, and other skills such as electrical and building construction expertise. This competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our expansion plans and ramp to high-volume manufacture of vehicles, and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our performance.

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

Moreover, as a manufacturer and installer of solar panels and energy storage systems and a supplier of electricity generated and stored by the solar energy and energy storage systems we install for customers, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electric grid, and the sale of electricity generated by third-party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by our customers with their solar energy systems, charge fees and penalties to our customers relating to the purchase of energy other than from the grid, adjust electricity rate designs such that the price of our solar products may not be competitive with that of electricity from the grid, restrict us and our customers from transacting under our power purchase agreements or qualifying for government incentives and benefits that apply to solar power, and limit or eliminate net energy metering. If such regulations and policies remain in effect or are adopted in other jurisdictions, or if other regulations and policies that adversely impact the interconnection of our solar and energy storage systems to the grid are introduced, modified or eliminated, they could deter potential customers from purchasing our solar and energy storage products, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and operations in the relevant jurisdictions, which could harm our business, prospects, financial condition and results of operations.

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

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, certain limited vehicle recalls that we initiated in the past two years have related to a component that could prevent the parking brake from releasing once engaged, industry-wide issues with airbags from a particular supplier, a front seat belt issue in a single field vehicle, and an internal test that revealed unintended movement in the Model X third row seats during a collision. None of our past recalls have been related to our electric powertrain. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products or our electric vehicle powertrain components that we provide to other vehicle OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations, such as federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

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

For energy storage products, we provide limited warranties against defects and to guarantee minimum energy retention levels. For example, we guarantee that each Powerwall 2 product will maintain at least 70-80% of its stated energy capacity after 10 years, and that each Powerpack 2 product will retain specified minimum energy capacities in each of its first 10 to 15 years of use. We also offer extended warranties for periods of up to 20 years at an additional cost at the time of purchase, as well as workmanship warranties and system capacity and availability guarantees to customers who elect to have us install their systems or perform preventative maintenance services, respectively.

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

As of March 31, 2017, we had outstanding in aggregate principal amounts $205 million of the 2018 Notes, $920 million of the 2019 Notes, $1.38 billion of the 2021 Notes and $977.5 million of the 2022 Notes (collectively, the “Tesla Convertible Notes”). In addition, we have established a senior secured asset based revolving credit agreement (the “Credit Agreement”) that allows us to borrow, under certain circumstances, up to $1.2 billion. As of March 31, 2017, we had $934 million in borrowings under the credit facility pursuant to the Credit Agreement. We are also party to a warehouse credit facility with lender commitments of $600 million (the “Warehouse Facility”), of which we had borrowed $445 million as of March 31, 2017. Moreover, as of March 31, 2017, our subsidiary SolarCity Corporation, together with its subsidiaries, had total outstanding indebtedness of $3.59 billion, including under its credit facilities (the “SolarCity Credit Facilities”). Such outstanding indebtedness included $359 million drawn under a secured revolving credit facility with lender commitments of $393.5 million as of March 31, 2017, which matures in December 2017, as well as $230 million in aggregate principal amount of 2.75% convertible senior notes due 2018, $566 million in aggregate principal amount of 1.625% convertible senior notes due 2019 and $113 million in aggregate principal amount of zero coupon convertible senior notes due 2020 (collectively, the “SolarCity Convertible Notes”). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders may convert their Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. The 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and/or shares of our common stock, in respect of the conversion value in excess of such principal amounts on such Tesla Convertible Notes. For example, as of March 31, 2017, we have repaid in cash approximately $455 million in aggregate principal amount of the 2018 Notes due to early conversions. The SolarCity Convertible Notes are also currently convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share. In addition, holders of the Tesla Convertible Notes and the SolarCity Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

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

Our 2018 Notes and the SolarCity Convertible Notes have been historically, and our 2019 Notes, 2021 Notes and 2022 Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. Even if holders do not elect to convert their convertible notes, if such notes become convertible prior to their scheduled maturity dates, we would be required to reclassify such notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $327.66 per share and a low of $178.19 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the plaintiffs’ complaint was dismissed with prejudice, any future shareholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Tesla, Inc.

Date: May 9, 2017	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.2	Fourth Supplemental Indenture, dated as of March 22, 2017, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 22, 2017

4.3	Form of 2.375% Convertible Senior Note Due March 15, 2022 (included in Exhibit 4.2).	8-K	001-34756	4.2	March 22, 2017

10.1	Amended and Restated 2010 Equity Incentive Plan, effective as of February 1, 2017.	10-K	001-34756	10.5	March 1, 2017

10.2	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.3	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.4	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.5	Form of Call Option Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.1	March 22, 2017

10.6	Form of Warrant Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.2	March 22, 2017

10.7**	Offer Letter between the Registrant and Deepak Ahuja dated February 21, 2017.	—	—	—	—	X

10.8	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	—	—	—	—	X

10.9†	Administrative Agent Action No. 31, dated as of March 30, 2017, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

10.10†	Required Group Agent Action No. 32, dated as of March 31, 2017, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith.
**	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.