Form 10-Q
period 2017-06-30
Tesla, Inc.
filed 2017-08-04
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 166,887,023 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except for par values)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,035,924	$3,393,216
Restricted cash	118,369	105,519
Accounts receivable, net	453,539	499,142
Inventory	2,438,111	2,067,454
Prepaid expenses and other current assets	313,501	194,465
Total current assets	6,359,444	6,259,796
Operating lease vehicles, net	3,600,821	3,134,080
Solar energy systems, leased and to be leased, net	6,218,504	5,919,880
Property, plant and equipment, net	8,399,229	5,982,957
Intangible assets, net	380,847	376,145
Goodwill	43,766	—
MyPower customer notes receivable, net of current portion	472,663	506,302
Restricted cash, net of current portion	358,445	268,165
Other assets	209,986	216,751
Total assets	$26,043,705	$22,664,076
Liabilities
Current liabilities
Accounts payable	$2,359,316	$1,860,341
Accrued liabilities and other	1,510,744	1,210,028
Deferred revenue	913,398	763,126
Resale value guarantees	342,824	179,504
Customer deposits	603,540	663,859
Current portion of long-term debt and capital leases	716,533	984,211
Current portion of solar bonds and promissory notes issued to related parties	100,000	165,936
Total current liabilities	6,546,355	5,827,005
Long-term debt and capital leases, net of current portion	7,122,862	5,860,049
Solar bonds issued to related parties, net of current portion	100	99,164
Convertible senior notes issued to related parties	2,444	10,287
Deferred revenue, net of current portion	1,035,579	851,790
Resale value guarantees, net of current portion	2,493,024	2,210,423
Other long-term liabilities	2,259,538	1,891,449
Total liabilities	19,459,902	16,750,167
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests in subsidiaries	367,377	367,039
Convertible senior notes (Notes 11)	1,688	8,784
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 166,863 and 161,561 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	163	161
Additional paid-in capital	8,774,212	7,773,727
Accumulated other comprehensive gain (loss)	10,961	(23,740)
Accumulated deficit	(3,679,584)	(2,997,237)
Total stockholders' equity	5,105,752	4,752,911
Noncontrolling interests in subsidiaries	1,108,986	785,175
Total liabilities and equity	$26,043,705	$22,664,076

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Automotive sales	$2,013,852	$1,030,224	$4,048,912	$1,932,116
Automotive leasing	272,764	151,628	527,304	275,800
Total automotive revenues	2,286,616	1,181,852	4,576,216	2,207,916
Energy generation and storage	286,780	3,947	500,724	26,675
Services and other	216,161	84,218	408,887	182,474
Total revenues	2,789,557	1,270,017	5,485,827	2,417,065
Cost of revenues
Automotive sales	1,472,578	827,231	2,969,227	1,540,380
Automotive leasing	175,433	82,051	341,459	148,218
Total automotive cost of revenues	1,648,011	909,282	3,310,686	1,688,598
Energy generation and storage	203,762	8,159	355,535	26,272
Services and other	271,169	77,800	485,045	174,951
Total cost of revenues	2,122,942	995,241	4,151,266	1,889,821
Gross profit	666,615	274,776	1,334,561	527,244
Operating expenses
Research and development	369,774	191,664	691,814	374,146
Selling, general and administrative	537,757	321,152	1,141,212	639,362
Total operating expenses	907,531	512,816	1,833,026	1,013,508
Loss from operations	(240,916)	(238,040)	(498,465)	(486,264)
Interest income	4,785	2,242	7,875	3,493
Interest expense	(108,441)	(46,368)	(207,787)	(86,993)
Other (expense) income, net	(41,208)	(7,373)	(59,306)	1,804
Loss before income taxes	(385,780)	(289,539)	(757,683)	(567,960)
Provision for income taxes	15,647	3,649	40,925	7,495
Net loss	(401,427)	(293,188)	(798,608)	(575,455)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(65,030)	—	(131,934)	—
Net loss attributable to common stockholders	$(336,397)	$(293,188)	$(666,674)	$(575,455)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(2.04)	$(2.09)	$(4.07)	$(4.22)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	165,212	139,983	163,679	136,330

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(336,397)	$(293,188)	$(666,674)	$(575,455)
Unrealized gain (loss) on derivatives:
Change in net unrealized gain	—	22,928	—	43,733
Less: Reclassification adjustment for net losses into net loss	—	—	(5,570)	—
Net unrealized gain (loss) on derivatives	—	22,928	(5,570)	43,733
Foreign currency translation adjustment	31,730	(2,300)	40,271	(5,984)
Other comprehensive income	31,730	20,628	34,701	37,749
Comprehensive loss	$(304,667)	$(272,560)	$(631,973)	$(537,706)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(798,608)	$(575,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	765,773	339,692
Stock-based compensation	219,759	156,969
Amortization of debt discounts	64,151	41,696
Inventory write-downs	71,255	29,725
Loss on disposal of property and equipment	53,572	11,563
Foreign currency transaction loss (gain)	29,394	(8,081)
Loss on the acquisition of SolarCity	11,571	—
Non-cash interest and other operating activities	57,023	16,167
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	77,043	(1,426)
Inventories and operating lease vehicles	(1,121,155)	(1,217,931)
Prepaid expenses and other current assets	(113,192)	19,494
MyPower customer notes receivable and other assets	26,339	(7,447)
Accounts payable and accrued liabilities	13,234	212,949
Deferred revenue	208,685	165,144
Customer deposits	(71,064)	398,555
Resale value guarantee	176,505	253,710
Other long-term liabilities	59,732	65,407
Net cash used in operating activities	(269,983)	(99,269)
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(1,511,692)	(511,579)
Maturities of short-term marketable securities	—	16,667
Purchase of solar energy systems, leased and to be leased	(418,792)	—
Increase in restricted cash	(102,528)	(58,761)
Business combination, net of cash acquired	(109,147)	—
Net cash used in investing activities	(2,142,159)	(553,673)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offering	400,175	1,701,734
Proceeds from issuance of convertible and other debt	2,408,586	1,108,000
Repayments of convertible and other debt	(1,412,286)	(578,683)
Repayments of borrowings under solar bonds issued to related parties	(165,000)	—
Collateralized lease borrowings	335,675	384,525
Proceeds from exercise of stock options and other stock issuances	158,913	110,478
Principal payments on capital leases	(36,857)	(18,270)
Common stock and debt issuance costs	(13,688)	(15,765)
Purchase of convertible note hedges	(204,102)	—
Proceeds from settlement of convertible note hedges	251,850	—
Proceeds from issuance of warrants	52,883	—
Payments for settlement of warrants	(208,193)	—
Proceeds from investment by noncontrolling interests in subsidiaries	583,433	—
Distributions paid to noncontrolling interests in subsidiaries	(123,873)	—
Net cash provided by financing activities	2,027,516	2,692,019
Effect of exchange rate changes on cash and cash equivalents	27,334	10,316
Net (decrease) increase in cash and cash equivalents	(357,292)	2,049,393
Cash and cash equivalents, beginning of period	3,393,216	1,196,908
Cash and cash equivalents, end of period	$3,035,924	$3,246,301
Supplemental noncash investing and financing activities
Acquisition of property and equipment included in liabilities	$1,021,692	$324,982
Estimated fair value of facilities under build-to-suit leases	$173,075	$172,770

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Overview

Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell solar energy generation and energy storage products. Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations and measures performance among two segments: (i) automotive and (ii) energy generation and storage.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of June 30, 2017, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016 and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations. Starting in the fourth quarter of 2016, we have reclassified the revenue and cost of revenue of our energy storage products from ‘services and other’ into ‘energy generation and storage’ for all periods presented in order to align with our reportable segments.

Resale Value Guarantees and Other Financing Programs

Vehicle sales to customers with a resale value guarantee

Prior to June 30, 2016, we offered resale value guarantees or similar buy-back terms to all customers who purchase vehicles and who financed their vehicles through one of our specified commercial banking partners. Since June 30, 2016, this program is available only in certain international markets. Under this program, customers have the option of selling their vehicle back to us during the guarantee period for a determined resale value. Guarantee periods generally range from 36 to 39 months. Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalize the cost of these vehicles on the consolidated balance sheets as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue and the net book value of the leased vehicle is expensed to costs of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on our balance sheet to pre-owned vehicle inventory. As of June 30, 2017 and December 31, 2016, $222.9 million and $179.5 million, respectively, of the guarantees were exercisable by customers within a 12-month period from each such date.

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

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $1.09 billion as of June 30, 2017, including $119.9 million within a 12-month period from such date.

As of June 30, 2017 and December 31, 2016, we had $1.48 billion and $1.18 billion, respectively, of such borrowings recorded in resale value guarantees and $342.1 million and $289.1 million, respectively, recorded in deferred revenue liability. As of June 30, 2017 and December 31, 2016, we had a total of $47.1 million and $57.0 million, respectively, in account receivables from our leasing partners.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Activity related to our resale value guarantee and similar programs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$2,732,399	$1,909,310	$2,462,061	$1,556,529
Net increase in operating lease vehicles	252,553	291,036	666,914	705,017
Depreciation expense recorded in cost of automotive leasing revenues	(93,161)	(57,568)	(172,017)	(102,386)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of early cancellation of resale value guarantee	(3,792)	(2,571)	(12,215)	(5,657)
Additional depreciation expense recorded in cost of automotive leasing revenues result of expiration	(31,467)	—	(72,899)	—
Increases to inventory from vehicles returned under our trade-in program and exercises of resale value guarantee	(20,868)	(13,626)	(36,180)	(26,922)
Operating lease vehicles—end of period	$2,835,664	$2,126,581	$2,835,664	$2,126,581

Deferred Revenue
Deferred revenue—beginning of period	$1,010,502	$800,968	$916,652	$679,132
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	166,176	165,875	404,863	391,639
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive leasing revenue	(165,518)	(108,852)	(303,186)	(206,600)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(615)	(3,424)	(2,352)	(6,420)
Recognition of deferred revenue resulting from return of vehicle under trade-in program, expiration, and exercises of resale value guarantee	(3,945)	(2,883)	(9,377)	(6,067)
Deferred revenue—end of period	$1,006,600	$851,684	$1,006,600	$851,684

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$2,692,593	$1,775,498	$2,389,927	$1,430,573
Increase in resale value guarantee	143,598	270,436	562,319	651,935
Reclassification from long-term to short-term collateralized borrowing	(67,097)	(23,216)	(115,481)	(46,042)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(2,106)	(3,318)	(8,248)	(5,819)
Release of resale value guarantee resulting from return of vehicle under trade-in program and exercises	(19,634)	(12,053)	(39,833)	(23,300)
Release of resale value guarantee resulting from expiration of resale value guarantee	(31,394)	—	(72,724)	—
Resale value guarantee liability—end of period	$2,715,960	$2,007,347	$2,715,960	$2,007,347

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2017 and December 31, 2016, the aggregate balances of our gross unrecognized tax benefits were $235.0 million and

$203.9 million, respectively, of which $228.2 million and $198.3 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

Net Loss per Share of Common Stock Attributable to Common Stockholders

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. Since we expect to settle in cash the principal outstanding under the 0.25% Convertible Senior Notes due in 2019, the 1.25% Convertible Senior Notes due in 2021 and the 2.375% Convertible Senior Notes due in 2022, we use the treasury stock method when calculating their potential dilutive effect, if any. The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based awards	9,038,397	11,345,742	10,434,764	13,538,610
Convertible senior notes	2,792,247	2,345,823	2,972,278	2,150,258
Warrants	801,673	998,101	736,567	702,123

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the United States. At times, these deposits may be in excess of insured limits. As of June 30, 2017, no customer represented 10% or more of our total accounts receivable balance. As of December 31, 2016, one customer represented 10% or more of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly rated multinational banks. We maintain reserves for any amounts that we consider uncollectible.

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

Warranties

We provide a manufacturer’s warranty on all new and certified pre-owned vehicles, production powertrain components and systems and energy products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. In addition, during the three months ended June 30, 2017, we recorded an $8.9 million increase to the accrued warranty balance as a result of foreign currency exchange rate fluctuations. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or power purchase agreements, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on our consolidated balance sheets. Warranty expense is recorded as a component of cost of revenues. Accrued warranty activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accrued warranty—beginning of period	$306,951	$198,705	$266,655	$180,754
Warranty costs incurred	(25,384)	(24,459)	(48,400)	(40,163)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	8,915	3,250	2,653	6,634
Provision for warranty	52,797	38,963	122,371	69,234
Accrued warranty—end of period	$343,279	$216,459	$343,279	$216,459

For the three and six months ended June 30, 2017, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $7.4 million and $13.5 million, respectively, and for the three and six months ended June 30, 2016, such costs were $2.6 million and $5.1 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09. We will adopt the ASUs on January 1, 2018. We are continuing to assess the impact of adopting the ASUs on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect our consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the classification of certain cash receipts and cash payments on the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. We are currently obtaining an understanding of the ASU but plan to adopt the ASU on January 1, 2018, which will impact the classifications within the consolidated statements of cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. We plan to adopt the ASU on January 1, 2018, which will impact the classifications within the consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of the ASU is prospective. We have not yet selected an adoption date, and the ASU will have a currently undetermined impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU on January 1, 2018.

Note 3 – Business Combinations

Grohmann Acquisition

On January 3, 2017, we completed our acquisition of Grohmann Engineering GmbH (now Tesla Grohmann Automation GmbH or “Grohmann”), a company that specializes in the design, development and sale of automated manufacturing systems, for $109.5 million in cash. We acquired Grohmann to improve the speed and efficiency of our manufacturing processes.

At the time of acquisition, we entered into an incentive compensation arrangement for up to a maximum of $25.8 million of payments contingent upon continued service with us for 36 months after the acquisition date. Such payments would have been accounted for as compensation expense in the periods earned. However, during the three months ended March 31, 2017, we terminated the incentive compensation arrangement and accelerated the payments thereunder. As a result, we recorded the entire $25.8 million as compensation expense during the three months ended March 31, 2017, which was included in selling, general and administrative expense in our consolidated statements of operations.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Grohmann acquisition using the purchase method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As we finalize our estimate of the fair values of the identifiable intangible assets acquired and deferred taxes, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months), which may have a material impact on our results of operations and financial position. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Significant inputs used included the amount of cash flows, the expected period of the cash flows and the discount rates. There were no changes to the fair values of the assets acquired and the liabilities assumed during the three months ended June 30, 2017.

The preliminary allocation of the purchase price is based on management’s estimate of the acquisition date fair values of the assets acquired and the liabilities assumed, as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$334
Accounts receivable	42,947
Inventory	10,031
Property, plant and equipment	44,030
Intangible assets	21,723
Prepaid expenses and other assets, current and non-current	1,998
Total assets acquired	121,063
Liabilities assumed:
Accounts payable	(19,975)
Accrued liabilities	(12,403)
Debt and capital leases, current and non-current	(9,220)
Other long-term liabilities	(10,049)
Total liabilities assumed	(51,647)
Net assets acquired	69,416
Goodwill	40,065
Total purchase price	$109,481

Goodwill represented the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to the expected synergies from potential monetization opportunities and from integrating Grohmann’s technology into our automotive business as well as the acquired talent. Goodwill is not deductible for U.S. income tax purposes and is not amortized. Rather, we assess goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value.

Identifiable Intangible Assets Acquired

Our preliminary assessment of the fair values of the identified intangible assets and their respective useful lives are as follows (in thousands, except for useful lives):

	June 30, 2017
	Fair Value	Useful Life (in years)
Developed technology	$12,528	10
Software	3,341	3
Customer relations	3,236	6
Trade name	1,775	7
Other	843	2
Total intangible assets	$21,723

Grohmann’s results of operations since the acquisition date have been included within the automotive segment in our consolidated statements of operations. Actual and pro forma results of operations have not been separately presented because they were not material.

SolarCity Acquisition

On November 21, 2016, we completed our acquisition of SolarCity for a total purchase price of $2.1 billion in stock. We are currently finalizing our estimates of the fair values of the solar energy systems, leased and to be leased, identifiable intangible assets, deferred revenue, deferred taxes and noncontrolling interests assumed. Fair value adjustments recorded during the measurement period (a period not to exceed 12 months) may have a material impact on our consolidated financial statements. During the three months ended March 31, 2017, we recorded an $11.6 million measurement period adjustment to the acquisition date fair values of certain assets as previously reported in our Form 10-K for the year ended December 31, 2016. The measurement period adjustment was recorded as a loss to other income (expense), net, in our consolidated statement of operations, to effectively reduce the gain on acquisition initially recognized during the period ended December 31, 2016.

Note 4 – Goodwill and Intangible Assets

Goodwill increased to $43.8 million from December 31, 2016 to June 30, 2017 due to our acquisition of Grohmann and the impact of foreign currency translation adjustments.

Information regarding our acquired intangible assets was as follows (in thousands):

	June 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$125,889	$(10,384)	$1,180	$116,685	$113,361	$(1,740)	$111,621
Trade name	45,275	(5,455)	167	39,987	43,500	(967)	42,533
Favorable contracts and leases, net	112,817	(4,751)	690	108,756	112,817	(864)	111,953
Other	34,099	(5,532)	20	28,587	26,679	(3,473)	23,206
Total finite-lived intangible assets	318,080	(26,122)	2,057	294,015	296,357	(7,044)	289,313
Indefinite-lived intangible assets:
IPR&D	86,832	—	—	86,832	86,832	—	86,832
Total indefinite-lived intangible assets	86,832	—	—	86,832	86,832	—	86,832
Total intangible assets	$404,912	$(26,122)	$2,057	$380,847	$383,189	$(7,044)	$376,145

The in-process research and development (“IPR&D”), which we acquired from SolarCity, is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. We expect to complete the research and development efforts in the second half of 2017, but there can be no assurance that the commercial feasibility will be achieved. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing. If commercial feasibility is not achieved, we would likely look to other alternative technologies.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

June 30, 2017
Six months ending December 31, 2017	$19,079
2018	37,788
2019	37,788
2020	35,884
2021	34,918
Thereafter	128,558
Total	$294,015

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

	June 30, 2017				December 31, 2016
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,170,733	$2,170,733	$—	$—	$2,226,322	$2,226,322	$—	$—
Interest rate swaps	(5,746)	—	(5,746)	—	1,490	—	1,490	—
Total	$2,164,987	$2,170,733	$(5,746)	$—	$2,227,812	$2,226,322	$1,490	$—

All of our cash equivalents were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the six months ended June 30, 2017, there were no transfers between the levels of the fair value hierarchy.

Interest Rate Swaps

We enter into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by certain of our lenders. We do not designate our interest rate swaps as hedging instruments. Accordingly, our interest rate swaps are recorded at fair value on the consolidated balance sheets within other assets or other long-term liabilities, with any changes in their fair values recognized as other income (expense), net, in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. Our interest rate swaps outstanding were as follows as of June 30, 2017 (in thousands):

				Gross Gains		Gross Losses
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Interest rate swaps	$659,929	$5,582	$11,328	$1,861	$2,549	$9,945	$11,195

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, rebates receivable, accounts payable, accrued liabilities, customer deposits, convertible senior notes, the participation interest, solar asset-backed notes, solar loan-backed notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than convertible senior notes, the participation interest, solar asset-backed notes and solar loan-backed notes approximated their fair values.

We estimate the fair value of convertible senior notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair value of the participation interest, solar asset-backed notes and solar loan-backed notes based on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$3,690,821	$4,928,411	$2,957,288	$3,205,641
Participation interest	$17,339	$16,564	$16,713	$15,025
Solar asset-backed notes	$433,093	$438,262	$442,764	$428,551
Solar loan-backed notes	$268,176	$280,003	$137,024	$132,129

Note 6 – Inventory

Our inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$558,109	$680,339
Work in process	266,320	233,746
Finished goods	1,470,359	1,016,731
Service parts	143,323	136,638
Total	$2,438,111	$2,067,454

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2017, we recorded write-downs of $45.8 million and $66.8 million, respectively, in cost of revenues.

Note 7 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Solar energy systems leased to customers	$5,602,824	$5,052,976
Initial direct costs related to customer solar energy system lease acquisition costs	53,688	12,774
	5,656,512	5,065,750
Less: accumulated depreciation and amortization	(116,136)	(20,157)
	5,540,376	5,045,593
Solar energy systems under construction	252,301	460,913
Solar energy systems to be leased to customers	425,827	413,374
Solar energy systems, leased and to be leased – net (1)(2)	$6,218,504	$5,919,880

(1)

Included in solar energy systems, leased and to be leased, as of June 30, 2017 and December 31, 2016 was $36.0 million and $36.0 million, respectively, related to capital leased assets with an accumulated depreciation and amortization of $1.0 million and $0.2 million, respectively.

(2)

Included in solar energy systems, leased and to be leased, as of June 30, 2017 and December 31, 2016 was $31.8 million and $21.3 million related to energy storage systems with an accumulated depreciation and amortization of $0.4 million and $0.1 million, respectively.

Note 8 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Machinery, equipment, vehicles and office furniture	$2,552,076	$2,154,367
Tooling	845,444	794,793
Leasehold improvements	669,416	505,295
Land and buildings	1,390,622	1,079,452
Computer equipment, hardware and software	335,857	275,655
Construction in progress	3,919,423	2,147,332
Other	23,802	23,548
	9,736,640	6,980,442
Less: Accumulated depreciation and amortization	(1,337,411)	(997,485)
Total	$8,399,229	$5,982,957

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and a portion of Gigafactory 1 construction. In addition, construction in progress also included certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and six months ended June 30, 2017, we capitalized $35.4 million and $58.7 million, respectively, of interest. During the three and six months ended June 30, 2016, we capitalized $9.9 million and $19.0 million, respectively, of interest.

As of June 30, 2017 and December 31, 2016, the table above included $1.48 billion and $1.32 billion, respectively, of build-to-suit lease assets. As of June 30, 2017 and December 31, 2016, the corresponding financing liabilities of $12.0 million and $3.8 million, respectively, were recorded in accrued liabilities and $1.51 billion and $1.32 billion, respectively, were recorded in other long-term liabilities.

Depreciation and amortization expense during the three and six months ended June 30, 2017 was $176.6 million and $336.7 million, respectively. Depreciation and amortization expense during the three and six months ended June 30, 2016 was $111.9 million and $211.1 million. Gross property and equipment under capital leases as of June 30, 2017 and December 31, 2016 was $415.7 million and $112.6 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates was $65.6 million and $40.2 million, respectively.

We had cumulatively incurred and capitalized costs of $1.98 billion and $825.3 million, respectively, for Gigafactory 1 as of June 30, 2017 and December 31, 2016.

Note 9 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued warranty reserve, net of current portion	$229,349	$149,858
Build-to-suit lease liability, net of current portion	1,511,692	1,323,293
Deferred rent expense	37,620	36,966
Financing obligation, net of current portion	90,087	84,360
Liability for receipts from an investor	62,383	76,828
Other noncurrent liabilities	328,407	220,144
Total long-term liabilities	$2,259,538	$1,891,449

The liability for receipts from an investor represents the amounts received from the investor under a lease pass-through fund arrangement for the monetization of investment tax credits (“ITCs”) for solar energy systems not yet placed in service. This balance is reclassified to deferred revenue when the solar energy systems are placed in service.

Note 10 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. Customer deposits are fully refundable in the case of a vehicle up to the point the vehicle is placed into the production cycle, and, in the case of solar or energy storage products, prior to the entry into a purchase agreement or in certain cases for a limited time thereafter, in accordance with applicable laws. Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of June 30, 2017 and December 31, 2016, we held $603.5 million and $663.9 million, respectively, in customer deposits.

Note 11 – Convertible and Long-Term Debt Obligations

The following is a summary of our debt as of June 30, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Date
Recourse debt:
1.5% Convertible Senior Notes due in 2018 ("2018 Notes")	$60,170	$58,482	$—	$—	1.5%	June 2018
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	—	847,935	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,158,463	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	827,796	—	2.375%	March 2022
Credit Agreement	856,500	—	856,500	910,808	1% plus LIBOR	June 2020
Secured Revolving Credit Facility	359,000	359,768	—	2,838	4.5%-6.5%	December 2017
Vehicle and Other Loans	23,729	19,625	4,104	—	1.8%-7.6%	April 2017 - September 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	217,037	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	497,199	—	1.625%	November 2019
Zero-coupon Convertible Senior Notes due in 2020	103,000	—	83,909	—	0.0%	December 2020
Related Party Promissory Notes due in February 2018	100,000	100,000	—	—	6.5%	February 2018
Solar Bonds	32,042	5,492	26,089	—	2.6%-5.8%	March 2018 - January 2031
Total recourse debt	5,607,941	543,367	4,519,032	913,646
Non-recourse debt:
Warehouse Agreement	478,694	137,069	341,625	121,306	2.6%-2.9%	September 2018
Canada Credit Facility	58,210	20,031	38,179	—	3.6%-4.5%	December 2020
Term Loan due in December 2018	140,186	—	139,750	6,870	4.4%	December 2018
Term Loan due in January 2021	180,734	5,615	173,901	—	4.5%-4.7%	January 2021
Revolving Aggregation Credit Facility	370,804	—	368,322	229,196	3.9%-4.2%	December 2019
Solar Renewable Energy Credit Loan Facility	52,571	17,247	35,558	—	6.8%	July 2021
Cash Equity Debt I	118,164	3,328	113,851	—	5.7%	July 2033
Cash Equity Debt II	205,130	5,451	187,865	—	5.3%	July 2034
Cash Equity Debt III	167,442	3,687	160,700	—	5.8%	January 2035
Solar Asset-backed Notes, Series 2013-1	40,146	3,190	36,724	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	58,854	3,055	55,446	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	183,154	7,240	169,854	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	117,333	2,127	107,885	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	49,440	1,829	45,743	—	5.3%	September 2046
Solar Loan-backed Notes, Series 2016-A	131,066	3,992	123,661	—	4.8%-Class A 6.9%-Class B	September 2048
Solar Loan-backed Notes, Series 2017-A	145,000	3,056	137,467	—	5.0%-Class A 6.1%-Class B 7.5%-Class C	September 2049
Total non-recourse debt	2,496,928	216,917	2,236,531	357,372
Total debt	$8,104,869	$760,284	$6,755,563	$1,271,018

The following is a summary of our debt as of December 31, 2016 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Date
Recourse debt:
2018 Notes	$205,013	$196,229	$—	$—	1.5%	June 2018
2019 Notes	920,000	—	827,620	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,132,029	—	1.25%	March 2021
Credit Agreement	969,000	—	969,000	181,000	1% plus LIBOR	June 2020
Secured Revolving Credit Facility	364,000	366,247	—	24,305	4.0%-6.0%	January 2017 - December 2017
Vehicle and Other Loans	23,771	17,235	6,536	—	2.9%-7.6%	March 2017 - June 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	212,223	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	483,820	—	1.625%	November 2019
Zero-coupon Convertible Senior Notes due in 2020	113,000	—	89,418	—	0.0%	December 2020
Solar Bonds	332,060	181,582	148,948	#	1.1%-6.5%	January 2017 - January 2031
Total recourse debt	5,102,844	761,293	3,869,594	205,305
Non-recourse debt:
Warehouse Agreement	390,000	73,708	316,292	210,000	Various	September 2018
Canada Credit Facility	67,342	18,489	48,853	—	3.6%- 4.5%	December 2020
Term Loan due in December 2017	75,467	75,715	—	52,173	4.2%	December 2017
Term Loan due in January 2021	183,388	5,860	176,169	—	4.5%	January 2021
MyPower Revolving Credit Facility	133,762	133,827	—	56,238	4.1%-6.6%	January 2017
Revolving Aggregation Credit Facility	424,757	—	427,944	335,243	4.0%-4.8%	December 2018
Solar Renewable Energy Credit Term Loan	38,124	12,491	26,262	—	6.6%-9.9%	April 2017 - July 2021
Cash Equity Debt I	119,753	3,272	115,464	—	5.7%	July 2033
Cash Equity Debt II	206,901	5,376	189,424	—	5.3%	July 2034
Cash Equity Debt III	170,000	4,994	161,853		5.8%	January 2035
Solar Asset-backed Notes, Series 2013-1	41,899	3,329	38,346	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	60,768	3,016	57,417	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	186,851	7,055	173,625	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	119,199	1,511	110,238	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	50,119	1,202	47,025	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	140,586	3,514	133,510	—	4.8%-Class A 6.9%-Class B	September 2048
Total non-recourse debt	2,408,916	353,359	2,022,422	653,654
Total debt	$7,511,760	$1,114,652	$5,892,016	$858,959
#	Out of the $350.0 million authorized to be issued, $17.9 million remained available to be issued.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts and deferred financing costs. As of June 30, 2017, we were in compliance with all financial debt covenants. The following descriptions summarize the significant debt activity in the six months ended June 30, 2017.

2018 Notes

In June 2017, $144.8 million in aggregate principal amount of the 2018 Notes were exchanged for approximately 1.16 million shares of our common stock (see Note 12, Common Stock). As a result, we recognized a loss on debt extinguishment of $1.1 million.

2.375% Convertible Senior Notes due in 2022, Bond Hedges and Warrant Transactions

In March 2017, we issued $977.5 million in aggregate principal amount of 2.375% convertible senior notes due in March 2022 (“2022 Notes”) in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $965.9 million.

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

or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon a conversion, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2022 Notes may require us to repurchase all or a portion of their 2022 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert their 2022 Notes in connection with such an event in certain circumstances. As of June 30, 2017, none of the conditions permitting the holders of the 2022 Notes to early convert had been met. Therefore, the 2022 Notes are classified as long-term debt.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2022 Notes. We recorded to stockholders’ equity $145.6 million for the conversion feature. The resulting debt discount is being amortized to interest expense at an effective interest rate of 6.00%.

In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of 3.0 million shares of our common stock at a price of $327.50 per share. The cost of the convertible note hedge transactions was $204.1 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to certain specified events) a total of 3.0 million shares of our common stock at a price of $655.00 per share. We received $52.9 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution from the conversion of the 2022 Notes and to effectively increase the overall conversion price from $327.50 to $655.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on our consolidated balance sheet.

Zero-coupon Convertible Senior Notes due in 2020

On April 26, 2017, our Chief Executive Officer converted all of his zero-coupon convertible senior notes due in 2020, which had an aggregate principal amount of $10.0 million (see Note 12, Common Stock). As a result, we recognized a loss on debt extinguishment of $2.2 million.

Related Party Promissory Notes due in February 2018

On April 11, 2017, our Chief Executive Officer, SolarCity’s former Chief Executive Officer and SolarCity’s former Chief Technology Officer exchanged their $100.0 million (collectively) in aggregate principal amount of 6.50% Solar Bonds due in February 2018 for promissory notes in the same amounts and with substantially the same terms.

Solar Bonds

Solar Bonds are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. Solar Bonds were issued under multiple series between October 2014 and August 2016 with various terms and interest rates. In April 2017, we fully extinguished certain series of Solar Bonds by prepaying $20.9 million of principal and interest. See Note 16, Related Party Transactions, for Solar Bonds issued to related parties.

Term Loan due in December 2018

On March 31, 2016, a subsidiary of SolarCity entered into an agreement for a term loan. The term loan bears interest at an annual rate of the lender’s cost of funds plus 3.25%. The fee for undrawn commitments is 0.85% per annum. On March 31, 2017, the agreement was amended to extend the availability period and the maturity date. The term loan is secured by substantially all of the assets of the subsidiary and is non-recourse to our other assets.

MyPower Revolving Credit Facility

In January 2017, the MyPower revolving credit facility matured, and the aggregate outstanding principal amount was fully repaid.

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a revolving aggregation credit facility. On March 23, 2016 and June 23, 2017, the agreement was amended to modify the interest rates and extend the availability period and the maturity date. The revolving aggregation credit facility bears interest at an annual rate of 2.75% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at our option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets of certain subsidiaries of SolarCity and is non-recourse to our other assets.

Solar Renewable Energy Credit Loan Facilities

On March 31, 2016, a subsidiary of SolarCity entered into an agreement for a term loan. The term loan bore interest at an annual rate of one-month LIBOR plus 9.00% or, at our option, 8.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan was secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and was non-recourse to our other assets. On March 1, 2017, we fully repaid the principal outstanding under the term loan.

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

Solar Loan-backed Notes, Series 2017-A

On January 27, 2017, we pooled and transferred certain MyPower customer notes receivable into a special purpose entity (“SPE”) and issued $123.0 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class A; $8.8 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class B; and $13.2 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class C; backed by these notes receivable to investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these notes receivable. The Solar Loan-backed Notes were issued at a discount of 1.87% for Class A, 1.86% for Class B and 8.13% for Class C. The payments received by the SPE from these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to our other assets.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on convertible senior notes with cash conversion features, which includes the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest coupon	$11,256	$8,324	$17,407	$16,715
Amortization of debt issuance costs	2,207	1,985	3,515	3,883
Amortization of debt discounts	30,002	25,642	53,964	50,833
Total	$43,465	$35,951	$74,886	$71,431

Note 12 – Common Stock

In March 2017, we completed a public offering of our common stock and issued a total of 1,536,259 shares for total cash proceeds of $399.6 million (including 95,420 shares purchased by our Chief Executive Officer for $25.0 million), net of underwriting discounts and offering costs.

On April 18, 2017, our Chief Executive Officer exercised his right under the indenture to convert all of his zero-coupon convertible senior notes due in 2020, which had an aggregate principal amount of $10.0 million. As a result, on April 26, 2017, we issued 33,333 shares of our common stock to our Chief Executive Officer in accordance with the specified conversion rate, and we recorded an increase to additional paid-in capital of $10.3 million (see Note 11, Convertible and Long-Term Debt Obligations).

In June 2017, we issued 1,163,442 shares of our common stock pursuant to exchange agreements entered into with holders of $144.8 million in aggregate principal amount of the 2018 Notes (see Note 11, Convertible and Long-Term Debt Obligations). As a result, we recorded an increase to additional paid-in capital of $141.8 million. In addition, we amended and settled early the associated portions of the bond hedges and warrants entered into in connection with the 2018 Notes, resulting in a net payment to us of $43.6 million in cash, which was recorded as an increase to additional paid-in capital.

Note 13 – Equity Incentive Plans

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Options granted under the 2010 Plan may be either incentive options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers. Nonqualified stock options and stock purchase rights may be granted to our employees, including directors, and consultants. Generally, our stock option and RSU awards vest over up to four years and are exercisable over a maximum period of ten years from their grant dates. Vesting typically terminates when the employment or consulting relationship ends.

As of June 30, 2017, there were 15,529,980 shares underlying outstanding equity awards.

2014 Performance-Based Stock Option Awards

In 2014, to create incentives for continued long-term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by us, the Compensation Committee of our Board of Directors granted stock option awards to certain employees (excluding our Chief Executive Officer) to purchase an aggregate of 1,073,000 shares of our common stock. Each award consisted of four vesting tranches with a vesting schedule based entirely on the attainment of performance milestones, assuming continued employment and service through each vesting date:

•	1/4th of each award vested upon completion of the first Model X production vehicle;
•	1/4th of each award is scheduled to vest upon achieving aggregate production of 100,000 vehicles in a trailing 12-month period;
•	1/4th of each award is scheduled to vest upon completion of the first Model 3 production vehicle; and
•	1/4th of each award is scheduled to vest upon achieving an annualized gross margin of greater than 30.0% for any three-year period.

As of June 30, 2017, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

As of June 30, 2017, the following performance milestone was considered probable of achievement:

•	Completion of the first Model 3 production vehicle (which occurred in July 2017).

We begin recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of June 30, 2017, we had unrecognized stock-based compensation expense of $17.1 million for the performance milestone that was considered not probable of achievement. For the three and six months ended June 30, 2017, we recorded stock-based compensation expense of $3.6 million and $6.3 million, respectively, related to these awards. For the three and six months ended June 30, 2016, we recorded stock-based compensation expense of $2.1 million and $11.1 million, respectively, related to these awards.

2012 Chief Executive Officer Awards

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our Chief Executive Officer (the “2012 CEO Grant”). The 2012 CEO Grant consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.0 billion, as compared to our initial market capitalization of $3.2 billion at the time of grant. As of June 30, 2017, the market capitalization conditions for the 10 vesting tranches and the following seven performance milestones had been achieved:

•	Successful completion of the Model X alpha prototype;
•	Successful completion of the Model X beta prototype;
•	Completion of the first Model X production vehicle;
•	Aggregate production of 100,000 vehicles;
•	Successful completion of the Model 3 alpha prototype,
•	Successful completion of the Model 3 beta prototype; and
•	Aggregate production of 200,000 vehicles.

As of June 30, 2017, the following performance milestones were considered probable of achievement:

•	Completion of the first Model 3 production vehicle (which occurred in July 2017); and
•	Aggregate production of 300,000 vehicles.

We begin recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of June 30, 2017, we had $2.2 million of total unrecognized stock-based compensation expense for those performance milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 0.6 years. As of June 30, 2017, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the three and six months ended June 30, 2017, we recorded stock-based compensation expense of $1.7 million and $3.1 million, respectively, related to the 2012 CEO Grant. For the three and six months ended June 30, 2016, we recorded an immaterial amount and $10.3 million, respectively, related to the 2012 CEO Grant.

Our Chief Executive Officer earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$7,466	$6,495	$17,497	$12,898
Research and development	57,794	33,506	106,986	73,108
Selling, general and administrative	50,782	27,311	95,276	70,963
Total	$116,042	$67,312	$219,759	$156,969

We realized no income tax benefits from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As of June 30, 2017, we had $1.3 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.9 years.

Note 14 – Commitments and Contingencies

Non-Cancellable Leases

We have entered into various non-cancellable leases for certain of our offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, solar energy systems and Supercharger sites, throughout the world.

Build-to-Suit Lease Arrangement in Buffalo, New York

As discussed in Note 8, Property, Plant and Equipment, we have a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “Foundation”) where the Foundation will construct a solar cell and panel manufacturing facility, referred to as Gigafactory 2, with our participation in the design and construction, install certain utilities and other improvements and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. The Foundation will cover (i) construction costs related to the manufacturing facility in an amount up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $274.7 million and (iii) $125.3 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and the manufacturing equipment purchased by the Foundation. Following completion of the manufacturing facility, we will lease the manufacturing facility and the manufacturing equipment owned by the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

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

The non-cash investing and financing activities related to the arrangement during the three and six months ended June 30, 2017 amounted to $40.7 million and $81.6 million, respectively.

Legal Proceedings

Securities Litigation

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal, and the parties anticipate a hearing on the appeal no earlier than November 2017. We believe that the claims are without merit and intend to defend against this lawsuit and appeal vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. We believe that the claims are without merit and intend to defend against them vigorously. On July 25, 2017, the court took our fully-briefed motion to dismiss under submission. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of our board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, the defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, the defendants filed a motion to dismiss the amended complaint; that motion is pending. These same plaintiffs filed a parallel action in the United States District Court for the District of Delaware on April 21, 2017, adding claims for violations of the federal securities laws.

On February 6, 2017, a purported stockholder made a demand to inspect our books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the SolarCity acquisition. On April 17, 2017, the purported stockholder filed a petition for a writ of mandate in California Superior Court, seeking to compel us to provide the documents requested in the demand. We filed a demurrer to the writ petition or, in the alternative, a motion to stay the action, which remain pending.

On March 24, 2017, another lawsuit was filed in the United States District Court for the District of Delaware by a purported Tesla stockholder challenging the SolarCity acquisition. The complaint alleges, among other things, that our board of directors breached their fiduciary duties in connection with the acquisition and alleges violations of the federal securities laws.

We believe that claims challenging the SolarCity acquisition are without merit. We are unable to estimate the possible loss or range of loss, if any, associated with these claims.

Proceedings Relating to United States Treasury

In July 2012, SolarCity, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to SolarCity’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program relating to the fair market value of the solar energy systems that SolarCity submitted in U.S. Treasury grant applications. We have accrued a reserve for the potential liability associated with this ongoing investigation.

In February 2013, two of our financing funds filed a lawsuit in the United States Court of Federal Claims against the U.S. government, seeking to recover $14.0 million that the U.S. Treasury Department was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the U.S. government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the U.S. government, in fact, paid them more, not less, than they were entitled to as a matter of law. We believe that the U.S. government’s claims are without merit. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

Letters of Credit

As of June 30, 2017, we had $89.3 million of unused letters of credit outstanding.

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

As of June 30, 2017 and December 31, 2016, we were contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the fund investor from the fund, the tax benefits that accrue to the fund investor from the fund’s activities and the amount and timing of our purchase of the fund investor’s interest in the fund or the amount and timing of the distributions to the fund investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the fund investor and the possibility and timing of liquidation of the fund, we are unable to determine the potential maximum future payments that we would have to make under this guarantee.

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

We present the solar energy systems in the VIEs under solar energy systems, leased and to be leased, net, in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$62,909	$44,091
Restricted cash	21,810	20,916
Accounts receivable, net	34,810	16,023
Rebates receivable	7,502	6,646
Prepaid expenses and other current assets	4,339	7,532
Total current assets	131,370	95,208
Solar energy systems, leased and to be leased, net	5,000,795	4,618,443
Other assets	41,530	35,826
Total assets	$5,173,695	$4,749,477
Liabilities
Accounts Payable	$31	$20
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	18,263	24,085
Accrued and other current liabilities	10,370	8,157
Customer deposits	2,402	1,169
Current portion of deferred revenue	37,160	17,114
Current portion of long-term debt	12,466	89,356
Total current liabilities	80,692	139,901
Deferred revenue, net of current portion	255,578	178,783
Long-term debt, net of current portion	602,167	466,741
Other liabilities and deferred costs	63,622	82,917
Total liabilities	$1,002,059	$868,342

We are contractually obligated to make certain fund investors whole if they suffer certain losses resulting from the disallowance or recapture of ITCs or U.S. Treasury grants. We account for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of June 30, 2017 and December 31, 2016, we had accrued $12.4 million and $0.3 million, respectively, for this obligation.

Note 16 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Solar Bonds issued to related parties	$100	$265,100
Convertible senior notes due to related parties	$3,000	$13,000
Promissory notes due to related parties	$100,000	$-
Due to related parties (primarily accrued interest, included in accrued and other current liabilities)	$2,680	$5,136

The related party transactions were primarily issuances, maturities and exchanges of debt held by Space Exploration Technologies Corporation (“SpaceX”), our Chief Executive Officer, SolarCity’s former Chief Executive Officer, SolarCity’s former Chief Technology Officer and an entity affiliated with our Chief Executive Officer. SpaceX is considered a related party because our Chief Executive Officer is the Chief Executive Officer, Chief Technology Officer, Chairman and a significant stockholder of SpaceX.

On March 21, 2017, $90.0 million in aggregate principal amount of 4.40% Solar Bonds held by SpaceX matured and were fully repaid by us. On June 10, 2017, $75.0 million in aggregate principal amount of 4.40% Solar Bonds held by SpaceX matured and were fully repaid by us.

On April 11, 2017, our Chief Executive Officer, SolarCity’s former Chief Executive Officer and SolarCity’s former Chief Technology Officer exchanged their $100.0 million (collectively) in aggregate principal amount of 6.50% Solar Bonds due in February 2018 for promissory notes in the same amounts and with substantially the same terms.

On April 18, 2017, our Chief Executive Officer converted all of his zero-coupon convertible senior notes due in 2020, which had an aggregate principal amount of $10.0 million (see Note 12, Common Stock).

Note 17 – Segment Reporting and Information about Geographic Areas

We operate under two reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing and sales of electric vehicles. Additionally, the automotive segment is also comprised of services and other, which includes after-sales vehicle services, used vehicle sales, powertrain sales and services by Grohmann. The energy generation and storage segment includes the design, manufacture, installation and sale or lease of stationary energy storage products and solar energy systems, or sale of electricity generated by our solar energy systems to customers. Our CODM does not evaluate operating segments using asset information. The following table presents revenues and gross margins by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Automotive segment
Revenues	$2,502,777	$1,266,070	$4,985,103	$2,390,390
Gross profit	$583,597	$278,988	$1,189,372	$526,841
Energy generation and storage segment
Revenues	$286,780	$3,947	$500,724	$26,675
Gross profit	$83,018	$(4,212)	$145,189	$403

The following table presents revenues by geographic area based on where our products are shipped (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$1,523,042	$830,675	$2,798,250	$1,458,963
China	463,587	132,938	967,521	252,416
Norway	122,102	42,372	257,504	100,809
Other	680,826	264,032	1,462,552	604,877
Total	$2,789,557	$1,270,017	$5,485,827	$2,417,065

The following table presents long-lived assets by geographic area (in thousands):

	June 30, 2017	December 31, 2016
United States	$13,949,495	$11,399,545
International	668,238	503,294
Total	$14,617,733	$11,902,839

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer maintenance, installation, operation and other services related to our products.

Automotive

Our production vehicle fleet includes our Model S premium sedan and our Model X sport utility vehicle, which are our highest-performance and most capable vehicles, and beginning in July 2017, our Model 3, a lower priced sedan designed for the mass market. We continue to enhance our vehicle offerings with enhanced Autopilot options, Internet connectivity and free over-the-air software updates. We continually deploy our internally developed software into the vehicle fleet, depending on the hardware of the vehicle, to provide additional safety and convenience features. We are also actively working on future vehicles, such as a 100%-electric semi-truck.

In July 2017, we completed our engineering, manufacturing and supply chain efforts on Model 3 product development, and commenced production of Model 3 on schedule. We are continuing preparations at our production facilities and continue to work closely with all Model 3 suppliers as we ramp to volume production.

Energy Generation and Storage

Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall for residential applications and Powerpack for commercial, industrial and utility-scale applications. We also plan to manufacture our Solar Roof as well as solar panels at our Gigafactory 2 in Buffalo, New York. In May 2017, we began accepting reservations for Solar Roof. We started pilot manufacturing Solar Roof tiles in the second quarter of 2017 in Fremont, and plan to transition to production before the end of the year to Gigafactory 2. Our partner, Panasonic, will provide capital and operational support to manufacture photovoltaic (“PV”) cells, thus enabling high volume integrated tile and PV cell production at a single facility.

Management Opportunities, Challenges and Risks

Automotive Demand, Production and Deliveries

We improve our production vehicles by introducing new over-the-air software updates continually, and new model variants from time to time, that improve range, performance, safety and value, and we expect to continue to do so. For example, we have recently expanded offerings of our battery size for Model S and Model X to cater to a wider range of consumers. Likewise, while early Model 3 vehicles will have a limited number of permutations, which significantly reduces manufacturing complexity and streamline the purchasing process for our customers, we will gradually introduce additional options, such as Dual Motor All Wheel Drive, as we ramp production. We also expect that the demand for our vehicles will continue to increase as we improve our vehicles, expand our retail, service and charging infrastructure, and as we develop and introduce new vehicle variants and models. In addition, the introduction of the more affordable Model 3 will continue to generate incremental demand for our vehicles by making our vehicles accessible to a larger market.

We are making progress in increasing vehicle production. For the three months ended June 30, 2017, we produced 25,708 vehicles, a new quarterly record, despite a production shortfall of 100 kWh battery packs for Model S and Model X through early June 2017 and disruptions from extensive installation of Model 3 manufacturing equipment. For Model 3, as is inherent in the production ramp of each all-new product, we expect production to begin slowly, grow exponentially, and then tail off at full production. Accordingly, we expect to achieve a rate of 5,000 Model 3 vehicles per week by the end of 2017. We expect to further ramp to a rate of 10,000 Model 3 vehicles per week, and an annual Tesla vehicle production rate in excess of 500,000, at some point in 2018. We have designed Model 3 to facilitate a ramp to volume production, including through production facilities that are highly dense and automated, resulting in costs of materials and labor for Model 3 that are expected to be significantly lower than those of Model S and Model X. We also expect to make additional investments and preparations as we make milestone-based payments for Model 3 equipment and continue with Gigafactory 1 construction, in addition to expanding our Supercharger, store, delivery hub and service networks.

In addition to expanding our vehicle production and deliveries, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters due to economies of scale, material cost reductions and more efficient manufacturing. We have achieved cost improvements through material cost reductions from both engineering and commercial actions and increased manufacturing efficiencies including lower labor and overhead and better inventory control. This is also evident through increased product reliability including vehicle, battery and drive units that resulted in reductions of our warranty expense.

In order to accommodate a much larger fleet of customer vehicles as we increase deliveries and to provide timely customer service, we continue to place emphasis on growing our sales, service and charging infrastructure worldwide. In particular, we continue to open new Tesla retail, locations, service centers and delivery hubs around the world, we continue to expand our mobile repair services, and we plan to significantly increase the number of Superchargers and Destination Charging connectors globally. We expect vehicle sales outside of North America to grow significantly in the long-term.

Energy Generation and Storage Demand

We believe that demand for our energy products will continue to increase with new product offerings and product integration. We plan to reduce customer acquisition costs of our energy generation products, including by cutting advertising spend and increasingly selling these products in Tesla stores. In the second quarter of 2017, we stopped door-to-door sales of solar products, and rolled out solar and storage product sales in over 50 Tesla stores, where we saw improved performance in key performance indicators relative to the best non-Tesla retail locations. Based on these results, we are continuing to roll out energy generation and storage products to our stores with dedicated energy product sales personnel.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We plan to continue to invest heavily in capital expenditures to increase vehicle production in our Fremont Facility, including for Model 3 production lines, facilities and manufacturing equipment at Gigafactory 1 as well as new retail locations, service centers and Supercharger locations. We expect to invest approximately $2.0 billion in capital expenditures during the second half of 2017.

As of June 30, 2017 and December 31, 2016, the net book value of our Supercharger network was $236.3 million and $207.2 million, respectively, and as of June 30, 2017, our Supercharger network included 884 locations globally. We plan to continue investing in our worldwide Supercharger network for the foreseeable future and expect such spending to continue to be a minimal portion of total capital spending. We allocate Supercharger-related operating expenses to cost of total automotive revenues and selling, general and administrative expenses, which were immaterial for all periods presented.

We expect operating expenses to grow in 2017 as compared to 2016, driven by engineering, design, testing and production expenses related to Model 3, supplier contracts and higher sales and service costs associated with expanding our worldwide geographic presence. In addition, we expect operating expenses to increase as a result of the increased selling, general and administrative expenses incurred by our energy generation and storage segment. We expect selling, general and administrative expenses to be essentially flat in the second half of 2017 compared to the first half of 2017, but then continue to increase in absolute amounts while declining significantly as a percentage of revenue due to the significant increase in revenue primarily driven by the ramp in Model 3 sales and as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offered resale value guarantees or similar buy-back terms to all direct customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Resale value guarantees available for exercise within the 12 months following June 30, 2017 total $222.9 million in value.

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

We currently offer vehicle leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through leasing partners. Leasing through Tesla Finance is available in 39 states and the District of Columbia. We also offer financing arrangements through our entities in Canada, Germany and the United Kingdom. Leasing through our captive financing entities and our leasing partners exposes us to residual value risk and will adversely impact our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from our captive financing entities (but not for those offered through our leasing partners), we only receive a limited portion of cash for the vehicle price at delivery and will assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flows could be negatively impacted.

Energy Generation and Storage Financing Options

We offer Solar Loans, whereby a third-party lender provides financing directly to a qualified customer to enable the customer to purchase and own a solar energy system designed, installed and serviced by us. We enter into a standard solar energy system sale agreement with the customer. Separately, the customer enters into a loan agreement with a third-party lender, who finances the full purchase price. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan.

Gigafactory 1

We are developing Gigafactory 1 as a facility where we work together with our suppliers to integrate production of battery material, cells, modules, battery packs and drive units in one location for vehicles and energy storage products. We broke ground on Gigafactory 1 in June 2014, began assembling our energy storage products in the first portion of the facility in the fourth quarter of 2015 and began production of lithium-ion battery cells for our energy storage products in the first quarter of 2017. At Gigafactory 1, we are now producing drive units, as well as our proprietary form factor cells, which are then assembled into battery packs, for Model 3. We also continue to invest in construction of the building at Gigafactory 1 and in production equipment for battery, module and pack production.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on our consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the three and six months ended June 30, 2017, we recorded $115.5 million and $266.5 million, respectively, on our consolidated balance sheet.

While we currently believe that our progress at Gigafactory 1 will allow us to reach our production targets, our ultimate ability to do so will require us to resolve the types of challenges that are typical of a production ramp, such as those that we have experienced to date, including at Gigafactory 1. Moreover, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to expand than we currently anticipate. In addition, we continue to expand production capacity at our Fremont Factory and are exploring additional production capacity in Asia and Europe.

Gigafactory 2

We have an agreement with the Research Foundation for the State University of New York (“Foundation”) for the construction of an approximately 1.0 million square-foot manufacturing facility capable of producing 1.0 gigawatts of solar cells annually in Buffalo, New York, referred to as Gigafactory 2. In December 2016, we entered into an agreement with Panasonic under which it will manufacture custom photovoltaic (“PV”) cells and modules for us, primarily at Gigafactory 2, and we will purchase certain quantities of PV cells and modules from them during the 10-year term, with the intent to produce PV cells and modules totaling approximately 1.0 gigawatts annually beginning in 2019.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Automotive sales	$2,013,852	$1,030,224	$983,628	95%	$4,048,912	$1,932,116	$2,116,796	110%
Automotive leasing	272,764	151,628	121,136	80%	527,304	275,800	251,504	91%
Total automotive revenues	2,286,616	1,181,852	1,104,764	93%	4,576,216	2,207,916	2,368,300	107%
Services and other	216,161	84,218	131,943	157%	408,887	182,474	226,413	124%
Total automotive & services and other segment revenue	2,502,777	1,266,070	1,236,707	98%	4,985,103	2,390,390	2,594,713	109%
Energy generation and storage segment revenue	286,780	3,947	282,833	7166%	500,724	26,675	474,049	1777%
Total revenues	$2,789,557	$1,270,017	$1,519,540	120%	$5,485,827	$2,417,065	$3,068,762	127%

Automotive & Services and Other Segment

Automotive sales revenue includes revenue related to the sale of new Model S and Model X vehicles, including internet connectivity, Supercharger access, specified software updates for vehicles equipped with autopilot hardware and sales of regulatory credits to other automotive manufacturers. Automotive sales revenue increased by $983.6 million, or 95%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This was primarily due to a 97% increase in sales to 17,889 vehicles resulting from the ramp-up of Model X production as well as increased production and sales of Model S, at average selling prices that remained relatively consistent as compared to the prior period. Additionally, there was an increase of $104.3 million in sales of regulatory credits.

Automotive sales revenue increased by $2.1 billion, or 110%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This was primarily due to a 111% increase in sales to 36,326 vehicles resulting from the ramp-up of Model X production as well as increased production and sales of Model S. Furthermore, vehicle average selling price increased by 2.8% primarily due to a larger proportion of Model X sales (which have higher average prices compared to Model S). Additionally, there were increases from recognition of $82.0 million of Autopilot 2.0 revenue and $48.2 million in sales of regulatory credits as compared to the six months ended June 30, 2016.

Automotive leasing revenue is comprised of revenue from Model S and Model X vehicles accounted for as operating leases, including the amortization of revenue for vehicles sold with resale value guarantees. Automotive leasing revenue increased by $121.1 million, or 80%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Automotive leasing revenue increased by $251.5 million, or 91%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to a 44% increase in cumulative vehicle deliveries under leasing programs and programs with a resale value guarantee as of June 30, 2017 as compared to June 30, 2016. In addition, during the three and six months ended June 30, 2017, we recognized $31.5 million and $72.9 million of automotive leasing revenue upon expiration of resale value guarantees.

Services and other revenue include sales of pre-owned vehicles, maintenance services for the fleet of Tesla vehicles and sales of electric vehicle powertrain components and systems to other manufacturers. Service and other revenue increased by $131.9 million, or 157%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This was primarily due to an increase in pre-owned vehicle sales as an organic result of increased automotive sales as well as from expansion of our trade-in program. Additionally, there were increases of $10.4 million from powertrain sales to Daimler, $10.2 million from the inclusion of engineering service revenue from Grohmann, which we acquired on January 3, 2017, and an increase in maintenance services revenue of $9.3 million as our fleet continues to grow. In future periods, we do not anticipate meaningful revenue from sales of powertrain or other vehicle systems and components to third parties. However, we anticipate that revenue from sales of pre-owned vehicles will continue to increase as the volume of pre-owned vehicle sales increases and that revenue from services by Grohmann will decrease as we primarily consume internally its services.

Service and other revenue increased by $226.4 million, or 124%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This was primarily due to an increase in pre-owned vehicle sales as an organic result of increased automotive sales as well as from expansion of our trade-in program. Additionally, there were increases of $32.6 million from the inclusion of engineering service revenue from Grohmann, an increase in maintenance service revenue of $23.0 million as our fleet continues to grow, and $16.7 million from powertrain sales to Daimler.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales of solar energy systems and energy storage products, leasing revenue from solar energy systems under operating leases and power purchase agreements and sales of solar energy system incentives. Energy generation and storage revenue increased by $282.8 million, or 7166%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Energy generation and storage revenue increased by $474.1 million, or 1777%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to the inclusion of revenue from SolarCity, which we acquired on November 21, 2016, of $271.1 million and $479.7 million for the three and six months ended June 30, 2017, respectively.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Cost of revenues
Automotive sales	$1,472,578	$827,231	$645,347	78%	$2,969,227	$1,540,380	$1,428,847	93%
Automotive leasing	175,433	82,051	93,382	114%	341,459	148,218	193,241	130%
Total automotive cost of revenues	1,648,011	909,282	738,729	81%	3,310,686	1,688,598	1,622,088	96%
Services and other	271,169	77,800	193,369	249%	485,045	174,951	310,094	177%
Total automotive & services and other segment cost of revenue	1,919,180	987,082	932,098	94%	3,795,731	1,863,549	1,932,182	104%
Energy generation and storage segment	203,762	8,159	195,603	2397%	355,535	26,272	329,263	1253%
Total cost of revenues	$2,122,942	$995,241	$1,127,701	113%	$4,151,266	$1,889,821	$2,261,445	120%

Gross profit total automotive	$638,605	$272,570			$1,265,530	$519,318
Gross margin total automotive	27.9%	23.1%			27.7%	23.5%

Gross profit total automotive & services and other segment	$583,597	$278,988			$1,189,372	$526,841
Gross margin total automotive & services and other segment	23.3%	22.0%			23.9%	22.0%

Gross profit energy generation and storage segment	$83,018	$(4,212)			$145,189	$403
Gross margin energy generation and storage segment	28.9%	-106.7%			29.0%	1.5%

Total gross profit	$666,615	$274,776			$1,334,561	$527,244
Total gross margin	23.9%	21.6%			24.3%	21.8%

Automotive & Services and Other Segment

Cost of automotive sales revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive sales revenue also includes adjustments to warranty expense and charges to write-down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete or excess inventory. Cost of automotive sales revenue increased by $645.3 million, or 78%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Cost of automotive sales revenue increased by $1,428.8 million, or 93%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to increases in vehicle deliveries of 97% and 111% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year as a result of increased production and sales of Model S and Model X. The increase is offset by lower costs of production as we are gaining manufacturing efficiencies through lower material costs and labor hours.

Cost of automotive leasing revenue primarily includes the amortization of operating lease vehicles over the lease term as well as warranty expenses recognized as incurred. Cost of automotive leasing revenue increased by $93.4 million, or 114%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Cost of automotive leasing revenue increased by $193.2 million, or 130%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to the 44% increase in cumulative vehicle deliveries under leasing programs and programs with resale value guarantees as of June 30, 2017 as compared to June 30, 2016. In addition, during the three and six months ended June 30, 2017, we recognized $31.5 million and $72.9 million of cost of automotive leasing revenue upon expiration of resale value guarantees.

Cost of services and other revenue includes costs associated with providing maintenance services to the fleet of Tesla vehicles, costs to acquire and sell pre-owned vehicles, direct parts, material and labor costs and manufacturing overhead associated with sales of electric vehicle powertrain components and systems to other manufacturers. Cost of services and other revenue increased by $193.4 million, or 249%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This was primarily due to the increase in costs of pre-owned vehicle sales as a result of the increase in volume and $71.3 million increase in costs to provide maintenance service as our fleet continues to grow.

Cost of services and other revenue increased by $310.1 million, or 177%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This was primarily due to the increase in costs of pre-owned vehicle sales as a result of the increase in volume and $112.9 million increase in costs to provide maintenance service as our fleet continues to grow. Additionally, there was an increase of $22.5 million due to the inclusion of Grohmann’s costs of engineering services and $14.7 million from powertrain sales to Daimler.

Gross margin for total automotive increased from 23.1% to 27.9% in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Gross margin for total automotive increased from 23.5% to 27.7% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Gross margin for total automotive & services and other segment increased from 22.0% to 23.3% in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Gross margin for total automotive & services and other segment increased from 22.0% to 23.9% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to lower material and manufacturing costs as we further improved our vehicle production processes, recognition of Autopilot 2.0 revenue in the current year and additional sales of regulatory credits. These increases were partially offset by higher cost of maintenance service and current period expiration of resale value guarantees.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue includes direct material and labor costs, overhead of solar energy systems and energy storage products, depreciation expense and maintenance costs associated with leased solar energy systems. Cost of energy generation and storage revenue increased by $195.6 million, or 2397%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Cost of energy generation and storage revenue increased by $329.3 million, or 1253%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to the inclusion of energy generation and storage costs from SolarCity of $174.0 million and $319.4 million in the three and six months ended June 30, 2017, respectively, as well as increases in sales of energy storage products as a result of growing popularity of our Powerpack and Powerwall offerings.

Gross margin for energy generation and storage increased from -106.7% to 28.9% in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Gross margin for energy generation and storage increased from 1.5% to 29.0% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to the inclusion of revenue and costs from SolarCity and improved gross margin of energy storage sales.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Research and development	$369,774	$191,664	$178,110	93%	$691,814	$374,146	$317,668	85%
As a percentage of revenues	13.3%	15.1%			12.6%	15.5%

Research and development expense consists primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense. Research and development expense increased by $178.1 million, or 93%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily due to a $93.2 million increase in employee and labor-rated expenses from increased headcount as a result of acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, there were increases of $37.3 million in expensed materials, $23.3 million in facilities and depreciation expenses to support our Model 3 and solar roof development and $13.6 million in professional and outside service expenses.

Research and development expense increased by $317.7 million, or 85%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily due to a $147.4 million increase in employee and labor-rated expenses from increased headcount as a result of acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, there were increases of $57.0 million in expensed materials, $56.8 million in facilities and depreciation expenses to support our Model 3 and solar roof development and $20.2 million in professional and outside service expenses.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Selling, general and administrative	$537,757	$321,152	$216,605	67%	$1,141,212	$639,362	$501,850	78%
As a percentage of revenues	19.3%	25.3%			20.8%	26.5%

Selling, general and administrative expense consists primarily of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services. Selling, general and administrative expense increased by $216.6 million, or 67%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily due to a $118.8 million increase in employee and labor-rated expenses from increased headcount as a result of acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, the increase was due to a $61.7 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence and an $18.1 million increase in professional and outside service expenses to support the growth of our business.

Selling, general and administrative expense increased by $501.9 million, or 78%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily due to a $288.9 million increase in employee and labor-rated expenses from increased headcount as a result of acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, the increase was due to a $122.6 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence and a $55.1 million increase in professional and outside service expenses to support the growth of our business.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Interest expense	$(108,441)	$(46,368)	$(62,073)	134%	$(207,787)	$(86,993)	$(120,794)	139%
As a percentage of revenues	3.9%	3.7%			3.8%	3.6%

Interest expense increased by $62.1 million, or 134%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Interest expense increased by $120.8 million, or 139%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to the inclusion of interest expenses from SolarCity of $54.6 million and $107.8 million for the three and six months ended June 30, 2017, respectively. In addition, our outstanding indebtedness has increased since June 30, 2016.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Other income (expense), net	$(41,208)	$(7,373)	$(33,835)	459%	$(59,306)	$1,804	$(61,110)	-3387%
As a percentage of revenues	-1.5%	-0.6%			-1.1%	0.1%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency denominated assets and liabilities as well as gains and losses from our interest rate swaps. Other income (expense), net, decreased by $33.8 million, or 459%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was primarily the result of fluctuations in foreign currency exchange rates. Furthermore, an $8.6 million loss related to interest rate swaps was recognized.

Other income (expense), net, decreased by $61.1 million, or 3387%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was primarily the result of fluctuations in foreign currency exchange rates. For the six months ended June 30, 2017, we recognized an $11.6 million other expense for the measurement period adjustment to the acquisition date fair value of certain assets as previously reported in our Form 10-K for the year ended December 31, 2016 and an $8.7 million loss related to interest rate swaps.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Provision for income taxes	$15,647	$3,649	$11,998	329%	$40,925	$7,495	$33,430	446%
As a percentage of loss before income taxes	-4.1%	-1.3%			-5.4%	-1.3%

Our provision for income taxes increased by $12.0 million, or 329%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Our provision for income taxes increased by $33.4 million, or 446%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were primarily due to the significant increase in taxable income in our international jurisdictions due to increased vehicle deliveries.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Liquidity and Capital Resources

As of June 30, 2017, we had $3.04 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $495.3 million and consisted primarily of Chinese yuan, euros and Canadian dollars. Our sources of cash are predominately from our deliveries of vehicles, proceeds from debt facilities, proceeds from financing funds and sales and installations of our energy storage products and solar energy systems.

Our sources of liquidity and cash flows enable us to fund on-going operations, research and development projects, investments in tooling and manufacturing equipment for the production ramp of our Model 3 vehicle, the continued construction of Gigafactory 1 and the continued expansion of our retail stores, service centers, mobile repair services and Supercharger network. We are growing our vehicle manufacturing capacity primarily to fulfill anticipated future Model 3 production and sales, and we plan to increase Model 3 production to 5,000 vehicles per week by the end of 2017 and to 10,000 vehicles per week at some point in 2018. We expect to invest approximately $2.0 billion in capital expenditures during the second half of 2017. We continually evaluate our capital expenditure needs and may raise additional capital.

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

In addition, we had $1.73 billion of unused committed amounts under our credit facilities and financing funds, some of which are subject to satisfying specified conditions prior to draw-down as discussed in Note 11, Convertible and Long-Term Debt Obligations, and Note 15, VIE Arrangements. For details regarding our indebtedness, refer to Note 11, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash used in operating activities	$(269,983)	$(99,269)
Net cash used in investing activities	$(2,142,159)	$(553,673)
Net cash provided by financing activities	$2,027,516	$2,692,019

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative. Our operating cash inflows include cash from vehicle sales and lease payments directly from our customers, customer deposits for vehicles, sales of regulatory credits and energy generation and storage products. These cash inflows are offset by payments we make to our suppliers for production materials and parts used in our manufacturing process, employee compensation, operating lease payments and interest expenses on our financings.

Net cash used in operating activities during the six months ended June 30, 2017 increased by $170.7 million, as compared to the six months ended June 30, 2016, primarily as a result of an increase in working capital of $632.3 million offset by a reduction in net loss adjusted for non-cash items by $461.6 million. The change in cash used in operating activities was primarily a result of the increase in vehicle deliveries and the growth in our business. The main contributor to the reduction in net loss adjusted for non-cash items was an increase in depreciation and amortization expense as we continued to increase in our property, plant and equipment basis. The change in working capital was primarily due to higher customer deposits received in the six months ended June 30, 2016, when we began taking reservations for Model 3.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 billion and $553.7 million during the six months ended June 30, 2017 and 2016, respectively. Cash flows from investing activities and the variability across each year related primarily to capital expenditures, which were $1.5 billion and $511.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase in capital expenditures was primarily due to payments for Model 3 production equipment in advance of the beginning of production in the third quarter of 2017. In addition, we used $418.8 million for the design, acquisition and installation of solar energy systems under operating leases with our customers during the six months ended June 30, 2017. We also paid $109.1 million, net of cash acquired, for the acquisition of Grohmann during the six months ended June 30, 2017.

In 2014, we began construction of our Gigafactory 1 facility in Nevada. During the six months ended June 30, 2017, we used cash of $758.2 million towards Gigafactory 1 construction.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $2.0 billion, which consisted primarily of $966.4 million from the issuance of convertible senior notes and $400.2 million from a public offering of our common stock, net of underwriter fees and issuance costs. Additionally, we paid $151.2 million for bond hedges, net of the amount we received from the sale of warrants. Furthermore, we received proceeds from vehicle sales to our bank leasing partners of $335.7 million and net proceeds from investments by fund investors of $459.6 million.

During the six months ended June 30, 2016, net cash provided by financing activities was $2.69 billion, which consisted primarily of $1.7 billion of net proceeds from a public offering of our common stock, net draws under our asset-based credit agreement of $543.0 million and proceeds received from vehicle sales to our bank leasing partners of $384.5 million.

Contractual Obligations

Contractual obligations did not materially change during the six months ended June 30, 2017 except for debt activity, as discussed in more detail in Note 11, Convertible and Long-Term Debt Obligations.

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

Foreign Currency Risk

We transact business globally in multiple currencies. Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign currency exchange rates vary, revenues and expenses may be significantly impacted, and we may record significant gains or losses on the re-measurement of our monetary assets and liabilities, including intercompany balances. As of June 30, 2017, our largest foreign currency exposures were from the Chinese yuan, the Canadian dollar and the Hong Kong dollar. In the six months ended June 30, 2017, we recognized a net foreign currency exchange loss of $29.4 million in other income (expense), net.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currencies as of June 30, 2017 to compute the adverse impact these changes would have had on our income before income taxes. These changes would have resulted in an adverse impact on our income before income taxes of $131.0 million.

Interest Rate Risk

We are exposed to interest rate risk for our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of our exposures to fluctuations in interest rates on certain floating-rate debt. We do not enter into any derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the six months ended June 30, 2017 by $3.3 million.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Litigation

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal, and the parties anticipate a hearing on the appeal no earlier than November 2017. We believe that the claims are without merit and intend to defend against this lawsuit and appeal vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. We believe that the claims are without merit and intend to defend against them vigorously. On July 25, 2017, the court took SolarCity’s fully-briefed motion to dismiss under submission.  We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, the defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, the defendants filed a motion to dismiss the amended complaint; that motion is pending. These same plaintiffs filed a parallel action in the United States District Court for the District of Delaware on April 21, 2017, adding claims for violations of the federal securities laws.

On February 6, 2017, a purported stockholder made a demand to inspect Tesla’s books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the SolarCity acquisition. On April 17, 2017, the purported stockholder filed a petition for a writ of mandate in California Superior Court, seeking to compel Tesla to provide the documents requested in the demand. Tesla filed a demurrer to the writ petition or, in the alternative, a motion to stay the action, which remain pending.

On March 24, 2017, another lawsuit was filed in the United States District Court for the District of Delaware by a purported Tesla stockholder challenging the SolarCity acquisition. The complaint alleges, among other things, that Tesla’s board of directors breached their fiduciary duties in connection with the acquisition and alleges violations of the federal securities laws.

We believe that claims challenging the SolarCity acquisition are without merit. We are unable to estimate the possible loss or range of loss, if any, associated with these claims.

Proceedings Relating to United States Treasury

In July 2012, SolarCity, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to SolarCity’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program relating to the fair market value of the solar energy systems that SolarCity submitted in U.S. Treasury grant applications. We have accrued a reserve for the potential liability associated with this ongoing investigation.

In February 2013, two of our financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the U.S. government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the U.S. government, in fact, paid them more, not less, than they were entitled to as a matter of law. We believe that the U.S. government’s claims are without merit. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

We may also experience similar delays or other complications in bringing to market and ramping production of new vehicles, such as ramping Model 3 on production manufacturing lines, and other products such as our energy storage products and the Solar Roof. Any significant additional delay or other complication in the production of our current products or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We may experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp of our Model 3 vehicle, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we intend to offer at a lower price point and to produce at significantly higher volumes than our present production capabilities for the Model S or Model X vehicles. We commenced production and initial customer deliveries of Model 3 in July 2017 and have announced our goal to increase Model 3 vehicle production to 5,000 vehicles per week by the end of 2017 and 10,000 vehicles per week at some point in 2018.

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to complete the implementation and ramp of efficient, automated and low-cost manufacturing capabilities, processes and supply chains necessary to support such volumes. Moreover, our Model 3 production plan has required and will require significant investments of cash and management resources.

Our production plan for Model 3 is based on many key assumptions, including:

•

that we will be able to complete implementing and ramping a new dedicated final assembly line for high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;

•

that we will be able to continue to expand Gigafactory 1 in a timely manner to produce high volumes of quality lithium-ion cells to be integrated into finished battery packs and drive unit components for Model 3, all at costs that allow us to sell Model 3 at our target gross margins;

•

that the equipment and processes which we have selected for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;

•

that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain components on a timely basis and in the necessary quantities to support high volume production; and

•

that we will be able to attract, recruit, hire, train and retain skilled employees, including employees on the production line, to operate our planned high volume production facilities to support Model 3, including at the Tesla Factory and Gigafactory 1.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to meet our Model 3 projections on time and at volumes and prices that are profitable, the number of current and future Model 3 reservations, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.

We may be unable to meet our growing vehicle production and delivery plans, both of which could harm our business and prospects.

Our plans call for significant increases in vehicle production and deliveries to high volumes in a short amount of time. Our ability to achieve these plans will depend upon a number of factors, including our ability to add production lines and capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high volume production. For example, we have introduced aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. We have also introduced unique design features in our vehicles with different manufacturing challenges, such as large display screens, dual motor drivetrain, autopilot hardware and falcon-wing doors. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

Concurrent with the significant planned increase in our vehicle production levels, we will also need to continue to significantly increase deliveries of our vehicles. Although we have a plan for delivering a significantly increased volumes of vehicles, we have limited experience in delivering a high volume of vehicles, and no experience in delivering vehicles at the significantly higher volumes we anticipate for Model 3, and we may face difficulties meeting our delivery and growth plans into both existing markets as well as new markets into which we expand. If we are unable to ramp up to meet our delivery goals globally, this could have a material adverse effect on our business, prospects, financial condition and operating results.

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

This limited, and in many cases single source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our products, such as those which we experienced in 2012 and 2016 in connection with our slower-than-planned Model S and Model X ramps. Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, natural disasters such as the March 2011 earthquakes in Japan and other factors beyond our and our suppliers’ control, could also affect our suppliers’ ability to deliver components to us on a timely basis. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to product design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

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

We expect the foregoing discussion to apply generally to Model 3. However, because we plan to produce Model 3 at significantly higher volumes than Model S or Model X, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any such issues experienced with respect to our products to date. As some of our suppliers for Model S and Model X do not have the resources, equipment or capability to provide components for the Model 3 in line with our requirements, we have engaged a significant number of new suppliers, and such suppliers will also have to ramp to achieve our needs in a short period of time. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Our future growth and success is dependent upon consumers’ willingness to adopt electric vehicles and specifically our vehicles, especially in the mass market demographic which we are targeting with Model 3.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. Although we have successfully grown demand for Model S and Model X, have seen very strong initial demand for Model 3, and we believe that we will be able to continue to grow demand separately for each of these and future vehicles, there is no guarantee of such future demand or that our vehicles will not compete with one another in the market. Moreover, the mass market demographic which we are targeting with Model 3 is larger, but more competitive, than for Model S and Model X, and additional electric vehicles are coming on to the market.

If the market for electric vehicles in general and Tesla vehicles in particular does not develop as we expect, or develops more slowly than we expect, or if demand for our vehicles decreases in key and other markets, our business, prospects, financial condition and operating results could be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:

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

Future problems or delays in expanding Gigafactory 1 or ramping operations there could negatively affect the production and profitability of our products, such as Model 3.

To lower the cost of cell production and produce cells in high volume, we are integrating the production of lithium-ion cells and finished battery packs for the Model 3 and energy storage products at Gigafactory 1. While Gigafactory 1 began producing lithium-ion cells for energy storage products in January 2017 and has since begun producing lithium-ion cells for Model 3, we have no other direct experience in the production of lithium-ion cells. Given the size and complexity of this undertaking, it is possible that future events could result in the cost of expanding and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to ramp production and expand than we currently anticipate. In order to reach our planned volume and gross margin for Model 3, we must have significant cell production from Gigafactory 1, which, among other things, requires Panasonic to successfully ramp its all-new cell production lines to significant volumes over a short period of time. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it has never before started and ramped cell production at a factory in the U.S. like at Gigafactory 1. We are now in the early stages of production and have experienced the types of challenges that typically come with a production ramp.  We expect that we will continue to experience challenges as we move through the ramp, and we will continue to fine-tune our manufacturing lines to address them.  While we currently believe that we will reach our production targets, if we are unable to resolve ramping challenges and expand Gigafactory 1 production in a timely manner and at reasonable prices, and if we or Panasonic are unable to attract, hire and retain a substantial number of highly skilled personnel, our ability to supply battery packs to our vehicles, especially Model 3, and other products could be negatively impacted. Any such problems or delays with Gigafactory 1 could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that we sell or install fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our vehicles or our energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain defects and errors or be subject to external attacks. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be up to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers.

Any product defects or any other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Our Model 3 vehicles have not yet been evaluated by NHTSA for a star rating under the New Car Assessment Program, and while based on our internal testing we expect to obtain comparable ratings to those achieved by Model S and Model X, there is no assurance this will occur.

If we fail to scale our business operations and otherwise manage future growth effectively as we rapidly grow our company, especially internationally, we may not be able to produce, market, sell and service our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, especially internationally, including by a planned transition to high volume vehicle production and the worldwide sales and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years, with the ramp of Model 3. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide sales, service and Supercharger facilities in a timely manner; adapt our products and conduct our operations to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

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

We are significantly dependent upon revenue generated from the sale of a limited fleet of electric vehicles, which currently includes the Model S, Model X and Model 3.

We currently generate a significant percentage of our revenues from the sale of two products: Model S and Model X vehicles. Model 3, for which we are planning significantly higher volumes than Model S or Model X, has required and will require significant investment in connection with its start of production and ongoing ramp, and there is no guarantee that it will be commercially successful. Historically, automobile customers have come to expect a variety of vehicles offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product variety and cycles do not meet consumer expectations, or cannot be produced on our projected timelines and cost and volume targets our future sales may be adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.

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

While we have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve our vehicles or energy storage products, could seriously harm our business.

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
•

fluctuations in the value of the Japanese yen against the U.S. dollar as our battery cell purchases for Model S and Model X and some raw materials for cells used in Model 3 and energy storage products are currently denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles and energy storage products. While we believe several sources of the battery cells are available for such battery packs, and expect to eventually rely substantially on battery cells manufactured at our own facilities, we have to date fully qualified only a very limited number of suppliers for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. In particular, we have fully qualified only one supplier for the cells used in battery packs for our current production vehicles. Any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles and of the battery packs we produce for energy products until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase vehicle prices in response to increased material costs could result in cancellations of vehicle orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Although we design our vehicles to be the safest vehicles on the road, product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected. On extremely rare occasions, our cars have been involved and we expect in the future will be involved in crashes resulting in death or personal injury, and such crashes where Autopilot is engaged are the subject of significant public attention. We have experienced and we expect to continue to face claims related to misuse or failures of new technologies that we are pioneering, including Autopilot in our vehicles. Finally, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established and new automobile manufacturers such as Audi, BMW, Daimler, General Motors, Toyota and Volvo, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. For example, in July 2017, Volvo, citing increased customer demand, announced that each new model it introduces beginning in 2019 will be either fully-electric or hybrid-electric.  Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, upon the launch of our Model 3 vehicle, we will face competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

The solar and energy storage industries are highly competitive. We face competition from other manufacturers, developers and installers of solar and energy storage systems, as well as from large utilities. Decreases in the retail prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers and lead to an increased rate of customer defaults under our existing long-term leases and power purchase agreements. Moreover, solar panel and lithium-ion battery prices have declined and are continuing to decline. As we increase our battery and solar panel manufacturing capabilities, including at Gigafactory 1 and Gigafactory 2, future price declines may harm our ability to produce energy storage systems and solar panels at competitive prices.

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

Our plans to expand our network of Tesla stores, galleries, service centers, mobile service offerings and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products, and which may pose legal, regulatory, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S and Model X vehicles, as well as the significant increase in our vehicle fleet size that we expect from Model 3, will require us to continue to increase the number of our Supercharger stations significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems, and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our network of Tesla stores, galleries, service centers, mobile service offerings and Superchargers, this could lead to a decrease in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

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

We offer vehicle financing arrangements for Model S and Model X through our local subsidiaries in the United States, Canada, Germany and the UK, including leasing directly through certain of those subsidiaries. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and screen for and manage customer credit risk. We expect the need for leasing and other financing options will continue to be important to Model S and Model X deliveries and for Model 3 in the long term. If we are unable to adequately fund our leasing program with internal funds, or partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our sales. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

The unavailability, reduction or elimination of, or unfavorable determinations with respect to, government and economic incentives in the United States and abroad supporting the development and adoption of electric vehicles or solar energy could have some impact on demand for our products and services.

We currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the United States and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of subsidies that are provided to gas-powered vehicles through the oil and gas industries. Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted. For example, in April 2017 and January 2016, respectively, previously available incentives in Hong Kong and Denmark that favored the purchase of electric vehicles expired, negatively impacting sales. Moreover, under current regulations, a $7,500 federal tax credit available in the United States for the purchase of qualified electric vehicles with at least 17

kWh of battery capacity, such as our vehicles, will begin to phase out with respect to any vehicles delivered in the second calendar quarter following the quarter in which we deliver our 200,000th qualifying vehicle in the United States. In addition, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers, which became effective in March 2016. In certain circumstances, there is pressure from the oil and gas lobby or related special interests to bring about such developments, which could have some negative impact on demand for our vehicles.

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

As part of our acquisition of SolarCity, we acquired certain PV cell manufacturing and technology assets, and a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “Foundation”). This agreement with the Foundation provides for the construction of Gigafactory 2 in Buffalo, New York, which at full capacity we expect will be capable of producing 1 gigawatt of PV cells annually, including for our Solar Roof. Under this agreement, we are obligated to, among other things, employ specified minimum numbers of personnel in the State of New York during the 10-year period following the arrival of manufacturing equipment, the receipt of certain permits and other specified items at Gigafactory 2, and spend or incur approximately $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following the achievement of full production output at Gigafactory 2. If we fail in any year over the course of the term of the agreement to meet these obligations, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in such year. Any inability on our part to comply with the requirements of this agreement may result in the payment of significant amounts to the Foundation, the termination of our lease at Gigafactory 2, and/or the need to secure an alternative supply of PV cells for products such as our Solar Roof. Moreover, if we are unable to utilize the other manufacturing and technology assets that were acquired in the SolarCity acquisition in accordance with our expectations, we may have to recognize accounting charges pertaining to the write-off of such assets. Any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and operating results.

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

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Chairman of our Board of Directors and largest stockholder. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies, a developer and manufacturer of space launch vehicles, and is involved in other emerging technology ventures.

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

Motor vehicles are subject to substantial regulation under international, federal, state, and local laws. We incur significant costs in complying with these regulations, and may be required to incur additional costs to comply with any changes to such regulations. We are subject to laws and regulations applicable to the manufacture, import, sale and service of automobiles internationally. For example, in countries outside of the United States, we are required to meet vehicle-specific safety standards that are often materially different from requirements in the United States, thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

Additionally, our vehicles are equipped with a suite of driver-assistance features called Autopilot, which help assist drivers with certain tedious and potentially dangerous aspects of road travel, but require drivers to remain engaged. Autopilot is a recently-introduced feature with which domestic and foreign regulators have limited experience. Any changes in law or regulatory enforcement could impact whether and how our customers are able to use our vehicles equipped with Autopilot, and which, depending on the severity, could adversely affect our business.

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

Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. We may also incur substantial expenses and costs in connection with maintaining compliance with such laws. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and financial performance.

Any product recall, including for solar or charging equipment, in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, certain limited vehicle recalls that we initiated in the past two years have resulted from a component that could prevent the parking brake from releasing once engaged, a concern with the firmware in the restraints control module in certain right-hand-drive vehicles, industry-wide issues with airbags from a particular supplier, a front seat belt issue in a single field vehicle, and an internal test that revealed unintended movement in the Model X third row seats during a collision. None of our past recalls have been related to our electric powertrain. Furthermore, testing of our vehicles by government regulators or industry groups may require us to initiate vehicle recalls or may result in negative public perceptions about the safety of our vehicles. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products or our electric vehicle powertrain components that we have provided to other vehicle OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations, such as federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our resale value guarantee and leasing programs for our vehicles expose us to the risk that the resale values of vehicles returned to us are lower than our estimates and may result in lower revenues, gross margin, profitability and liquidity.

We have provided resale value guarantees to many of our customers, under which such customers may sell their vehicles back to us at certain points in time at pre-determined resale values. If the resale values of any vehicles resold or returned to us pursuant to these programs are materially lower than our estimates, our profitability and/or liquidity could be negatively impacted.

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

For energy storage products, we provide limited warranties against defects and to guarantee minimum energy retention levels. For example, we guarantee that each Powerwall 2 product will maintain at least 70-80% of its stated energy capacity after 10 years, and that each Powerpack 2 product will retain specified minimum energy capacities in each of its first 10 to 15 years of use. For our Solar Roof, we offer a warranty on the glass tiles for the lifetime of a customer’s home and a separate warranty for the energy generation capability of the solar tiles. We also offer extended warranties, availability guarantees and capacity guarantees for periods of up to 20 years at an additional cost at the time of purchase, as well as workmanship warranties to customers who elect to have us install their systems.

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

If our warranty reserves are inadequate to cover future warranty claims on our products, our business, prospects, financial condition and operating results could be materially and adversely affected. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to products such as Model 3 and Solar Roof that are new and/or that we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

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

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. As a general matter, we do not maintain as much insurance coverage as many other companies do, and in some cases, we do not maintain any at all. Additionally, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Our financial results may vary significantly from period-to-period due to fluctuations in our operating costs.

We expect our period-to-period financial results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture current and future products, increase the production capacity at our manufacturing facilities to produce vehicles at higher volumes, including ramping up the production of Model S, Model X and Model 3, expand Gigafactory 1, open new Tesla stores and service centers with maintenance and repair capabilities, open new Supercharger locations, develop Gigafactory 2, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

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

As of June 30, 2017, we had outstanding in aggregate principal amounts $60.2 million of the 2018 Notes, $920.0 million of the 2019 Notes, $1.38 billion of the 2021 Notes and $977.5 million of the 2022 Notes (collectively, the “Tesla Convertible Notes”). In addition, we have established a senior secured asset based revolving credit agreement (the “Credit Agreement”) that allows us to borrow, under certain circumstances, up to $1.83 billion. As of June 30, 2017, we had $856.5 million in borrowings under the credit facility pursuant to the Credit Agreement. We are also party to a warehouse credit facility with lender commitments of $900.0 million (the “Warehouse Facility”), of which we had borrowed $478.7 million as of June 30, 2017. Moreover, as of June 30, 2017, our subsidiary, SolarCity Corporation, together with its subsidiaries, had total outstanding indebtedness of $3.36 billion, including under its credit facilities (the “SolarCity Credit Facilities”). Such outstanding indebtedness included $359.0 million drawn under a secured revolving credit facility with lender commitments of $393.5 million as of June 30, 2017, which matures in December 2017, as well as $230.0 million in aggregate principal amount of 2.75% convertible senior notes due 2018, $566.0 million in aggregate principal amount of 1.625% convertible senior notes due 2019 and $103.0 million in aggregate principal amount of zero coupon convertible senior notes due 2020 (collectively, the “SolarCity Convertible Notes”). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders may convert their Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. The 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to make cash payments in respect of the principal amounts thereof, and we may also have to deliver cash and/or shares of our common stock, in respect of the conversion value in excess of such principal amounts on such Tesla Convertible Notes. For example, in June 2017, pursuant to separate privately negotiated agreements, we converted $144.8 million in aggregate principal amount of the 2018 Notes in exchange for 1.2 million shares of our common stock. The SolarCity Convertible Notes are also currently convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share. In addition, holders of the Tesla Convertible Notes and the SolarCity Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

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

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell vehicles directly to consumers could have a negative and material impact our business, prospects, financial condition and results of operations.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $386.99 per share and a low of $178.19 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the plaintiffs’ complaint was dismissed with prejudice, any future shareholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2017, our Chief Executive Officer elected to convert $10 million in aggregate principal of zero-coupon convertible senior notes due in 2020. As a result, we issued 33,333 shares of our common stock to our Chief Executive Officer in accordance with the specified conversion rate, and his zero-coupon convertible senior notes were deemed settled.

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

Tesla, Inc.

Date: August 4, 2017	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Sixth Amendment to Credit Agreement, dated as of June 19, 2017, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent	—	—	—	—	X

10.2	Fifteenth Amendment to the Amended and Restated Credit Agreement, dated as of February 13, 2017, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.	—	—	—	—	X

10.3	Sixteenth Amendment to the Amended and Restated Credit Agreement, dated as of May 5, 2017, by and among SolarCity Corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.	—	—	—	—	X

10.4†	Required Group Agent Action No. 33, dated as of April 21, 2017, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

10.5†	Required Group Agent Action No. 34, dated as of May 15, 2017, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

10.6	Required Group Agent Action No. 35, dated as of June 15, 2017, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

10.7†	Required Group Agent Action No. 36, dated as of June 23, 2017, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

10.8†	Required Group Agent Action No. 37, dated as of June 30, 2017, by and among by and among Megalodon Solar, LLC, as borrower, SolarCity Corporation, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith.
†	Confidential treatment has been requested for portions of this exhibit.