Form 10-Q
period 2017-09-30
Tesla, Inc.
filed 2017-11-03
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 168,067,395 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except for par values)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,530,030	$3,393,216
Restricted cash	138,181	105,519
Accounts receivable, net	607,734	499,142
Inventory	2,471,382	2,067,454
Prepaid expenses and other current assets	321,406	194,465
Total current assets	7,068,733	6,259,796
Operating lease vehicles, net	3,834,234	3,134,080
Solar energy systems, leased and to be leased, net	6,287,965	5,919,880
Property, plant and equipment, net	9,394,397	5,982,957
Intangible assets, net	372,238	376,145
Goodwill	45,236	—
MyPower customer notes receivable, net of current portion	463,878	506,302
Restricted cash, net of current portion	408,544	268,165
Other assets	231,849	216,751
Total assets	$28,107,074	$22,664,076
Liabilities
Current liabilities
Accounts payable	$2,385,778	$1,860,341
Accrued liabilities and other	1,477,784	1,210,028
Deferred revenue	951,734	763,126
Resale value guarantees	543,336	179,504
Customer deposits	686,084	663,859
Current portion of long-term debt and capital leases	324,224	984,211
Current portion of solar bonds and promissory notes issued to related parties	100,000	165,936
Total current liabilities	6,468,940	5,827,005
Long-term debt and capital leases, net of current portion	9,581,616	5,860,049
Solar bonds issued to related parties, net of current portion	100	99,164
Convertible senior notes issued to related parties	2,481	10,287
Deferred revenue, net of current portion	1,082,870	851,790
Resale value guarantees, net of current portion	2,410,220	2,210,423
Other long-term liabilities	2,382,830	1,891,449
Total liabilities	21,929,057	16,750,167
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests in subsidiaries	402,943	367,039
Convertible senior notes (Note 11)	357	8,784
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 168,017 and 161,561 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	168	161
Additional paid-in capital	8,989,022	7,773,727
Accumulated other comprehensive gain (loss)	21,250	(23,740)
Accumulated deficit	(4,298,960)	(2,997,237)
Total stockholders' equity	4,711,480	4,752,911
Noncontrolling interests in subsidiaries	1,063,237	785,175
Total liabilities and equity	$28,107,074	$22,664,076

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Automotive sales	$2,076,731	$1,917,442	$6,125,643	$3,849,558
Automotive leasing	286,158	231,285	813,462	507,085
Total automotive revenues	2,362,889	2,148,727	6,939,105	4,356,643
Energy generation and storage	317,505	23,334	818,229	50,009
Services and other	304,281	126,375	713,168	308,849
Total revenues	2,984,675	2,298,436	8,470,502	4,715,501
Cost of revenues
Automotive sales	1,755,622	1,355,102	4,724,849	2,895,483
Automotive leasing	175,224	161,959	516,683	310,176
Total automotive cost of revenues	1,930,846	1,517,061	5,241,532	3,205,659
Energy generation and storage	237,288	24,281	592,823	50,553
Services and other	367,401	120,359	852,446	295,310
Total cost of revenues	2,535,535	1,661,701	6,686,801	3,551,522
Gross profit	449,140	636,735	1,783,701	1,163,979
Operating expenses
Research and development	331,622	214,302	1,023,436	588,448
Selling, general and administrative	652,998	336,811	1,794,210	976,173
Total operating expenses	984,620	551,113	2,817,646	1,564,621
(Loss) income from operations	(535,480)	85,622	(1,033,945)	(400,642)
Interest income	5,531	2,858	13,406	6,351
Interest expense	(117,109)	(46,713)	(324,896)	(133,706)
Other expense, net	(24,390)	(11,756)	(83,696)	(9,952)
(Loss) income before income taxes	(671,448)	30,011	(1,429,131)	(537,949)
(Benefit) provision for income taxes	(285)	8,133	40,640	15,628
Net (loss) income	(671,163)	21,878	(1,469,771)	(553,577)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(51,787)	—	(183,721)	—
Net (loss) income attributable to common stockholders	$(619,376)	$21,878	$(1,286,050)	$(553,577)
Net (loss) income per share of common stock attributable to common stockholders, basic and diluted
Basic	$(3.70)	$0.15	$(7.80)	$(3.94)
Diluted	$(3.70)	$0.14	$(7.80)	$(3.94)
Weighted average shares used in computing net income (loss) per share of common stock, basic and diluted
Basic	167,294	148,991	164,897	140,581
Diluted	167,294	156,935	164,897	140,581

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(619,376)	$21,878	$(1,286,050)	$(553,577)
Unrealized gain (loss) on derivatives:
Change in net unrealized gain	—	3,349	—	48,359
Less: Reclassification adjustment for net gains into net loss	—	(14,246)	(5,570)	(15,523)
Net unrealized (loss) gain on derivatives	—	(10,897)	(5,570)	32,836
Foreign currency translation adjustment	10,289	2,014	50,560	(3,970)
Other comprehensive income (loss)	10,289	(8,883)	44,990	28,866
Comprehensive (loss) income	$(609,087)	$12,995	$(1,241,060)	$(524,711)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(1,469,771)	$(553,577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,166,397	620,160
Stock-based compensation	332,412	246,512
Amortization of debt discounts and issuance costs	60,613	69,861
Inventory write-downs	98,347	50,289
Loss on disposal of fixed assets	59,640	12,181
Foreign currency transaction loss	35,933	10,422
Loss on the acquisition of SolarCity	29,796	—
Non-cash interest and other operating activities	109,729	15,798
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	(105,643)	(110,510)
Inventories	(418,970)	(345,331)
Operating lease vehicles	(1,083,140)	(1,452,883)
Prepaid expenses and other current assets	(123,832)	34,636
MyPower customer notes receivable and other assets	17,628	(2,586)
Accounts payable and accrued liabilities	170,326	697,528
Deferred revenue	329,007	256,187
Customer deposits	3,815	409,139
Resale value guarantee	141,044	322,244
Other long-term liabilities	76,124	44,310
Net cash (used in) provided by operating activities	(570,545)	324,380
Cash Flows From Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(2,628,126)	(759,190)
Maturities of short-term marketable securities	—	16,667
Purchase of solar energy systems, leased and to be leased	(547,085)	—
Increase in restricted cash	(172,733)	(79,156)
Business combination, net of cash acquired	(109,147)	—
Net cash used in investing activities	(3,457,091)	(821,679)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in public offering	400,175	1,701,734
Proceeds from issuance of convertible and other debt	5,401,158	1,685,279
Repayments of convertible and other debt	(2,442,942)	(1,678,475)
Repayments of borrowings under solar bonds issued to related parties	(165,000)	—
Collateralized lease borrowings	416,427	557,669
Proceeds from exercise of stock options and other stock issuances	239,328	153,461
Principal payments on capital leases	(69,496)	(30,447)
Common stock and debt issuance costs	(50,530)	(18,072)
Purchase of convertible note hedges	(204,102)	—
Proceeds from settlement of convertible note hedges	269,456	—
Proceeds from issuance of warrants	52,883	—
Payments for settlement of warrants	(219,538)	—
Proceeds from investment by noncontrolling interests in subsidiaries	691,918	—
Distributions paid to noncontrolling interests in subsidiaries	(190,715)	—
Net cash provided by financing activities	4,129,022	2,371,149
Effect of exchange rate changes on cash and cash equivalents	35,428	13,499
Net increase in cash and cash equivalents	136,814	1,887,349
Cash and cash equivalents, beginning of period	3,393,216	1,196,908
Cash and cash equivalents, end of period	$3,530,030	$3,084,257
Supplemental noncash investing and financing activities
Acquisition of property and equipment included in liabilities	$963,664	$459,472
Estimated fair value of facilities under build-to-suit leases	$278,741	$236,538

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Overview

Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell solar energy generation and energy storage products. Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations and measures performance among two operating segments: (i) automotive and (ii) energy generation and storage.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of September 30, 2017, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue and the net book value of the leased vehicle is expensed to costs of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on our balance sheet to used vehicle inventory. As of September 30, 2017 and December 31, 2016, $279.9 million and $179.5 million, respectively, of the guarantees were exercisable by customers within a 12-month period from each such date.

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

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to costs of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $1.18 billion and $855.9 million as of September 30, 2017 and December 31, 2016, respectively, including $263.5 million within a 12-month period from September 30, 2017.

As of September 30, 2017 and December 31, 2016, we had $1.57 billion and $1.18 billion, respectively, of such borrowings recorded in resale value guarantees and $341.0 million and $289.1 million, respectively, recorded in deferred revenue liability. As of September 30, 2017 and December 31, 2016, we had a total of $46.5 million and $57.0 million, respectively, in account receivables from our leasing partners.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Activity related to our resale value guarantee and similar programs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Lease Vehicles
Operating lease vehicles— beginning of period	$2,835,674	$2,126,581	$2,462,061	$1,556,529
Net increase in operating lease vehicles	237,853	375,287	904,767	1,085,551
Depreciation expense recorded in cost of automotive leasing revenues	(96,995)	(71,454)	(269,012)	(179,087)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of early cancellation of resale value guarantee	(2,416)	(5,509)	(14,631)	(11,166)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of expiration	(32,489)	(55,009)	(105,378)	(55,009)
Increases to inventory from vehicles returned under our trade-in program and exercises of resale value guarantee	(14,700)	(18,718)	(50,880)	(45,640)
Operating lease vehicles—end of period	$2,926,927	$2,351,178	$2,926,927	$2,351,178

Deferred Revenue
Deferred revenue—beginning of period	$1,006,600	$851,684	$916,652	$679,132
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	155,133	188,113	559,996	574,226
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive leasing revenue	(171,763)	(125,411)	(474,949)	(330,093)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(394)	(1,521)	(2,746)	(4,333)
Recognition of deferred revenue resulting from return of vehicle under trade-in program, expiration, and exercises of resale value guarantee	(3,118)	(3,456)	(12,495)	(9,523)
Deferred revenue—end of period	$986,458	$909,409	$986,458	$909,409

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$2,835,849	$2,007,347	$2,389,927	$1,430,573
Increase in resale value guarantee	240,134	361,434	922,342	1,013,369
Reclassification from long-term to short-term collateralized borrowing	(74,252)	(33,129)	(189,733)	(79,171)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(1,322)	(4,291)	(9,570)	(10,110)
Release of resale value guarantee resulting from return of vehicle under trade-in program and exercises	(14,372)	(15,516)	(54,205)	(38,816)
Release of resale value guarantee resulting from expiration of resale value guarantee	(32,481)	(55,722)	(105,205)	(55,722)
Resale value guarantee liability—end of period	$2,953,556	$2,260,123	$2,953,556	$2,260,123

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2017 and December 31, 2016, the aggregate balances of our gross unrecognized tax benefits were $300.0 million and $203.9 million, respectively, of which $292.9 million and $198.3 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based awards	8,855,128	5,666,686	10,177,154	16,527,336
Convertible senior notes	1,908,572	—	2,559,810	1,959,492
Warrants	414,996	—	658,345	629,782

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the United States. At times, these deposits may be in excess of insured limits. As of September 30, 2017, no customer represented 10% or more of our total accounts receivable balance. As of December 31, 2016, one customer represented 10% or more of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly rated multinational banks. We maintain reserves for any amounts that we consider uncollectible.

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

Warranties

We provide a manufacturer’s warranty on all new and certified used vehicles, production powertrain components and systems and energy products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or power purchase agreements, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on our consolidated balance sheets. Warranty expense is recorded as a component of cost of revenues. Accrued warranty activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accrued warranty—beginning of period	$343,279	$216,459	$266,655	$180,754
Warranty costs incurred	(39,481)	(16,571)	(87,881)	(56,734)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	4,768	(19,523)	7,239	(12,889)
Provision for warranty	60,156	46,454	182,709	115,688
Accrued warranty—end of period	$368,722	$226,819	$368,722	$226,819

For the three and nine months ended September 30, 2017, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $10.8 million and $24.3 million, respectively, and for the three and nine months ended September 30, 2016, such costs were $7.2 million and $12.3 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09. We currently expect to adopt the ASUs on January 1, 2018 on a modified retrospective basis through a cumulative adjustment to equity. The adoption of the ASUs might accelerate the revenue recognition of certain vehicle sales to customers or leasing partners with a resale value guarantee, which may qualify to be accounted for as sales with a right of return as opposed to the current accounting as operating leases or collateralized lease borrowings. Our interpretation is subject to change as a result of future changes in market conditions, incentives or program offerings. Upon adoption of the ASUs, we currently estimate an increase to equity in the range of $550.0 million to $750.0 million, including the impact of adjusting deferred revenue for investment tax credit balances. We are continuing to assess the impact of adopting the ASUs on the consolidated financial statements, and we are continuing to adjust our accounting processes accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and have not yet concluded whether the effect will be material.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to require the recognition of the income tax effects from an intra-entity transfer of an asset other than inventory. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is modified retrospective. We early adopted the ASU on January 1, 2017. Our adoption did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We plan to adopt the ASU on January 1, 2018.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We plan to adopt the ASU on January 1, 2018.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, to simplify the application of current hedge accounting guidance. The ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is generally modified retrospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU on January 1, 2019.

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

As we finalize our estimate of the fair values of the identifiable intangible assets acquired and deferred taxes, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months), which may have a material impact on our results of operations and financial position. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Significant inputs used included the amount of cash flows, the expected period of the cash flows and the discount rates. There were no changes to the fair values of the assets acquired and the liabilities assumed during the six months ended September 30, 2017.

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

	September 30, 2017
	Fair Value	Useful Life (in years)
Developed technology	$12,528	10
Software	3,341	3
Customer relations	3,236	6
Trade name	1,775	7
Other	843	2
Total intangible assets	$21,723

Grohmann’s results of operations since the acquisition date have been included within the automotive segment in our consolidated statements of operations. Actual and pro forma results of operations have not been separately presented because they were not material to our consolidated financial statements.

SolarCity Acquisition

On November 21, 2016, we completed our acquisition of SolarCity for a total purchase price of $2.1 billion in stock. We are currently finalizing our estimates of the fair values of the solar energy systems, leased and to be leased, identifiable intangible assets, deferred revenue, deferred taxes and noncontrolling interests assumed. Fair value adjustments recorded during the measurement period (a period not to exceed 12 months) may have a material impact on our consolidated financial statements. During the three months ended March 31, 2017, we recorded an $11.6 million measurement period adjustment to the acquisition date fair values of certain assets as previously reported in our Form 10-K for the year ended December 31, 2016. Additionally, during the three months ended September 30, 2017, we recorded an $18.2 million measurement period adjustment to the acquisition date fair values of certain liabilities as previously reported in our Form 10-K for the year ended December 31, 2016. The measurement period adjustments were recorded as losses to other income (expense), net, in our consolidated statement of operations, to effectively reduce the gain on acquisition initially recognized during the period ended December 31, 2016.

Note 4 – Goodwill and Intangible Assets

Goodwill increased to $45.2 million from December 31, 2016 to September 30, 2017 due to our acquisition of Grohmann and the impact of foreign currency translation adjustments.

Information regarding our acquired intangible assets was as follows (in thousands):

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$125,889	$(14,766)	$1,880	$113,003	$113,361	$(1,740)	$111,621
Trade name	45,275	(7,707)	233	37,801	43,500	(967)	42,533
Favorable contracts and leases, net	112,817	(6,695)	—	106,122	112,817	(864)	111,953
Other	34,099	(6,624)	1,005	28,480	26,679	(3,473)	23,206
Total finite-lived intangible assets	318,080	(35,792)	3,118	285,406	296,357	(7,044)	289,313
Indefinite-lived intangible assets:
IPR&D	86,832	—	—	86,832	86,832	—	86,832
Total indefinite-lived intangible assets	86,832	—	—	86,832	86,832	—	86,832
Total intangible assets	$404,912	$(35,792)	$3,118	$372,238	$383,189	$(7,044)	$376,145

The in-process research and development (“IPR&D”), which we acquired from SolarCity, is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. We expect to complete the research and development efforts by the end of 2017, but there can be no assurance that the commercial feasibility will be achieved. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing. If commercial feasibility is not achieved, we would likely look to other alternative technologies.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

September 30, 2017
Three months ending December 31, 2017	$9,583
2018	37,910
2019	37,805
2020	35,954
2021	34,987
Thereafter	129,167
Total	$285,406

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

	September 30, 2017				December 31, 2016
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,743,467	$2,743,467	$—	$—	$2,226,322	$2,226,322	$—	$—
Interest rate swaps	(5,386)	—	(5,386)	—	1,490	—	1,490	—
Total	$2,738,081	$2,743,467	$(5,386)	$—	$2,227,812	$2,226,322	$1,490	$—

All of our cash equivalents were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the nine months ended September 30, 2017, there were no transfers between the levels of the fair value hierarchy.

Interest Rate Swaps

We enter into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by certain of our lenders. We do not designate our interest rate swaps as hedging instruments. Accordingly, our interest rate swaps are recorded at fair value on the consolidated balance sheets within other assets or other long-term liabilities, with any changes in their fair values recognized as other income (expense), net, in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. Our interest rate swaps outstanding were as follows as of September 30, 2017 (in thousands):

				Gross Gains		Gross Losses
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Interest rate swaps	$659,309	$5,611	$10,997	$440	$2,989	$1,641	$12,836

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, rebates receivable, accounts payable, accrued liabilities, customer deposits, convertible senior notes, the 5.30% Senior Notes due in 2025, the participation interest, solar asset-backed notes, solar loan-backed notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than the convertible senior notes, the 5.30% Senior Notes due in 2025, the participation interest, the solar asset-backed notes and the solar loan-backed notes approximate their fair values.

We estimate the fair value of the convertible senior notes and the 5.30% Senior Notes due in 2025 using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair value of the participation interest, the solar asset-backed notes and the solar loan-backed notes based on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$3,695,516	$4,686,863	$2,957,288	$3,205,641
Senior notes	$1,774,742	$1,759,500	$—	$—
Participation interest	$17,313	$16,813	$16,713	$15,025
Solar asset-backed notes	$422,730	$423,779	$442,764	$428,551
Solar loan-backed notes	$236,726	$250,124	$137,024	$132,129

Note 6 – Inventory

Our inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$612,225	$680,339
Work in process	277,155	233,746
Finished goods	1,418,385	1,016,731
Service parts	163,617	136,638
Total	$2,471,382	$2,067,454

Finished goods inventory included vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, used Tesla vehicles and energy storage products.

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2017, we recorded write-downs of $26.2 million and $93.0 million, respectively, in cost of revenues. During the three and nine months ended September 30, 2016, we recorded write-downs of $14.9 million and $38.3 million, respectively, in cost of revenues.

Note 7 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Solar energy systems leased to customers	$5,878,322	$5,052,976
Initial direct costs related to customer solar energy system lease acquisition costs	65,283	12,774
	5,943,605	5,065,750
Less: accumulated depreciation and amortization	(168,571)	(20,157)
	5,775,034	5,045,593
Solar energy systems under construction	241,928	460,913
Solar energy systems to be leased to customers	271,003	413,374
Solar energy systems, leased and to be leased – net (1)	$6,287,965	$5,919,880

(1)

Included in solar energy systems, leased and to be leased, as of September 30, 2017 and December 31, 2016 was $36.0 million and $36.0 million, respectively, related to capital leased assets with an accumulated depreciation and amortization of $1.5 million and $0.2 million, respectively.

Note 8 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Machinery, equipment, vehicles and office furniture	$3,671,297	$2,154,367
Tooling	1,112,484	794,793
Leasehold improvements	716,015	505,295
Land and buildings	1,557,697	1,079,452
Computer equipment, hardware and software	360,533	275,655
Construction in progress	3,488,046	2,147,332
Other	23,886	23,548
	10,929,958	6,980,442
Less: Accumulated depreciation and amortization	(1,535,561)	(997,485)
Total	$9,394,397	$5,982,957

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and a portion of Gigafactory 1 construction. In addition, construction in progress also included certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and nine months ended September 30, 2017, we capitalized $37.3 million and $96.0 million, respectively, of interest. During the three and nine months ended September 30, 2016, we capitalized $11.4 million and $30.4 million, respectively, of interest.

As of September 30, 2017 and December 31, 2016, the table above included $1.59 billion and $1.32 billion, respectively, of build-to-suit lease assets. As of September 30, 2017 and December 31, 2016, the corresponding financing liabilities of $17.5 million and $3.8 million, respectively, were recorded in accrued liabilities and $1.62 billion and $1.32 billion, respectively, were recorded in other long-term liabilities.

Depreciation and amortization expense during the three and nine months ended September 30, 2017 was $197.5 million and $534.2 million, respectively. Depreciation and amortization expense during the three and nine months ended September 30, 2016 was $126.8 million and $337.9 million. Gross property and equipment under capital leases as of September 30, 2017 and December 31, 2016 was $612.3 million and $112.6 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates was $88.3 million and $40.2 million, respectively.

We had cumulatively capitalized costs of $2.85 billion and $1.04 billion, respectively, for Gigafactory 1 as of September 30, 2017 and December 31, 2016.

Note 9 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued warranty reserve, net of current portion	$238,949	$149,858
Build-to-suit lease liability, net of current portion	1,621,593	1,323,293
Deferred rent expense	43,133	36,966
Financing obligation, net of current portion	72,278	84,360
Liability for receipts from an investor	59,421	76,828
Other noncurrent liabilities	347,456	220,144
Total long-term liabilities	$2,382,830	$1,891,449

The liability for receipts from an investor represents the amounts received from the investor under a lease pass-through fund arrangement for the monetization of investment tax credits (“ITCs”) for solar energy systems not yet placed in service. This balance is reclassified to deferred revenue when the solar energy systems are placed in service.

Note 10 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. Customer deposits are fully refundable in the case of a vehicle up to the point the vehicle is placed into the production cycle, and, in the case of solar or energy storage products, prior to the entry into a purchase agreement or in certain cases for a limited time thereafter, in accordance with applicable laws. Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of September 30, 2017 and December 31, 2016, we held $686.1 million and $663.9 million, respectively, in customer deposits.

Note 11 – Convertible and Long-Term Debt Obligations

The following is a summary of our debt as of September 30, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Date
Recourse debt:
1.50% Convertible Senior Notes due in 2018 ("2018 Notes")	$17,512	$17,155	$—	$—	1.50%	June 2018
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	—	858,449	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,172,195	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	834,834	—	2.375%	March 2022
5.30% Senior Notes due in 2025 ("2025 Notes")	1,800,000	—	1,774,742	—	5.30%	August 2025
Credit Agreement	1,269,000	—	1,269,000	535,095	1% plus LIBOR	June 2020
Vehicle and Other Loans	15,367	12,863	2,504	—	1.8%-7.6%	October 2017- September 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	221,166	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	506,535	—	1.625%	November 2019
Zero-coupon Convertible Senior Notes due in 2020	103,000	—	85,182	—	0.0%	December 2020
Related Party Promissory Notes due in February 2018	100,000	100,000	—	—	6.5%	February 2018
Solar Bonds	32,016	6,424	25,135	—	2.6%-5.8%	March 2018- January 2031
Total recourse debt	7,410,395	136,442	6,749,742	535,095
Non-recourse debt:
Warehouse Agreements	556,992	154,191	402,801	43,008	2.7%	September 2019
Canada Credit Facility	55,072	21,357	33,715	—	3.6%-4.5%	December 2020
Term Loan due in December 2018	154,573	3,943	150,306	21,299	4.7%	December 2018
Term Loan due in January 2021	178,820	5,745	171,938	—	4.8%	January 2021
Revolving Aggregation Credit Facility	420,265	—	417,681	179,735	4.1%-4.8%	December 2019
Solar Renewable Energy Credit Loan Facility	45,389	17,025	28,509	—	7.0%	July 2021
Cash Equity Debt	488,000	12,397	459,987	—	5.3%-5.8%	July 2033- January 2035
Solar Asset-backed Notes	438,417	16,403	406,327	—	4.0%-5.6%	November 2038- September 2046
Solar Loan-backed Notes	244,498	8,003	228,723	—	4.8%-7.5%	September 2048- September 2049
Total non-recourse debt	2,582,026	239,064	2,299,987	244,042
Total debt	$9,992,421	$375,506	$9,049,729	$779,137

The following is a summary of our debt as of December 31, 2016 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Date
Recourse debt:
2018 Notes	$205,013	$196,229	$—	$—	1.50%	June 2018
2019 Notes	920,000	—	827,620	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,132,029	—	1.25%	March 2021
Credit Agreement	969,000	—	969,000	181,000	1% plus LIBOR	June 2020
Secured Revolving Credit Facility	364,000	366,247	—	24,305	4.0%-6.0%	January 2017- December 2017
Vehicle and Other Loans	23,771	17,235	6,536	—	2.9%-7.6%	March 2017- June 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	212,223	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	483,820	—	1.625%	November 2019
Zero-coupon Convertible Senior Notes due in 2020	113,000	—	89,418	—	0.0%	December 2020
Solar Bonds	332,060	181,582	148,948	#	1.1%-6.5%	January 2017- January 2031
Total recourse debt	5,102,844	761,293	3,869,594	205,305
Non-recourse debt:
Warehouse Agreement	390,000	73,708	316,292	210,000	Various	September 2018
Canada Credit Facility	67,342	18,489	48,853	—	3.6%- 4.5%	December 2020
Term Loan due in December 2017	75,467	75,715	—	52,173	4.2%	December 2017
Term Loan due in January 2021	183,388	5,860	176,169	—	4.5%	January 2021
MyPower Revolving Credit Facility	133,762	133,827	—	56,238	4.1%-6.6%	January 2017
Revolving Aggregation Credit Facility	424,757	—	427,944	335,243	4.0%-4.8%	December 2018
Solar Renewable Energy Credit Term Loan	38,124	12,491	26,262	—	6.6%-9.9%	April 2017- July 2021
Cash Equity Debt	496,654	13,642	466,741	—	5.3%-5.8%	July 2033- January 2035
Solar Asset-backed Notes	458,836	16,113	426,651	—	4.0%-7.5%	November 2038- September 2046
Solar Loan-backed Notes	140,586	3,514	133,510	—	4.8%-6.9%	September 2048
Total non-recourse debt	2,408,916	353,359	2,022,422	653,654
Total debt	$7,511,760	$1,114,652	$5,892,016	$858,959
#	Out of the $350.0 million authorized to be issued, $17.9 million remained available to be issued.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts and deferred financing costs. As of September 30, 2017, we were in compliance with all financial debt covenants. The following descriptions summarize the significant debt activity in the nine months ended September 30, 2017.

2018 Notes

In June 2017, $144.8 million in aggregate principal amount of the 2018 Notes were exchanged for 1,163,442 shares of our common stock (see Note 12, Common Stock). As a result, we recognized a loss on debt extinguishment of $1.1 million.

In the third quarter of 2017, $42.7 million in aggregate principal amount of the 2018 Notes were exchanged or converted for 250,198 shares of our common stock (see Note 12, Common Stock) and $32.7 million in cash. As a result, we recognized a loss on debt extinguishment of $0.3 million.

2022 Notes, Bond Hedges and Warrant Transactions

In March 2017, we issued $977.5 million in aggregate principal amount of 2.375% convertible senior notes due in March 2022 in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $965.9 million.

Each $1,000 of principal of the 2022 Notes is initially convertible into 3.0534 shares of our common stock, which is equivalent to an initial conversion price of approximately $327.50 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2022 Notes may convert, at their option, on or after December 15, 2021. Further, holders of the 2022 Notes may convert such 2022 Notes, at their option, prior to December 15, 2021, only under the following circumstances: (1) during any quarter beginning after June 30, 2017, if the closing price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days immediately preceding the quarter is greater than or equal to 130% of the conversion price; (2) during the five-business day period following any five-consecutive trading day period in which the trading price of the 2022 Notes is less than 98% of the average of the closing price of our common stock for each day during such five-consecutive trading day period; or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon a conversion, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2022 Notes may require us to repurchase all or a portion of their 2022 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert their 2022 Notes in connection with such an event in certain circumstances. As of September 30, 2017, none of the conditions permitting the holders of the 2022 Notes to early convert had been met. Therefore, the 2022 Notes are classified as long-term debt.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2022 Notes. We recorded to stockholders’ equity $145.6 million for the conversion feature. The resulting debt discount is being amortized to interest expense at an effective interest rate of 6.00%.

In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase initially (subject to adjustment for certain specified events) a total of 3.0 million shares of our common stock at a price of $327.50 per share. The cost of the convertible note hedge transactions was $204.1 million. In addition, we sold warrants whereby the holders of the warrants had the option to purchase initially (subject to certain specified events) a total of 3.0 million shares of our common stock at a price of $655.00 per share. We received $52.9 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to reduce potential dilution from the conversion of the 2022 Notes and to effectively increase the overall conversion price from $327.50 to $655.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on our consolidated balance sheet.

2025 Notes

In August 2017, we issued $1,800.0 million in aggregate principal amount of unsecured 5.30% senior notes due in August 2025 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance, after deducting transaction costs, were $1,774.2 million.

Secured Revolving Credit Facility

In August 2017, the secured revolving credit facility was terminated, and the aggregate outstanding principal amount of $324.0 million was fully repaid.

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

Warehouse Agreements

On August 31, 2016, our subsidiaries entered into a Warehouse Agreement with a bank for loans secured by the future cash flows arising from certain leases and the related leased vehicles. On August 17, 2017, the Warehouse Agreement was amended to modify the interest rates and extend the availability period and the maturity date, by appending another Warehouse Agreement with substantially the same terms and that shares the same committed amount. Amounts drawn under the Warehouse Agreements generally bear interest at (i) LIBOR plus a fixed margin or (ii) the commercial paper rate. The Warehouse Agreements are non-recourse to our other assets.

Pursuant to the Warehouse Agreements, an undivided beneficial interest in the future cash flows arising from certain leases and the related leased vehicles has been sold for legal purposes but continues to be reported in the consolidated financial statements. The interest in the future cash flows arising from these leases and the related vehicles is not available to pay the claims of our creditors other than pursuant to obligations to the lenders under the Warehouse Agreements. We retain the right to receive the excess cash flows not needed to pay obligations under the Warehouse Agreements.

On October 18, 2017, the total committed amount under the Warehouse Agreements was increased from $600.0 million to $1.1 billion.

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

MyPower Revolving Credit Facility

In January 2017, the MyPower revolving credit facility matured, and the aggregate outstanding principal amount of $133.8 million was fully repaid.

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

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on convertible senior notes with cash conversion features, which includes the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest coupon	$10,899	$6,615	$28,306	$23,330
Amortization of debt issuance costs	1,759	4,952	5,274	8,835
Amortization of debt discounts	29,888	24,660	83,852	75,493
Total	$42,546	$36,227	$117,432	$107,658

Note 12 – Common Stock

In March 2017, we completed a public offering of our common stock and issued a total of 1,536,259 shares for total cash proceeds of $399.6 million (including 95,420 shares purchased by our Chief Executive Officer for $25.0 million), net of underwriting discounts and offering costs.

In April 2017, our Chief Executive Officer exercised his right under the indenture to convert all of his zero-coupon convertible senior notes due in 2020, which had an aggregate principal amount of $10.0 million. As a result, on April 26, 2017, we issued 33,333 shares of our common stock to our Chief Executive Officer in accordance with the specified conversion rate, and we recorded an increase to additional paid-in capital of $10.3 million (see Note 11, Convertible and Long-Term Debt Obligations).

In June 2017, we issued 1,163,442 shares of our common stock pursuant to exchange agreements entered into with holders of $144.8 million in aggregate principal amount of the 2018 Notes (see Note 11, Convertible and Long-Term Debt Obligations). As a result, we recorded an increase to additional paid-in capital of $141.8 million. In addition, we amended and settled early the associated portions of the bond hedges and warrants entered into in connection with the 2018 Notes, resulting in a net cash inflow of $43.6 million, which was recorded as an increase to additional paid-in capital.

In the third quarter of 2017, we issued 250,198 shares of our common stock and paid $32.7 million in cash pursuant to conversions by or exchange agreements entered into with holders of $42.7 million in aggregate principal amount of the 2018 Notes (see Note 11, Convertible and Long-Term Debt Obligations). As a result, we recorded an increase to additional paid-in capital of $9.3 million. In addition, we settled portions of the bond hedges and warrants entered into in connection with the 2018 Notes, resulting in a net cash inflow of $6.3 million (which was recorded as an increase to additional paid-in capital), the issuance of 17,433 shares of our common stock and the receipt of 169,890 shares of our common stock.

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

As of September 30, 2017, there were 15,014,437 shares underlying outstanding equity awards.

2014 Performance-Based Stock Option Awards

In 2014, to create incentives for continued long-term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by us, the Compensation Committee of our Board of Directors granted stock option awards to certain employees (excluding our Chief Executive Officer) to purchase an aggregate of 1,073,000 shares of our common stock. Each award consisted of four vesting tranches with a vesting schedule based entirely on the attainment of performance milestones, assuming continued employment and service through each vesting date:

•	1/4th of each award vested upon completion of the first Model X production vehicle;
•	1/4th of each award is scheduled to vest upon achieving aggregate production of 100,000 vehicles in a trailing 12-month period;
•	1/4th of each award is scheduled to vest upon completion of the first Model 3 production vehicle; and

•	1/4th of each award is scheduled to vest upon achieving an annualized gross margin of greater than 30.0% for any three-year period.

As of September 30, 2017, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Aggregate production of 100,000 vehicles in a trailing 12-month period; and
•	Completion of the first Model 3 production vehicle.

We begin recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of September 30, 2017, we had unrecognized stock-based compensation expense of $17.1 million for the performance milestone that was considered not probable of achievement. For the three and nine months ended September 30, 2017, we recorded stock-based compensation expense of $0.5 million and $6.8 million, respectively, related to these awards. For the three and nine months ended September 30, 2016, we recorded stock-based compensation expense of $11.6 million and $22.8 million, respectively, related to these awards.

2012 Chief Executive Officer Awards

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our Chief Executive Officer (the “2012 CEO Grant”). The 2012 CEO Grant consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.0 billion, as compared to our initial market capitalization of $3.2 billion at the time of grant. As of September 30, 2017, the market capitalization conditions for all of the vesting tranches and the following eight performance milestones had been achieved:

•	Successful completion of the Model X alpha prototype;
•	Successful completion of the Model X beta prototype;
•	Completion of the first Model X production vehicle;
•	Aggregate production of 100,000 vehicles;
•	Successful completion of the Model 3 alpha prototype,
•	Successful completion of the Model 3 beta prototype;
•	Aggregate production of 200,000 vehicles; and
•	Completion of the first Model 3 production vehicle.

As of September 30, 2017, the following performance milestone was considered probable of achievement:

•	Aggregate production of 300,000 vehicles.

We begin recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of September 30, 2017, we had $1.0 million of total unrecognized stock-based compensation expense for the performance milestone that was considered probable of achievement, which will be recognized over a weighted-average period of 0.3 years. As of September 30, 2017, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the three and nine months ended September 30, 2017, we recorded stock-based compensation expense of $1.2 million and $4.3 million, respectively, related to the 2012 CEO Grant. For the three and nine months ended September 30, 2016, we recorded stock-based compensation expense of $4.6 million and $14.9 million, respectively, related to the 2012 CEO Grant.

Our Chief Executive Officer earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$10,166	$8,939	$27,663	$21,837
Research and development	51,066	40,220	158,052	113,328
Selling, general and administrative	51,421	40,384	146,697	111,347
Total	$112,653	$89,543	$332,412	$246,512

We realized no income tax benefits from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As of September 30, 2017, we had $1.1 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.9 years.

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

The non-cash investing and financing activities related to the arrangement during the three and nine months ended September 30, 2017 amounted to $1.9 million and $83.5 million, respectively.

Legal Proceedings

Securities Litigation

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal. The District Court has set a hearing on plaintiffs’ notice of appeal from the dismissal for December 4, 2017. We believe that the claims are without merit and intend to defend against this lawsuit and appeal vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The lawsuit claimed violations of federal securities laws and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. On July 25, 2017, the court took SolarCity’s fully-briefed motion to dismiss under submission. On August 11, 2017, the District Court granted the motion to dismiss with leave to amend. On September 11, 2017, after the lead plaintiff determined he would not amend, the District Court dismissed the action with prejudice and entered a judgment in favor of SolarCity and the individual defendants.

On October 10, 2017, a purported stockholder class action was filed in the United States District Court for the Northern District of California against Tesla, two of its current officers and a former officer. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding its preparedness to produce Model 3 vehicles. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

Proceedings Relating to United States Treasury

In July 2012, SolarCity, along with other companies in the solar energy industry, received a subpoena from the United States Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that relate to SolarCity’s applications for United States Treasury grants. In February 2013, two financing funds affiliated with SolarCity filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the United States government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the United States government, in fact, paid them more, not less, than they were entitled to as a matter of law. In September 2017, SolarCity and the United States government reached a global settlement of both the investigation and SolarCity’s lawsuit. In that settlement, SolarCity admitted no wrongdoing and agreed to return approximately 5% of the United States Treasury cash grants it had received between 2009 and 2013, amounting to $29.5 million. The investigation is now closed and SolarCity’s lawsuit has been dismissed.

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

Indemnifications and Guaranteed Returns

We are contractually obligated to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, we assess and recognize, when applicable, a distribution payable for the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. We believe that any payments to the fund investors in excess of the amount already recognized by us for this obligation are not probable based on the facts known at the filing date.

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

We are contractually obligated to make payments to one fund investor if the fund investor does not achieve a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on our current financial projections regarding the amounts and timing of future distributions to the fund investor, we do not expect to make any payments as a result of this guarantee and have not accrued any liabilities for this guarantee. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the fund investor, future tax benefits that accrue to the fund investor, our purchase of the fund investor’s interest in the fund and future distributions to the fund investor upon the liquidation of the fund. Due to the uncertainties surrounding estimating the amounts and timing of these factors, we are unable to estimate the maximum potential payments under this guarantee. To date, the fund investor has achieved the specified minimum internal rate of return.

Our lease pass-through financing funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, we may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of September 30, 2017, we had $129.9 million of unused letters of credit outstanding.

Note 15 – VIE Arrangements

We have entered into various arrangements with investors to facilitate the funding and monetization of our solar energy systems and vehicles. In particular, our wholly owned subsidiaries and fund investors have formed and contributed cash and assets into various financing funds and entered into related agreements. We have determined that the funds are VIEs and we are the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. We have considered the provisions within the agreements, which grant us the power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems or vehicles and the associated customer contracts to be sold or contributed to these VIEs, redeploying solar energy systems or vehicles and managing customer receivables. We consider that the rights granted to the fund investors under the agreements are more protective in nature rather than participating.

As the primary beneficiary of these VIEs, we consolidate in the financial statements the financial position, results of operations and cash flows of these VIEs, and all intercompany balances and transactions between us and these VIEs are eliminated in the consolidated financial statements. Cash distributions of income and other receipts by a fund, net of agreed upon expenses, estimated expenses, tax benefits and detriments of income and loss and tax credits, are allocated to the fund investor and our subsidiary as specified in the agreements.

Generally, our subsidiary has the option to acquire the fund investor’s interest in the fund for an amount based on the market value of the fund or the formula specified in the agreements.

Upon the sale or liquidation of a fund, distributions would occur in the order and priority specified in the agreements.

Pursuant to management services, maintenance and warranty arrangements, we have been contracted to provide services to the funds, such as operations and maintenance support, accounting, lease servicing and performance reporting. In some instances, we have guaranteed payments to the fund investors as specified in the agreements. A fund’s creditors have no recourse to our general credit or to that of other funds. None of the assets of the funds had been pledged as collateral for their obligations.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$71,973	$44,091
Restricted cash	33,343	20,916
Accounts receivable, net	36,248	16,023
Rebates receivable	5,060	6,646
Prepaid expenses and other current assets	3,620	7,532
Total current assets	150,244	95,208
Operating lease vehicles, net	143,613	—
Solar energy systems, leased and to be leased, net	5,098,398	4,618,443
Other assets	52,866	35,826
Total assets	$5,445,121	$4,749,477
Liabilities
Accounts payable	$31	$20
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	32,245	24,085
Accrued and other current liabilities	14,472	8,157
Customer deposits	4,274	1,169
Current portion of deferred revenue	51,768	17,114
Current portion of long-term debt	22,288	89,356
Total current liabilities	125,078	139,901
Deferred revenue, net of current portion	280,044	178,783
Long-term debt, net of current portion	650,211	466,741
Other liabilities and deferred costs	60,740	82,917
Total liabilities	$1,116,073	$868,342

Note 16 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Solar Bonds issued to related parties	$100	$265,100
Convertible senior notes due to related parties	$3,000	$13,000
Promissory notes due to related parties	$100,000	$—
Due to related parties (primarily accrued interest, included in accrued and other current liabilities)	$1,133	$5,136

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

Note 17 – Segment Reporting and Information about Geographic Areas

We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing and sales of electric vehicles. Additionally, the automotive segment is also comprised of services and other, which includes after-sales vehicle services, used vehicle sales, powertrain sales and services by Grohmann. The energy generation and storage segment includes the design, manufacture, installation and sale or lease of stationary energy storage products and solar energy systems, or sale of electricity generated by our solar energy systems to customers. Our CODM does not evaluate operating segments using asset and liability information. The following table presents revenues and gross margins by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Automotive segment
Revenues	$2,667,170	$2,275,102	$7,652,273	$4,665,492
Gross profit	$368,923	$637,682	$1,558,295	$1,164,523
Energy generation and storage segment
Revenues	$317,505	$23,334	$818,229	$50,009
Gross profit	$80,217	$(947)	$225,406	$(544)

The following table presents revenues by geographic area based on where our products are shipped (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$1,582,143	$1,432,456	$4,380,393	$2,891,419
China	563,561	314,941	1,531,082	567,357
Norway	225,461	135,200	482,965	236,009
Other	613,510	415,839	2,076,062	1,020,716
Total	$2,984,675	$2,298,436	$8,470,502	$4,715,501

The following table presents long-lived assets by geographic area (in thousands):

	September 30, 2017	December 31, 2016
United States	$14,935,394	$11,399,545
International	746,968	503,294
Total	$15,682,362	$11,902,839

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

Automotive

Our production vehicle fleet includes our Model S premium sedan and our Model X sport utility vehicle, which are our highest-performance and most capable vehicles, and our Model 3, a lower priced sedan designed for the mass market. We continue to enhance our vehicle offerings with enhanced Autopilot options, Internet connectivity and free over-the-air software updates to provide additional safety, convenience and performance features. We are also actively working on future vehicles, such as a 100%-electric semi-truck.

Energy Generation and Storage

We lease and sell solar energy systems and sell renewable energy and energy products to our customers. We have partnered with Panasonic to provide capital and operational support to manufacture photovoltaic (“PV”) cells, and thus enable high volume integrated tile and PV cell production, at our Gigafactory 2 in Buffalo, New York. We also plan to produce Solar Roof tiles at Gigafactory 2. Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall for residential applications and Powerpack for commercial, industrial and utility-scale applications.

Management Opportunities, Challenges and Risks

Automotive Demand, Production and Deliveries

We drive demand for our vehicles by continually improving our vehicles through over-the-air software updates, expanding our retail, service and charging infrastructure, and by periodically developing and introducing new vehicle variants and models. The worldwide automotive market for alternative fuel vehicles is highly competitive and we expect it to become even more so, as many companies have announced plans to expand, and in some cases fully transition to, production of electric or environmentally friendly vehicles. We welcome the acceleration of the world’s transition to sustainable transport. Nonetheless, we believe that the unique features of our vehicles, our constant innovation, our growing brand, the increased affordability introduced with Model 3, and our future vehicles, will continue to generate incremental demand for our vehicles by making our vehicles accessible to larger and previously untapped consumer and commercial markets. For example, in the third quarter of 2017, we achieved all-time quarterly records for both net orders and deliveries of Model S and X.

The initial phase of manufacturing any new vehicle is always challenging, and the Model 3 production ramp is no exception, particularly given our focus on highly automated manufacturing processes that we expect will ultimately result in higher volumes at significantly lower costs. Model 3 production in the third quarter of 2017 was less than anticipated due to production bottlenecks relating to a handful of manufacturing subsystems at our Fremont Factory and Gigafactory 1 taking longer to bring online than expected. The battery module assembly line at Gigafactory 1 has been the primary production constraint to date, as the complex design of the module and its automated manufacturing process involves a four zone process of which we had to take over key elements of two zones from manufacturing systems suppliers and significantly redesign them.  We have redirected our best engineering talent to Gigafactory 1 to fine-tune the automated processes and related robotic programming, and we believe that throughput will increase substantially in upcoming weeks and ultimately be capable of production rates significantly greater than those for which they were originally intended.

We have designed Model 3 to facilitate volume production, and we believe there are no fundamental problems with our supply chain or any of our production processes. While we continue to make significant progress each week in resolving Model 3 bottlenecks, it is difficult to predict exactly how long it will take for all bottlenecks to be resolved or when new issues may arise. Based on our current progress, we expect to achieve a production rate of 5,000 Model 3 vehicles per week by the end of the first quarter of 2018, although the precise progress of the ramp is difficult to predict given that our production growth rate is similar to a stepped exponential, so there may be significant rate increases from one week to the next. In order to optimize the incremental improvement of our automation processes and the efficiency of our capital expenditures, we will implement the capacity to further ramp production to 10,000 units per week only after we have achieved a 5,000 units per week run rate. For Model S and Model X, we have made significant and sustained progress in the production processes, and we produced 25,076 of these vehicles in the third quarter of 2017.

We are also making strides in other aspects of our vehicle production, deliveries and customer infrastructure. For example, we expect to continue to lower the cost of manufacturing our vehicles over the next several quarters due to economies of scale, material cost reductions and more efficient manufacturing. We have achieved cost improvements through material cost reductions from both engineering and commercial actions and increased manufacturing efficiencies including better inventory control. This is also evident through increased product reliability including vehicle, battery and drive units. Likewise, while we have experienced in the past and may experience in the future infrastructure constraints and customer experience issues relating to vehicle deliveries, we are trying to address such concerns by opening additional delivery centers to scale the volume of vehicles we are able to deliver. Generally, as sales of Tesla vehicles ramp, we continue to open new Tesla retail, locations, service centers and delivery hubs around the world, we continue to expand our mobile repair services, and we plan to significantly increase the number of Superchargers and Destination Charging connectors globally.

Energy Generation and Storage Demand, Production and Deployment

We are continuing to reduce customer acquisition costs of our energy generation products, including by cutting advertising spend and increasingly selling these products in Tesla stores with dedicated energy product sales personnel, and we continue to leverage well-performing channel partnerships. Moreover, we are deemphasizing absolute growth for our solar products, and we are instead analyzing our portfolio of residential and commercial solar projects to prioritize cash and profitability. Solar Roof installations will initially ramp slowly in the fourth quarter of 2017 as we move the production process from Fremont to Gigafactory 2.  As we fine tune and standardize the production and installation process, we expect to ramp Solar Roof production considerably in 2018.

We believe that demand for our energy products will continue to increase with new product offerings and product integration. Demand for our Powerwall and Powerpack products presently exceeds capacity. We are ramping up production for these products at our Gigafactory 1 over the next several quarters.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We plan to continue to invest heavily in capital expenditures to ramp installed production capacity and further increase vehicle production capacity in our Fremont Facility, including for Model 3, facilities and manufacturing equipment at Gigafactory 1 as well as new retail locations, service centers, delivery hubs and Supercharger locations. Capital expenditures for our automotive segment were $1.1 billion in the third quarter of 2017, and we expect to invest approximately$1.0 billion in capital expenditures for our automotive segment in the fourth quarter of 2017.

We expect operating expenses to grow in 2017 as compared to 2016, driven by engineering, design, testing and production expenses related to Model 3, supplier contracts and higher sales and service costs associated with expanding our worldwide geographic presence. In addition, we expect operating expenses to increase as a result of the increased selling, general and administrative expenses incurred by our energy generation and storage segment. We expect selling, general and administrative expenses to continue to increase in absolute amounts while declining significantly as a percentage of revenue due to the significant increase in revenue primarily driven by the ramp in Model 3 sales and as we focus on increasing operational efficiency while continuing to expand our customer and corporate infrastructure.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offered resale value guarantees or similar buy-back terms to all direct customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Resale value guarantees available for exercise within the 12 months following September 30, 2017 totaled $279.9 million in value.

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

We currently offer vehicle leases in the U.S. directly from Tesla Finance, our captive financing entity, as well as through leasing partners. Leasing through Tesla Finance is available in 39 states and the District of Columbia. We also offer financing arrangements through our entities in Canada, Germany and the United Kingdom. Leasing through our captive financing entities and our leasing partners exposes us to residual value risk and adversely impacts our near-term operating results by requiring the deferral of revenues and costs into future periods under lease accounting. In addition, for leases offered directly from our captive financing entities (but not for those offered through our leasing partners), we only receive a limited portion of cash for the vehicle price at delivery and will assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flows could be negatively impacted.

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

Gigafactory 1

We are developing Gigafactory 1 as a facility where we work together with our suppliers to integrate production of battery material, cells, modules, battery packs and drive units in one location for vehicles and energy storage products. We broke ground on Gigafactory 1 in June 2014, began assembling our energy storage products in the first portion of the facility in the fourth quarter of 2015 and began production of lithium-ion battery cells for our energy storage products in the first quarter of 2017. At Gigafactory 1, we are now producing drive units, as well as our proprietary form factor cells, which are then assembled into battery packs, for Model 3 and for our energy storage products. We also continue to invest in construction of the building at Gigafactory 1 and in production equipment for battery, module and pack production.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on our consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the three and nine months ended September 30, 2017, we recorded $148.5 million and $415.0 million, respectively, on our consolidated balance sheet.

While we currently believe that our progress at Gigafactory 1 will allow us to reach our production targets, our ultimate ability to do so will require us to resolve the types of challenges that are typical of a production ramp. For example, we have experienced bottlenecks in the assembly of battery modules at Gigafactory 1, which has negatively affected our production of Model 3. While we continue to make progress to resolve such issues at Gigafactory 1, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to expand than we currently anticipate.

Gigafactory 2

We have an agreement with the Research Foundation for the State University of New York (“Foundation”) for the construction of a factory capable of producing 1.0 gigawatts of solar cells annually in Buffalo, New York, referred to as Gigafactory 2. In December 2016, we entered into an agreement with Panasonic under which it will manufacture custom photovoltaic (“PV”) cells and modules for us, primarily at Gigafactory 2, and we will purchase certain quantities of PV cells and modules from Panasonic during the 10-year term.

The terms of our agreement with the Foundation require us to comply with a number of covenants, and any failure to comply with these covenants could obligate us to pay significant amounts to the Foundation and result in termination of the agreement. Although we remain on track with our progress at Gigafactory 2, our expectations as to the cost of building the facility, acquiring manufacturing equipment and supporting our manufacturing operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits.

Other Manufacturing

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

For a description of our critical accounting policies and estimates, refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Automotive sales	$2,076,731	$1,917,442	$159,289	8%	$6,125,643	$3,849,558	$2,276,085	59%
Automotive leasing	286,158	231,285	54,873	24%	813,462	507,085	306,377	60%
Total automotive revenues	2,362,889	2,148,727	214,162	10%	6,939,105	4,356,643	2,582,462	59%
Services and other	304,281	126,375	177,906	141%	713,168	308,849	404,319	131%
Total automotive & services and other segment revenue	2,667,170	2,275,102	392,068	17%	7,652,273	4,665,492	2,986,781	64%
Energy generation and storage segment revenue	317,505	23,334	294,171	1261%	818,229	50,009	768,220	1536%
Total revenues	$2,984,675	$2,298,436	$686,239	30%	$8,470,502	$4,715,501	$3,755,001	80%

Automotive & Services and Other Segment

Automotive sales revenue includes revenue related to the sale of new Model S, Model X, and Model 3 vehicles, including internet connectivity, Supercharger access, specified software updates for vehicles equipped with Autopilot hardware and sales of regulatory credits to other automotive manufacturers. Automotive sales revenue increased by $159.3 million, or 8%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This was primarily due to a 23% increase in deliveries to 20,608 vehicles resulting from increased sales of Model X and S, at average selling prices that remained relatively consistent as compared to the prior period, as well as the roll-out of Model 3 in the third quarter of 2017. The increase from new deliveries was offset by a decrease of $147.6 million in sales of regulatory credits.

Automotive sales revenue increased by $2.3 billion, or 59%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This was primarily due to a 68% increase in deliveries to 56,931 vehicles resulting from increased sales of Model X and S, at average selling prices that remained relatively consistent as compared to the prior period, as well as the roll-out of Model 3 in the third quarter of 2017. The increase from new deliveries was offset by a decrease of $99.5 million in sales of regulatory credits as well as additional deferrals of Autopilot 2.0 revenue in the current period.

Automotive leasing revenue is comprised of revenue from Model S and Model X vehicles accounted for as operating leases, including the amortization of revenue for vehicles sold with resale value guarantees. Automotive leasing revenue increased by $54.9 million, or 24%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to a 41% increase in vehicles under leasing programs and programs with a resale value guarantee as of September 30, 2017 as compared to September 30, 2016, offset by a decrease of $26.8 million of automotive leasing revenue upon early payoff and expiration of resale value guarantees in the three months ended September 30, 2017 as compared to the prior period.

Automotive leasing revenue increased by $306.4 million, or 60%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily due to a 41% increase in vehicles under leasing programs and programs with a resale value guarantee in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2017, we recognized an increase of $52.8 million of automotive leasing revenue upon early payoff and expiration of resale value guarantees in the nine months ended September 30, 2017 as compared to the prior period.

Services and other revenue include sales of used vehicles, maintenance services for the fleet of Tesla vehicles and sales of electric vehicle powertrain components and systems to other manufacturers. Service and other revenue increased by $177.9 million, or

141%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This was primarily due to an increase in used vehicle sales as an organic result of increased automotive sales as well as from the expansion of our trade-in program.

Services and other revenue increased by $404.3 million, or 131%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This was primarily due to an increase in used vehicle sales as an organic result of increased automotive sales as well as from the expansion of our trade-in program. Additionally, there were increases of $43.7 million from the inclusion of engineering service revenue from Grohmann, which we acquired on January 3, 2017, and $34.7 million in maintenance services revenue as our fleet continues to grow.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales of solar energy systems and energy storage products, leasing revenue from solar energy systems under operating leases and power purchase agreements and sales of solar energy system incentives. Energy generation and storage revenue increased by $294.2 million, or 1261%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Energy generation and storage revenue increased by $768.2 million, or 1536%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were primarily due to the inclusion of revenue from SolarCity, which we acquired on November 21, 2016, of $273.0 million and $752.8 million for the three and nine months ended September 30, 2017, respectively, as well as increases in sales of our energy storage products.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Cost of revenues
Automotive sales	$1,755,622	$1,355,102	$400,520	30%	$4,724,849	$2,895,483	$1,829,366	63%
Automotive leasing	175,224	161,959	13,265	8%	516,683	310,176	206,507	67%
Total automotive cost of revenues	1,930,846	1,517,061	413,785	27%	5,241,532	3,205,659	2,035,873	64%
Services and other	367,401	120,359	247,042	205%	852,446	295,310	557,136	189%
Total automotive & services and other segment cost of revenue	2,298,247	1,637,420	660,827	40%	6,093,978	3,500,969	2,593,009	74%
Energy generation and storage segment	237,288	24,281	213,007	877%	592,823	50,553	542,270	1073%
Total cost of revenues	$2,535,535	$1,661,701	$873,834	53%	$6,686,801	$3,551,522	$3,135,279	88%

Gross profit total automotive	$432,043	$631,666			$1,697,573	$1,150,984
Gross margin total automotive	18.3%	29.4%			24.5%	26.4%

Gross profit total automotive & services and other segment	$368,923	$637,682			$1,558,295	$1,164,523
Gross margin total automotive & services and other segment	13.8%	28.0%			20.4%	25.0%

Gross profit energy generation and storage segment	$80,217	$(947)			$225,406	$(544)
Gross margin energy generation and storage segment	25.3%	-4.1%			27.5%	-1.1%

Total gross profit	$449,140	$636,735			$1,783,701	$1,163,979
Total gross margin	15.0%	27.7%			21.1%	24.7%

Automotive & Services and Other Segment

Cost of automotive sales revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive sales revenue also includes adjustments to warranty expense and charges to write-down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete or excess inventory. Cost of automotive sales revenue increased by $400.5 million, or 30%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Cost of automotive sales revenue increased by $1.8 billion, or 63%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were primarily due to increases in vehicle deliveries of 23% and 68% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year as a result of increased sales of Model S and Model X, and the rollout of Model 3 in the third quarter of 2017. The increase is offset by lower costs of production of Model X as we are gaining manufacturing efficiencies through lower material costs and labor hours.

Cost of automotive leasing revenue primarily includes the amortization of operating lease vehicles over the lease term as well as warranty expenses recognized as incurred. Cost of automotive leasing revenue increased by $13.3 million, or 8%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to a 41% increase in vehicles under leasing programs and programs with a resale value guarantee as of September 30, 2017 as compared to September 30, 2016, offset by a decrease of $26.8 million of cost of automotive leasing revenue upon expiration of resale value guarantees in the three months ended September 30, 2017 as compared to the prior period.

Cost of automotive leasing revenue increased by $206.5 million, or 67%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily due to a 41% increase in vehicles under leasing programs and programs with a resale value guarantee in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2017, we recognized an increase of $52.8 million of cost of automotive leasing revenue upon early payoff and expiration of resale value guarantees in the nine months ended September 30, 2017 as compared to the prior period.

Cost of services and other revenue includes costs associated with providing maintenance services to the fleet of Tesla vehicles, costs to acquire and sell used vehicles, direct parts, material and labor costs and manufacturing overhead associated with sales of electric vehicle powertrain components and systems to other manufacturers. Cost of services and other revenue increased by $247.0 million, or 205%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This was primarily due to the increase in costs of used vehicle sales as a result of the increase in volume, $69.4 million increase in costs to provide maintenance service as our fleet continues to grow, and an increase of $10.0 million due to the inclusion of Grohmann’s cost of engineering services. These increases were offset by a $24.7 million decrease in cost of powertrain sales to Daimler as we discontinued the program at the end of the second quarter of 2017.

Cost of services and other revenue increased by $557.1 million, or 189%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This was primarily due to the increase in costs of used vehicle sales as a result of the increase in volume, $182.3 million increase in costs to provide maintenance service as our fleet continues to grow, and an increase of $32.6 million due to the inclusion of Grohmann’s cost of engineering services. These increases were offset by a $10.1 million decrease in cost of powertrain sales to Daimler as we discontinued the program at the end of the second quarter of 2017.

Gross margin for total automotive decreased from 29.4% to 18.3% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease was primarily due to the higher cost structure associated with the roll-out of Model 3 in the third quarter of 2017 and lower sales of regulatory credits in the current period. We anticipate the costs per unit of Model 3 to decrease significantly once production is fully ramped-up. The decrease of current period early payoffs and expirations of resale value guarantees, as compared to the same period in the prior year, partially offset the overall decrease since they have a dilutive effect on gross margin.

Gross margin for total automotive decreased from 26.4% to 24.5% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The roll-out of Model 3 in the third quarter of 2017, lower sales of regulatory credits and higher current period early payoffs and expirations of resale value guarantees, as compared to the same period in the prior year, contributed to the lower gross margin. Lower material and manufacturing costs for Model S and Model X, as we further improved our vehicle production processes, and the recognition of Autopilot 2.0 revenue in the current period partially offset the overall decrease.

Gross margin for total automotive & services and other segment decreased from 28.0% to 13.8% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Gross margin for total automotive & services and other segment decreased from 25.0% to 20.4% in the nine months ended September 30, 2017 as compared to the nine months ended

September 30, 2016. These decreases are driven by the factors impacting gross margin for total automotive, as explained above, as well as higher costs of maintenance service.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue includes direct material and labor costs, overhead of solar energy systems and energy storage products, depreciation expense and maintenance costs associated with leased solar energy systems. Cost of energy generation and storage revenue increased by $213.0 million, or 877%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Cost of energy generation and storage revenue increased by $542.3 million, or 1073%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were primarily due to the inclusion of energy generation and storage costs from SolarCity of $178.1 million and $497.5 million in the three and nine months ended September 30, 2017, respectively, as well as increases in sales of energy storage products as a result of growing popularity of our Powerpack and Powerwall offerings.

Gross margin for energy generation and storage increased from -4.1% to 25.3% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Gross margin for energy generation and storage increased from -1.1% to 27.5% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were primarily due to the inclusion of revenue and costs from SolarCity and improved gross margin of energy storage sales.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Research and development	$331,622	$214,302	$117,320	55%	$1,023,436	$588,448	$434,988	74%
As a percentage of revenues	11.1%	9.3%			12.1%	12.5%

Research and development expense consists primarily of personnel costs for our teams in engineering and research, supply chain, quality, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense. Research and development expense increased by $117.3 million, or 55%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was primarily due to a $69.0 million increase in employee and labor-rated expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, there were increases in facilities expenses, depreciation expenses, professional and outside service expenses and expensed materials to support Solar Roof development as well as the development of future products.

Research and development expense increased by $435.0 million, or 74%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily due to a $216.5 million increase in employee and labor-rated expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, there were increases of $74.4 million in facilities and depreciation expenses and $67.0 million in expensed materials to support Model 3 and Solar Roof development as well as the development of future products.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Selling, general and administrative	$652,998	$336,811	$316,187	94%	$1,794,210	$976,173	$818,037	84%
As a percentage of revenues	21.9%	14.7%			21.2%	20.7%

Selling, general and administrative expense consists primarily of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services. Selling, general and administrative expense increased by $316.2 million, or 94%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was primarily due to a $148.1 million increase in employee and labor-rated expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, the increase was due to a $87.7 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence and a $53.0 million increase in professional and outside service expenses to support the growth of our business.

Selling, general and administrative expense increased by $818.0 million, or 84%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily due to a $437.0 million increase in employee and labor-rated expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy storage businesses. Additionally, the increase was due to a $210.3 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence and a $108.0 million increase in professional and outside service expenses to support the growth of our business.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Interest expense	$(117,109)	$(46,713)	$(70,396)	151%	$(324,896)	$(133,706)	$(191,190)	143%
As a percentage of revenues	3.9%	2.0%			3.8%	2.8%

Interest expense increased by $70.4 million, or 151%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Interest expense increased by $191.2 million, or 143%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were primarily due to the inclusion of interest expenses from SolarCity of $48.7 million and $156.5 million for the three and nine months ended September 30, 2017, respectively. In addition, our average outstanding indebtedness has increased in the three and nine months September 30, 2017 as compared to the same period in the prior year.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Other expense, net	$(24,390)	$(11,756)	$(12,634)	107%	$(83,696)	$(9,952)	$(73,744)	741%
As a percentage of revenues	-0.8%	-0.5%			-1.0%	-0.2%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency denominated assets and liabilities as well as gains and losses from our interest rate swaps. Other income (expense), net, decreased by $12.6 million, or 107%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease was primarily due to fluctuations in foreign currency exchange rates. Additionally, we recognized an $18.2 million loss in the current period for measurement period adjustments to the acquisition date fair values of certain liabilities as previously reported in our Form 10-K for the year ended December 31, 2016. However, there was a partially offsetting increase of $7.0 million from the losses recognized upon conversions of the 2018 Notes in the three months ended September 30, 2016.

Other income (expense), net, decreased by $73.7 million, or 741%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily due to fluctuations in foreign currency exchange rates. Additionally, we recognized a $29.8 million loss in the current year for measurement period adjustments to the acquisition date fair values of certain assets and liabilities as previously reported in our Form 10-K for the year ended December 31, 2016 and a $9.7 million loss related to our interest rate swaps in the current year.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
(Benefit) provision for income taxes	$(285)	$8,133	$(8,418)	-104%	$40,640	$15,628	$25,012	160%
Effective tax rate	0.0%	27.1%			-2.8%	-2.9%

Our (benefit) provision for income taxes decreased by $8.4 million, or 104%, from an expense of $8.1 million in the three months ended September 30, 2016 to a benefit of $0.3 million in the three months ended September 30, 2017. This decrease was primarily due to reduced profits in taxable jurisdictions in the current period.

Our provision for income taxes increased by $25.0 million, or 160%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily due to the significant increase in taxable income in our international jurisdictions as a result of increased vehicle deliveries in the current year as compared to the prior year.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Liquidity and Capital Resources

As of September 30, 2017, we had $3.53 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $535.4 million and consisted primarily of Chinese yuan, euros and Norwegian kroner. Our sources of cash are predominately from our deliveries of vehicles, proceeds from debt facilities, proceeds from financing funds and sales and installations of our energy storage products and solar energy systems.

Our sources of liquidity and cash flows enable us to fund on-going operations, research and development projects, investments in tooling and manufacturing equipment for the production ramp of our Model 3 vehicle, the continued construction of Gigafactory 1 and the continued expansion of our retail stores, service centers, mobile repair services and Supercharger network. We are growing our vehicle manufacturing capacity primarily to fulfill Model 3 production at 5,000 vehicles per week and in a later phase to 10,000 vehicles per week. We expect to invest approximately $1.0 billion in capital expenditures during the fourth quarter of 2017. We continually evaluate our capital expenditure needs and may raise additional capital to fund the rapid growth of our business in the coming years.

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

We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months. A large portion of our future expenditures is to fund our growth and we can adjust our capital and operating expenditures by operating segments, including future expansion of our product offerings, stores, service centers, delivery centers and the Supercharger network. We may need or want to raise additional funds in the future, and these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

In addition, we had $1.4 billion of unused committed amounts under our credit facilities and financing funds, some of which are subject to satisfying specified conditions prior to draw-down as discussed in Note 11, Convertible and Long-Term Debt Obligations, and Note 15, VIE Arrangements. For details regarding our indebtedness, refer to Note 11, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(570,545)	$324,380
Net cash used in investing activities	$(3,457,091)	$(821,679)
Net cash provided by financing activities	$4,129,022	$2,371,149

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

Net cash from operating activities during the nine months ended September 30, 2017 decreased by $894.9 million as compared to the nine months ended September 30, 2016, due to an increase in working capital of $846.4 million and an increase in net loss adjusted for non-cash items by $48.6 million. The change in net cash from operating activities was primarily a result of the growth of our business. In addition, we received significantly more customer deposits in the nine months ended September 30, 2016, when we began taking reservations for Model 3, and we had larger increases to our accounts payable and accrued liabilities balances in the same period.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.5 billion and $821.7 million during the nine months ended September 30, 2017 and 2016, respectively. Cash flows from investing activities and the variability across each period related primarily to capital expenditures, which were $3.2 billion and $759.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in capital expenditures was primarily due to payments for Model 3 production equipment and the design, acquisition and installation of solar energy systems under operating leases with our customers, in the nine months ended September 30, 2017. We also paid $109.1 million, net of cash acquired, for the acquisition of Grohmann in the nine months ended September 30, 2017.

In 2014, we began construction of our Gigafactory 1 facility in Nevada. During the nine months ended September 30, 2017, we used cash of $1.2 billion towards Gigafactory 1 construction.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $4.1 billion, which consisted primarily of $966.4 million from the issuance of convertible senior notes, $1.8 billion from the issuance of senior notes and $400.2 million from a public offering of our common stock, net of underwriter fees. However, we paid $151.2 million for the purchase of bond hedges, net of the amount we received from the sale of warrants. Furthermore, we received proceeds from vehicle sales to our bank leasing partners of $416.4 million and net proceeds from investments by fund investors of $501.2 million.

During the nine months ended September 30, 2016, net cash provided by financing activities was $2.4 billion, which consisted primarily of $1.7 billion of net proceeds from our May 2016 public offering of 7,915,004 shares of common stock, $1.7 billion of proceeds from our issuances of debt, which included $1.3 billion of borrowings under our Credit Agreement and $300 million of borrowings under our Warehouse Agreement, and $557.7 million of proceeds from vehicle sales to our bank leasing partners. These increases were partially offset by our repayments of borrowings under our Credit Agreement of $1.1 billion and the settlement of $435.5 million for certain conversions of our 2018 Notes.

Contractual Obligations

Contractual obligations did not materially change during the nine months ended September 30, 2017 except for debt activity, as discussed in more detail in Note 11, Convertible and Long-Term Debt Obligations.

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

Foreign Currency Risk

We transact business globally in multiple currencies. Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign currency exchange rates vary, revenues and expenses may be significantly impacted, and we may record significant gains or losses on the re-measurement of our monetary assets and liabilities, including intercompany balances. As of September 30, 2017, our largest foreign currency exposures were from the euro and the Hong Kong dollar. In the nine months ended September 30, 2017, we recognized a net foreign currency exchange loss of $35.9 million in other income (expense), net.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currencies as of September 30, 2017 to compute the adverse impact these changes would have had on our income before income taxes. These changes would have resulted in an adverse impact on our income before income taxes of $408.6 million.

Interest Rate Risk

We are exposed to interest rate risk for our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of our exposures to fluctuations in interest rates on certain floating-rate debt. We do not enter into any derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the nine months ended September 30, 2017 by $6.0 million.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Litigation

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal. The Court has set a hearing on plaintiffs’ notice of appeal from the dismissal for December 4, 2017. We believe that the claims are without merit and intend to defend against this lawsuit and appeal vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The suit claimed violations of federal securities laws and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. On July 25, 2017, the court took SolarCity’s fully-briefed motion to dismiss under submission. On August 11, 2017, the court granted the motion to dismiss with leave to amend.  On September 11, 2017, after lead plaintiff determined he would not amend, the Court dismissed the action with prejudice and entered judgment in favor of SolarCity and the individual defendants.

On October 10, 2017, a purported stockholder class action was filed in the United States District Court for the Northern District of California against Tesla, two of its current officers and a former officer.  The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017.  The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles.  We believe that the claims are without merit and intend to defend against this lawsuit vigorously.  We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

Proceedings Relating to United States Treasury

In July 2012, SolarCity, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that relate to SolarCity’s applications for U.S. Treasury grants. In February 2013, two financing funds affiliated with SolarCity filed a lawsuit in the United

States Court of Federal Claims against the United States government, seeking to recover $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the U.S. government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the U.S. government, in fact, paid them more, not less, than they were entitled to as a matter of law.  In September 2017, SolarCity and the United States government reached a global settlement of both the investigation and Company’s lawsuit.  In that settlement, SolarCity admitted no wrongdoing and agreed to return approximately 5% of the cash grants it had received between 2009 and 2013, amounting to $29.5 million. The investigation is now closed and the Company’s lawsuit has been dismissed.

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

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, significant delays or other complications in the design, manufacture, launch and production ramp of new vehicles and other products such as Model 3, our energy storage products and the Solar Roof, which could harm our brand, business, prospects, financial condition and operating results.

We have experienced in the past launch, manufacturing and production ramp delays or other complications in connection with new vehicle models such as Model S, Model X and Model 3, and new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of autopilot hardware. For example, at times since the launch of Model X, we encountered unanticipated challenges, such as certain supply chain constraints, that forced us to decrease the production of these vehicles from our initial expectations. Similarly, in the third quarter of 2017, we experienced certain production bottlenecks in the production of Model 3 due to a small number of manufacturing subsystems, including the battery module assembly line at Gigafactory 1, taking longer to bring online than expected. While we continue to make progress resolving such early bottlenecks, it is difficult to predict exactly how long it will take for all bottlenecks to be cleared or when further issues may arise. If such issues arise or recur with respect to Model 3 or any of our other production vehicles, we may experience further delays. In addition, because our vehicle models share certain production facilities with other models, the volume or efficiency of production with respect to one model may impact the production of other models.

We may also experience similar future delays or other complications in bringing to market and ramping production of new vehicles, such as ramping Model 3 on production manufacturing lines, and other products such as our announced Tesla Semi truck and our energy storage products and the Solar Roof. Any significant additional delay or other complication in the production of our current products or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We may experience delays in realizing our projected timelines and cost and volume targets for the production and ramp of our Model 3 vehicle, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we are offering at a lower price point and which we intend to produce at significantly higher volumes than our present production capabilities for the Model S or Model X vehicles. We commenced production and initial customer deliveries of Model 3 in July 2017 and have announced our current expectation to achieve a production rate of 5,000 Model 3 vehicles per week by late in the first quarter of 2018.

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

Our production plan for Model 3 is based on many key assumptions, including:

•

that we will be able to complete ramping the installed manufacturing capacity for high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;

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

Our plans call for significant increases in vehicle production and deliveries to high volumes in a short amount of time. Our ability to achieve these plans will depend upon a number of factors, including our ability to utilize installed manufacturing capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high volume production. For example, we have introduced highly automated production lines, aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. We have also introduced unique design features in our vehicles with different manufacturing challenges, such as large display screens, dual motor drivetrain, autopilot hardware and falcon-wing doors. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

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

Changes in our supply chain have also resulted in the past, and may result in the future, in increased cost. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Certain suppliers have sought to renegotiate the terms of the supply arrangements. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

We expect the foregoing discussion to apply generally to Model 3. However, because we plan to produce Model 3 at significantly higher volumes than Model S or Model X, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any such issues experienced with respect to our products to date. As some of our suppliers for Model S and Model X do not have the resources, equipment or capability to provide components for the Model 3 in line with our requirements, we have engaged a significant number of new suppliers, and such suppliers will also have to ramp to achieve our needs in a short period of time. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs, or do so in a timely manner. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

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

If we fail to scale our business operations and otherwise manage future growth effectively as we rapidly grow our company, including internationally, we may not be able to produce, market, sell and service our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, including internationally, including by a planned transition to high volume vehicle production with the ramp of Model 3 and the worldwide sales, delivery and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide automobile sales, delivery, service and Supercharger facilities in a timely manner; adapt our products and conduct our operations to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

If we are unable to achieve our targeted manufacturing costs for our vehicles, including Model 3, our financial condition and operating results will suffer.

While we have experienced and expect in the future to realize cost reductions by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We incur significant costs related to procuring the materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in utilizing and increasing the production capability of our vehicle manufacturing facilities, such as for Model 3. Furthermore, if we are unable to achieve production cost targets on our vehicles pursuant to our plans, we may not be able to meet our gross margin and other financial targets. Furthermore, many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium, nickel and other components of our battery cells or aluminum used to produce body panels. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

We are significantly dependent upon revenue generated from the sale of a limited fleet of electric vehicles, which currently includes Model S, Model X and Model 3.

We currently generate a significant percentage of our revenues from the sale of two products: Model S and Model X vehicles. Model 3, for which we are planning significantly higher volumes than Model S or Model X, has required and will require significant investment in connection with its ongoing ramp, and there is no guarantee that it will be commercially successful. Historically, automobile customers have come to expect a variety of vehicles offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product variety and cycles do not meet consumer expectations, or cannot be produced on our projected timelines and cost and volume targets our future sales may be adversely affected.  This could have a material adverse effect on our business, prospects, financial condition and operating results.

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

In addition, we store a significant number of lithium-ion cells at our facilities and plan to produce high volumes of cells and battery modules and packs at Gigafactory 1. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

Although we design our vehicles to be the safest vehicles on the road, product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected. On extremely rare occasions, our cars have been involved and we expect in the future will be involved in crashes resulting in death or personal injury, and such crashes where Autopilot is engaged are the subject of significant public attention. We have experienced and we expect to continue to face claims related to misuse or failures of new technologies that we are pioneering, including Autopilot in our vehicles. Finally, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established and new automobile manufacturers such as Audi, BMW, Daimler, General Motors, Toyota and Volvo, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future.  Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, our Model 3 vehicle faces competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

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

Our plan to expand our network of Tesla stores, galleries, delivery centers, service centers and Superchargers will require significant cash investments and management resources and may not meet expectations with respect to additional sales or installations of our products or availability of Superchargers.

Our plans to expand our network of Tesla stores, galleries, delivery centers, service centers, mobile service offerings and Superchargers will require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products, and which may pose legal, regulatory, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S and Model X vehicles, as well as the significant increase in our vehicle fleet size that we expect from Model 3, will require us to continue to increase the number of our Supercharger stations significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems, and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our network of Tesla stores, galleries, service centers, mobile service offerings and Superchargers, this could lead to a decrease in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

We face risks associated with our international operations and expansion, including unfavorable regulatory, political, tax and labor conditions, and with establishing ourselves in new markets, all of which could harm our business.

We currently have international operations and subsidiaries in various countries and jurisdictions that are subject to legal, political, and regulatory requirements and social and economic conditions that may be very different from those affecting us domestically. Additionally, as part of our growth strategy, we will continue to expand our sales, delivery, service and Supercharger locations internationally. International expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue.

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

We have devoted to date, and continue to devote, substantial attention and resources to integrating into our company the business and operations of SolarCity, which we acquired in November 2016. We have no prior experience integrating a business of the size and scale of SolarCity. If the integration process takes longer than expected or is more costly than expected, we may fail to realize some or all of the anticipated benefits of the acquisition.

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

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased vehicle deliveries in markets outside of the United States, we have much higher revenues than costs denominated in other currencies such as the euro, Chinese yuan, Norwegian krone, pound sterling and Canadian dollar. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

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

It is common for employees at companies with significant manufacturing operations such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the United States mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. The United Automobile Workers has publicly announced a desire to organize the Fremont Factory, and has been engaged in a campaign against the company. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

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

Any product recall, including for solar or charging equipment, in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, certain limited vehicle recalls that we initiated in the past two years have resulted from a component that could prevent the parking brake from releasing once engaged, a concern with the firmware in the restraints control module in certain right-hand-drive vehicles, industry-wide issues with airbags from a particular supplier, a front seat belt issue in a single field vehicle, and internal tests that revealed potential unintended movements in the Model X second row and third row seats during a collision. None of our past recalls have been related to our electric powertrain. Furthermore, testing of our vehicles by government regulators or industry groups may require us to initiate vehicle recalls or may result in negative public perceptions about the safety of our vehicles. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products or our electric vehicle powertrain components that we have provided to other vehicle OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations, such as federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

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

We are continuously expanding and improving our information technology systems and use security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted and our operating results and reputation could be harmed.

We are continuously expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of multiple vehicles necessitates continued development, maintenance and improvement of our information technology systems in the United States and abroad, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations. We also maintain information technology measures designed to protect us against system security risks, data breaches and cyber-attacks.

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

As of September 30, 2017, we and our subsidiaries had outstanding $10.0 billion in aggregate principal amount of indebtedness (see Note 11, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders of the 2018 Notes, 2019 Notes, 2021 Notes and 2022 Notes (collectively, the “Tesla Convertible Notes”) may convert their respective Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. The 2018 Notes have been convertible at their holders’ option during each quarter commencing with the fourth quarter of 2013, except the first quarter of 2014. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to deliver cash and/or shares in respect of the principal amounts thereof and the conversion value in excess of such principal amounts on such Tesla Convertible Notes. For example, in June 2017 and September 2017, pursuant to separate privately negotiated agreements, we exchanged $144.8 million and $10.0 million, respectively, in aggregate principal amount of the 2018 Notes for 1.2 million shares and 0.1 million shares, respectively, of our common stock. Moreover, the 2.75% convertible senior notes due 2018, 1.625% convertible senior notes due 2019 and zero coupon convertible senior notes due 2020 issued by SolarCity Corporation (the “SolarCity Convertible Notes”) are convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share. Finally, holders of the Tesla Convertible Notes and the SolarCity Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

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

The terms of certain of our credit facilities, including our senior secured asset based revolving credit agreement, contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, incur additional debt or issue guarantees, create liens, repurchase stock or make other restricted payments, and make certain voluntary prepayments of specified debt. In addition, under certain circumstances we are required to comply with a fixed charge coverage ratio. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

We may need or want to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

The design, manufacture, sale, installation and/or servicing of automobiles, energy storage products and solar products is a capital intensive business. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles, energy storage products and/or solar products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We need sufficient capital to fund our ongoing operations, ramp vehicle production, continue research and development projects, establish sales, delivery and service centers, build and deploy Superchargers, expand Gigafactory 1, develop Gigafactory 2 and to make the investments in tooling and manufacturing capital required to introduce new vehicles, energy storage products and solar products. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $389.61 per share and a low of $178.19 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, a shareholder litigation like this was filed against us in 2013. While the plaintiffs’ complaint was dismissed with prejudice, any future shareholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2017, we issued 80,306 shares of our common stock to a holder of our 2018 Notes in exchange for $10.0 million in aggregate principal amount of 2018 Notes, pursuant to privately negotiated agreement. Such issuance was conducted pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act. We relied on this exemption from registration based in part on the representations made by the holder of 2018 Notes in the transaction.

In connection with the offering of the 2018 Notes in 2013, we sold certain warrants to Morgan Stanley & Co. LLC (“Morgan Stanley”). On September 12, 2017, we agreed with Morgan Stanley to partially terminate such warrants and, in connection with such partial termination, we issued 17,433 shares of our common stock to Morgan Stanley. Such issuance was conducted as a private placement pursuant to an exemption from registration provided by Rule 4(a)(2) of the Securities Act and were offered only to persons believed to be either (i) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (ii) “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act. We relied on this exemption from registration based in part on the representations made by Morgan Stanley.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of August 18, 2017, by and among the Registrant, SolarCity Corporation, and U.S. Bank National Association, as trustee.	8-K	001-34756	4.1	August 23, 2017

4.2	Form of 5.30% Senior Note due August 15, 2025.	8-K	001-34756	4.2	August 23, 2017

10.1	Purchase Agreement, dated as of August 11, 2017, by and among the Registrant, SolarCity Corporation and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC as representatives of the several initial purchasers named therein.	8-K	001-34756	10.1	August 23, 2017

10.2	Seventh Amendment to the ABL Credit Agreement, dated as of August 11, 2017, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	8-K	001-34756	10.2	August 23, 2017

10.3†	Amended and Restated Loan and Security Agreement, dated as of August 17, 2017, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	—	—	—	—	X

10.4†	Loan and Security Agreement, dated as of August 17, 2017, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	—	—	—	—	X

10.5†	Required Group Agent Action No. 38, dated as of August 22, 2017, by and among by and among Megalodon Solar, LLC, as borrower, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

10.6†	Required Group Agent Action No. 39, dated as of September 29, 2017, effective as of October 1, 2017, by and among by and among Megalodon Solar, LLC, as borrower, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.	—	—	—	—	X

10.7**	Incentive Compensation Plan for July 1, 2017-December 31, 2017, for Jon McNeill.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith.
**	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla, Inc.

Date: November 2, 2017	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)