Form 10-K
period 2017-12-31
Tesla, Inc.
filed 2018-02-23
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, was $47.83 billion (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2017). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2018, there were 168,919,941 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

TESLA, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

Overview

We design, develop, manufacture and sell high-performance fully electric vehicles, and energy generation and storage systems, and also install and maintain such systems and sell solar electricity. We are the world’s only vertically integrated sustainable energy company, offering end-to-end clean energy products, including generation, storage and consumption. We have established and continue to grow a global network of stores, vehicle service centers and Supercharger stations to accelerate the widespread adoption of our products, and we continue to develop self-driving capability in order to improve vehicle safety. Our sustainable energy products, engineering expertise, intense focus to accelerate the world’s transition to sustainable energy, and business model differentiate us from other companies.

We currently produce and sell three fully electric vehicles, the Model S sedan, the Model X sport utility vehicle (“SUV”) and the Model 3 sedan. All of our vehicles offer high performance and functionality as well as attractive styling.

We commenced deliveries of Model S in June 2012 and have continued to improve Model S by introducing performance, all-wheel drive dual motor, and autopilot options, as well as free over-the-air software updates. We commenced deliveries of Model X in September 2015. Model X offers seating for up to seven people, all-wheel drive, and our autopilot functionality. We commenced deliveries of Model 3, a lower priced sedan designed for the mass market, in July 2017 and continue to ramp its production.

We also intend to bring additional vehicles to market in the future, including trucks and an all-new sports car. The production of fully electric vehicles that meets consumers’ range and performance expectations requires substantial design, engineering, and integration work on almost every system of our vehicles. Our design and vehicle engineering capabilities, combined with the technical advancements of our powertrain system, have enabled us to design and develop electric vehicles that we believe overcome the design, styling, and performance issues that have historically limited broad adoption of electric vehicles. As a result, our customers enjoy several benefits, including:

•

Long Range and Recharging Flexibility. Our vehicles offer ranges that significantly exceed those of any other commercially available electric vehicle. In addition, our vehicles incorporate our proprietary on-board charging system, permitting recharging from almost any available electrical outlet, and also offer fast charging capability from our Supercharger network.

•

High-Performance Without Compromised Design or Functionality. Our vehicles deliver instantaneous and sustained acceleration, an advanced autopilot system with active safety and convenience features, and over-the-air software updates.

•

Energy Efficiency and Cost of Ownership. Our vehicles offer an attractive cost of ownership compared to internal combustion engine or hybrid electric vehicles. Using only an electric powertrain enables us to create more energy efficient vehicles that are mechanically simpler than currently available hybrid or internal combustion engine vehicles. The cost to fuel our vehicles is less compared to internal combustion vehicles. We also expect our electric vehicles will have lower relative maintenance costs than other vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves.

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

In addition, we are leveraging our technological expertise in batteries, power electronics, and integrated systems to manufacture and sell energy storage products. In late 2016, we began production and deliveries of our latest generation energy storage products, Powerwall 2 and Powerpack 2. Powerwall 2 is a 14 kilowatt hour (kWh) home battery with an integrated inverter. Powerpack 2 is an infinitely scalable energy storage system for commercial, industrial and utility applications, comprised of 210 kWh (AC) battery packs and 50 kVa (at 480V) inverters.

Similar to our electric vehicles, our energy storage products have been developed to receive over-the-air firmware and software updates that enable additional features over time.

Finally, we sell and lease solar systems (with or without accompanying energy storage systems) to residential and commercial customers and sell renewable energy to residential and commercial customers at prices that are typically below utility rates. Since 2006, we have installed solar energy systems for hundreds of thousands of customers. Our long-term lease and power purchase agreements with our customers generate recurring payments and create a portfolio of high-quality receivables that we leverage to further reduce the cost of making the switch to solar energy. The electricity produced by our solar installations represents a very small fraction of total U.S. electricity generation. With tens of millions of single-family homes and businesses in our primary service territories, and many more in other locations, we have a large opportunity to expand and grow this business.

We manufacture our vehicle products primarily at our facilities in Fremont, California, Lathrop, California, Tilburg, Netherlands and at our Gigafactory 1 near Reno, Nevada. We manufacture our energy storage products at Gigafactory 1 and our solar products at our factories in Fremont, California and Buffalo, New York (Gigafactory 2).

Our Products and Services

Vehicles

Model S

Model S is a fully electric, four-door, five-adult passenger sedan that offers compelling range and performance. We offer performance and all-wheel drive dual motor system options. Model S 100D is the longest range all-electric production sedan in the world, and the performance version with the Ludicrous speed upgrade is the quickest accelerating production vehicle ever.

Model S includes a 17 inch touch screen driver interface, our advanced autopilot hardware to enable both active safety and convenience features, and over-the-air software updates. We believe the combination of performance, safety, styling, convenience and energy efficiency of Model S positions it as a compelling alternative to other vehicles in the luxury and performance segments.

Model X

Model X is the longest range all-electric production sport utility vehicle in the world, and offers high performance features such as our fully electric, all-wheel drive dual motor system and our autopilot system. Model X can seat up to seven adults and incorporates a unique falcon wing door system for easy access to the second and third seating rows. Model X is sold in all the markets where Model S is available, including in Asia and Europe.

Model 3

Model 3 is our third generation electric vehicle. We began deliveries in July 2017. Model 3 is produced at the Tesla Factory in Fremont, California and at Gigafactory 1. We will offer a variant of this vehicle at a starting price of $35,000 and expect to produce Model 3 vehicles at far higher volumes than our Model S or Model X vehicles.

Future Consumer and Commercial EVs

We are planning to introduce additional vehicles to address a broader cross-section of the vehicle market, including commercial EVs such as the Tesla Semi truck, and a new version of the Tesla Roadster. We have started to accept reservations for both of these new vehicles.

Energy Storage

Using the energy management technologies and manufacturing processes developed for our vehicle powertrain systems, we developed energy storage products for use in homes, commercial facilities and on the utility grid. Advances in battery architecture, thermal management and power electronics that were originally commercialized in our vehicles, are now being leveraged in our energy storage products. Our energy storage systems are used for backup power, grid independence, peak demand reduction, demand response, reducing intermittency of renewable generation and wholesale electric market services.

Our energy product portfolio includes systems with a wide range of applications, from residential use to use in large grid-scale projects. Powerwall 2 is a 14 kWh rechargeable lithium-ion battery designed to store energy at a home or small commercial facility and can be used to provide seamless backup power in a grid outage and to maximize self-consumption of solar power generation. In addition, we offer the Powerpack 2 system, a fully integrated energy storage solution comprising of 210kWh (AC) battery packs and 50 kVa (at 480V) inverters that can be grouped together to form MWh and GWh sized installations. The Powerpack 2 system can be used by commercial and industrial customers for peak shaving, load shifting, self-consumption of solar generation and demand response, as well as to provide backup power during grid outages, and by utilities and independent power producers to smooth and firm the output of renewable power generation sources, provide dynamic energy capacity to the grid, defer or eliminate the need to upgrade transmission infrastructure, and provide a variety of other grid services such as frequency regulation and voltage control. Powerpack 2 can also be combined with renewable energy generation sources to create microgrids that provide remote communities with clean, resilient and affordable power.

Along with designing and manufacturing energy storage products, we continue to develop and advance our software capabilities for the control and optimal dispatch of energy storage systems across a wide range of markets and applications.

Solar Energy Systems

The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the electrical output from the panels to a usable current compatible with the electric grid, racking that attaches the solar panels to the roof or ground, electrical hardware that connects the solar energy system to the electric grid and our monitoring device. While we have recently started manufacturing solar panels in Gigafactory 2 in collaboration with Panasonic, we currently purchase the majority of system components from vendors, maintaining multiple sources for each major component to ensure competitive pricing and an adequate supply of materials. We also design and manufacture other system components.

Sales of residential solar systems enable our customers to take direct advantage of federal tax credits to reduce their electricity costs. Our solar loan offering enables customers to own their solar system with little upfront cost. We also continue to offer lease and power purchase agreement options to both residential and commercial customers. Our current standard leases and PPAs have a 20-year term, and we typically offer customers the opportunity to renew our agreements.

In October 2016, we unveiled Solar Roof, which integrates solar energy production with aesthetically pleasing and durable glass roofing tiles and is designed to complement the architecture of homes and commercial buildings while turning sunlight into electricity. We recently commenced Solar Roof production at our Gigafactory 2 in Buffalo, New York, and are beginning to install them in customers’ homes.

Technology

Vehicles

Our core competencies are powertrain engineering, vehicle engineering, innovative manufacturing and energy storage. Our core intellectual property includes our electric powertrain, our ability to design a vehicle that utilizes the unique advantages of an electric powertrain and our development of self-driving technologies. Our powertrain consists of our battery pack, power electronics, motor, gearbox and control software. We offer several powertrain variants for our vehicles that incorporate years of research and development. In addition, we have designed our vehicles to incorporate the latest advances in consumer technologies, such as mobile computing, sensing, displays, and connectivity.

Battery Pack

We design our battery packs to achieve high energy density at a low cost while also maintaining safety, reliability and long life. Our proprietary technology includes systems for high density energy storage, cooling, safety, charge balancing, structural durability, and electronics management. We have also pioneered advanced manufacturing techniques to manufacture large volumes of battery packs with high quality at low cost.

We have significant expertise in the safety and management systems needed to use lithium-ion cells in the automotive environment, and have further optimized cell designs to increase overall performance. These advancements have enabled us to improve cost and performance of our batteries over time.

Our engineering and manufacturing efforts have been performed with a longer-term goal of building a foundation for further development. For instance, we have designed our battery pack to permit flexibility with respect to battery cell chemistry and form factor. We maintain extensive testing and R&D capabilities at the individual cell level, the full battery-pack level, and other critical battery pack systems and have built an expansive body of knowledge on lithium-ion cell vendors, chemistry types, and performance characteristics. We believe that the flexibility of our designs, combined with our research and real-world performance data, will enable us to continue to evaluate new battery cells and optimize battery pack system performance and cost for our current and future vehicles.

Power Electronics

The power electronics in our electric vehicle powertrain govern the flow of high voltage electrical current throughout our vehicles and serve to power our electric motor to generate torque while driving and deliver energy into the battery pack while charging.

The drive inverter converts direct current (“DC”) from the battery pack into alternating current (“AC”) to drive our induction motors and provides “regenerative braking” functionality, which captures energy from the wheels to charge the battery pack. The primary technological advantages to our designs include the ability to drive large amounts of current in a small physical package.

The charger charges the battery pack by converting alternating current (usually from a wall outlet or other electricity source) into direct current that can be accepted by the battery. Tesla vehicles can recharge on a wide variety of electricity sources due to the design of this charger, from a common household outlet to high power circuits meant for more industrial uses.

Dual Motor Powertrain

We offer dual motor powertrain vehicles, which use two electric motors to provide greater efficiency, performance, and range in an all-wheel drive configuration. Tesla’s dual motor powertrain digitally and independently controls torque to the front and rear wheels. The almost instantaneous response of the motors, combined with low centers of gravity, provides drivers with controlled performance and increased traction control.

Vehicle Control and Infotainment Software

The performance and safety systems of our vehicles and their battery packs require sophisticated control software. There are numerous processors in our vehicles to control these functions, and we write custom firmware for many of these processors. Software algorithms control traction, vehicle stability and the sustained acceleration and regenerative braking of the vehicle, and are also used extensively to monitor the charge state of the battery pack and to manage all of its safety systems. Drivers use the information and control systems in our vehicles to optimize performance, customize vehicle behavior, manage charging modes and times and control all infotainment functions. We develop almost all of this software, including most of the user interfaces, internally.

Self-Driving Development

We have expertise in vehicle autopilot systems, including auto-steering, traffic aware cruise control, automated lane changing, automated parking, Summon and driver warning systems. In October 2016, we began equipping all Tesla vehicles with hardware needed for full self-driving capability, including cameras that provide 360 degree visibility, updated ultrasonic sensors for object detection, a forward-facing radar with enhanced processing, and a powerful new onboard computer. Our autopilot systems relieve our drivers of the most tedious and potentially dangerous aspects of road travel. Although, at present, the driver is ultimately responsible for controlling the vehicle, our system provides safety and convenience functionality that allows our customers to rely on it much like the system that airplane pilots use when conditions permit. This hardware suite, along with over-the-air firmware updates and field data feedback loops from the onboard camera, radar, ultrasonics, and GPS, enables the system to continually learn and improve its performance.

Additionally, we continue to make significant advancements in the development of fully self-driving technologies.

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

Solar Energy Systems

We are continually innovating and developing new technologies to facilitate the growth of our solar energy systems business. For example, Solar Roof is being designed to work seamlessly with Tesla Powerwall 2 and we have developed proprietary software to reduce system design and installation timelines and costs.

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

Additionally, our team has expertise in lightweight materials, a very important characteristic for electric vehicles given the impact of mass on range. Model S and Model X are built with a lightweight aluminum body and chassis which incorporates a variety of materials and production methods that help optimize the weight of the vehicle. Moreover, we have designed Model 3 with a mix of materials to be lightweight and safe while also increasing cost-effectiveness for this mass-market vehicle.

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

Solar Energy Systems

We also have an in-house engineering team that designs a customized solar energy system or Solar Roof for each of our customers, and which works closely with our energy storage engineering teams to integrate an energy storage system when requested by the customer. We have developed software that simplifies and expedites the design process and optimizes the design to maximize the energy production of each system. Our engineers complete a structural analysis of each building and produce a full set of structural design and electrical blueprints that contain the specifications for all system components. Additionally, we design complementary mounting and grounding hardware where required.

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

Used Car Sales

Our used car business supports new car sales by integrating the sale of a new Tesla vehicle with a customer’s trade-in needs for their existing Tesla and non-Tesla vehicles. The Tesla and non-Tesla vehicles we acquire through trade-ins are subsequently remarketed, primarily to the general public and through third-party auto auctions. We also receive used Tesla vehicles to resell through lease returns and other sources.

Charging

On the road, customers can also charge using our Supercharger network or at a variety of destinations that have deployed our charging equipment. In addition, our vehicles can charge at a variety of public charging stations around the world, either natively or through a suite of adapters. This flexibility in charging provides customers with additional mobility in addition to their ability to conveniently charge their vehicles overnight at home.

We continue to build out our Tesla Supercharger network throughout North America, Europe, Asia and other markets to enable convenient, long-distance travel. Our Supercharger network is a strategic corporate initiative designed to provide fast charging to enable long-distance travel and remove a barrier to the broader adoption of electric vehicles caused by the perception of limited vehicle range. The Tesla Supercharger is an industrial grade, high speed charger designed to recharge a Tesla vehicle significantly more quickly than other charging options. To satisfy growing demand, Supercharger stations typically have between six and twenty Superchargers and are strategically placed along well-travelled routes to allow Tesla vehicle owners the ability to enjoy long distance travel with convenient, minimal stops. Additionally, we are also building Superchargers in an increasing number of city centers to enable urban use. Use of the Supercharger network is either free or requires a small fee.

We are working with a wide variety of hospitality locations, including hotels, resorts, shopping centers and parks to offer an additional charging option for our customers. These Destination Charging partners deploy Tesla wall connectors and provide charging to Tesla vehicle owners that patronize their businesses.

Where possible, we are co-locating Superchargers with our solar and energy storage systems to reduce the cost of electricity and promote the use of renewable electricity by Tesla vehicle owners.

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

Solar and Energy Storage

We market and sell our energy storage products to individuals, commercial and industrial customers and utilities through a variety of channels.

Our residential solar and energy storage products appear in an increasing number of our stores and galleries in the U.S. which generates further interest in these products. In the U.S., we also use our national sales organization, channel partner network and customer referral program to market and sell our residential solar and energy storage systems. Outside of the U.S., we use our international sales organization and a network of channel partners to market and sell Powerwall 2, and we have recently launched pilot programs for the sale of residential solar products in certain countries. We also sell Powerwall 2 directly to utilities, who then deploy the product in customer homes.

We sell Powerpack 2 systems to commercial and utility customers through our international sales organization, which consists of experienced power industry professionals in all of our target markets, as well as through our channel partner network. In the U.S and Mexico, we also sell installed solar systems to commercial customers through cash, lease and power purchase agreement transactions.

Service and Warranty

Vehicles

Service

We provide service for our electric vehicles at our company-owned service centers, at our Service Plus locations or, in certain areas, through Tesla mobile technicians who provide services that do not require a vehicle lift. Performing vehicle service ourselves allows us to identify problems, find solutions, and incorporate improvements faster than incumbent automobile manufacturers.

Our vehicles are designed with the capability to wirelessly upload data to us via an on-board system with cellular connectivity, allowing us to diagnose and remedy many problems before ever looking at the vehicle. When maintenance or service is required, a customer can schedule service by contacting one of our Tesla service centers or our Tesla mobile technicians can perform an array of services from a customer’s home or other remote location.

New Vehicle Limited Warranty, Maintenance and Extended Service Plans

We provide a four year or 50,000 mile New Vehicle Limited Warranty with every new vehicle, subject to separate limited warranties for the supplemental restraint system and battery and drive unit. For the battery and drive unit on our current new Model S and Model X vehicles, we offer an eight year, infinite mile limited warranty, although the battery’s charging capacity is not covered. For the battery and drive unit on our current new Model 3 vehicles, we offer an eight year or 100,000 mile limited warranty for our standard range battery and an eight year or 120,000 mile limited warranty for our long range battery, with minimum 70% retention of battery capacity over the warranty period.

In addition to the New Vehicle Limited Warranty, we currently offer for Model S and Model X a comprehensive maintenance program for every new vehicle, which includes plans covering prepaid maintenance for up to four years or up to 50,000 miles and an Extended Service plan. The maintenance plans cover annual inspections and the replacement of wear and tear parts, excluding tires and the battery. The Extended Service plan covers the repair or replacement of vehicle parts for up to an additional four years or up to an additional 50,000 miles after the New Vehicle Limited Warranty.

Energy Storage

We generally provide a ten year “no defect” and “energy retention” warranty with every Powerwall 2 and a fifteen year “no defect” and “energy retention” warranty with every Powerpack 2 system. For Powerwall 2, the energy retention warranty involves us guaranteeing that the energy capacity of the product will be 70% or 80% (depending on the region of installation) of its nameplate capacity after 10 years of use. For Powerpack 2, the energy retention warranty involves us guaranteeing a minimum energy capacity in each of its first 15 years of use. For both products, our warranty is subject to specified use restrictions or kWh throughput caps. In addition, we offer certain extended warranties, which customers are able to purchase from us at the time they purchase an energy storage system, including a 20 year extended protection plan for Powerwall 2 and a selection of 10 or 20 year performance guarantees for Powerpack 2. We agree to repair or replace our energy storage products in the event of a valid warranty claim. In circumstances where we install a Powerwall 2 or Powerpack 2 system, we also provide warranties, generally ranging from one to four years, on our installation workmanship. All of the warranties for our energy storage systems are subject to customary limitations and exclusions.

Solar Energy Systems

For traditional solar systems that are leased or under power purchase agreements (“PPAs”), we provide a full system warranty for 20 years from installation. For other traditional solar systems, we provide a 20 year installation warranty and a warranty against roof leaks of at least a year. We also pass-through the inverter and module manufacturer warranties (typically 10 years and 25 years respectively) and, for an additional fee, offer an extended inverter warranty that runs from the end of the manufacturer’s warranty until 20 years after system installation. When we sell or lease a traditional solar system, or a customer pays up front in full under a PPA, we compensate the customer if their system produces less energy than guaranteed over a specified period. For Solar Roof, we provide a warranty against glass tile chipping or cracking for the lifetime of the home, a 30 year installation warranty, a 30 year weatherization warranty and a power output warranty. For all systems (traditional and Solar Roof) we also provide service and repair (either under warranty or for a fee) during the entire term of the customer relationship.

Financial Services

Vehicles

We offer loans and leases for our vehicles in North America, Europe and Asia primarily through various financial institutions. We also offer financing arrangements directly through our local subsidiaries in certain areas of the U.S., Germany, Canada and the UK. We intend to broaden our financial services offerings during the next few years.

Certain of our current financing programs outside of North America provide customers with a resale value guarantee under which those customers have the option of selling their vehicle back to us at a preset future date, generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value. In certain markets, we also offer vehicle buyback guarantees to financial institutions which may obligate us to repurchase the vehicles for a pre-determined price.

Solar Energy Systems

We are an industry leader in offering innovative financing alternatives that allow our customers to take direct advantage of available tax credits and incentives to reduce the cost of owning a solar energy system through a solar loan, or to make the switch to solar energy with little to no upfront costs under a lease or PPA. Our solar loan offers third-party financing directly to a qualified customer to enable the customer to purchase and own a solar energy system. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan. Our solar lease offers customers a fixed monthly fee, at rates that typically translate into lower monthly utility bills, and an electricity production guarantee. Our solar PPA charges customers a fee per kWh based on the amount of electricity produced by our solar energy systems, at rates typically lower than their local utility rate. Both our lease and PPA create high-quality, recurring customer payments that we monetize through funds we have formed with investors.

Energy Storage

We currently offer a loan product to residential customers who purchase Powerwall 2 together with a new solar system, and lease and power purchase agreements to commercial customers who purchase a Powerpack 2 system together with a new solar system. We intend to introduce financial services offerings for customers who purchase energy storage only, as well as for our Solar Roof customers, in the future.

Manufacturing

Vehicles

We conduct vehicle manufacturing and assembly operations at our facilities in Fremont, California; Lathrop, California; and Tilburg, Netherlands. We have also built and continue to expand a cell and battery manufacturing facility, Gigafactory 1, outside of Reno, Nevada.

The Tesla Factory in Fremont, CA and Manufacturing Facility in Lathrop, CA

We manufacture our vehicles, and certain parts and components that are critical to our intellectual property and quality standards, at the Tesla Factory and our manufacturing facility in Lathrop, CA. The Tesla Factory contains several manufacturing operations, including stamping, machining, casting, plastics, body assembly, paint operations, drive unit production, final vehicle assembly and end-of-line testing. In addition, we manufacture lithium-ion battery packs, electric motors, gearboxes and components for Model S and Model X at the Tesla Factory. Some major vehicle component systems are purchased from suppliers; however we have a high level of vertical integration in our manufacturing processes at the Tesla Factory.

The Netherlands

Our European headquarters and manufacturing facilities are located in Amsterdam and Tilburg. Our operations in Tilburg include final assembly, testing and quality control for vehicles delivered within the European Union, a parts distribution warehouse for service centers throughout Europe, a center for remanufacturing work and a customer service center.

Gigafactory 1 outside of Reno, Nevada

Gigafactory 1 is a facility where we work together with our suppliers to integrate battery material, cell, module and battery pack production in one location. We use the battery packs manufactured at Gigafactory 1 for our vehicles, including Model 3 and energy storage products. We also manufacture Model 3 drive units at Gigafactory 1.

Gigafactory 1 is being built in phases. Tesla, Panasonic and other partners are currently manufacturing inside the finished sections. Our present plan is to continue expanding Gigafactory 1 over the next few years so that its capacity significantly exceeds the approximately 500,000 vehicle per year capacity that we announced when we first started developing it, and to additionally have sufficient capacity for our energy storage products.

We believe that Gigafactory 1 will allow us to achieve a significant reduction in the cost of our battery packs once we are in volume production with Model 3. We have committed to substantial capital expenditures for Gigafactory 1. Panasonic has agreed to partner with us on Gigafactory 1 with investments in production equipment that it will use to manufacture and supply us with battery cells. Through our ownership of Gigafactory 1 and our partnership with Panasonic, we own sole access to a facility designed to be the highest-volume and lowest-cost source of lithium-ion batteries in the world.

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

Energy Storage

Our energy storage products are manufactured at Gigafactory 1. We leverage the same supply chain process and infrastructure as we use for our vehicles. The battery architecture and many of the components used in our energy storage products are the same or similar to those used in our vehicles’ battery pack, enabling us to take advantage of manufacturing efficiencies and supply chain economies of scale. The power electronics and inverters for the Powerwall and Powerpack systems are also manufactured at Gigafactory 1, allowing us to ship deployment-ready systems directly to customers.

Solar Energy Systems

We currently purchase major components such as solar panels and inverters directly from multiple manufacturers. We typically purchase solar panels and inverters on an as-needed basis from our suppliers at then-prevailing prices pursuant to purchase orders issued under our master contractual arrangements. In December 2016, we entered into a long-term agreement with Panasonic to manufacture photovoltaic (“PV”) cells and modules at our Gigafactory 2 in Buffalo, New York, with negotiated pricing provisions and the intent to manufacture at least 1.0 gigawatt of solar panels annually. We have recently started manufacturing solar panels in Gigafactory 2 in collaboration with Panasonic.

Governmental Programs, Incentives and Regulations

Vehicles

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

We have entered into multiple agreements over the past few years with the California Alternative Energy and Advanced Transportation Financing Authority (“CAEATFA”) that provide multi-year sales tax exclusions on purchases of manufacturing equipment that will be used for specific purposes including the expansion and ongoing development of Model S, Model X, Model 3 and future electric vehicles and expansion of electric vehicle powertrain production in California.

Nevada Tax Incentives

In connection with the construction of Gigafactory 1 in Nevada, we have entered into agreements with the State of Nevada and Storey County in Nevada that will provide abatements for sales and use taxes, real and personal property taxes, and employer excise taxes, discounts to the base tariff energy rates, and transferable tax credits. These incentives are available for the applicable periods ending on June 30, 2034, subject to capital investments by Tesla and its partners for Gigafactory 1 of at least $3.50 billion in the aggregate on or before June 30, 2024, which were met as of December 31, 2017, and certain other conditions specified in the agreements. If we do not satisfy one or more conditions under the agreements, Tesla will be required to repay to the respective taxing authorities the amounts of the tax incentives incurred, plus interest.

Tesla Regulatory Credits

In connection with the production, delivery and placement into service of our zero emission vehicles, charging infrastructure and solar systems in global markets, we have earned and will continue to earn various tradable regulatory credits. We have sold these credits, and will continue to sell future credits, to automotive companies and regulated entities. For example, under California’s Zero-Emission Vehicle Regulation and those of states that have adopted California’s standard, vehicle manufacturers are required to earn or purchase credits for compliance with their annual regulatory requirements. These laws provide that automakers may bank excess credits, referred to as ZEV credits, if they earn more credits than the minimum quantity required by those laws. Manufacturers with a surplus of credits may sell their credits to other regulated parties. Pursuant to the U.S. Environmental Protection Agency’s (“EPA”) national greenhouse gas (“GHG”) emission standards and similar standards adopted by the Canadian government, car and truck manufacturers are required to meet fleet-wide average carbon dioxide emissions standards. Manufacturers may sell excess credits to other manufacturers, who can use the credits to comply with these regulatory requirements. Many U.S. states have also adopted procurement requirements for renewable energy production. These requirements enable companies deploying solar energy to earn tradable credits known as Solar Renewable Energy Certificates (“SRECs”).

Regulation—Vehicle Safety and Testing

Our vehicles are subject to, and comply with or are otherwise exempt from, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable United States Federal Motor Vehicle Safety Standards (“FMVSS”). Our vehicles fully comply with all applicable FMVSSs without the need for any exemptions, and we expect future Tesla vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.

As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the U.S. Numerous FMVSS apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements, and electric vehicle requirements. We are also required to comply with other federal laws administered by NHTSA, including the CAFE standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.

Our vehicles sold outside of the U.S. are subject to foreign safety testing regulations. Many of those regulations are different from the federal motor vehicle safety standards applicable in the U.S. and may require redesign and/or retesting. The European Union has proposed new rules that, if approved, may significantly change the manner that vehicles are certified for compliance in Europe by creating more individual country-by-country type-approval requirements instead of the current singular Europe-wide system.

Regulation – Self Driving

There are no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain U.S. states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork increases legal complexity for our vehicles. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries and may create restrictions on our self-driving features.

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

We use lithium-ion cells in our high voltage battery packs. The cells do not contain any lead, mercury, cadmium or heavy metals. Our battery packs include certain materials that contain trace amounts of hazardous chemicals whose use, storage, and disposal is regulated under federal law. We currently have an agreement with a third party battery recycling company to recycle our battery packs.

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

As we expand our retail footprint in the U.S., some automobile dealer trade associations have both challenged the legality of our operations in court and used administrative and legislative processes to attempt to prohibit or limit our ability to operate existing stores or expand to new locations. We expect that the dealer associations will continue to mount challenges to our business model. In addition, we expect the dealer associations to actively lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to Tesla’s ownership and operation of its own retail and service locations, and we intend to actively fight any such efforts to limit our ability to sell our own vehicles.

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

The Federal Energy Regulatory Commission (“FERC”) has also taken steps to enable the participation of energy storage in wholesale energy markets. In 2011 and 2013, FERC removed many barriers for systems like energy storage to provide frequency regulation service, thus increasing the value these systems can obtain in wholesale energy markets. More recently, in late 2016, FERC released a Notice of Proposed Rulemaking that, if it becomes a final rule, would further break down barriers preventing energy storage from fully participating in wholesale energy markets. Finally, in January 2017, FERC issued a statement supporting the use of energy storage as both electric transmission and as electric generation concurrently, thus enabling energy storage systems to provide greater value to the electric grid.

Solar Energy Systems

Government and Utility Programs and Incentives

U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements and rebates.

The federal government currently provides an uncapped investment tax credit, or Federal ITC, under two sections of the IRC: Section 48 and Section 25D. Section 48(a)(3) of the IRC allows a taxpayer to claim a credit of 30% of qualified expenditures for a commercial solar energy system that commences construction by December 31, 2019. The credit then declines to 26% in 2020, 22% in 2021, and a permanent 10% thereafter. We claim the Section 48 commercial credit when available for both our residential and commercial projects, based on ownership of the solar energy system. The federal government also provides accelerated depreciation for eligible commercial solar energy systems. Section 25D of the IRC allows a homeowner-taxpayer to claim a credit of 30% of qualified expenditures for a residential solar energy system owned by the homeowner that is placed in service by December 31, 2019. The credit then declines to 26% in 2020 and 22% in 2021, and is scheduled to expire thereafter. Customers who purchase their solar energy systems for cash or through our solar loan are eligible to claim the Section 25D investment tax credit.

In addition to the Federal ITC, many U.S. states offer personal and corporate tax credits and incentive available for solar energy systems.

Regulation – General

We are not a “regulated utility” in the U.S. To operate our systems, we obtain interconnection agreements from the utilities. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the public utility commission or other regulatory body.

Sales of electricity and non-sale equipment leases by third parties, such as our leases and PPAs, face regulatory challenges in some states and jurisdictions.

Regulation – Net Metering

Thirty-eight states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering, available to solar customers. Net metering typically allows solar customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit for excess energy generated by their solar energy system that is exported to the grid. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. In certain jurisdictions, regulators or utilities have reduced or eliminated the benefit available under net metering, or have proposed to do so.

Regulation – Mandated Renewable Capacity

Many states also have adopted procurement requirements for renewable energy production, such as an enforceable renewable portfolio standard, or RPS, or other policies that require covered entities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems. In solar renewable energy certificate, or SREC, state markets, the RPS requires electricity suppliers to secure a portion of their electricity from solar generators. The SREC program provides a means for SRECs to be created. A SREC represents the renewable energy associated with 1,000 kWhs of electricity produced from a solar energy system. When a solar energy system generates 1,000 kWhs of electricity, one SREC is issued by a government agency, which can then be sold separately from the energy produced to covered entities who surrender the SRECs to the state to prove compliance with the state’s renewable energy mandate.

Competition

Vehicles

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive and we expect it will become even more so in the future as we introduce additional vehicles, including Model 3 which will compete with lower-priced vehicles.

We believe that our vehicles compete in the market both based on their traditional segment classification as well as based on their propulsion technology. For example, Model S and Model X compete primarily in the extremely competitive premium sedan and premium SUV markets with internal combustion vehicles from more established automobile manufacturers, and Model 3 competes with small to medium-sized sedans. Our vehicles also compete with vehicles propelled by alternative fuels, principally electricity.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. Overall, we believe these announcements and vehicle introductions promote the development of the alternative fuel vehicle market by highlighting the attractiveness of alternative fuel vehicles, particularly those fueled by electricity, relative to the internal combustion vehicle. Many major automobile manufacturers have electric vehicles available today, and other current and prospective automobile manufacturers are also developing electric vehicles. Electric vehicles have also already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the U.S. market as well. In addition, several manufacturers, sell hybrid vehicles, including plug-in versions of their hybrid vehicles.

Energy Storage

The market for energy storage products is also highly competitive. Established companies, such as AES Energy Storage, Siemens, LG Chem and Samsung, as well as various emerging companies, have introduced products that are similar to our product portfolio. There are several companies providing individual components of energy storage systems (such as cells, battery modules, and power electronics) as well as others providing integrated systems. We compete with these companies on price, energy density and efficiency. We believe that the specifications of our products, our strong brand, and the modular, scalable nature of our Powerpack 2 product give us a competitive advantage when marketing our products.

Solar Energy Systems

The primary competitors to our solar energy business are the traditional local utility companies that supply energy to our potential customers. We compete with these traditional utility companies primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems. We also compete with solar energy companies that provide products and services similar to ours. Many solar energy companies only install solar energy systems, while others only provide financing for these installations. In the residential solar energy system installation market, our primary competitors include Vivint Solar Inc., Sunrun Inc., Trinity Solar, SunPower Corporation, and many smaller local solar companies.

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

The automotive segment includes the design, development, manufacturing, and sales of electric vehicles. The energy generation and storage segment includes the design, manufacture, installation, and sale or lease of stationary energy storage products and solar energy systems, and sale of electricity generated by our solar energy systems to customers.

Employees

As of December 31, 2017, Tesla, Inc. had 37,543 full-time employees. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, amendments, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.tesla.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, delays or other complications in the design, manufacture, launch and production ramp of new vehicles and other products such as Model 3, our energy storage products and the Solar Roof, which could harm our brand, business, prospects, financial condition and operating results.

We have previously experienced launch, manufacturing and production ramp delays or other complications in connection with new vehicle models such as Model S, Model X and Model 3, and new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of autopilot hardware. For example, we encountered unanticipated challenges, such as certain supply chain constraints, that led to initial delays in producing Model X. Similarly, we have experienced certain bottlenecks in the production of Model 3 in places like the battery module assembly line at Gigafactory 1, leading to delays in its ramp. If such issues continue longer than expected, or new issues arise or recur with respect to Model 3 or any of our other production vehicles, we could experience further delays. In addition, because our vehicle models share certain production facilities with other models, the volume or efficiency of production with respect to one model may impact the production of other models.

We may also experience similar future delays or other complications in bringing to market and ramping production of new vehicles, such as our Tesla Semi truck, our planned Model Y and new Tesla Roadster, our energy storage products and the Solar Roof. Any significant additional delay or other complication in the production of our current products or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We may experience delays in realizing our projected timelines and cost and volume targets for the production and ramp of our Model 3 vehicle, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we are offering at a lower price point and which we intend to produce at significantly higher volumes than our present production capabilities for the Model S or Model X vehicles. We commenced production and initial customer deliveries of Model 3 in July 2017 and are targeting a forecasted production rate of 5,000 Model 3 vehicles per week by the end of the second quarter of 2018.

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to complete the implementation and ramp of efficient and cost-effective manufacturing capabilities, processes and supply chains necessary to support such volumes. We are employing a higher degree of automation in our materials conveyance, battery module production and other manufacturing processes for Model 3 than we have previously employed, and in some cases we have implemented interim processes such as semi-automated manufacturing lines, for which we are likely to incur additional labor costs until we bring online our fully automated processes. Moreover, our Model 3 production plan has generally required and will require significant investments of cash and management resources.

Our production plan for Model 3 is based on many key assumptions, including:

•	that we will be able to complete ramping high volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;
•

that we will be able to continue to expand Gigafactory 1 in a timely manner to produce high volumes of quality lithium-ion cells to be integrated into battery modules and finished battery packs and drive unit components for Model 3, all at costs that allow us to sell Model 3 at our target gross margins;

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

Concurrent with the significant planned increase in our vehicle production levels, we will also need to continue to significantly increase deliveries of, and servicing capacity for, our vehicles. Although we have a plan for delivering and servicing significantly increased volumes of vehicles, we have limited experience in delivering a high volume of vehicles, and no experience in delivering and servicing vehicles at the significantly higher volumes we anticipate for Model 3, and we may face difficulties meeting our delivery and growth plans into both existing markets as well as new markets into which we expand. If we are unable to ramp up to meet our delivery and servicing needs globally, this could have a material adverse effect on our business, prospects, financial condition and operating results.

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels, and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

Our products contain numerous purchased parts which we source globally from hundreds of direct suppliers, the majority of whom are currently single source suppliers, although we attempt to qualify and obtain components from multiple sources whenever feasible. Any significant unanticipated demand would require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. Moreover, we have signed long-term agreements with Panasonic to be our manufacturing partner and supplier for lithium-ion cells at Gigafactory 1 in Nevada and PV cells and panels at Gigafactory 2 in Buffalo, New York. If we encounter unexpected difficulties with key suppliers such as Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

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

The foregoing discussion applies to Model 3 and our energy storage products as well. However, because we plan to produce Model 3 at significantly higher volumes than Model S or Model X, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any such issues experienced with respect to our other products. As some of our suppliers for Model S and Model X do not have the resources, equipment or capability to provide components for the Model 3 in line with our requirements, we have engaged a significant number of new suppliers, and we need such suppliers to ramp and deliver according to our schedule. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs, or do so at the times needed. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Our future growth and success is dependent upon consumers’ willingness to adopt electric vehicles and specifically our vehicles, especially in the mass market demographic which we are targeting with Model 3.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. Although we have successfully grown demand for Model S and Model X, have seen very strong initial demand for Model 3, and believe that we will be able to continue to grow demand separately for each of these and future vehicles, there is no guarantee of such future demand or that our vehicles will not compete with one another in the market. Moreover, the mass market demographic which we are targeting with Model 3 is larger, but more competitive, than the demographic for Model S and Model X, and additional electric vehicles are entering the market.

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

To lower the cost of cell production and produce cells in high volume, we have vertically integrated the production of lithium-ion cells and finished battery packs for Model 3 and energy storage products at Gigafactory 1. While Gigafactory 1 began producing lithium-ion cells for energy storage products in January 2017 and has since begun producing lithium-ion cells for Model 3, we have no other direct experience in the production of lithium-ion cells. Given the size and complexity of this undertaking, it is possible that future events could result in the cost of expanding and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to ramp production and expand than we currently anticipate. In order to reach our planned volume and gross margin for Model 3, we must have significant cell production from Gigafactory 1, which, among other things, requires Panasonic to successfully ramp its all-new cell production lines to significant volumes over a short period of time. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it has never before started and ramped cell production at a factory in the U.S. like at Gigafactory 1. In addition, we have started producing several components for Model 3, such as battery modules incorporating the lithium-ion cells produced by Panasonic, at Gigafactory 1. Some of the manufacturing lines for such components have taken longer than anticipated to ramp to their full capacity. We expect that we will continue to experience challenges as we move through the ramp, and we will continue to fine-tune our manufacturing lines to address them. While we currently believe that we will reach our production targets, if we are unable to resolve ramping challenges and expand Gigafactory 1 production in a timely manner and at reasonable prices, and if we or Panasonic are unable to attract, hire and retain a substantial number of highly skilled personnel, our ability to supply battery packs or other components for Model 3 and our other products could be negatively impacted. Any such problems or delays with Gigafactory 1 could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that we sell or install fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our vehicles or our energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles, such as full self-driving, take longer than expected to become enabled or are legally restricted, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain latent defects and errors or be subject to external attacks. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be up to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers.

Any product defects, delays or legal restrictions on product features, or other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Model 3 has not yet been evaluated by NHTSA for a star rating under the New Car Assessment Program, and while based on our internal evaluation we expect to obtain comparable ratings to those achieved by Model S and Model X, there is no assurance this will occur.

If we fail to scale our business operations and otherwise manage future growth and adapt to new conditions effectively as we rapidly grow our company, including internationally, we may not be able to produce, market, sell and service our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, including internationally, including by a transition to high volume vehicle production with the ramp of Model 3 and the worldwide sales, delivery and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide automobile sales, delivery, service and Supercharger facilities in a timely manner; adapt our products and conduct our operations to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

If we are unable to achieve our targeted manufacturing costs for our vehicles, including Model 3, our financial condition and operating results will suffer.

While we have experienced and expect in the future to realize cost reductions by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We incur significant costs related to procuring the materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in utilizing and increasing the production capability of our vehicle manufacturing facilities, such as for Model 3. Furthermore, if we are unable to achieve production cost targets on our vehicles pursuant to our plans, we may not be able to meet our gross margin and other financial targets. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium, nickel, and other components of our battery cells or aluminum used to produce body panels. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

We are significantly dependent upon revenue generated from the sale of a limited fleet of electric vehicles, which currently includes Model S, Model X and Model 3.

We currently generate a significant percentage of our revenues from the sale of two products: Model S and Model X vehicles. Model 3, for which we are planning significantly higher volumes than Model S or Model X, has required and will continue to require significant investment in connection with its ongoing ramp, and there is no guarantee that it will be commercially successful. Historically, automobile customers have come to expect a variety of vehicles offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product variety and cycles do not meet consumer expectations, or cannot be produced on our projected timelines and cost and volume targets, our future sales may be adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We use various materials in our business including aluminum, steel, lithium, nickel, copper and cobalt, as well as lithium-ion cells from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles and energy storage products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

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

Although we design our vehicles to be the safest vehicles on the road, product liability claims could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected. As is true for other automakers, our cars have been involved and we expect in the future will be involved in crashes resulting in death or personal injury, and such crashes where autopilot is engaged are the subject of significant public attention. We have experienced and we expect to continue to face claims related to misuse or failures of new technologies that we are pioneering, including autopilot in our vehicles. Moreover, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the relatively limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established and new automobile manufacturers such as Audi, BMW, Daimler, General Motors, Toyota and Volvo, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, our Model 3 vehicle faces competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

The solar and energy storage industries are highly competitive. We face competition from other manufacturers, developers and installers of solar and energy storage systems, as well as from large utilities. Decreases in the retail prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers and lead to an increased rate of customer defaults under our existing long-term leases and PPAs. Moreover, solar panel and lithium-ion battery prices have declined and are continuing to decline. As we increase our battery and solar manufacturing capabilities, including at Gigafactory 1 and Gigafactory 2, future price declines may harm our ability to produce energy storage systems and solar systems at competitive prices.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industries, then our financial condition, operating results, business prospects and stock price may suffer materially.

Consumers may be less likely to purchase our products now if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles or our other products and services and our quarterly production and sales performance compared with market expectations. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds if needed.

Our plan to generate ongoing growth and demand, including by expanding our network of Tesla stores, galleries, delivery centers, service centers and Superchargers, will require significant cash investments and management resources and may not meet expectations with respect to additional sales or installations of our products or availability of Superchargers.

We plan to generate ongoing growth and demand, including by globally expanding our network of Tesla stores, galleries, delivery centers, service centers, mobile service offerings and Superchargers. These plans will require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S and Model X vehicles, as well as the significant increase in our vehicle fleet size that we expect from Model 3, will require us to continue to increase the number of our Supercharger stations and connectors significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems, and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our customer infrastructure network, or our expansion plans are not successful in continuing to grow demand, this could lead to a decrease or stagnation in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

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

We offer vehicle financing arrangements for Model S and Model X through our local subsidiaries in the U.S., Canada, Germany and the UK, including leasing directly through certain of those subsidiaries. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and screen for and manage customer credit risk. We expect the need for leasing and other financing options will continue to be important to Model S and Model X deliveries and for Model 3 in the long term. If we are unable to adequately fund our leasing program with internal funds, or partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our sales. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

The unavailability, reduction or elimination of, or unfavorable determinations with respect to, government and economic incentives in the U.S. and abroad supporting the development and adoption of electric vehicles or solar energy could have some impact on demand for our products and services.

We currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the U.S. and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of subsidies that are provided to gas-powered vehicles through the oil and gas industries. Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted. For example, in April 2017 and January 2016, respectively, previously available incentives in Hong Kong and Denmark that favored the purchase of electric vehicles expired, negatively impacting sales. Moreover, under current regulations, a $7,500 federal tax credit available in the U.S. for the purchase of qualified electric vehicles with at least 17 kWh of battery capacity, such as our vehicles, will begin to phase out over time with respect to any vehicles delivered in the second calendar quarter following the quarter in which we deliver our 200,000th qualifying vehicle in the U.S. We currently expect such 200,000th qualifying delivery to occur at some point during 2018. In addition, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers, which became effective in March 2016. In certain circumstances, there is pressure from the oil and gas lobby or related special interests to bring about such developments, which could have some negative impact on demand for our vehicles.

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our installation costs and cost of capital and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase, often without warning. For example, the federal government currently offers a 30% investment tax credit (“ITC”) for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility. The ITC is currently scheduled to decline to 10%, and expire altogether for residential systems, by January 2022. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced or eliminated the benefit available under net energy metering, or have proposed to do so. Such reductions in or termination of governmental incentives could adversely impact our results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets. Additionally, the enactment of the Tax Cuts and Jobs Act in the U.S. could potentially increase the cost, and decrease the availability, of renewable energy financing, by reducing the value of depreciation benefits associated with, and the overall investor tax capacity needed to monetize, renewable energy projects. Such changes could lower the overall investment willingness and capacity for such projects available in the market.

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

Any failure by us to realize the expected benefits of our substantial investments and commitments with respect to the manufacture of PV cells and modules, including if we are unable to comply with the terms of our agreement with the Research Foundation for the State University of New York relating to our Gigafactory 2, could result in negative consequences for our business.

We own certain PV cell and module manufacturing and technology assets, and a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”). This agreement with the SUNY Foundation provides for the construction of Gigafactory 2 in Buffalo, New York, which at full capacity we expect will be capable of producing at least 1.0 gigawatt of PV cells and modules annually, including for our Solar Roof. Under this agreement, we are obligated to, among other things, employ specified minimum numbers of personnel in the State of New York and spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following the completion of all construction and related infrastructure, the arrival of manufacturing equipment, and the receipt of certain permits and other specified items at Gigafactory 2. If we fail in any year over the course of the term of the agreement to meet these obligations, we would be obligated to pay a “program payment” of $41.2 million to the SUNY Foundation in such year. Any inability on our part to comply with the requirements of this agreement may result in the payment of significant amounts to the SUNY Foundation, the termination of our lease at Gigafactory 2, and/or the need to secure an alternative supply of PV cells and modules for products such as our Solar Roof. Moreover, if we are unable to utilize our manufacturing and technology assets in accordance with our expectations, we may have to recognize accounting charges pertaining to the write-off of such assets. Any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience. In California, Nevada and other regions where we have operations, there is increasing competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, software engineering, manufacturing engineering, and other skills such as electrical and building construction expertise. This competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our expansion plans and ramp to high-volume manufacture of vehicles, and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our performance.

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

On February 8, 2018, we filed a proxy statement with the U.S. Securities and Exchange Commission pursuant to which we are seeking stockholder approval of the grant in January 2018 of a 10-year performance-based stock option award for Mr. Musk, which will be forfeited if not so approved (the “CEO Performance Award”). Mr. Musk currently has no other compensation at Tesla, other than a prior performance-based stock option award granted to Mr. Musk in 2012, which has vested as to 9 out of 10 tranches, and a state-mandated minimum wage salary that he has never accepted. There is no assurance that the CEO Performance Award will receive stockholder approval.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities.

As a manufacturing company, including with respect to facilities such as the Tesla Factory, Gigafactory 1 and Gigafactory 2, we are subject to complex environmental, health and safety laws and regulations at numerous jurisdictional levels in the U.S. and abroad, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Such costs and delays may adversely impact our business prospects and operating results. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

Our business may be adversely affected by any disruptions caused by union activities.

It is common for employees at companies with significant manufacturing operations such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. The United Automobile Workers has publicly announced a desire to organize the Tesla Factory, and has been engaged in a campaign against the company. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Motor vehicles are subject to substantial regulation under international, federal, state, and local laws. We incur significant costs in complying with these regulations and may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. We are subject to laws and regulations applicable to the manufacture, import, sale and service of automobiles internationally. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions, among other things, that are often materially different from requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

Additionally, our vehicles are equipped with a suite of driver-assistance features called autopilot, which help assist drivers with certain tedious and potentially dangerous aspects of road travel, but require drivers to remain engaged. There is a variety of international, federal, and state regulations that may apply to self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, any of which could adversely affect our business.

Moreover, as a manufacturer and installer of solar generation and energy storage systems and a supplier of electricity generated and stored by the solar energy and energy storage systems we install for customers, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electric grid, and the sale of electricity generated by third-party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by our customers with their solar energy systems, charge fees and penalties to our customers relating to the purchase of energy other than from the grid, adjust electricity rate designs such that the price of our solar products may not be competitive with that of electricity from the grid, restrict us and our customers from transacting under our PPAs or qualifying for government incentives and benefits that apply to solar power, and limit or eliminate net energy metering. If such regulations and policies remain in effect or are adopted in other jurisdictions, or if other regulations and policies that adversely impact the interconnection of our solar and energy storage systems to the grid are introduced, modified or eliminated, they could deter potential customers from purchasing our solar and energy storage products, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and operations in the relevant jurisdictions, which could harm our business, prospects, financial condition and results of operations.

We are subject to various privacy and consumer protection laws.

Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. We may also incur substantial expenses and costs in connection with maintaining compliance with such laws. For example, commencing in May 2018, the General Data Protection Regulation (the “GDPR”) will fully apply to the processing of personal information collected from individuals located in the European Union. The GDPR will create new compliance obligations and will significantly increase fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and financial performance.

Any product recall, including for solar or charging equipment, in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, certain limited vehicle recalls that we initiated in the past two years have resulted from a component that could prevent the parking brake from releasing once engaged, a concern with the firmware in the restraints control module in certain right-hand-drive vehicles, industry-wide issues with airbags from a particular supplier, a front seat belt issue in a single field vehicle, and Model X seat components that could cause unintended seat movement during a collision. Furthermore, testing of our vehicles by government regulators or industry groups may require us to initiate vehicle recalls or may result in negative public perceptions about the safety of our vehicles. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products or our electric vehicle powertrain components that we have provided to other vehicle OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations, such as federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

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

We have applied lease accounting on leases made directly by us and, prior to 2018, on all leases made by our leasing partners and sales by us of vehicles with a resale value guarantee. Under lease accounting, we recognize the associated revenues and costs of the vehicle sale over time rather than fully upfront at vehicle delivery. As a result, these programs generate lower revenues in the period the car is delivered and higher gross margins during the period of the resale value guarantee as compared to purchases in which the resale value guarantee does not apply. A higher than anticipated prevalence of these programs could therefore have an adverse impact on our near term revenues and operating results. Moreover, unlike the sale of a vehicle with a resale value guarantee or programs with leasing partners which do not impact our cash flows and liquidity at the time of vehicle delivery, under a lease held directly by us, we may receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. To the extent we expand our leasing program without securing external financing or business partners to support such expansion, our cash flow and liquidity could also be negatively impacted.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

Subject to separate limited warranties for the supplemental restraint system, battery and drive unit, we provide four year or 50,000 mile limited warranties for the purchasers of new Model 3, Model S and Model X vehicles and either a four year or 50,000 mile limited warranty or a two year or 100,000 mile limited warranty for the purchasers of used Model S or Model X vehicles certified and sold by us. The limited warranty for the battery and drive unit for new Model S and Model X vehicles covers the drive unit for eight years, as well as the battery for a period of eight years (or for certain older vehicles, 125,000 miles if reached sooner than eight years), although the battery’s charging capacity is not covered under any of our warranties or Extended Service plans; the limited warranty for used Model S and Model X vehicles does not extend or otherwise alter the terms of the original battery and drive unit limited warranty for such used vehicles specified in their original New Vehicle Limited Warranty. For the battery and drive unit on our current new Model 3 vehicles, we offer an eight year or 100,000 mile limited warranty for our standard range battery and an eight year or 120,000 mile limited warranty for our long range battery, with minimum 70% retention of battery capacity over the warranty period. In addition, customers of new Model S and Model X vehicles have the opportunity to purchase an Extended Service plan for the period after the end of the limited warranty for their new vehicles to cover additional services for up to an additional four years or 50,000 miles, provided it is purchased within a specified period of time.

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

Finally, customers who buy energy from us under solar energy system leases or PPAs are covered by warranties equal to the length of the agreement term, which is typically 20 years. Systems purchased for cash are covered by a warranty of up to 10 years, with extended warranties available at additional cost. In addition, we pass through to our customers the inverter and panel manufacturers’ warranties, which generally range from 5 to 25 years, subjecting us to the risk that the manufacturers may later cease operations or fail to honor their underlying warranties. Finally, we provide a performance guarantee with our leased solar energy systems that compensates a customer on an annual basis if their system does not meet the electricity production guarantees set forth in their lease.

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

We expect our period-to-period financial results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, ramp up the production of Model 3, expand Gigafactory 1, open new Tesla stores and service centers with maintenance and repair capabilities, open new Supercharger locations, ramp production at Gigafactory 2, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. Moreover, we expect to continue to design, develop and manufacture new and future products, and increase our production capacity by expanding our current manufacturing facilities and adding future facilities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

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

Servicing our indebtedness requires a significant amount of cash, and there is no guarantee that we will have sufficient cash flow from our business to pay our substantial indebtedness.

As of December 31, 2017, we and our subsidiaries had outstanding $10.17 billion in aggregate principal amount of indebtedness (see Note 13, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders of our 1.50% Convertible Senior notes due 2018, 0.25% Convertible Senior Notes due 2019, 1.25% Convertible Senior Notes due 2021 and 2.375% Convertible Senior Notes due 2022 (collectively, the “Tesla Convertible Notes”) may convert their respective Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to deliver cash and/or shares in respect of the principal amounts thereof and the conversion value in excess of such principal amounts on such Tesla Convertible Notes. For example, in June 2017, September 2017 and November 2017, pursuant to separate privately negotiated agreements, we exchanged $144.8 million, $10.0 million and $12.0 million, respectively, in aggregate principal amount of the 1.50% Convertible Senior Notes due 2018 for 1.2 million shares, 0.1 million shares and 0.1 million shares, respectively, of our common stock. Moreover, our subsidiary’s 2.75% Convertible Senior Notes due 2018, 1.625% Convertible Senior Notes due 2019 and Zero-Coupon Convertible Senior Notes due 2020 (collectively, the “Subsidiary Convertible Notes”) are convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share. Finally, holders of the Tesla Convertible Notes and the Subsidiary Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

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

The design, manufacture, sale, installation and/or servicing of automobiles, energy storage products and solar products is a capital intensive business. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles, energy storage products and/or solar products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We need sufficient capital to fund our ongoing operations, ramp vehicle production, continue research and development projects, establish sales, delivery and service centers, build and deploy Superchargers, expand Gigafactory 1, ramp production at Gigafactory 2 and to make the investments in tooling and manufacturing capital required to introduce new vehicles, energy storage products and solar products. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

Additionally, we use capital from third-party investors to enable our customers’ access to our solar energy systems with little or no upfront cost. The availability of this financing depends upon many factors, including the confidence of the investors in the solar energy industry, the quality and mix of our customer contracts, any regulatory changes impacting the economics of our existing customer contracts, changes in law (including tax law), risks or government incentives associated with these financings, and our ability to compete with other renewable energy companies for the limited number of potential investors. Moreover, interest rates are at historically low levels. If the rate of return required by investors rises as a result of a rise in interest rates, it will reduce the present value of the customer payment streams underlying, and therefore the total value of, our financing structures, increasing our cost of capital. If we are unable to establish new financing funds on favorable terms for third-party ownership arrangements, we may be unable to finance installation of our solar energy system lease or PPA customers’ systems, or our cost of capital could increase and our liquidity may be negatively impacted, which would have an adverse effect on our business, financial condition and results of operations.

If we update our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of any equipment to be retired as a result of any such update, and the resulting acceleration in our depreciation could negatively affect our financial results.

We have invested and expect to continue to invest significantly in what we believe is state of the art tooling, machinery and other manufacturing equipment for our various product lines, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing process with cutting-edge equipment more quickly than expected. Moreover, as our engineering and manufacturing expertise and efficiency increase, we may be able to manufacture our products using less of our installed equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased vehicle deliveries in markets outside of the U.S., we have much higher revenues than costs denominated in other currencies such as the euro, Chinese yuan, Norwegian krone, pound sterling and Canadian dollar. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

We may face regulatory limitations on our ability to sell vehicles directly which could materially and adversely affect our ability to sell our electric vehicles.

We sell our vehicles directly to consumers. We may not be able to sell our vehicles through this sales model in each state in the U.S. as some states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model. In certain states in which we are not able to obtain dealer licenses, we have opened galleries, which are not full retail locations.

The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.

In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. We have prevailed in many of these lawsuits and such results have reinforced our continuing belief that state laws were not designed to prevent our distribution model. In some states, there have also been regulatory and legislative efforts by dealer associations to propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate. We have also filed a lawsuit in federal court in Michigan challenging the constitutionality of the state’s prohibition on direct sales as applied to our business.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $389.61 per share and a low of $242.01 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Moreover, stockholder litigation like this has been filed against us in the past. While we are continuing to defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We provide guidance regarding our expected financial and business performance, such as projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes and average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

Transactions relating to our convertible notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of the Tesla Convertible Notes or the Subsidiary Convertible Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes. Our 1.50% Convertible Senior Notes due 2018 and the Subsidiary Convertible Notes have been historically, and the other Tesla Convertible Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their convertible notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate size and primary use of our principal leased and owned facilities:

Location	Approximate Size (Building) in Square Feet		Primary Use	Lease Expiration Date
Fremont, California	5,500,000		Manufacturing, administration, engineering, service, delivery and warehouse	Owned building
Sparks, Nevada	3,500,000	*	Gigafactory 1, production of lithium-ion battery cells and vehicle drive units	Owned building
Livermore, California	1,002,703		Warehouse	October 2026
Fremont, California	506,490		Administration and manufacturing	September 2029
Tilburg, Netherlands	499,710		Manufacturing, administration, engineering and service	November 2023
Lathrop, California	496,888		Manufacturing	Owned building
Palo Alto, California	350,000		Administration and engineering	January 2020
Lathrop, California	338,564		Warehouse and manufacturing	February 2030
Sparks, Nevada	328,245		Warehouse	December 2020
Sparks, Nevada	304,200		Warehouse	December 2019
Fremont, California	302,400		Engineering	March 2028
Lathrop, California	276,228		Warehouse and manufacturing	September 2024
Lathrop, California	271,075		Manufacturing	May 2025
Fremont, California	229,530		Administration	March 2029
Fremont, California	199,352		Administration and manufacturing	June 2025
Draper, Utah	154,846		Administration	October 2027
Hawthorne, California	132,250		Engineering	December 2022
Bethlehem, Pennsylvania	130,971		Warehouse	April 2022
Beijing, China	83,119		Delivery hub	April 2020
Amsterdam, Netherlands	73,597		Administration and service	February 2024
San Mateo, California	68,025		Administration	July 2022

* Gigafactory 1 is partially constructed with current occupancy of 3.5 million square feet.

In addition to the properties included in the table above, we also lease a large number of properties in North America, Europe and Asia for our retail and service locations, Supercharger sites, solar installation and maintenance warehouses and regional administrative and sales offices for our solar business. Furthermore, we will begin leasing a 1.1 million square feet solar manufacturing facility (Gigafactory 2 in Buffalo, New York) upon completion in 2018 for an initial term of 10 years.

Our properties are used to support both of our reporting segments.

ITEM 3.	LEGAL PROCEEDINGS

Proceedings Related to U.S. Treasury

In July 2012, SolarCity Corporation (“SolarCity”), along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that relate to SolarCity’s applications for U.S. Treasury grants. In February 2013, two financing funds affiliated with SolarCity filed a lawsuit in the U.S. Court of Federal Claims against the U.S. government, seeking to recover $14.0 million that the U.S. Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the U.S. government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the U.S. government, in fact, paid them more, not less, than they were entitled to as a matter of law. In September 2017, SolarCity and the U.S. government reached a global settlement of both the investigation and SolarCity’s lawsuit. In that settlement, SolarCity admitted no wrongdoing and agreed to return approximately 5% of the U.S. Treasury cash grants it had received between 2009 and 2013, amounting to $29.5 million. The investigation is now closed and SolarCity’s lawsuit has been dismissed.

Securities Litigation Relating to SolarCity’s Financial Statements and Guidance

On March 28, 2014, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal. On December 4, 2017, the Court heard oral argument on plaintiffs’ notice of appeal from the dismissal. We believe that the claims are without merit and intend to defend against this lawsuit and appeal vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The suit claimed violations of federal securities laws and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. On July 25, 2017, the court took SolarCity’s fully-briefed motion to dismiss under submission. On August 11, 2017, the court granted the motion to dismiss with leave to amend. On September 11, 2017, after lead plaintiff determined he would not amend, the Court dismissed the action with prejudice and entered judgment in favor of SolarCity and the individual defendants.

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, the defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, the defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion and reserved decision. These same plaintiffs filed a parallel action in the U.S. District Court for the District of Delaware on April 21, 2017, adding claims for violations of the federal securities laws.

On February 6, 2017, a purported stockholder made a demand to inspect Tesla’s books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the SolarCity acquisition. On April 17, 2017, the purported stockholder filed a petition for a writ of mandate in California Superior Court, seeking to compel Tesla to provide the documents requested in the demand. Tesla filed a demurrer to the writ petition or, in the alternative, a motion to stay the action. On November 9, 2017, the court granted Tesla’s motion and dismissed the action without prejudice.

On March 24, 2017, another lawsuit was filed in the U.S. District Court for the District of Delaware by a purported Tesla stockholder challenging the SolarCity acquisition. The complaint alleges, among other things, that Tesla’s board of directors breached their fiduciary duties in connection with the acquisition and alleges violations of the federal securities laws.

We believe that claims challenging the SolarCity acquisition are without merit. We are unable to estimate the possible loss or range of loss, if any, associated with these claims.

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., two of its current officers, and a former officer. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at $17.00 per share on June 28, 2010. The following table sets forth, for the time period indicated, the high and low closing prices of our common stock as reported on The NASDAQ Global Select Market:

	2017		2016
	High	Low	High	Low
First quarter	$280.98	$216.99	$238.32	$143.67
Second quarter	$383.45	$295.00	$265.42	$193.15
Third quarter	$385.00	$308.83	$234.79	$194.47
Fourth quarter	$359.65	$299.26	$219.74	$181.45

Holders

As of January 31, 2018, there were 1,156 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Tesla, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison, from January 1, 2013 through December 31, 2017, of the cumulative total return on our common stock, The NASDAQ Composite Index and a group of all public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2013 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Exchange of Certain 1.50% Convertible Senior Notes Due 2018

On November 15, 2017, we issued 96,634 shares of our common stock to a holder of our 1.50% Convertible Senior Notes due 2018 in exchange for $12.0 million in aggregate principal amount of such notes, pursuant to a privately negotiated agreement. Such issuance was conducted pursuant to an exemption from registration provided by Rule 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on the representations made by the holder of such notes in the transaction.

In connection with the offering of such notes in 2013, we sold certain warrants to Morgan Stanley & Co. LLC (“Morgan Stanley”). On November 14, 2017, we agreed with Morgan Stanley to partially terminate such warrants, and in connection with such partial termination, we issued 16,960 shares of our common stock to Morgan Stanley. Such issuance was conducted as a private placement pursuant to an exemption from registration provided by Rule 4(a)(2) of the Securities Act and was offered only to persons believed to be either (i) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (ii) “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act. We relied on this exemption from registration based in part on the representations made by Morgan Stanley.

Acquisition of PERBIX Machine Company, Inc.

On November 7, 2017, we issued 34,772 shares of our common stock to the sole shareholder of record of PERBIX Machine Company, Inc., a leader in designing and building custom, high-quality, highly-automated manufacturing equipment (“PERBIX”), as part of the purchase price for all of the outstanding capital stock of PERBIX. Such issuance was conducted pursuant to an exemption from registration provided by Rule 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on the representations made by the selling shareholder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2017	2016 (1)	2015	2014	2013
Consolidated Statements of Operations Data:
Total revenues	$11,758,751	$7,000,132	$4,046,025	$3,198,356	$2,013,496
Gross profit	$2,222,487	$1,599,257	$923,503	$881,671	$456,262
Loss from operations	$(1,632,086)	$(667,340)	$(716,629)	$(186,689)	$(61,283)
Net loss attributable to common stockholders	$(1,961,400)	$(674,914)	$(888,663)	$(294,040)	$(74,014)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(11.83)	$(4.68)	$(6.93)	$(2.36)	$(0.62)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	165,758	144,212	128,202	124,539	119,421

(1)

We acquired SolarCity on November 21, 2016. SolarCity’s results of operations have been included in our results of operations from the acquisition date. See Note 3, Business Combinations, of the notes to the consolidated financial statements for additional information regarding this transaction.

	As of December 31,
	2017	2016 (1)	2015	2014	2013
Consolidated Balance Sheet Data:
Working (deficit) capital	$(1,104,150)	$432,791	$(29,029)	$1,072,907	$585,665
Total assets	28,655,372	22,664,076	8,067,939	5,830,667	2,411,186
Total long-term obligations	15,348,310	10,923,162	4,125,915	2,753,595	1,069,535

(1)

We acquired SolarCity on November 21, 2016. SolarCity’s financial positions have been included in our financial positions from the acquisition date. See Note 3, Business Combinations, of the notes to the consolidated financial statements for additional information regarding this transaction.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview and 2017 Highlights

Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer maintenance, installation, operation and other services related to our products.

Automotive

Our production vehicle fleet includes our Model S premium sedan and our Model X sport utility vehicle, which are our highest-performance vehicles, and our Model 3, a lower priced sedan designed for the mass market which we began to produce and deliver in the second half of 2017. We continue to enhance our vehicle offerings with enhanced autopilot options, Internet connectivity and free over-the-air software updates to provide additional safety, convenience and performance features. In addition, we have several future electric vehicles in our product pipeline, including those we unveiled in 2017 – an electric semi-truck and a new version of the Tesla Roadster.

In 2017, our vehicle production capability continued to scale and gain operational efficiencies, and vehicle production volume increased by 20% year-over-year. Additionally, we delivered 101,420 Model S and Model X vehicles and 1,764 Model 3 vehicles in 2017.

Energy Generation and Storage

We lease and sell solar energy systems and sell renewable energy and energy storage products to our customers. We have partnered with Panasonic to provide capital and operational support to manufacture PV cells, thus enabling high volume integrated tile and PV cell production at our Gigafactory 2 in Buffalo, New York. We also recently commenced Solar Roof production at Gigafactory 2. Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall mostly for residential applications and Powerpack for commercial, industrial and utility-scale applications.

In late 2017, we completed installation of the largest battery in the world in South Australia. This battery delivers electricity during peak hours to help maintain the reliable operation of South Australia’s electrical infrastructure.

In 2017, we deployed 358 MWh of energy storage products and 523 MW of solar energy generation.

Management Opportunities, Challenges and Risks and 2018 Outlook

Automotive Demand, Production and Deliveries

We drive demand for our vehicles by continually improving our vehicles through over-the-air software updates, expanding our retail, service and charging infrastructure, and by periodically developing and introducing new passenger and commercial electric vehicle variants and models. Our goal is to become the best manufacturer in the automotive industry, and having cutting edge robotic expertise in-house is at the core of that goal. Our recent acquisitions of advanced automation companies have added to our talent base and are helping us increase vehicle production rates more effectively.

The worldwide automotive market for alternative fuel vehicles and self-driving technology are highly competitive and we expect them to become even more so. Many companies including established automakers have announced plans to expand, and in some cases fully transition to, production of electric or environmentally friendly vehicles, and to also develop self-driving technologies. We welcome the acceleration of the world’s transition to sustainable transport. Nonetheless, we believe that the unique features of our vehicles, our constant innovation, our growing brand, the increased affordability introduced with Model 3, our global Supercharger network and our future vehicles, will continue to generate incremental demand for our vehicles by making our vehicles accessible to larger and previously untapped consumer and commercial markets.

We expect Model S and Model X deliveries to be approximately 100,000 in total in 2018, constrained by the supply of cells with the 18650 form factor used in those vehicles. As our sales network continues to expand to new markets in 2018, we believe vehicle orders should continue to grow. With demand outpacing production, we plan to optimize the trim and option mix in order to optimize revenue and gross margin. We have made significant and sustained progress in the production processes of Model S and Model X, and we will continue to improve manufacturing efficiencies for these vehicles in 2018.

We expect Model 3 production and deliveries to grow significantly in 2018. The initial phase of manufacturing any new vehicle is always challenging, and the Model 3 production ramp has been no exception, particularly given our focus on highly automated manufacturing processes, that we expect will ultimately result in higher volumes at significantly lower costs. Model 3 volume production has been less than we initially anticipated due to production bottlenecks, with the battery module assembly line at Gigafactory 1 being the primary production constraint to date, although future bottlenecks in other areas of vehicle manufacturing may surface. We have redirected our best engineering talent to Gigafactory 1 to fine-tune the automated processes and related robotic programming not only to address the challenges we have experienced but also to continue evaluating our overall manufacturing process for efficiencies.

Based on our current progress, we are targeting a production rate of 2,500 Model 3 vehicles per week by the end of the first quarter of 2018 and 5,000 Model 3 vehicles per week by the end of the second quarter. It is important to note that while these are the levels we are focused on hitting and we have plans in place to achieve them, our prior experience on the Model 3 ramp has demonstrated the difficulty of accurately forecasting specific production rates at specific points in time. We are systematically addressing bottlenecks and adding capacity and resources in places like the battery module line where we have experienced constraints, and these actions should result in our Model 3 production rate significantly increasing during the first half of 2018. In some cases, we may not achieve the manufacturing labor efficiencies until we ramp up to fully automated manufacturing lines, which may take us longer than anticipated.  In order to optimize the incremental improvement of our automation processes and the efficiency of our capital expenditures, we will implement the capacity to further ramp production to 10,000 units per week only after we have achieved a 5,000 units per week run rate.

We are also making strides in other aspects of our vehicle production, deliveries and customer infrastructure. For example, we expect to continue to lower the cost of manufacturing our vehicles due to economies of scale, material cost reductions and more efficient manufacturing and equipment utilization. We have achieved cost improvements through material cost reductions from both engineering and commercial actions and increased manufacturing efficiencies including better inventory control for Model S and Model X. We have also seen improved product reliability in our vehicles, batteries and drive units. Likewise, we may experience infrastructure constraints and customer experience issues relating to vehicle deliveries, but are trying to address such issues by opening additional delivery and service centers to scale the volume of vehicles we are able to deliver. Generally, as sales of Tesla vehicles ramp in 2018, we plan to continue to open new Tesla retail, locations, service centers and delivery hubs around the world, we plan continue to expand our mobile repair services, and we plan to significantly increase the number of Superchargers and Destination Charging connectors globally with the goal of remaining ahead of the Model 3 ramp.

We are also making progress with our self-driving technology. An overhaul of the underlying architecture of our software has been completed, which has enabled a step-change improvement in the collection and analysis of data and fundamentally enhanced its machine learning capabilities. The aggregate of such data and learnings, which we refer to as our “neural net,” is able to collect and analyze more high-quality data than ever before, enabling us to rollout a series of new autopilot features in 2018 and beyond.

Energy Generation and Storage Demand, Production and Deployment

We are continuing to reduce customer acquisition costs of our energy generation products, including by cutting advertising spend and increasingly selling these products in Tesla stores with dedicated energy product sales personnel and leveraging channel partnerships. Moreover, we have deemphasized absolute volume growth for our solar products, and we have instead prioritized projects for cash generation and profitability. Solar Roof installations will initially ramp slowly in the first half of 2018. As Solar Roof is truly the first-of-its-kind and there is significant complexity in both its manufacturing and installation, we are deliberately ramping production at a gradual pace to ensure reliability and a great customer experience. With demand outpacing production, we expect our backlog to remain in excess of one year for the next several quarters.

We expect energy storage products to experience significant growth, with our aim being to at least triple our sales in 2018. We are ramping up production for these products at our Gigafactory 1 over the next several quarters, but demand is greater than our current production capacity for energy storage.

We expect energy generation and storage gross margin to improve significantly in 2018 as we enter the year with a backlog of higher-margin commercial solar projects and a more profitable energy storage business due to overall cost and manufacturing efficiencies from scaling.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Capital expenditures in 2018 are projected to be slightly more than 2017, with the majority of the spending to support increases in Model 3 production capacity at Gigafactory 1 and the Tesla Factory, and for building additional stores, service centers and Superchargers.

We expect operating expenses to grow in 2018 as compared to 2017, although operating expenses should decrease significantly as a percentage of revenue due to the significant increase in expected revenue in 2018 and as we focus on increasing operational efficiency. The growth in operating expense will mainly be driven by engineering, design and testing of new products or changes to existing products and higher sales and service costs associated with expanding our worldwide geographic presence. In addition, we expect operating expenses to increase as a result of increased selling, general and administrative expenses incurred by our energy generation and storage business.

We are seeking stockholder approval for a new 10-year CEO performance award for Elon Musk with vesting contingent on achieving market capitalization and operational milestones. If Tesla stockholders approve the award, we would incur significant additional stock-based compensation expense over the term of the award as each performance milestone becomes probable of vesting.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offered resale value guarantees or similar buy-back terms to all direct customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Resale value guarantees available for exercise within the 12 months following December 31, 2017 totaled $375.7 million in value.

We plan to adopt the new revenue recognition standard ASC 606 effective January 1, 2018. This will impact the way we account for vehicle sales with a resale value guarantee and vehicles leased through our leasing partners, which now will qualify to be accounted for as sales with a right of return. In addition, for certain vehicles sales with a resale value guarantee and vehicles leased through leasing partners prior to 2018, we will cease recognizing lease revenue starting in 2018 and record the associated cumulative adjustment to equity under the modified retrospective approach.

Vehicle deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. While we do not assume any credit risk related to the customer, if a customer exercises the option to return the vehicle to us, we are exposed to liquidity risk that the resale value of vehicles under these programs may be lower than our guarantee, or the volume of vehicles returned to us may be higher than our estimates or we may be unable to resell the used cars in a timely manner, all of which could adversely impact our cash flows. Through 2017, we only had an insignificant number of customers who exercised their resale value guarantees and returned their vehicles to us. Based on current market demand for our cars, we estimate the resale prices for our vehicles will continue to be above our resale value guarantee amounts. Should market values of our vehicles or customer demand decrease, these estimates may be impacted materially.

We currently offer vehicle leases in the U.S. for Model S and Model X directly from Tesla Finance, our captive financing entity, as well as through leasing partners. Leasing through Tesla Finance is available in 39 states and the District of Columbia. We also offer financing arrangements through our entities in Canada, Germany and the

United Kingdom. Leasing through our captive financing entities and our leasing partners exposes us to residual value risk. In addition, for leases offered directly from our captive financing entities, we assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flows could be negatively impacted.

Energy Generation and Storage Financing Options

We offer our customers the choice to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various contractual arrangements. These contractual arrangements include long-term leases and power purchase agreements. In both structures, we install our solar energy systems at our customer’s premises and charge the customer a monthly fee. In the lease structure, this monthly payment is fixed with a minimum production guarantee. In the power purchase agreement structure, we charge customers a fee per kilowatt-hour, or kWh, based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years with a renewal option, and generally when there is no upfront prepayment, the specified monthly fees are subject to annual escalations.

For customers who want to purchase and own solar energy systems, we also offer solar loans, whereby a third-party lender provides financing directly to a qualified customer to enable the customer to purchase and own a solar energy system designed, installed and serviced by us. We enter into a standard solar energy system sale and installation agreement with the customer. Separately, the customer enters into a loan agreement with a third-party lender, who finances the full purchase price. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan.

Gigafactory 1

We continue to develop Gigafactory 1 as a facility where we work together with our suppliers to integrate production of battery material, cells, modules, battery packs and drive units in one location for vehicles and energy storage products. We also continue to invest in the future expansion of Gigafactory 1 and in production equipment for battery cell, module and pack production.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the year ended December 31, 2017, we recorded $473.3 million on the consolidated balance sheet.

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

Gigafactory 2

We have an agreement with the SUNY Foundation for the construction of a factory capable of producing at least 1.0 gigawatts of solar cells annually in Buffalo, New York, referred to as Gigafactory 2. In December 2016, we entered into an agreement with Panasonic under which it will manufacture custom PV cells and modules for us, primarily at Gigafactory 2, and we will purchase certain quantities of PV cells and modules from Panasonic during the 10-year term.

The terms of our agreement with the SUNY Foundation require us to comply with a number of covenants, and any failure to comply with these covenants could obligate us to pay significant amounts to the SUNY Foundation and result in termination of the agreement. Although we remain on track with our progress at Gigafactory 2, our expectations as to the cost of building the facility, acquiring manufacturing equipment and supporting our manufacturing operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits.

Other Manufacturing

In addition, we continue to expand production capacity at our Tesla Factory and are exploring additional production capacity in Asia and Europe.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue for products and services when: (i) a persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) pricing or fees are fixed or determinable and (iv) collection is reasonably assured.

Automotive Segment

Automotive revenue includes revenues related to deliveries of new vehicles, sales of regulatory credits to other automotive manufacturers and specific other elements that meet the definition of a deliverable under multiple-element accounting guidance, including free internet connectivity, free access to our Supercharger network and future free over-the-air software updates. These other elements are valued on a stand-alone basis, and we recognize their revenue over our performance period, which is generally the eight-year life of the vehicle, except for internet connectivity, which is over the free four-year period. If we sell a deliverable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available. At the time of revenue recognition, we record a reserve against revenue for estimated future product returns. Such estimates are based on historical experience and were immaterial in all periods presented. In addition, any fees that are paid or payable by us to a customer’s lender, when we arrange the financing, would be recognized as an offset against automotive sales revenue, in accordance with ASC 605-50, Customer Payments and Incentives.

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as programs with resale value guarantees. See “Vehicle sales to customers with a resale value guarantee,” “Vehicle sales to leasing partners with a resale value guarantee” and “Direct Vehicle Leasing Program” for further details.

Service and other revenue consists of repair and maintenance services, service plans, merchandise, sales of used Tesla vehicles, sales of electric vehicle powertrain components and systems to other manufacturers and sales of non-Tesla vehicle trade-ins.

Vehicle sales to customers with a resale value guarantee

Prior to June 30, 2016, we offered resale value guarantees or similar buy-back terms to all customers who purchased vehicles and who financed their vehicles through one of our specified commercial banking partners. Since June 30, 2016, this program is available only in certain international markets. Under this program, customers have the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a determined resale value. Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalize the cost of these vehicles on the consolidated balance sheet as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue, and the net book value of the leased vehicle is expensed to cost of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on the consolidated balance sheet to used vehicle inventory.

Vehicle sales to leasing partners with a resale value guarantee

We also offer resale value guarantees in connection with automobile sales to certain leasing partners. As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under ASC 840. Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantees for the long-term portion and deferred revenue for the current portion. We accrete the deferred revenue amount to automotive leasing revenue on a straight-line basis over the guarantee period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheet, and we record depreciation from these vehicles to cost of automotive leasing revenue during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in the consolidated statement of cash flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to cost of automotive leasing revenue.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Direct Vehicle Leasing Program

We offer a vehicle leasing program in certain locations in the North America and Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing if for a pre-determined residual value. We account for these leasing transactions as operating leases, and we recognize leasing revenues on a straight-line basis over the contractual term and record the depreciation of these vehicles to cost of automotive leasing revenue.

Maintenance and Service Plans

We offer a prepaid maintenance program for our vehicles, which includes plans covering maintenance for up to four years or up to 50,000 miles, provided these services are purchased within a specified period of time. The maintenance plans cover annual inspections and the replacement of wear and tear parts, excluding tires and the battery. Payments collected in advance of the performance of service are initially recorded in deferred revenue on the consolidated balance sheet and recognized in automotive sales as we fulfill our performance obligations.

We also offer an extended service plan, which covers the repair or replacement of vehicle parts for an additional four years or up to an additional 50,000 miles, after the end of our initial New Vehicle Limited Warranty, provided they are purchased within a specified period of time. Payments collected in advance of the performance of service are initially recorded in deferred revenue on the consolidated balance sheet and recognized in automotive sales ratably over the service coverage periods.

Energy Generation and Storage Segment

For solar energy systems and components sales wherein customers pay the full purchase price, either directly or through the solar loan program, revenue is recognized when we install a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. In instances where there are multiple deliverables in a single arrangement, we allocate the arrangement consideration to the various elements in the arrangement based on the relative selling price method. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work-in-progress in the consolidated balance sheet. However, any fees that are paid or payable by us to a solar loan lender would be recognized as an offset against energy generation and storage revenue, in accordance with ASC 605-50, Customer Payments and Incentives. Revenue from an energy storage product sale is recognized when the product has been delivered, installed and accepted by the customer, provided all other revenue recognition criteria have been met.

For revenue arrangements where we are the lessor under operating lease agreements for solar energy systems, including energy storage products, we record lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria have been met. For incentives that are earned based on the amount of electricity generated by the system, we record revenue as the amounts are earned. The difference between the payments received and the revenue recognized is recorded as deferred revenue on the consolidated balance sheet.

For solar energy systems where customers purchase electricity from us under PPAs, we have determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

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

We capitalize initial direct costs from the origination of solar energy system leases or PPAs (i.e. the incremental cost of contract administration, referral fees and sales commissions) as an element of solar energy systems, leased and to be leased, net, and subsequently amortize these costs over the term of the related lease or PPA.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles and energy storage products, which approximates actual cost on a first-in, first-out basis. In addition, cost for solar energy systems are recorded using actual cost. We record inventory write-downs for excess or obsolete inventories based upon assumptions about on current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.

We also review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Should our estimates of future selling prices or production costs change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results.

Warranties

We provide a manufacturer’s warranty on all new and used vehicles, production powertrain components and systems and energy products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or PPAs, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheet. Warranty expense is recorded as a component of cost of revenue.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (“RSUs”) granted to employees and our employee stock purchase plan (the “ESPP”) to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock options and ESPP is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and RSUs and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period (prior to 2017, net of estimated projected forfeitures).

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in cost of revenue, research and development expense and selling, general and administrative expense.

Income Taxes

We are subject to federal and state taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union and a number of other countries are actively considering changes in this regard. As of December 31, 2017, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the U.S. and various foreign jurisdictions, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are subject to audit by the various federal, state and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the consolidated balance sheets and consolidated statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was enacted late in the fourth quarter of 2017 (and ongoing guidance and accounting interpretations are expected over the next 12 months), we consider the accounting of deferred tax re-measurements and other items, such as state tax considerations, to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. We do not expect any subsequent adjustments to have any material impact on the consolidated balance sheets or statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

Principles of Consolidation

The consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of ASC 810, Consolidation, we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We form VIEs with our financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with our solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that we enter into to finance the costs of solar energy systems and vehicles under operating leases. We have determined that the contractual provisions of the funds represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method. We, therefore, determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheet as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheet represent the amounts the third-parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and with tax laws effective at the balance sheet date and distributed to the third-parties. The third-parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third-parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of the consolidated balance sheet since these third-parties have the right to redeem their interests in the funds for cash or other assets.

Business Combinations

We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We recognize a bargain purchase gain within other income (expense), net, on the consolidated statement of operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.

When determining such fair values, we make significant estimates and assumptions. Critical estimates include, but are not limited to, future expected cash flows from the underlying assets and discount rates. Our estimate of fair values is based on assumptions believed to be reasonable but that are inherently uncertain and unpredictable. As a result, actual results may differ from our estimates. Furthermore, our estimates might change as additional information becomes available, as more fully discussed in Note 3, Business Combinations, included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Revenues

	Year Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Automotive sales	$8,534,752	$5,589,007	$3,431,587	$2,945,745	53%	$2,157,420	63%
Automotive leasing	1,106,548	761,759	309,386	344,789	45%	452,373	146%
Total automotive revenues	9,641,300	6,350,766	3,740,973	3,290,534	52%	2,609,793	70%
Services and other	1,001,185	467,972	290,575	533,213	114%	177,397	61%
Total automotive & services and other segment revenue	10,642,485	6,818,738	4,031,548	3,823,747	56%	2,787,190	69%
Energy generation and storage segment revenue	1,116,266	181,394	14,477	934,872	515%	166,917	1153%
Total revenues	$11,758,751	$7,000,132	$4,046,025	$4,758,619	68%	$2,954,107	73%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to sale of new Model S, Model X and Model 3 vehicles, including internet connectivity, Supercharger access, and specified software updates for cars equipped with autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers.

Automotive leasing revenue includes the amortization of revenue for Model S and Model X vehicles sold with resale value guarantees accounted for as operating leases under lease accounting. We do not yet offer leasing for Model 3 vehicles.

Services and other revenue consists of maintenance services, sales of used vehicles and sales of electric vehicle powertrain components and systems to other manufacturers.

2017 Compared to 2016

Automotive sales revenue increased $2.95 billion, or 53%, during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily related to a 58% increase in deliveries to 80,060 vehicles resulting from increased sales of Model S and Model X, at average selling prices that remained relatively consistent as compared to the prior period, as well as sales of 1,764 Model 3 vehicles since its launch in the third quarter of 2017. Additionally there was an increase of $58.0 million to $360.3 million in sales of regulatory credits offset partially by additional deferrals of autopilot 2.0 revenue in the year ended December 31, 2017.

Automotive leasing revenue increased $344.8 million, or 45%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to an approximately 30% increase in the number of vehicles under leasing programs or programs with a resale value guarantee compared to the year ended December 31, 2016. In addition, during the year ended December 31, 2017, we recognized an increase of $23.4 million of automotive leasing revenue upon early payoff and expiration of resale value guarantees as compared to the year ended December 31, 2016.

Service and other revenue increased $533.2 million, or 114%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to an increase in used vehicle sales as a result of increased automotive sales as well as from the expansion of our trade-in program. Additionally, there was a $41.1 million increase from the inclusion of engineering service revenue from Grohmann, which we acquired on January 3, 2017, and a $68.4 million increase in maintenance services revenue as our fleet continued to grow during the year ended December 31, 2017.

2016 Compared to 2015

Automotive sales revenue increased $2.16 billion, or 63% to $5.59 billion during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily related to a 55% increase in vehicle deliveries to approximately 50,700. The increase in volume is primarily due to a full-year of Model X deliveries in 2016, as well as increased production and sales of Model S. Further, there was an overall increase in average selling price of 6% primarily due to the introduction of Model X which are higher priced vehicles compared to Model S. In addition, there is an increase of $133.4 million to $302.3 million of the sale of regulatory credits from the year ended December 31, 2015 to the corresponding period in 2016. These increases were partially offset by negative impact from the movement of foreign currency exchange rates.

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

Service and other revenue increased $177.4 million, or 61%, to $468.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $117.4 million in used vehicle sales as we received more trade-ins and an increase in maintenance service revenue of $66.6 million as our fleet continues to grow.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sale of solar energy systems and energy storage products, leasing revenue from solar energy systems under operating leases and PPAs and the sale of solar energy systems incentives.

2017 Compared to 2016

Energy generation and storage revenue increased by $934.9 million, or 515%, during the year ended December 31, 2017 compared to the year ended December 31, 2016, predominantly due to the inclusion of the full-year of revenue from our solar business, which we gained by acquiring SolarCity on November 21, 2016.

2016 Compared to 2015

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

Cost of Revenues and Gross Margin

	Year Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Cost of revenues
Automotive sales	$6,724,480	$4,268,087	$2,639,926	$2,456,393	58%	$1,628,161	62%
Automotive leasing	708,224	481,994	183,376	226,230	47%	298,618	163%
Total automotive cost of revenues	7,432,704	4,750,081	2,823,302	2,682,623	56%	1,926,779	68%
Services and other	1,229,022	472,462	286,933	756,560	160%	185,529	65%
Total automotive & services and other segment cost of revenue	8,661,726	5,222,543	3,110,235	3,439,183	66%	2,112,308	68%
Energy generation and storage segment	874,538	178,332	12,287	696,206	390%	166,045	1351%
Total cost of revenues	$9,536,264	$5,400,875	$3,122,522	$4,135,389	77%	$2,278,353	73%

Gross profit total automotive	$2,208,596	$1,600,685	$917,671
Gross margin total automotive	23%	25%	25%

Gross profit total automotive & services and other segment	$1,980,759	$1,596,195	$921,313
Gross margin total automotive & services and other segment	19%	23%	23%

Gross profit energy generation and storage segment	$241,728	$3,062	$2,190
Gross margin energy generation and storage segment	22%	2%	15%

Total gross profit	$2,222,487	$1,599,257	$923,503
Total gross margin	19%	23%	23%

Automotive & Services and Other Segment

Cost of automotive sales revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

Cost of automotive leasing revenue includes primarily the amortization of operating lease vehicles over the lease term, as well as warranty expenses recognized as incurred.

Cost of services and other revenue includes direct parts, material and labor costs, manufacturing overhead associated with the sales of electric vehicle powertrain components and systems to other manufacturers, costs associated with providing maintenance services and costs to acquire and certify used vehicles.

2017 Compared to 2016

Cost of automotive sales revenues increased $2.46 billion, or 58%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to a 58% increase in vehicle deliveries resulting from increased sales of Model S and Model X, as well as the commencement of deliveries of Model 3 in the third quarter of 2017.

Cost of automotive leasing revenue increased $226.2 million, or 47%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to an approximately 30% increase in the number of vehicles under leasing programs or programs with a resale value guarantee compared to the year ended December 31, 2016. In addition, during the year ended December 31, 2017, we recognized an increase of $23.4 million in cost of automotive leasing revenue upon early payoff and the expiration of resale value guarantees.

Cost of services and other revenue increased $756.6 million, or 160%, during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in cost of used vehicle sales due to increased volume and the increase in cost to provide maintenance services as our fleet continues to grow.

Gross margin for total automotive decreased from 25% to 23% during the year ended December 31, 2017 compared to the year ended December 31, 2016. The commencement of deliveries of Model 3 in the third quarter of 2017 whereby the full operating costs and depreciation were recorded at much lower production volumes as production ramps, higher current period early payoffs and expirations of resale value guarantees, as compared to the same period in the prior year, contributed to the lower gross margin. Lower material and manufacturing costs for Model S and Model X, as we further improved our vehicle production processes and the partial recognition of autopilot 2.0 revenue in the current period partially offset the overall decrease.

Gross margin for total automotive & services and other segment decreased from 23% to 19% during the year ended December 31, 2017 compared to the year ended December 31, 2016. These decreases are driven by the factors impacting gross margin for total automotive, as explained above, as well as higher costs of maintenance service.

2016 Compared to 2015

Cost of automotive revenues increased $1.63 billion, or 62%, to $4.27 billion during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to a 55% increase in vehicle deliveries as a result of a full-year of Model X deliveries as well as increased deliveries for Model S. In addition, the increase is due to product mix as Model X has a higher cost structure than Model S. The increase in cost of automotive revenue is partially offset by a reduction of warranty expense of $20.0 million resulting from better vehicle reliability.

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

Cost of services and other revenue increased $185.5 million, or 65%, to $472.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $120.8 million in cost of used vehicle sales due to increase in volume, and an increase of $64.9 million in cost to provide maintenance service as our fleet continues to grow.

Gross margin for total automotive remained consistent during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Gross profit for total automotive & services and other segment increased from $921.3 million for the year ended December 31, 2015 to $1.60 billion for the year ended December 31, 2016. Gross margin for total automotive & services and other segment increased from 22.9% for the year ended December 31, 2015 to 23.4% for the year ended December 31, 2016. The increase was primarily due to lower material and manufacturing costs as we further improve our production processes, partially offset by a negative impact from the movement in foreign exchange and increased expenditures to build out our service centers and provide maintenance.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue includes direct material and labor costs, overhead of solar energy systems and energy storage products and the depreciation expense and maintenance costs associated with leased solar energy systems.

2017 Compared to 2016

Cost of energy generation and storage revenue increased by $696.2 million, or 390%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to the inclusion of the full-year of costs from our solar business, which we gained by acquiring SolarCity on November 21, 2016.

Gross margin for energy generation and storage increased from 2% to 22% during the year ended December 31, 2017 compared to the year ended December 31, 2016. This was predominantly due to the inclusion of the full-year of revenue and costs from our solar business, which we gained by acquiring SolarCity.

2016 Compared to 2015

Cost of energy generation and storage revenue increased $166.0 million to $178.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due to an increase of $67.0 million as a result of the inclusion of SolarCity’s financial results from the acquisition date of November 21, 2016 to December 31, 2016. The remaining increase was due to increase in the sale of energy storage products and increased expenditures to increase the capacity of energy storage products.

Research and Development Expense

	Year Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Research and development	$1,378,073	$834,408	$717,900	$543,665	65%	$116,508	16%
As a percentage of revenues	12%	12%	18%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $543.7 million, or 65%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $274.9 million increase in employee and labor related expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy generation and storage businesses, and a $44.3 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, there were increases in facilities expenses, depreciation expenses, professional and outside service expenses and expensed materials to support the development of future products.

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

Selling, General and Administrative Expense

	Year Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Selling, general and administrative	$2,476,500	$1,432,189	$922,232	$1,044,311	73%	$509,957	55%
As a percentage of revenues	21%	20%	23%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $1.04 billion, or 73%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $524.0 million increase in employee and labor related expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy generation and storage businesses, and a $64.9 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, the increase was due to a $310.6 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence and a $140.6 million increase in professional and outside service expenses to support the growth of our business.

SG&A expenses increased $510.0 million, or 55%, to $1.43 billion during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in SG&A expenses was primarily due to a $247.2 million increase in employee and labor related expenses due to a 61% increase in headcount as we expanded our business in the U.S. and internationally, a $91.0 million increase in office, information technology and facilities-related costs to support the growth of our business as well as sales and marketing activities to handle our expanding market presence, and a $58.1 million increase in stock-based compensation expense related to increased number of employee stock awards granted for new hire and existing employees. The increase includes $74.3 million related to SolarCity.

Interest Expense

	Year Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Interest expense	$(471,259)	$(198,810)	$(118,851)	$(272,449)	137%	$(79,959)	67%
As a percentage of revenues	4%	3%	3%

Interest expense for the year ended December 31, 2017 increased $272.4 million, or 137%, from the year ended December 31, 2016. The increase was primarily due to the inclusion of the full-year of interest expense from SolarCity of $185.5 million for the year ended December 31, 2017. In addition, our average outstanding indebtedness has increased in the year ended December 31, 2017 as compared to the prior year mainly due to the Convertible Senior Notes due in 2022 and the Senior Notes due in 2025, both of which we issued during 2017.

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

Other Income (Expense), Net

	Year Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Other income (expense), net	$(125,373)	$111,272	$(41,652)	$(236,645)	-213%	$152,924	-367%
As a percentage of revenues	-1%	2%	-1%

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

Other income (expense), net, decreased by $236.7 million, or 213%, during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was primarily due to measurement period adjustments to the acquisition date fair value of SolarCity and fluctuations in foreign currency exchange rates.

Other income, net, increased by $152.9 million as we recognized a gain from the acquisition of SolarCity of $88.7 million and a loss on conversion of our 1.50% Convertible Senior Notes due in 2018 of $7.2 million. The remainder of the change in other income (expense), net, was primarily result of fluctuations in gains (losses) from foreign currency exchange.

Provision for Income Taxes

	Year Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Provision for income taxes	$31,546	$26,698	$13,039	$4,848	18%	$13,659	105%
Effective tax rate	-1%	-4%	-1%

Our provision for income taxes increased by $4.9 million, or 18%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to the increase in vehicle deliveries in foreign tax jurisdictions, partially offset by $10.5 million of future U.S. alternative minimum tax refunds as a result of the Tax Act, which previously had an associated valuation allowance.

Our provision for income taxes for the years ended December 31, 2016 and 2015 was $26.7 million and $13.0 million, respectively. This increase was primarily due to the increase in taxable income in our international jurisdictions.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Liquidity and Capital Resources

As of December 31, 2017, we had $3.37 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $521.5 million and consisted primarily of Chinese yuan, euros and Norwegian kroner. Our sources of cash are predominately from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

Our sources of liquidity and cash flows enable us to fund ongoing operations, research and development projects, investments in tooling and manufacturing equipment for the production ramp of Model 3, the continued construction of Gigafactory 1 and the continued expansion of our retail stores, service centers, mobile repair services and Supercharger network. We are growing our vehicle manufacturing capacity primarily to fulfill Model 3 production at 5,000 vehicles per week and, in a later phase, to 10,000 vehicles per week. Capital expenditures in 2018 are projected to be slightly more than 2017. We continually evaluate our capital expenditure needs and may raise additional capital to fund the rapid growth of our business.

We have an agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following full production at Gigafactory 2. We anticipate meeting these obligations through our operations at Gigafactory 2 and other operations within the State of New York, and we do not believe that we face a significant risk of default.

We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months. A large portion of our future expenditures is to fund our growth, and we can adjust our capital and operating expenditures by operating segment, including future expansion of our product offerings, stores, service centers, delivery centers and Supercharger network. We may need or want to raise additional funds in the future, and these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

In addition, we had $2.04 billion of unused committed amounts under our credit facilities and financing funds, some of which are subject to satisfying specified conditions prior to draw-down. For details regarding our indebtedness and financing funds, refer to Note 13, Convertible and Long-Term Debt Obligations, and Note 18, VIE Arrangements, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Summary of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net cash used in operating activities	$(60,654)	$(123,829)	$(524,499)
Net cash used in investing activities	$(4,418,967)	$(1,416,430)	$(1,673,551)
Net cash provided by financing activities	$4,414,864	$3,743,976	$1,523,523

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative. Our operating cash inflows include cash from vehicle sales, lease payments directly from customers, customer deposits, sales of regulatory credits and energy generation and storage products. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, employee compensation, operating lease payments and interest payments on our financings.

Net cash used in operating activities during the year ended December 31, 2017 decreased by $63.2 million as compared to the year ended December 31, 2016 due to the decrease in net operating assets and liabilities of $197.3 million partially offset by the decrease in net loss, excluding non-cash expenses and gains, of $134.1 million. The decrease in working capital was mainly driven by faster processing of payments for our vehicles and our focus on reducing inventory in the fourth quarter of 2017.

During the year ended December 31, 2016, cash used in operating activities was primarily a result of our net loss of $773.0 million, the increase in accounts payable and accrued liabilities of $750.6 million as our business expanded, the increase in resale value guarantees of $326.9 million and deferred revenue of $383.0 million as the number of vehicles with a resale value guarantee increased and the increase in customer deposits of $388.4 million primarily due to Model 3 reservations. These increases were partially offset by the increase in inventories and operating lease vehicles of $2.47 billion as we expanded our program for direct leases and vehicles with a resale value guarantee.

During the year ended December 31, 2015, cash used in operating activities was primarily a result of our net loss of $888.7 million and the increase in inventories and operating lease vehicles of $1.57 billion as we expanded our program for direct leases and vehicles with a resale value guarantee. These increases were partially offset by the increase in resale value guarantees of $442.3 million and deferred revenue of $322.2 million as the number vehicles with a resale value guarantee increased.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $4.08 billion during 2017, $1.44 billion during 2016 and $1.63 billion during 2015. Capital expenditures during 2017 were from $3.41 billion of purchases of property and equipment (mainly for Model 3 production) and $666.5 million for the design, acquisition and installation of solar energy systems under operating leases with customers. We also paid $114.5 million, net of the cash acquired, for acquisitions in 2017.

In 2014, we began construction of Gigafactory 1. During 2017, we used cash of $1.45 billion towards Gigafactory 1 construction.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2017 consisted primarily of $966.4 million from the issuance of the Convertible Senior Notes due in 2022, $1.77 billion from the issuance of the Senior Notes due in 2025 and $400.2 million from our March 2017 public offering of common stock, net of underwriter fees. However, we paid $151.2 million for the purchase of bond hedges net of the amount we received from the sale of warrants. Furthermore, we received $511.3 million of net proceeds from collateralized lease borrowings and $527.5 million of net proceeds from fund investors.

Cash flows from financing activities during the year ended December 31, 2016 consisted primarily of $1.70 billion from our May 2016 public offering of common stock, net of underwriter fees, $995.4 million of proceeds from issuances of debt net of repayments and $769.7 million of net proceeds from collateralized lease borrowings. The net proceeds from issuances of debt consisted primarily of $834.0 million of net borrowings under our senior secured asset-based revolving credit agreement and $390.0 million of borrowings under the vehicle lease-backed loan and security agreement entered into in 2016, partially offset by settlements of $454.7 million for certain conversions of the Convertible Senior Notes due in 2018. Furthermore, we received $180.3 million of net proceeds from fund investors.

Cash flows from financing activities during the year ended December 31, 2015 consisted primarily of $730.0 million from our August 2015 public offering of common stock and $568.7 million of net proceeds from collateralized lease borrowings.

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, including certain debt financing arrangements and leases, primarily for stores, service centers, certain manufacturing and corporate offices. These also include, as part of our normal business practices, contracts with suppliers for purchases of certain raw materials, components and services to facilitate adequate supply of these materials and services and capacity reservation contracts. The following table sets forth, as of December 31, 2017, certain significant obligations that will affect our future liquidity (in thousands):

		Year Ended December 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$1,317,226	$224,630	$204,335	$175,612	$156,552	$130,802	$425,295
Capital lease obligations, including interest	785,215	127,180	137,313	167,281	138,042	133,772	81,627
Purchase obligations (1)	17,525,445	2,761,819	2,279,682	3,484,953	3,433,787	3,435,956	2,129,248
Long-term debt (2)	11,797,022	2,506,499	2,173,097	413,430	1,798,676	1,582,240	3,323,080
Total	$31,424,908	$5,620,128	$4,794,427	$4,241,276	$5,527,057	$5,282,770	$5,959,250

(1)

These amounts represent (i) purchase orders of $1.18 billion issued under binding and enforceable agreements with all vendors as of December 31, 2017 and (ii) $16.34 billion in other estimable purchase obligations pursuant to such agreements, primarily relating to the purchase of lithium-ion cells to be produced by Panasonic at Gigafactory 1, including any additional amounts we may have to pay vendors if we do not meet certain minimum purchase obligations. In cases where no purchase orders were outstanding under binding and enforceable agreements as of December 31, 2017, we have included estimated amounts based on our best estimates and assumptions or discussions with the relevant vendors as of such date or, where applicable, on amounts or assumptions included in such agreements for purposes of discussion or reference. In certain cases, such estimated amounts were subject to contingent events. Furthermore, these amounts do not include future payments for purchase obligations that were recorded in accounts payable or accrued liabilities as of December 31, 2017.

(2)	Long-term debt includes our non-recourse indebtedness of $ 2.93 billion. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries.

The table above excludes unrecognized tax benefits of $191.0 million because if recognized, they would be an adjustment to our deferred tax assets.

Off-Balance Sheet Arrangements

During the periods presented, we did not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies. Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign currency exchange rates vary, revenues and expenses may be significantly impacted, and we may record significant gains or losses on the re-measurement of our monetary assets and liabilities, including intercompany balances. As of December 31, 2017, our largest foreign currency exposures were from the euro, Canadian dollar and Norwegian krone.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currencies as of December 31, 2017 to compute the adverse impact these changes would have had on our income (loss) before income taxes. These changes would have resulted in an adverse impact of $116.0 million.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the year ended December 31, 2017 by $7.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The sections titled “Report of Independent Registered Public Accounting Firm”, “Consolidated Balance Sheets”, “Consolidated Statements of Operations”, “Consolidated Statements of Equity”, “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” in Part II, Item 8 of the Annual Report on Form 10-K of SolarCity Corporation (File No. 001-35758) for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, are hereby incorporated by reference into this Annual Report on Form 10-K and are filed as Exhibit 99.1 hereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tesla, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of redeemable noncontrolling interests and equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and, with respect to the December 31, 2016 balance sheet, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 22, 2018

We have served as the Company’s auditor since 2005.

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,367,914	$3,393,216
Restricted cash	155,323	105,519
Accounts receivable, net	515,381	499,142
Inventory	2,263,537	2,067,454
Prepaid expenses and other current assets	268,365	194,465
Total current assets	6,570,520	6,259,796
Operating lease vehicles, net	4,116,604	3,134,080
Solar energy systems, leased and to be leased, net	6,347,490	5,919,880
Property, plant and equipment, net	10,027,522	5,982,957
Intangible assets, net	361,502	376,145
Goodwill	60,237	—
MyPower customer notes receivable, net of current portion	456,652	506,302
Restricted cash, net of current portion	441,722	268,165
Other assets	273,123	216,751
Total assets	$28,655,372	$22,664,076
Liabilities
Current liabilities
Accounts payable	$2,390,250	$1,860,341
Accrued liabilities and other	1,731,366	1,210,028
Deferred revenue	1,015,253	763,126
Resale value guarantees	787,333	179,504
Customer deposits	853,919	663,859
Current portion of long-term debt and capital leases	796,549	984,211
Current portion of solar bonds and promissory notes issued to related parties	100,000	165,936
Total current liabilities	7,674,670	5,827,005
Long-term debt and capital leases, net of current portion	9,415,700	5,860,049
Solar bonds issued to related parties, net of current portion	100	99,164
Convertible senior notes issued to related parties	2,519	10,287
Deferred revenue, net of current portion	1,177,799	851,790
Resale value guarantees, net of current portion	2,309,222	2,210,423
Other long-term liabilities	2,442,970	1,891,449
Total liabilities	23,022,980	16,750,167
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests in subsidiaries	397,734	367,039
Convertible senior notes (Note 13)	70	8,784
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 168,797 and 161,561 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	169	161
Additional paid-in capital	9,178,024	7,773,727
Accumulated other comprehensive gain (loss)	33,348	(23,740)
Accumulated deficit	(4,974,299)	(2,997,237)
Total stockholders' equity	4,237,242	4,752,911
Noncontrolling interests in subsidiaries	997,346	785,175
Total liabilities and equity	$28,655,372	$22,664,076

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Automotive sales	$8,534,752	$5,589,007	$3,431,587
Automotive leasing	1,106,548	761,759	309,386
Total automotive revenues	9,641,300	6,350,766	3,740,973
Energy generation and storage	1,116,266	181,394	14,477
Services and other	1,001,185	467,972	290,575
Total revenues	11,758,751	7,000,132	4,046,025
Cost of revenues
Automotive sales	6,724,480	4,268,087	2,639,926
Automotive leasing	708,224	481,994	183,376
Total automotive cost of revenues	7,432,704	4,750,081	2,823,302
Energy generation and storage	874,538	178,332	12,287
Services and other	1,229,022	472,462	286,933
Total cost of revenues	9,536,264	5,400,875	3,122,522
Gross profit	2,222,487	1,599,257	923,503
Operating expenses
Research and development	1,378,073	834,408	717,900
Selling, general and administrative	2,476,500	1,432,189	922,232
Total operating expenses	3,854,573	2,266,597	1,640,132
Loss from operations	(1,632,086)	(667,340)	(716,629)
Interest income	19,686	8,530	1,508
Interest expense	(471,259)	(198,810)	(118,851)
Other (expense) income, net	(125,373)	111,272	(41,652)
Loss before income taxes	(2,209,032)	(746,348)	(875,624)
Provision for income taxes	31,546	26,698	13,039
Net loss	(2,240,578)	(773,046)	(888,663)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(279,178)	(98,132)	—
Net loss attributable to common stockholders	$(1,961,400)	$(674,914)	$(888,663)
Net loss per share of common stock attributable to common stockholders
Basic	$(11.83)	$(4.68)	$(6.93)
Diluted	$(11.83)	$(4.68)	$(6.93)
Weighted average shares used in computing net loss per share of common stock
Basic	165,758	144,212	128,202
Diluted	165,758	144,212	128,202

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to common stockholders	$(1,961,400)	$(674,914)	$(888,663)
Unrealized gains (losses) on derivatives:
Change in net unrealized gain	—	43,220	7,443
Less: Reclassification adjustment for net (gains) losses into net loss	(5,570)	(44,904)	22
Net unrealized (loss) gain on derivatives	(5,570)	(1,684)	7,465
Foreign currency translation adjustment	62,658	(18,500)	(10,999)
Other comprehensive income (loss)	57,088	(20,184)	(3,534)
Comprehensive loss	$(1,904,312)	$(695,098)	$(892,197)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in thousands, except per share data)

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of December 31, 2014	$—	125,688	$126	$2,345,266	$(1,433,660)	$(22)	$911,710	$—	$911,710
Reclassification from mezzanine equity to equity for Convertible Senior Notes due in 2018	—	—	—	10,910	—	—	10,910	—	10,910
Issuance of common stock in August 2015 public offering at $242.00 per share, net of issuance costs of $11,122	—	3,099	3	738,405	—	—	738,408	—	738,408
Common stock issued, net of shares withheld for employee taxes	—	2,638	2	106,533	—	—	106,535		106,535
Stock-based compensation	—	—	—	208,338	—	—	208,338	—	208,338
Net loss	—	—	—	—	(888,663)	—	(888,663)	—	(888,663)
Other comprehensive loss	—	—	—	—	—	(3,534)	(3,534)	—	(3,534)
Balance as of December 31, 2015	—	131,425	131	3,409,452	(2,322,323)	(3,556)	1,083,704	—	1,083,704
Reclassification from mezzanine equity to equity for Convertible Senior Notes due in 2018	—	—	—	38,501	—	—	38,501	—	38,501
Exercises of conversion feature of Convertible Senior Notes due in 2018	—	—	—	(15,056)	—	—	(15,056)	—	(15,056)
Common stock issued, net of shares withheld for employee taxes	—	11,096	11	163,817	—	—	163,828	—	163,828
Issuance of common stock in May 2016 public offering at $215.00 per share, net of issuance costs of $14,595	—	7,915	8	1,687,139	—	—	1,687,147	—	1,687,147
Issuance of common stock upon acquisition of SolarCity and assumed awards	—	11,125	11	2,145,977	—	—	2,145,988	—	2,145,988
Stock-based compensation	—	—	—	347,357	—	—	347,357	—	347,357
Assumption of capped calls	—	—	—	(3,460)	—	—	(3,460)	—	(3,460)
Assumption of noncontrolling interests through acquisition	315,943	—	—	—	—	—	—	750,574	750,574
Contributions from noncontrolling interests through acquisition	100,996	—	—	—	—	—	—	100,531	100,531
Distributions to noncontrolling interests through acquisition	(7,137)	—	—	—	—	—	—	(10,561)	(10,561)
Net loss	(42,763)	—	—	—	(674,914)	—	(674,914)	(55,369)	(730,283)
Other comprehensive loss	—	—	—	—	—	(20,184)	(20,184)	—	(20,184)
Balance as of December 31, 2016	367,039	161,561	161	7,773,727	(2,997,237)	(23,740)	4,752,911	785,175	5,538,086
Adjustment of prior periods due to adoption of Accounting Standards Update No. 2016-09	—	—	—	15,662	(15,662)	—	—	—	—
Conversion feature of Convertible Senior Notes due in 2022	—	—	—	145,613	—	—	145,613	—	145,613
Purchases of bond hedges	—	—	—	(204,102)	—	—	(204,102)	—	(204,102)
Sales of warrants	—	—	—	52,883	—	—	52,883	—	52,883
Reclassification from mezzanine equity to equity for Convertible Senior Notes due in 2018	—	—	—	8,714	—	—	8,714	—	8,714
Exercises of conversion feature of Convertible Senior Notes due in 2018	—	1,408	2	230,151	—	—	230,153	—	230,153
Common stock issued, net of shares withheld for employee taxes	—	4,257	4	259,381	—	—	259,385	—	259,385
Issuance of common stock in March 2017 public offering at $262.00 per share, net of issuance costs of $2,854	—	1,536	2	399,645	—	—	399,647	—	399,647
Issuance of common stock upon acquisitions and assumed awards	—	35	0	10,528	—		10,528	—	10,528
Stock-based compensation	—	—	—	485,822	—	—	485,822	—	485,822
Contributions from noncontrolling interests	192,421	—	—	—	—	—	—	597,282	597,282
Distributions to noncontrolling interests	(100,703)	—	—	—	—	—	—	(163,626)	(163,626)
Buy-outs of noncontrolling interests	(2,921)	—	—	—	—	—	—	(409)	(409)
Net loss	(58,102)	—	—	—	(1,961,400)	—	(1,961,400)	(221,076)	(2,182,476)
Other comprehensive loss	—	—	—	—	—	57,088	57,088	—	57,088
Balance as of December 31, 2017	$397,734	168,797	$169	$9,178,024	$(4,974,299)	$33,348	$4,237,242	$997,346	$5,234,588

sThe accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net loss	$(2,240,578)	$(773,046)	$(888,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636,003	947,099	422,590
Stock-based compensation	466,760	334,225	197,999
Amortization of debt discounts and issuance costs	91,037	94,690	78,054
Inventory write-downs	131,665	65,520	44,940
Loss on disposals of fixed assets	105,770	34,633	37,723
Foreign currency transaction losses (gains)	52,309	(29,183)	55,765
Loss (gain) related to SolarCity acquisition	57,746	(88,727)	—
Non-cash interest and other operating activities	135,237	(15,179)	20,382
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(24,635)	(216,565)	46,267
Inventories	(178,850)	(632,867)	(369,364)
Operating lease vehicles	(1,522,573)	(1,832,836)	(1,204,496)
Prepaid expenses and other current assets	(72,084)	56,806	(29,595)
MyPower customer notes receivable and other assets	(15,453)	(49,353)	(24,362)
Accounts payable and accrued liabilities	388,206	750,640	263,345
Deferred revenue	468,902	382,962	322,203
Customer deposits	170,027	388,361	36,721
Resale value guarantee	208,718	326,934	442,295
Other long-term liabilities	81,139	132,057	23,697
Net cash used in operating activities	(60,654)	(123,829)	(524,499)
Cash Flows from Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(3,414,814)	(1,280,802)	(1,634,850)
Maturities of short-term marketable securities	—	16,667	—
Purchases of solar energy systems, leased and to be leased	(666,540)	(159,669)	—
Increases in restricted cash	(223,090)	(206,149)	(26,441)
Business combinations, net of cash acquired	(114,523)	213,523	(12,260)
Net cash used in investing activities	(4,418,967)	(1,416,430)	(1,673,551)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings	400,175	1,701,734	730,000
Proceeds from issuances of convertible and other debt	7,138,055	2,852,964	318,972
Repayments of convertible and other debt	(3,995,484)	(1,857,594)	—
Repayments of borrowings under Solar Bonds issued to related parties	(165,000)	—	—
Collateralized lease borrowings	511,321	769,709	568,745
Proceeds from exercises of stock options and other stock issuances	259,116	163,817	106,611
Principal payments on capital leases	(103,304)	(46,889)	(203,780)
Common stock and debt issuance costs	(63,111)	(20,042)	(17,025)
Purchases of convertible note hedges	(204,102)	—	—
Proceeds from settlements of convertible note hedges	287,213	—	—
Proceeds from issuances of warrants	52,883	—	—
Proceeds from issuance of common stock in private placement	—	—	20,000
Payments for settlements of warrants	(230,385)	—	—
Proceeds from investments by noncontrolling interests in subsidiaries	789,704	201,527	—
Distributions paid to noncontrolling interests in subsidiaries	(261,844)	(21,250)	—
Payments for buy-outs of noncontrolling interests in subsidiaries	(373)	—	—
Net cash provided by financing activities	4,414,864	3,743,976	1,523,523
Effect of exchange rate changes on cash and cash equivalents	39,455	(7,409)	(34,278)
Net (decrease) increase in cash and cash equivalents	(25,302)	2,196,308	(708,805)
Cash and cash equivalents, beginning of period	3,393,216	1,196,908	1,905,713
Cash and cash equivalents, end of period	$3,367,914	$3,393,216	$1,196,908
Supplemental Non-Cash Investing and Financing Activities
Shares issued in connection with business combinations and assumed vested awards	$10,528	$2,145,977	$—
Acquisitions of property and equipment included in liabilities	$914,108	$663,771	$267,334
Estimated fair value of facilities under build-to-suit leases	$313,483	$307,879	$174,749
Supplemental Disclosures
Cash paid during the period for interest, net of amounts capitalized	$182,571	$38,693	$32,060
Cash paid during the period for taxes, net of refunds	$65,695	$16,385	$9,461

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We form VIEs with financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs (see Note 18, VIE Arrangements). We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the amortization period of these elements, the collectability of accounts receivable, inventory valuation, fair value of long-lived assets, fair value of financial instruments, residual value of operating lease vehicles, depreciable lives of property and equipment and solar energy systems, fair value and residual value of solar energy systems subject to leases, warranty liabilities, income taxes, contingencies, the accrued liability for solar energy system performance guarantees, determining lease pass-through financing obligations, the discount rates used to determine the fair value of investment tax credits, the valuation of build-to-suit lease assets, fair value of interest rate swaps and inputs used to value stock-based compensation. In addition, estimates and assumptions are used for the accounting for business combinations, including the fair values and useful lives of acquired assets, assumed liabilities and noncontrolling interests. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue for products and services when: (i) a persuasive evidence of an arrangement exists; (ii) delivery has occurred and there are no uncertainties regarding customer acceptance; (iii) pricing or fees are fixed or determinable and (iv) collection is reasonably assured.

Automotive Revenue

Automotive revenue includes revenues related to deliveries of new vehicles, sales of regulatory credits to other automotive manufacturers and specific other elements that meet the definition of a deliverable under multiple-element accounting guidance, including free internet connectivity, free access to our Supercharger network and future free over-the-air software updates. These other elements are valued on a stand-alone basis, and we recognize their revenue over our performance period, which is generally the eight-year life of the vehicle, except for internet connectivity, which is over the free four-year period. If we sell a deliverable separately, we use that pricing to determine its fair value; otherwise, we use our best estimated selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available. At the time of revenue recognition, we record a reserve against revenue for estimated future product returns. Such estimates are based on historical experience and are immaterial in all periods presented. In addition, any fees that are paid or payable by us to a customer’s lender, when we arrange the financing, would be recognized as an offset against automotive sales revenue, in accordance with ASC 605-50, Customer Payments and Incentives.

As of December 31, 2017 and 2016, we had deferred $498.9 million and $291.2 million, respectively, related to the purchase of vehicle maintenance and service plans, access to our Supercharger network, internet connectivity, autopilot and over-the-air software updates.

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

Resale Value Guarantees and Other Financing Programs

Vehicle sales to customers with a resale value guarantee

Prior to June 30, 2016, we offered resale value guarantees or similar buy-back terms to all customers who purchased vehicles and who financed their vehicles through one of our specified commercial banking partners. Since June 30, 2016, this program is available only in certain international markets. Under this program, customers have the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a determined resale value. Although we receive full payment for the vehicle sales price at the time of delivery, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalize the cost of these vehicles on the consolidated balance sheet as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue, and the net book value of the leased vehicle is expensed to cost of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on the consolidated balance sheet to used vehicle inventory. As of December 31, 2017 and 2016, $375.7 million and $179.5 million, respectively, of the guarantees were exercisable by customers within the next 12 months.

Vehicle sales to leasing partners with a resale value guarantee

We also offer resale value guarantees in connection with automobile sales to certain leasing partners. As we have guaranteed the value of these vehicles and as the vehicles are leased to end-customers, we account for these transactions as interest bearing collateralized borrowings as required under ASC 840, Leases. Under this program, cash is received for the full price of the vehicle and is recorded within resale value guarantees for the long-term portion and deferred revenue for the current portion. We accrete the deferred revenue amount to automotive leasing revenue on a straight-line basis over the guarantee period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheet, and we record depreciation from these vehicles to cost of automotive leasing revenue during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease borrowings within cash flows from financing activities in the consolidated statement of cash flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the resale value guarantee amount or paying a shortfall to the guarantee amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our guarantee period, we expense the net value of the leased vehicle to cost of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $742.9 million and $855.9 million as of December 31, 2017 and 2016, respectively, including $411.6 million within a 12-month period from December 31, 2017.

As of December 31, 2017 and 2016, we had $1.64 billion and $1.18 billion of such borrowings recorded in resale value guarantees and $339.5 million and $289.1 million recorded in deferred revenue liability, respectively. As of December 31, 2017 and 2016, we had a total of $26.2 million and $57.0 million, respectively, in accounts receivable from our leasing partners.

On a quarterly basis, we assess the estimated market values of vehicles under our resale value guarantee program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Activity related to our resale value guarantee and similar programs consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Operating Lease Vehicles
Operating lease vehicles—beginning of period	$2,462,061	$1,556,529
Net increase in operating lease vehicles	1,208,445	1,355,128
Depreciation expense recorded in cost of automotive leasing revenues	(377,491)	(255,167)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of early cancellation of resale value guarantee	(22,156)	(13,495)
Additional depreciation expense recorded in cost of automotive leasing revenues as a result of expiration	(138,760)	(114,264)
Increases to inventory from vehicles returned under our trade-in program and exercises of resale value guarantee	(76,675)	(66,670)
Operating lease vehicles—end of period	$3,055,424	$2,462,061

Deferred Revenue
Deferred revenue—beginning of period	$916,652	$679,132
Net increase in deferred revenue from new vehicle deliveries and reclassification of collateralized borrowing from long-term to short-term	742,817	715,011
Amortization of deferred revenue and short-term collateralized borrowing recorded in automotive leasing revenue	(634,317)	(457,113)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(3,451)	(5,192)
Recognition of deferred revenue resulting from return of vehicle under trade-in program, expiration, and exercises of resale value guarantee	(15,765)	(15,186)
Deferred revenue—end of period	$1,005,936	$916,652

Resale Value Guarantee
Resale value guarantee liability—beginning of period	$2,389,927	$1,430,573
Increase in resale value guarantee	1,201,660	1,267,445
Reclassification from long-term to short-term collateralized borrowing	(257,075)	(116,078)
Additional revenue recorded in automotive leasing revenue as a result of early cancellation of resale value guarantee	(18,781)	(16,543)
Release of resale value guarantee resulting from return of vehicle under trade-in program and exercises	(80,599)	(62,919)
Release of resale value guarantee resulting from expiration of resale value guarantee	(138,577)	(112,551)
Resale value guarantee liability—end of period	$3,096,555	$2,389,927

Direct Vehicle Leasing Program

We offer a vehicle leasing program in certain locations in the North America and Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases, and we recognize leasing revenues on a straight-line basis over the contractual term and record the depreciation of these vehicles to cost of automotive leasing revenue. As of December 31, 2017 and 2016, we had deferred $96.6 million and $67.2 million, respectively, of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive leasing revenue, and for the years ended December 31, 2017, 2016 and 2015, we recognized $220.6 million, $112.7 million and $41.2 million, respectively.

Regulatory Credits

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero-emission vehicles. These laws and regulations provide that a manufacturer of zero-emission vehicles may earn regulatory credits (“ZEV credits”) and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Similar regulations exist at the federal level that require compliance related to greenhouse gas (“GHG”) emissions and also allow for the sale of excess credits by one manufacturer to other manufacturers. As a manufacturer solely of zero-emission vehicles, we have earned emission credits, such as ZEV and GHG credits, on our vehicles, and we expect to continue to earn these credits in the future. We enter into contractual agreements with third-parties to purchase our regulatory credits.

We recognize revenue on the sale of regulatory credits at the time legal title to the regulatory credits is transferred to the purchasing party as automotive revenue in the consolidated statement of operations. Revenue from the sale of regulatory credits totaled $360.3 million, $302.3 million and $168.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Additionally, we have entered into agreements with the State of Nevada and Storey County in Nevada that will provide abatements for sales, use, real property, personal property and employer excise taxes, discounts to the base tariff energy rates and transferable tax credits. These incentives are available for the applicable periods beginning on October 17, 2014 and ending on June 30, 2034, subject to capital investments by us and our partners for Gigafactory 1 of at least $3.50 billion in the aggregate on or before June 30, 2024, which were met as of December 31, 2017, and certain other conditions specified in the agreements. If we do not satisfy one or more conditions under the agreement, we would be required to repay to the respective taxing authorities the amounts of the tax incentives incurred plus interest. As of December 31, 2017 and 2016, we had earned $163.0 million and $45 million, respectively, of transferable tax credits under these agreements. We record these credits as earned when we have evidence there is a market for their sale. Credits are applied as a cost offset to either employee expense or to capital assets, depending on the source of the credits. Credits earned from employee hires or capital spending by our partners at Gigafactory 1 are recorded as a reduction to operating expenses.

Service and Other Revenue

Service and other revenue consists of repair and maintenance services, service plans, merchandise, sales of used Tesla vehicles, sales of electric vehicle powertrain components and systems to other manufacturers and sales of non-Tesla vehicle trade-ins.

Energy Generation and Storage Segment

For solar energy systems and components sales wherein customers pay the full purchase price, either directly or through the solar loan program, revenue is recognized when we install a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. In instances where there are multiple deliverables in a single arrangement, we allocate the arrangement consideration to the various elements in the arrangement based on the relative selling price method. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work-in-progress in the consolidated balance sheet. However, any fees that are paid or payable by us to a solar loan lender would be recognized as an offset against energy generation and storage revenue, in accordance with ASC 605-50, Customer Payments and Incentives. Revenue from an energy storage product sale is recognized when the product has been delivered, installed and accepted by the customer, provided all other revenue recognition criteria have been met.

For revenue arrangements where we are the lessor under operating lease agreements for solar energy systems, including energy storage products, we record lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria have been met. For incentives that are earned based on the amount of electricity generated by the system, we record revenue as the amounts are earned. The difference between the payments received and the revenue recognized is recorded as deferred revenue on the consolidated balance sheet.

For solar energy systems where customers purchase electricity from us under power purchase agreements, we have determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term, as well as the fees charged for remote monitoring service, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2017 and 2016, deferred revenue related to such customer payments amounted to $320.0 million and $268.2 million, respectively. As of December 31, 2017 and 2016, deferred revenue from rebates and incentives was not material.

We capitalize initial direct costs from the origination of solar energy system leases or power purchase agreements (i.e. the incremental cost of contract administration, referral fees and sales commissions) as an element of solar energy systems, leased and to be leased, net, and subsequently amortize these costs over the term of the related lease or power purchase agreement.

Cost of Revenue

Automotive

Cost of automotive revenue includes direct parts, material and labor costs, manufacturing overhead (including amortized tooling costs), shipping and logistic costs, vehicle internet connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive revenue also includes adjustments to warranty expense and charges to write-down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for on-hand inventory that is either obsolete or in excess of forecasted demand.

Automotive Leasing

Cost of automotive leasing revenue includes primarily the amortization of operating lease vehicles over the lease term as well as warranty expenses recognized as incurred.

Service and Other

Cost of service and other revenue includes direct parts, material and labor costs, manufacturing overhead associated with sales of electric vehicle powertrain components and systems to other manufacturers, costs associated with providing maintenance and development services and costs associated with sales of used vehicles.

Energy Generation and Storage

Energy generation and storage cost of revenue includes direct and indirect material and labor costs, warehouse rent, freight, warranty expense, other overhead costs and amortization of certain acquired intangible assets. In addition, where arrangements are accounted for as operating leases, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs.

Sales and Other Use Taxes

Taxes assessed by various government entities, such as sales, use and value added taxes, collected at the time of sale are excluded from automotive net sales and revenue.

Transportation Costs

Amounts billed to customers related to shipping and handling are classified as automotive revenue, and the related transportation costs are included in cost of automotive revenue.

Research and Development Costs

Research and development costs are expensed as incurred.

Marketing, Promotional and Advertising Costs

Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. We incurred marketing, promotional and advertising costs of $66.5 million, $48.0 million and $58.3 million in the years ended December 31, 2017, 2016 and 2015, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on cash flow hedges and available-for-sale marketable securities and foreign currency translation adjustments that have been excluded from the determination of net income (loss).

Stock-Based Compensation

We recognize compensation expense for costs related to all share-based payments, including stock options, restricted stock units (“RSUs”) and our employee stock purchase plan (the “ESPP”). The fair value of stock options and the ESPP is estimated on the grant or offering date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures in the period (prior to 2017, net of estimated projected forfeitures). Stock-based compensation associated with awards assumed from the acquisition of SolarCity Corporation (“SolarCity”) is measured as of the acquisition date using the relevant assumptions and recognized on a straight-line basis over the remaining requisite service period, net of actual forfeitures in the period (prior to 2017, net of estimated projected forfeitures).

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations (see Note 15, Equity Incentive Plans).

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that we enter into to finance the costs of solar energy systems and vehicles under operating leases. We have determined that the contractual provisions of the funds represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method. We, therefore, determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheet as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheet represent the amounts the third-parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and with tax laws effective at the balance sheet date and distributed to the third-parties. The third-parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third-parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of the consolidated balance sheet since these third-parties have the right to redeem their interests in the funds for cash or other assets.

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

	Year Ended December 31,
	2017	2016	2015
Stock-based awards	10,456,363	12,091,473	15,592,736
Convertible senior notes	2,315,463	841,191	2,431,265
Warrants	579,137	262,702	1,049,791

Business Combinations

We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We recognize a bargain purchase gain within other income (expense), net, on the consolidated statement of operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Our cash equivalents are primarily comprised of money market funds.

Restricted Cash and Deposits

We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash as collateral for our sales to lease partners with a resale value guarantee, letters of credit, real estate leases, insurance policies, credit card borrowing facilities and certain operating leases. In addition, restricted cash includes cash received from certain fund investors that have not been released for use by us and cash held to service certain payments under various secured debt facilities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to sales of powertrain systems, sales of energy generation and storage products, receivables from financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits to other automotive manufacturers and maintenance services on vehicles owned by leasing companies. We provide an allowance against accounts receivable to the amount we reasonably believe will be collected. We write-off accounts receivable when they are deemed uncollectible.

We typically do not carry significant accounts receivable related to our vehicle and related sales as customer payments are due prior to vehicle delivery, except for amounts due from commercial financial institutions for approved financing arrangements between our customers and the financial institutions.

MyPower Customer Notes Receivable

We have customer notes receivable under the legacy MyPower loan program. MyPower was offered by SolarCity to provide residential customers with the option to finance the purchase of a solar energy system through a 30-year loan. The outstanding balances, net of any allowance for potentially uncollectible amounts, are presented on the consolidated balance sheet as a component of prepaid expenses and other current assets for the current portion and as MyPower customer notes receivable, net of current portion, for the long-term portion. In determining the allowance and credit quality for customer notes receivable, we identify significant customers with known disputes or collection issues and also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of the allowance for losses. Since acquisition, there have been no new significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts has been insignificant. Accordingly, we did not establish an allowance for losses against customer notes receivable. In addition, there were no material non-accrual or past due customer notes receivable as of December 31, 2017.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. At times, these deposits may be in excess of insured limits. As of December 31, 2017, no entity represented 10% or more of our total accounts receivable balance. As of December 31, 2016, one entity represented approximately 10% of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles and energy storage products, which approximates actual cost on a first-in, first-out basis. In addition, cost for solar energy systems are recorded using actual cost. We record inventory write-downs for excess or obsolete inventories based upon assumptions about on current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.

We also review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Should our estimates of future selling prices or production costs change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results.

Operating Lease Vehicles

Vehicles delivered under our resale value guarantee program, vehicles that are leased as part of our leasing programs as well as any vehicles that are sold with a significant buy-back guarantee are classified as operating lease vehicles as the related revenue transactions are treated as operating leases. Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected operating lease term. The total cost of operating lease vehicles recorded on the consolidated balance sheets as of December 31, 2017 and 2016 was $4.85 billion and $3.53 billion, respectively. Accumulated depreciation related to leased vehicles as of December 31, 2017, and 2016 was $733.3 million and $399.5 million, respectively.

Solar Energy Systems, Leased and To Be Leased

We are the lessor of solar energy systems under leases that qualify as operating leases. Our leases are accounted for in accordance with ASC 840. To determine lease classification, we evaluate the lease terms to determine whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the useful life or whether the present value of the minimum lease payments exceed 90% of the fair value at lease inception. We utilize periodic appraisals to estimate useful lives and fair values at lease inception and residual values at lease termination. Solar energy systems are stated at cost less accumulated depreciation.

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Solar energy systems leased to customers	30 to 35 years
Initial direct costs related to customer solar energy system lease acquisition costs	Lease term (up to 25 years)

Solar energy systems held for lease to customers are installed systems pending interconnection with the respective utility companies and will be depreciated as solar energy systems leased to customers when they have been interconnected and placed in-service. Solar energy systems under construction represents systems that are under installation, which will be depreciated as solar energy systems leased to customers when they are completed, interconnected and leased to customers. Initial direct costs related to customer solar energy system lease acquisition costs are capitalized and amortized over the term of the related customer lease agreements.

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are recognized at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery, equipment, vehicles and office furniture	2 to 12 years
Building and building improvements	15 to 30 years
Computer equipment and software	3 to 10 years

Depreciation for tooling is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of December 31, 2017, the estimated productive life for Model S and X tooling was 250,000 vehicles based on our current estimates of production. As of December 31, 2017, the estimated productive life for Model 3 tooling was 1,000,000 vehicles based on our current estimates of production.

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases.

Upon the retirement or sale of our property, plant and equipment, the cost and associated accumulated depreciation are removed from the consolidated balance sheet, and the resulting gain or loss is reflected on the consolidated statement of operations. Maintenance and repair expenditures are expensed as incurred while major improvements that increase the functionality, output or expected life of an asset are capitalized and depreciated ratably over the identified useful life.

Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction-in-progress is included within property, plant and equipment and is amortized over the life of the related assets.

Furthermore, we are deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of our involvement with the construction, our exposure to any potential cost overruns or our other commitments under the arrangements. In these cases, we recognize build-to-suit lease assets under construction and corresponding build-to-suit lease liabilities on the consolidated balance sheet, in accordance with ASC 840. Once construction is completed, if a lease meets certain “sale-leaseback” criteria, we remove the asset and liability and account for the lease as an operating lease. Otherwise, the lease is accounted for as a capital lease.

Long-Lived Assets Including Acquired Intangible Assets

We review our property, plant and equipment, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted-down to its fair value. We have recognized no material impairments of our long-lived assets in any of the periods presented.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from two to thirty years.

Capitalization of Software Costs

For costs incurred in development of internal use software, we capitalize costs incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of three to ten years. We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Foreign Currency

We determine the functional and reporting currency of each of our international subsidiaries and their operating divisions based on the primary currency in which they operate. In cases where the functional currency is not the U.S. dollar, we recognize a cumulative translation adjustment created by the different rates we apply to accumulated deficits, including current period income or loss, and the balance sheet. For each subsidiary, we apply the monthly average functional currency rate to its income or loss and the month-end functional currency rate to translate the balance sheet.

Beginning on January 1, 2015, the functional currency of each of our foreign subsidiaries was changed to their local country’s currency. This change was based on the culmination of facts and circumstances that had developed as we expanded our foreign operations. The adjustment of $10.0 million attributable to the translation of non-monetary assets and liabilities as of the date of change is included in accumulated other comprehensive loss on the consolidated balance sheet.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other income (expense), net, on the consolidated statement of operations. For the years ended December 31, 2017, 2016 and 2015, we recorded foreign currency transaction gains (losses) of $52.3 million, $26.1 million and ($45.6) million, respectively.

Warranties

We provide a manufacturer’s warranty on all new and used vehicles, production powertrain components and systems and energy products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or power purchase agreements, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheet. Warranty expense is recorded as a component of cost of revenues. Accrued warranty activity consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accrued warranty—beginning of period	$266,655	$180,754	$129,043
Assumed warranty liability from acquisition	4,737	31,366	—
Warranty costs incurred	(122,510)	(79,147)	(52,760)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	4,342	(20,084)	1,470
Provision for warranty	248,566	153,766	103,001
Accrued warranty—end of period	$401,790	$266,655	$180,754

For the years ended December 31, 2017 and 2016, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $35.5 million and $19.0 million, respectively.

Solar Energy Systems Performance Guarantees

We guarantee certain specified minimum solar energy production output for certain solar energy systems leased or sold to customers, generally for a term of up to 30 years. We monitor the solar energy systems to ensure that these outputs are being achieved. We evaluate if any amounts are due to our customers and make any payments periodically as specified in the customer agreements. As of December 31, 2017 and 2016, we had recognized a liability of $6.3 million and $6.6 million, respectively, within accrued liabilities and other on the consolidated balance sheets, related to these guarantees based on our assessment of the exposure.

Solar Renewable Energy Credits

We account for solar renewable energy credits (“SRECs”) when they are purchased by us or sold to third-parties. For SRECs generated by solar energy systems owned by us and minted by government agencies, we do not recognize any specifically identifiable costs for those SRECs as there are no specific incremental costs incurred to generate the SRECs. For SRECs purchased by us, we record these SRECs at their cost, subject to impairment testing. We recognize revenue from the sale of an SREC when the SREC is transferred to the buyer, and the cost of the SREC, if any, is then recorded to cost of revenue.

Deferred Investment Tax Credit Revenue

We have solar energy systems that are eligible for investment tax credits (“ITCs”) that accrue to eligible property under the Internal Revenue Code (“IRC”). Under Section 50(d)(5) of the IRC and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming the ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of the ITCs. Under our lease pass-through fund arrangements, we can make a tax election to pass-through the ITCs to the investors, who are the legal lessee of the property. Therefore, we are able to monetize these ITCs to the investors who can utilize them in return for cash payments. We consider the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. Consequently, we consider the proceeds from the monetization of ITCs to be a component of revenue generated from solar energy systems.

In accordance with the relevant FASB guidance, we recognize revenue from the monetization of ITCs when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. An ITC is subject to recapture under the IRC if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed-in-service date; the recapture amount decreases on each anniversary of the placed-in-service date. Since we have an obligation to ensure that the solar energy system is in-service and operational for a term of five years in order to avoid any recapture of the ITC, we recognize revenue as the recapture amount decreases, assuming the other revenue recognition criteria above have been met. As a result, the monetized ITC is initially recorded as deferred revenue on the consolidated balance sheets, and subsequently, one-fifth of the monetized ITC is recognized as energy generation and storage revenue on the consolidated statement of operations on each anniversary of the solar energy system’s placed-in-service date over five years.

We indemnify the investors for any recapture of ITCs due to our non-compliance. We have concluded that the likelihood of a recapture event is remote, and consequently, we have not recognized a liability for this indemnification on the consolidated balance sheets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09. We will adopt the ASUs on January 1, 2018 on a modified retrospective basis through a cumulative adjustment to accumulated deficit. The adoption of the ASUs will accelerate the revenue recognition of certain vehicle sales to customers or leasing partners with a resale value guarantee, which will therefore qualify to be accounted for as sales with a right of return as opposed to the current accounting as operating leases or collateralized lease borrowings. Our interpretation is subject to change as a result of future changes in market conditions, incentives or program offerings. Upon adoption of the ASUs, we currently estimate a decrease to our beginning accumulated deficit in the range of

$520.0 million to $570.0 million before income tax effects (which are still being assessed), including the impact of adjusting deferred revenue for ITC balances, as of January 1, 2018. We are continuing to assess the impact of adopting the ASUs on the consolidated financial statements, and we are continuing to adjust our accounting policies, operational and financial reporting processes, systems and related internal controls accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and have not yet concluded whether the effect on the consolidated financial statements will be material.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, to clarify when a contingent put or call option to accelerate the repayment of debt is an embedded derivative. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is modified retrospective. We adopted the ASU on January 1, 2017, but the ASU did not have an impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. In particular, the ASU requires all income tax effects from share-based compensation to be recognized in the consolidated statement of operations when the awards vest or are settled, the ASU permits accounting for forfeitures as they occur, and the ASU permits a higher level of statutory income tax withholding without triggering liability accounting. Adoption of the ASU is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. We adopted the ASU on January 1, 2017, which increased our beginning accumulated deficit and additional paid-in capital by $15.7 million. Furthermore, our gross U.S. deferred tax assets increased by $909.1 million, which was fully offset by a corresponding increase to our valuation allowance, upon adoption. In addition, beginning on January 1, 2017, we account for forfeitures as they occur.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the classification of certain cash receipts and cash payments on the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is retrospective. We will adopt the ASU on January 1, 2018, which will impact the classifications within the consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to require the recognition of the income tax effects from an intra-entity transfer of an asset other than inventory. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is modified retrospective. We early adopted the ASU on January 1, 2017. Our adoption did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is retrospective. We will adopt the ASU on January 1, 2018, which will result in restricted cash being combined with unrestricted cash reconciling beginning and ending balances.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is prospective. We will adopt the ASU on January 1, 2018, which we anticipate will result in more transactions being accounted for as asset acquisitions rather than business acquisitions.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of the ASU is prospective. We have not yet selected an adoption date, and the ASU currently has an undetermined impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is prospective. We will adopt the ASU on January 1, 2018, which will have no impact on the consolidated financial statements upon adoption.

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

Note 3 – Business Combinations

Grohmann Acquisition

On January 3, 2017, we completed our acquisition of Grohmann Engineering GmbH (now Tesla Grohmann Automation GmbH or “Grohmann”), which specializes in the design, development and sale of automated manufacturing systems, for $109.5 million in cash. We acquired Grohmann to improve the speed and efficiency of our manufacturing processes.

At the time of acquisition, we entered into an incentive compensation arrangement for up to a maximum of $25.8 million of payments contingent upon continued service with us for 36 months after the acquisition date. Such payments would have been accounted for as compensation expense in the periods earned. However, during the three months ended March 31, 2017, we terminated the incentive compensation arrangement and accelerated the payments thereunder. As a result, we recorded the entire $25.8 million as compensation expense in the three months ended March 31, 2017, which was included within selling, general and administrative expense in the consolidated statements of operations.

Fair Value of Assets Acquired and Liabilities Assumed

Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Significant inputs used included the amount of cash flows, the expected period of the cash flows and the discount rates. During the fourth quarter of 2017, we finalized our estimate of the acquisition date fair values of the assets acquired and the liabilities assumed. Prior to finalization, there were no changes to the fair values of the assets acquired and the liabilities assumed.

The allocation of the purchase consideration was based on management’s estimate of the acquisition date fair values of the assets acquired and the liabilities assumed, as follows (in thousands):

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

Identifiable Intangible Assets Acquired

The determination of the fair values of the identified intangible assets and their respective useful lives as of the acquisition date was as follows (in thousands, except for useful lives):

	Fair Value	Useful Life (in years)
Developed technology	$12,528	10
Software	3,341	3
Customer relations	3,236	6
Trade name	1,775	7
Other	843	2
Total intangible assets	$21,723

Grohmann’s results of operations since the acquisition date have been included within the automotive segment in the consolidated statements of operations. Standalone and pro forma results of operations have not been presented because they were not material to the consolidated financial statements.

SolarCity Acquisition

On November 21, 2016 (the “Acquisition Date”), we completed our acquisition of SolarCity. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), each issued and outstanding share of SolarCity common stock was converted into 0.110 (the “Exchange Ratio”) shares of our common stock. In addition, SolarCity’s stock option awards and restricted stock unit awards were assumed by us and converted into corresponding equity awards in respect of our common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition.

Fair Value of Purchase Consideration

The Acquisition Date fair value of the purchase consideration was as follows (in thousands, except for share and per share amounts):

Total fair value of Tesla common stock issued (11,124,497 shares issued at $185.04 per share)	$2,058,477
Fair value of replacement Tesla stock options and restricted stock units for vested SolarCity awards	87,500
Total purchase price	$2,145,977

Furthermore, the assumed unvested SolarCity awards of $95.9 million are recognized as stock-based compensation expense over the remaining requisite service period. Per ASC 805, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718, Stock Compensation. As a result of our issuance of replacement awards, a portion of the fair-value-based measure of the replacement awards is included in the purchase consideration. To determine the portion of the replacement awards that is part of the purchase consideration, we measured the fair value of both the replacement awards and the historical awards as of the Acquisition Date. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services were rendered.

Transaction costs of $21.7 million were expensed as incurred to selling, general and administrative expense on the consolidated statements of operations.

Fair Value of Assets Acquired and Liabilities Assumed

Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Specifically, we utilized a discounted cash flow model to value the acquired solar energy systems, leased and to be leased, as well as the noncontrolling interests in subsidiaries. Significant inputs used included the amount of cash flows, the expected period of the cash flows and the discount rates.

The allocation of the purchase consideration was based on management’s estimate of the Acquisition Date fair values of the assets acquired and the liabilities assumed, as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$213,523
Accounts receivable	74,619
Inventory	191,878
Solar energy systems, leased and to be leased	5,781,496
Property, plant and equipment	1,056,312
MyPower customer notes receivable, net of current portion	498,141
Restricted cash	129,196
Intangible assets	356,510
Prepaid expenses and other assets, current and non-current	199,864
Total assets acquired	8,501,539
Liabilities assumed:
Accounts payable	(230,078)
Accrued liabilities	(284,765)
Debt and capital leases, current and non-current	(3,403,840)
Financing obligations	(121,290)
Deferred revenue, current and non-current	(271,128)
Other liabilities	(950,423)
Total liabilities assumed	(5,261,524)
Net assets acquired	3,240,015
Noncontrolling interests redeemable and non-redeemable	(1,066,517)
Capped call options associated with 2014 convertible notes	3,460
Total net assets acquired	2,176,958
Gain on acquisition	(30,981)
Total purchase price	$2,145,977

Gain on Acquisition

Since the fair value of the net assets acquired was greater than the purchase price, we recognized a gain on acquisition of $88.7 million in the fourth quarter of 2016, which was recorded within other income (expense), net, on the consolidated statements of operations.

During the fourth quarter of 2017, we finalized our estimate of the Acquisition Date fair values of the assets acquired and the liabilities assumed. Prior to finalization, during the year ended December 31, 2017, we recorded an $11.6 million measurement period adjustment to MyPower customer notes receivable, net of current portion, and a $46.2 million measurement period adjustment to accrued liabilities. The measurement period adjustments were recorded as losses to other income (expense), net, in the consolidated statement of operations and reduced the gain on acquisition initially recognized in the fourth quarter of 2016.

Identifiable Intangible Assets Acquired

The determination of the fair values of the identified intangible assets and their respective useful lives as of the Acquisition Date was as follows (in thousands, except for useful lives):

	Fair Value	Useful Life (in years)
Developed technology	$113,361	7
Trade name	43,500	3
Favorable contracts and leases, net	112,817	15
IPR&D	86,832	Not applicable
Total intangible assets	$356,510

Unaudited Pro Forma Financial Information

The consolidated financial statements for the year ended December 31, 2016 include SolarCity’s results of operations from the Acquisition Date through December 31, 2016. Net revenues and operating loss attributable to SolarCity during this period and included in the consolidated statement of operations were $84.1 million and $68.2 million, respectively.

The following unaudited pro forma financial information gives effect to our acquisition of SolarCity as if the acquisition had occurred on January 1, 2015 (in thousands, except per share data):

	Year Ended December 31
	2016	2015

Revenue	$7,536,876	$4,354,324
Net loss attributable to common stockholders	$(702,868)	$(1,017,223)
Net loss per share of common stock, basic and diluted	$(4.56)	$(7.30)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	154,090	139,327

The unaudited pro forma financial information includes adjustments for the depreciation of solar energy systems, leased and to be leased, the intangible assets acquired, the effect of the acquisition on deferred revenue and noncontrolling interests and the transaction costs related to the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, regulatory matters, synergies, operating efficiencies or cost savings that might be associated with the acquisition. Consequently, actual results could differ from the unaudited pro forma financial information presented.

Note 4 – Goodwill and Intangible Assets

Goodwill increased to $60.2 million as of December 31, 2017 due to our acquisitions and the impact of foreign currency translation adjustments.

Information regarding our acquired intangible assets was as follows (in thousands):

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$125,889	$(19,317)	$1,847	$108,419	$113,361	$(1,740)	$111,621
Trade name	45,275	(10,924)	261	34,612	43,500	(967)	42,533
Favorable contracts and leases, net	112,817	(8,639)	—	104,178	112,817	(864)	111,953
Other	34,099	(7,775)	1,137	27,461	26,679	(3,473)	23,206
Total finite-lived intangible assets	318,080	(46,655)	3,245	274,670	296,357	(7,044)	289,313
Indefinite-lived intangible assets:
IPR&D	86,832	—	—	86,832	86,832	—	86,832
Total indefinite-lived intangible assets	86,832	—	—	86,832	86,832	—	86,832
Total intangible assets	$404,912	$(46,655)	$3,245	$361,502	$383,189	$(7,044)	$376,145

The in-process research and development (“IPR&D”), which we acquired from SolarCity, is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. We expect to complete the research and development efforts in the first half of 2018, but there can be no assurance that the commercial feasibility will be achieved. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing solar cells and modules. If commercial feasibility is not achieved, we would likely look to other alternative technologies.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

December 31, 2017
2018	$46,897
2019	44,706
2020	27,284
2021	27,284
2022	27,282
Thereafter	101,217
Total	$274,670

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

	December 31, 2017				December 31, 2016
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,163,459	$2,163,459	$—	$—	$2,226,322	$2,226,322	$—	$—
Interest rate swaps, net	59	—	59	—	1,490	—	1,490	—
Total	$2,163,518	$2,163,459	$59	$—	$2,227,812	$2,226,322	$1,490	$—

All of our cash equivalents were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the years ended December 31, 2017 and 2016, there were no transfers between the levels of the fair value hierarchy.

Cash Flow Hedges

In November 2015, we implemented a program to hedge the foreign currency exposure risk related to certain forecasted inventory purchases denominated in Japanese yen. The derivative instruments that we used were foreign currency forward contracts, which were designated as cash flow hedges with maturity dates of 12 months or less. We did not enter into any derivative contracts for trading or speculative purposes.

We documented each hedging relationship and assessed its initial effectiveness on each inception date. We measured its subsequent effectiveness on a quarterly basis using regression analysis. During the term of each effective hedge contract, we recorded gains and losses to accumulated other comprehensive income (loss). We reclassified these gains and losses to cost of automotive sales revenue when the related finished goods inventory was sold or to cost of automotive leasing revenue over the depreciation period when the related finished goods inventory was leased. All of our hedge contracts were effective, and we recorded no amounts related to hedge ineffectiveness during the years ended December 31, 2017, 2016 and 2015.

No hedge contracts were outstanding as of December 31, 2016 or thereafter. The net gain of $5.6 million in accumulated other comprehensive income (loss) as of December 31, 2016 was fully reclassified to the consolidated statement of operations during the year ended December 31, 2017. During the year ended December 31, 2016, we reclassified $44.9 million of net gains from accumulated other comprehensive income (loss) to the consolidated statement of operations. No amounts were reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations during the year ended December 31, 2015.

Interest Rate Swaps

We enter into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by certain of our lenders. We do not designate our interest rate swaps as hedging instruments. Accordingly, our interest rate swaps are recorded at fair value on the consolidated balance sheets within other assets or other long-term liabilities, with any changes in their fair values recognized as other income (expense), net, in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. As of December 31, 2016, the aggregate notional amount of our interest rate swaps, their gross asset at fair value and their gross liability at fair value were $789.6 million, $10.6 million and $12.1 million, respectively. During the year ended December 31, 2016, we recognized $7.0 million of gains related to our interest rate swaps. Our interest rate swaps outstanding were as follows as of December 31, 2017 (in thousands):

	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Gross Gains	Gross Losses
Interest rate swaps	$496,544	$5,304	$5,245	$7,192	$13,082

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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$3,722,673	$4,488,651	$2,957,288	$3,205,641
Senior notes	$1,775,550	$1,732,500	$—	$—
Participation interest	$17,545	$17,042	$16,713	$15,025
Solar asset-backed notes	$880,415	$898,145	$442,764	$428,551
Solar loan-backed notes	$236,844	$248,149	$137,024	$132,129

Note 6 – Inventory

Our inventory consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$821,396	$680,339
Work in process	243,181	233,746
Finished goods	1,013,909	1,016,731
Service parts	185,051	136,638
Total	$2,263,537	$2,067,454

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2017, 2016 and 2015, we recorded write-downs of $124.1 million, $52.8 million and $44.9 million, respectively, in cost of revenues.

Note 7 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Solar energy systems leased to customers	$6,009,977	$5,052,976
Initial direct costs related to customer solar energy system lease acquisition costs	74,709	12,774
	6,084,686	5,065,750
Less: accumulated depreciation and amortization	(220,110)	(20,157)
	5,864,576	5,045,593
Solar energy systems under construction	243,847	460,913
Solar energy systems to be leased to customers	239,067	413,374
Solar energy systems, leased and to be leased – net (1)	$6,347,490	$5,919,880

(1)

Included in solar energy systems, leased and to be leased, as of December 31, 2017 and December 31, 2016 was $36.0 million and $36.0 million, respectively, related to capital leased assets with an accumulated depreciation and amortization of $1.9 million and $0.2 million, respectively.

Note 8 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Machinery, equipment, vehicles and office furniture	$4,251,711	$2,154,367
Tooling	1,255,952	794,793
Leasehold improvements	789,751	505,295
Land and buildings	2,517,247	1,079,452
Computer equipment, hardware and software	395,067	275,655
Construction in progress	2,541,588	2,147,332
Other	—	23,548
	11,751,316	6,980,442
Less: Accumulated depreciation and amortization	(1,723,794)	(997,485)
Total	$10,027,522	$5,982,957

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and a portion of Gigafactory 1 construction. In addition, construction in progress also included certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the years ended December 31, 2017 and 2016, we capitalized $124.9 million and $46.7 million, respectively, of interest.

As of December 31, 2017 and December 31, 2016, the table above included $1.63 billion and $1.32 billion, respectively, of build-to-suit lease assets. As of December 31, 2017 and December 31, 2016, the corresponding financing liabilities of $14.9 million and $3.8 million, respectively, were recorded in accrued liabilities and $1.67 billion and $1.32 billion, respectively, were recorded in other long-term liabilities.

Depreciation and amortization expense during the years ended December 31, 2017, 2016 and 2015 was $769.3 million, $477.3 million and $278.7 million, respectively. Gross property and equipment under capital leases as of December 31, 2017 and December 31, 2016 was $688.3 million and $112.6 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates was $100.6 million and $40.2 million, respectively.

We had cumulatively capitalized costs of $3.15 billion and $1.04 billion, respectively, for Gigafactory 1 as of December 31, 2017 and December 31, 2016.

Note 9 – Non-cancellable Operating Lease Payments Receivable

As of December 31, 2017, future minimum lease payments to be received from customers under non-cancellable operating leases for each of the next five years and thereafter were as follows (in thousands):

2018	$387,343
2019	328,490
2020	242,683
2021	177,123
2022	176,752
Thereafter	2,492,490
Total	$3,804,881

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

Note 10 - Accrued Liabilities and Other

As of December 31, 2017 and 2016, accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued purchases	$753,408	$585,019
Payroll and related costs	378,284	218,792
Taxes payable	185,807	152,897
Financing obligation, current portion	67,313	52,031
Accrued warranty	125,502	116,797
Other current liabilities	221,052	84,492
Total	$1,731,366	$1,210,028

Taxes payable included value added tax, sales tax, property tax, use tax and income tax payables.

Accrued purchases reflected primarily liabilities related to the construction of Gigafactory 1, along with engineering design and testing accruals. As these services are invoiced, this balance will reduce and accounts payable will increase.

Note 11 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued warranty reserve, net of current portion	$276,289	$149,858
Build-to-suit lease liability, net of current portion	1,665,768	1,323,293
Deferred rent expense	46,820	36,966
Financing obligation, net of current portion	67,929	84,360
Liability for receipts from an investor	29,713	76,828
Other noncurrent liabilities	356,451	220,144
Total long-term liabilities	$2,442,970	$1,891,449

The liability for receipts from an investor represents the amounts received from the investor under a lease pass-through fund arrangement for the monetization of ITCs for solar energy systems not yet placed in service.

Note 12 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. Customer deposits are fully refundable; in the case of a vehicle, up to the point the vehicle is placed into the production cycle, and in the case of an energy generation or storage product, prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of December 31, 2017 and December 31, 2016, we held $853.9 million and $663.9 million, respectively, in customer deposits.

Note 13 – Convertible and Long-Term Debt Obligations

The following is a summary of our debt as of December 31, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rates	Maturity Date
Recourse debt:
1.50% Convertible Senior Notes due in 2018 ("2018 Notes")	$5,512	$5,442	$—	$—	1.50%	June 2018
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	—	869,092	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,186,131	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	841,973	—	2.375%	March 2022
5.30% Senior Notes due in 2025 ("2025 Notes")	1,800,000	—	1,775,550	—	5.30%	August 2025
Credit Agreement	1,109,000	—	1,109,000	729,929	1% plus LIBOR	June 2020
Vehicle and other Loans	16,205	15,944	261	—	1.8%-7.6%	January 2018- September 2019
2.75% Convertible Senior Notes due in 2018	230,000	222,171	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	511,389	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	86,475	—	0.0%	December 2020
Related Party Promissory Notes due in February 2018	100,000	100,000	—	—	6.5%	February 2018
Solar Bonds	32,016	7,008	24,940	—	2.6%-5.8%	March 2018- January 2031
Total recourse debt	7,239,233	350,565	6,404,811	729,929
Non-recourse debt:
Warehouse Agreements	673,811	195,382	477,867	426,189	3.1%	September 2019
Canada Credit Facility	86,708	31,106	55,603	—	3.6%-5.1%	November 2021
Term Loan due in December 2018	157,095	156,884	—	19,534	4.8%	December 2018
Term Loan due in January 2021	176,290	5,885	169,352	—	4.9%	January 2021
Revolving Aggregation Credit Facility	161,796	—	158,733	438,204	4.1%-4.5%	December 2019
Solar Renewable Energy Credit Loan Facility	38,575	15,858	22,774	—	7.3%	July 2021
Cash equity debt	482,133	12,334	454,421	—	5.3%-5.8%	July 2033- January 2035
Solar asset-backed notes	907,241	23,829	856,586	—	4.0%-7.7%	November 2038- February 2048
Solar loan-backed notes	244,498	8,006	228,838	—	4.8%-7.5%	September 2048- September 2049
Total non-recourse debt	2,928,147	449,284	2,424,174	883,927
Total debt	$10,167,380	$799,849	$8,828,985	$1,613,856

The following is a summary of our debt as of December 31, 2016 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rates	Maturity Date
Recourse debt:
2018 Notes	$205,013	$196,229	$—	$—	1.50%	June 2018
2019 Notes	920,000	—	827,620	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,132,029	—	1.25%	March 2021
Credit Agreement	969,000	—	969,000	181,000	1% plus LIBOR	June 2020
Secured Revolving Credit Facility	364,000	366,247	—	24,305	4.0%-6.0%	January 2017- December 2017
Vehicle and other Loans	23,771	17,235	6,536	—	2.9%-7.6%	March 2017- June 2019
2.75% Convertible Senior Notes due in 2018	230,000	—	212,223	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	483,820	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	113,000	—	89,418	—	0.0%	December 2020
Solar Bonds	332,060	181,582	148,948	#	1.1%-6.5%	January 2017- January 2031
Total recourse debt	5,102,844	761,293	3,869,594	205,305
Non-recourse debt:
2016 Warehouse Agreement	390,000	73,708	316,292	210,000	Various	September 2018
Canada Credit Facility	67,342	18,489	48,853	—	3.6%-4.5%	December 2020
Term Loan due in December 2017	75,467	75,715	—	52,173	4.2%	December 2017
Term Loan due in January 2021	183,388	5,860	176,169	—	4.5%	January 2021
MyPower Revolving Credit Facility	133,762	133,827	—	56,238	4.1%-6.6%	January 2017
Revolving Aggregation Credit Facility	424,757	—	427,944	335,243	4.0%-4.8%	December 2018
Solar Renewable Energy Credit Term Loan	38,124	12,491	26,262	—	6.6%-9.9%	April 2017- July 2021
Cash equity debt	496,654	13,642	466,741	—	5.3%-5.8%	July 2033- January 2035
Solar asset-backed notes	458,836	16,113	426,651	—	4.0%-7.5%	November 2038- September 2046
Solar loan-backed notes	140,586	3,514	133,510	—	4.8%-6.9%	September 2048
Total non-recourse debt	2,408,916	353,359	2,022,422	653,654
Total debt	$7,511,760	$1,114,652	$5,892,016	$858,959
#	Out of the $350.0 million authorized to be issued, $17.9 million remained available to be issued.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts or deferred financing costs. As of December 31, 2017, we were in compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

2018 Notes, Bond Hedges and Warrant Transactions

In May 2013, we issued $660.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due in June 2018 in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $648.0 million.

Each $1,000 of principal of the 2018 Notes is initially convertible into 8.0306 shares of our common stock, which is equivalent to an initial conversion price of $124.52 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2018 Notes may convert, at their option, on or after March 1, 2018. Further, holders of the 2018 Notes may convert, at their option, prior to March 1, 2018 only under the following circumstances: (1) during any quarter beginning after September 30, 2013, if the closing price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days immediately preceding the quarter is greater than or equal to 130% of the conversion price; (2) during the five-business day period following any five-consecutive trading day period in which the trading price of the 2018 Notes is less than 98% of the product of the closing price of our common stock for each day during such five-consecutive trading day period or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon conversion, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2018 Notes may require us to repurchase all or a portion of their 2018 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its 2018 Notes in connection with such an event in certain circumstances. As of December 31, 2017, at least one of the conditions permitting the holders of the 2018 Notes to early convert had been met. Therefore, the 2018 Notes were classified as current.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2018 Notes. We recorded to stockholders’ equity $82.8 million for the conversion feature. The resulting debt discount is being amortized to interest expense at an effective interest rate of 4.29%.

In connection with the offering of the 2018 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) 5.3 million shares of our common stock at a price of $124.52 per share. The cost of the convertible note hedge transactions was $177.5 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) 5.3 million shares of our common stock at a price of $184.48 per share. We received $120.3 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of the warrants are intended to reduce potential dilution from the conversion of the 2018 Notes and to effectively increase the overall conversion price from $124.52 to $184.48 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

In the second quarter of 2017, $144.8 million in aggregate principal amount of the 2018 Notes were exchanged for 1,163,442 shares of our common stock (see Note 14, Common Stock). As a result, we recognized a loss on debt extinguishment of $1.1 million.

In the third quarter of 2017, $42.7 million in aggregate principal amount of the 2018 Notes were exchanged or converted for 250,198 shares of our common stock (see Note 14, Common Stock) and $32.7 million in cash. As a result, we recognized a loss on debt extinguishment of $0.3 million.

In the fourth quarter of 2017, $12.0 million in aggregate principal amount of the 2018 Notes were exchanged or converted for 96,634 shares of our common stock (see Note 14, Common Stock). As a result, we recognized a loss on debt extinguishment of $0.1 million.

2019 Notes, 2021 Notes, Bond Hedges and Warrant Transactions

In March 2014, we issued $800.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due in March 2019 and $1.20 billion in aggregate principal amount of 1.25% Convertible Senior Notes due in March 2021 in a public offering. In April 2014, we issued an additional $120.0 million in aggregate principal amount of the 2019 Notes and $180.0 million in aggregate principal amount of the 2021 Notes, pursuant to the exercise in full of the overallotment options by the underwriters. The total net proceeds from the issuances, after deducting transaction costs, were $905.8 million for the 2019 Notes and $1.36 billion for the 2021 Notes.

Each $1,000 of principal of these notes is initially convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may elect to convert on or after December 1, 2018 for the 2019 Notes and December 1, 2020 for the 2021 Notes. The settlement of such an election to convert the 2019 Notes would be in cash and/or shares of our common stock, with the split at our discretion, on the maturity date. The settlement of such an election to convert the 2021 Notes would be in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock), on the maturity date. Further, holders of these notes may convert, at their option, prior to the respective dates above only under the following circumstances: (1) during a quarter in which the closing price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days immediately preceding the quarter is greater than or equal to 130% of the conversion price; (2) during the five-business day period following any five-consecutive trading day period in which the trading price of these notes is less than 98% of the product of the closing price of our common stock for each day during such five-consecutive trading day period or

(3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon such a conversion of the 2019 Notes, we would pay or deliver (as applicable) cash, shares of our common stock or a combination thereof, at our election. Upon such a conversion of the 2021 Notes, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the applicable maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. As of December 31, 2017, none of the conditions permitting the holders of these notes to early convert had been met. Therefore, these notes were classified as long-term.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion features associated with these notes. We recorded to stockholders’ equity $188.1 million for the 2019 Notes’ conversion feature and $369.4 million for the 2021 Notes’ conversion feature. The resulting debt discounts are being amortized to interest expense at an effective interest rate of 4.89% and 5.96%, respectively.

In connection with the offering of these notes in March 2014, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of 5.6 million shares of our common stock at a price of $359.87 per share. The total cost of the convertible note hedge transactions was $524.7 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) 2.2 million shares of our common stock at a price of $512.66 per share for the 2019 Notes and 3.3 million shares of our common stock at a price of $560.64 per share for 2021 Notes. We received $338.4 million in total cash proceeds from the sales of these warrants. Similarly, in connection with the issuance of the additional notes in April 2014, we entered into convertible note hedge transactions and paid a total of $78.7 million. In addition, we sold warrants to purchase initially (subject to adjustment for certain specified events) 0.3 million shares of our common stock at a price of $512.66 per share for the 2019 Notes and 0.5 million shares of our common stock at a price of $560.64 per share for the 2021 Notes. We received $50.8 million in total cash proceeds from the sales of these warrants. Taken together, the purchases of the convertible note hedges and the sales of the warrants are intended to reduce potential dilution and/or cash payments from the conversion of these notes and to effectively increase the overall conversion price from $359.87 to $512.66 per share for the 2019 Notes and from $359.87 to $560.64 per share for the 2021 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

2022 Notes, Bond Hedges and Warrant Transactions

In March 2017, we issued $977.5 million in aggregate principal amount of 2.375% Convertible Senior Notes due in March 2022 in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $965.9 million.

Each $1,000 of principal of the 2022 Notes is initially convertible into 3.0534 shares of our common stock, which is equivalent to an initial conversion price of $327.50 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2022 Notes may convert, at their option, on or after December 15, 2021. Further, holders of the 2022 Notes may convert, at their option, prior to December 15, 2021 only under the following circumstances: (1) during any quarter beginning after June 30, 2017, if the closing price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days immediately preceding the quarter is greater than or equal to 130% of the conversion price; (2) during the five-business day period following any five-consecutive trading day period in which the trading price of the 2022 Notes is less than 98% of the product of the closing price of our common stock for each day during such five-consecutive trading day period or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon a conversion, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2022 Notes may require us to repurchase all or a portion of their 2022 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such an event in certain circumstances. As of December 31, 2017, none of the conditions permitting the holders of the 2022 Notes to early convert had been met. Therefore, the 2022 Notes are classified as long-term.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2022 Notes. We recorded to stockholders’ equity $145.6 million for the conversion feature. The resulting debt discount is being amortized to interest expense at an effective interest rate of 6.00%.

In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) 3.0 million shares of our common stock at a price of $327.50 per share. The cost of the convertible note hedge transactions was $204.1 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) 3.0 million shares of our common stock at a price of $655.00 per share. We received $52.9 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of the warrants are intended to reduce potential dilution from the conversion of the 2022 Notes and to effectively increase the overall conversion price from $327.50 to $655.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

2025 Notes

In August 2017, we issued $1.80 billion in aggregate principal amount of unsecured 5.30% Senior Notes due in August 2025 pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from the issuance, after deducting transaction costs, were $1.77 billion.

Credit Agreement

In June 2015, we entered into a senior asset-based revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders’ “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. The Credit Agreement is secured by certain of our accounts receivable, inventory and equipment. Availability under the Credit Agreement is based on the value of such assets, as reduced by certain reserves. During 2017, the committed amount under the Credit Agreement was upsized three times.

Secured Revolving Credit Facility

SolarCity entered into a revolving credit agreement with a syndicate of banks (the “Secured Revolving Credit Facility”) to fund working capital, letters of credit and general corporate needs. Borrowed funds bore interest, at our option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments was 0.375% per annum. The Secured Revolving Credit Facility was secured by certain of SolarCity’s accounts receivable, inventory, machinery, equipment and other assets. In August 2017, the Secured Revolving Credit Facility was terminated, and the aggregate outstanding principal amount of $324.0 million was fully repaid.

Vehicle and Other Loans

We have entered into various vehicle and other loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed.

2.75% Convertible Senior Notes due in 2018

In October 2013, SolarCity issued $230.0 million in aggregate principal amount of 2.75% Convertible Senior Notes due on November 1, 2018 in a public offering.

Each $1,000 of principal of the convertible senior notes is now convertible into 1.7838 shares of our common stock, which is equivalent to a conversion price of $560.64 per share (subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers). Holders of the convertible senior notes may convert, at their option, at any time up to and including the second trading day prior to the maturity date. If certain events that would constitute a make-whole fundamental change (such as significant changes in ownership, corporate structure or tradability of our common stock) occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 2.3635 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $423.10 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes.

1.625% Convertible Senior Notes due in 2019

In September 2014, SolarCity issued $500.0 million and in October 2014, SolarCity issued an additional $66.0 million in aggregate principal amount of 1.625% Convertible Senior Notes due on November 1, 2019 in a private placement.

Each $1,000 of principal of the convertible senior notes is now convertible into 1.3169 shares of our common stock, which is equivalent to a conversion price of $759.36 per share (subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers). The maximum conversion rate is capped at 1.7449 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $573.10 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes.

In connection with the issuance of the convertible senior notes in September and October 2014, SolarCity entered into capped call option agreements to reduce the potential dilution upon the conversion of the convertible senior notes. Specifically, upon the exercise of the capped call options, we would now receive shares of our common stock equal to 745,377 shares multiplied by (a) (i) the lower of $1,146.18 or the then market price of our common stock less (ii) $759.36 and divided by (b) the then market price of our common stock. The results of this formula are that we would receive more shares as the market price of our common stock exceeds $759.36 and approaches $1,146.18, but we would receive less shares as the market price of our common stock exceeds $1,146.18. Consequently, if the convertible senior notes are converted, then the number of shares to be issued by us would be effectively partially offset by the shares received by us under the capped call options. We can also elect to receive the equivalent value of cash in lieu of shares. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019, and the formula above would be adjusted in the event of a merger; a tender offer; nationalization; insolvency; delisting of our common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events or an announcement of certain of the preceding actions. Although intended to reduce the net number of shares issued after a conversion of the convertible senior notes, the capped call options were separately negotiated transactions, are not a part of the terms of the convertible senior notes, do not affect the rights of the convertible senior note holders and take effect regardless of whether the convertible senior notes are actually converted. The capped call options meet the criteria for equity classification because they are indexed to our common stock and we always control whether settlement will be in shares or cash.

Zero-Coupon Convertible Senior Notes due in 2020

In December 2015, SolarCity issued $113.0 million in aggregate principal amount of Zero-Coupon Convertible Senior Notes due on December 1, 2020 in a private placement. $13.0 million of the convertible senior notes were issued to related parties and are separately presented on the consolidated balance sheets (see Note 21, Related Party Transactions).

Each $1,000 of principal of the convertible senior notes is now convertible into 3.3333 shares of our common stock, which is equivalent to a conversion price of $300.00 per share (subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers). The maximum conversion rate is capped at 4.2308 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $236.36 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes. On or after June 30, 2017, the convertible senior notes are redeemable by us in the event that the closing price of our common stock exceeds 200% of the conversion price for 45 consecutive trading days ending within three trading days of such redemption notice at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.

On April 26, 2017, our CEO converted all of his Zero-Coupon Convertible Senior Notes due in 2020, which had an aggregate principal amount of $10.0 million (see Note 14, Common Stock). As a result, we recognized a loss on debt extinguishment of $2.2 million.

Related Party Promissory Notes due in February 2018

On April 11, 2017, our CEO, SolarCity’s former CEO and SolarCity’s former Chief Technology Officer exchanged their $100.0 million (collectively) in aggregate principal amount of 6.50% Solar Bonds due in February 2018 for promissory notes in the same amounts and with substantially the same terms.

Solar Bonds

Solar Bonds are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. Solar Bonds were issued under multiple series with various terms and interest rates. In April 2017, we extinguished certain series of Solar Bonds by prepaying $20.9 million of principal and interest. See Note 21, Related Party Transactions, for Solar Bonds issued to related parties.

Warehouse Agreements

On August 31, 2016, our subsidiaries entered into the a loan and security agreement (the “2016 Warehouse Agreement”) for borrowings secured by the future cash flows arising from certain leases and the associated leased vehicles. On August 17, 2017, the 2016 Warehouse Agreement was amended to modify the interest rates and extend the availability period and the maturity date, and our subsidiaries entered into another loan and security agreement with substantially the same terms as and that shares the same committed amount with the 2016 Warehouse Agreement. We refer to these agreements together as the “Warehouse Agreements.” Amounts drawn under the Warehouse Agreements generally bear interest at (i) LIBOR plus a fixed margin or (ii) the commercial paper rate. The Warehouse Agreements are non-recourse to our other assets.

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

Canada Credit Facility

In December 2016, one of our subsidiaries entered into a credit agreement (the “Canada Credit Facility”) with a bank for borrowings secured by our interests in certain vehicle leases, and in December 2017, the Canada Credit Facility was amended to add our interests in additional vehicle leases as collateral, allowing us to draw additional funds. Amounts drawn under the Canada Credit Facility bear interest at fixed rates. The Canada Credit Facility is non-recourse to our other assets.

Term Loan due in December 2018

On March 31, 2016, a subsidiary of SolarCity entered into an agreement for a term loan. The term loan bears interest at an annual rate of the lender’s cost of funds plus 3.25%. The fee for undrawn commitments is 0.85% per annum. On March 31, 2017, the agreement was amended to upsize the committed amount, extend the availability period and extend the maturity date. The term loan is secured by substantially all of the assets of the subsidiary and is non-recourse to our other assets.

Term Loan due in January 2021

In January 2016, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a term loan. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to our other assets.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of SolarCity entered into a revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The Class A notes bore interest at an annual rate of 2.50% plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bore interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments under the Class A notes was 0.50% per annum. The fee for undrawn commitments under the Class B notes was 0.50% per annum. The MyPower revolving credit facility was secured by the payments owed to us under MyPower customer loans and was non-recourse to our other assets. On January 27, 2017, the MyPower revolving credit facility matured, and the aggregate outstanding principal amount of $133.8 million was fully repaid.

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a revolving aggregation credit facility. On March 23, 2016 and June 23, 2017, the agreement was amended to modify the interest rates and extend the availability period and the maturity date. The revolving aggregation credit facility bears interest at an annual rate of 2.75% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at our option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets of certain of our subsidiaries and is non-recourse to our other assets.

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

Cash Equity Debt I

In connection with the cash equity financing on May 2, 2016, SolarCity issued $121.7 million in aggregate principal amount of debt that bears interest at a fixed rate. This debt is secured by, among other things, our interests in certain financing funds and is non-recourse to our other assets.

Cash Equity Debt II

In connection with the cash equity financing on September 8, 2016, SolarCity issued $210.0 million in aggregate principal amount of debt that bears interest at a fixed rate. This debt is secured by, among other things, our interests in certain financing funds and is non-recourse to our other assets.

Cash Equity Debt III

In connection with the cash equity financing on December 16, 2016, we issued $170.0 million in aggregate principal amount of debt that bears interest at a fixed rate. This debt is secured by, among other things, our interests in certain financing funds and is non-recourse to our other assets.

Solar Asset-backed Notes, Series 2013-1

In November 2013, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a Special Purpose Entity (“SPE”) and issued $54.4 million in aggregate principal amount of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2017, these solar assets had a carrying value of $89.0 million and are included within solar energy systems, leased and to be leased, net, on the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for the solar energy systems.

In connection with the pooling of the solar assets that were transferred to the SPE in November 2013, SolarCity terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing, and the amount outstanding under the lease pass-through arrangement was recorded as a lease pass-through financing obligation. The balance that was then outstanding under the lease pass-through arrangement was $56.4 million. SolarCity paid the investor an aggregate of $40.2 million, and the remaining balance is paid over time using the net cash flows generated by the assets previously leased under the lease pass-through arrangement, after payment of the principal and interest on the Solar Asset-backed Notes and expenses related to the assets and the Solar Asset-backed Notes; this was contractually documented as a right to participate in the future cash flows of the SPE (“participation interest”). The participation interest was recorded as a component of other long-term liabilities for the non-current portion and accrued liabilities for the current portion. We account for the participation interest as a liability because the investor has no voting or management rights in the SPE, the participation interest would terminate upon the investor achieving a specified return and the investor has the option to put the participation interest to us on August 3, 2021 for the amount necessary for the investor to achieve the specified return, which would require us to settle the participation interest in cash. In addition, under the terms of the participation interest, we have the option to purchase the participation interest from the investor for the amount necessary for the investor to achieve the specified return.

Solar Asset-backed Notes, 2014-1

In April 2014, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal amount of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2017, these solar assets had a carrying value of $109.3 million and are included within solar energy systems, leased and to be leased, net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for the solar energy systems.

Solar Asset-backed Notes, Series 2014-2

In July 2014, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal amount of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal amount of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2017, these solar assets had a carrying value of $255.7 million and are included within solar energy systems, leased and to be leased, net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for certain of the solar energy systems.

Solar Asset-backed Notes, Series 2015-1

In August 2015, SolarCity pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal amount of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal amount of Solar Asset-backed Notes, Series 2015-1, Class B, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets.

Solar Asset-backed Notes, Series 2016-1

In February 2016, SolarCity transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $52.2 million in aggregate principal amount of Solar Asset-backed Notes, Series 2016-1, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2017, these solar assets had a carrying value of $84.3 million and are included within solar energy systems, leased and to be leased, net, on the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 6.71%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for certain of the solar energy systems.

Solar Asset-backed Notes, Series 2017-1

In November 2017, we pooled and transferred our interests in certain financing funds into a SPE and issued $265.0 million in aggregate principal amount of Solar Asset-backed Notes, Series 2017-1, Class A, and $75.0 million in aggregate principal amount of Solar Asset-backed Notes, Series 2017-1, Class B, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The Solar Asset-backed Notes were issued at a discount of 0.01% for Class A and 0.04% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets.

Solar Asset-backed Notes, Series 2017-2

In December 2017, we transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $99.0 million in aggregate principal amount of Solar Asset-backed Notes, Series 2017-2, Class A, and $31.9 million in aggregate principal amount of Solar Asset-backed Notes, Series 2017-2, Class B, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2017, these solar assets had a carrying value of $217.2 million and are included within solar energy systems, leased and to be leased, net, on the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01% for Class A and 0.04% for Class B. Most of these solar assets and the associated customer contracts are leased to investors under lease pass-through arrangements that we have accounted for as borrowings. The rent paid by the investors under the lease pass-through arrangements is used (and following the expiration of the lease pass-through arrangements, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations & maintenance and administrative services for certain of the solar energy systems.

Solar Loan-backed Notes, Series 2016-A

On January 21, 2016, SolarCity pooled and transferred certain MyPower customer notes receivable into a SPE and issued $151.6 million in aggregate principal amount of Solar Loan-backed Notes, Series 2016-A, Class A, and $33.4 million in aggregate principal amount of Solar Loan-backed Notes, Series 2016-A, Class B, backed by these notes receivable to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The Solar Loan-backed Notes were issued at a discount of 3.22% for Class A and 15.90% for Class B. The payments received by the SPE from these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to our other assets.

Solar Loan-backed Notes, Series 2017-A

On January 27, 2017, we pooled and transferred certain MyPower customer notes receivable into a SPE and issued $123.0 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class A; $8.8 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class B, and $13.2 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class C, backed by these notes receivable to investors. The SPE is wholly owned by us and is consolidated in the financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these notes receivable. The Solar Loan-backed Notes were issued at a discount of 1.87% for Class A, 1.86% for Class B and 8.13% for Class C. The payments received by the SPE from these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to our other assets.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which include the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Contractual interest coupon	$39,129	$27,060	$32,061
Amortization of debt issuance costs	6,932	8,567	8,102
Amortization of debt discounts	114,023	99,811	97,786
Total	$160,084	$135,438	$137,949

Pledged Assets

As of December 31, 2017 and 2016, we had pledged or restricted $4.05 billion and $2.30 billion of our assets (consisted principally of restricted cash, receivables, inventory, SRECs, solar energy systems, property and equipment) as collateral for our outstanding debt.

Note 14 – Common Stock

In August 2015, we completed a public offering of common stock and sold a total of 3,099,173 shares of our common stock for total cash proceeds of $738.3 million (which includes 82,645 shares or $20.0 million sold to our CEO, net of underwriting discounts and offering costs).

In May 2016, we completed a public offering of common stock and sold a total of 7,915,004 shares of our common stock for total cash proceeds of approximately $1.7 billion, net of underwriting discounts and offering costs.

On November 21, 2016, we completed the acquisition of SolarCity (see Note 3, Business Combinations) and exchanged 11,124,497 shares of our common stock for 101,131,791 shares of SolarCity common stock in accordance with the terms of the Merger Agreement.

In March 2017, we completed a public offering of our common stock and issued a total of 1,536,259 shares for total cash proceeds of $399.6 million (including 95,420 shares purchased by our CEO for $25.0 million), net of underwriting discounts and offering costs.

In April 2017, our CEO exercised his right under the indenture to convert all of his Zero-Coupon Convertible Senior Notes due in 2020, which had an aggregate principal amount of $10.0 million. As a result, on April 26, 2017, we issued 33,333 shares of our common stock to our CEO in accordance with the specified conversion rate, and we recorded an increase to additional paid-in capital of $10.3 million (see Note 13, Convertible and Long-Term Debt Obligations).

During 2017, we issued 1,510,274 shares of our common stock and paid $32.7 million in cash pursuant to conversions by or exchange agreements entered into with holders of $199.5 million in aggregate principal amount of the 2018 Notes (see Note 13, Convertible and Long-Term Debt Obligations). As a result, we recorded an increase to additional paid-in capital of $163.0 million. In addition, we settled portions of the bond hedges and warrants entered into in connection with the 2018 Notes, resulting in a net cash inflow of $56.8 million (which was recorded as an increase to additional paid-in capital), the issuance of 34,393 shares of our common stock and the receipt of 169,890 shares of our common stock.

During the fourth quarter of 2017, we issued 34,772 shares of our common stock as part of the purchase consideration for an acquisition.

Note 15 – Equity Incentive Plans

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Stock options granted under the 2010 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may only be granted to our employees. Nonqualified stock options may be granted to our employees, directors and consultants. Generally, our stock options and RSUs vest over up to four years and are exercisable over a maximum period of 10 years from their grant dates. Vesting typically terminates when the employment or consulting relationship ends. In addition, as a result of our acquisition of SolarCity, we assumed its equity award plans and its outstanding equity awards as of the Acquisition Date. SolarCity’s outstanding equity awards were converted into equity awards to acquire our common stock in share amounts and prices based on the Exchange Ratio, with the equity awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition. The vesting and other terms and conditions of the assumed equity awards are substantially the same as those of the 2010 Plan.

As of December 31, 2017, 7,045,637 shares were reserved and available for issuance under the 2010 Plan.

The following table summarizes our stock option and RSU activity:

	Stock Options				RSUs
			Weighted-			Weighted-
		Weighted-	Average	Aggregate		Average
		Average	Remaining	Intrinsic		Grant
	Number of	Exercise	Contractual	Value	Number	Date Fair
	Options	Price	Life (Years)	(Billions)	of RSUs	Value
Balance, December 31, 2016	12,875,422	$96.50			4,082,089	$207.11
Granted	1,163,678	$310.13			3,073,404	$308.71
Exercised or released	(2,324,871)	$81.04		$0.54	(1,561,889)	$216.46
Cancelled	(833,204)	$327.33			(904,294)	$233.59
Balance, December 31, 2017	10,881,025	$105.56	5.3	$2.30	4,689,310	$265.43
Vested and expected to vest, December 31, 2017	10,881,025	$105.56	5.3	$2.30	4,689,310	$265.43
Exercisable and vested, December 31, 2017	8,029,228	$77.56	4.7	$1.91

The aggregate release date fair value of RSUs in the years ended December 31, 2017, 2016 and 2015 was $491.0 million, $203.9 million and $94.5 million, respectively.

Fair Value Assumptions

We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award and the ESPP on the grant date generally using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate:
Stock options	1.8%	1.5%	1.6%
ESPP	1.1%	0.6%	0.3%
Expected term (in years):
Stock options	5.1	6.2	5.4
ESPP	0.5	0.5	0.5
Expected volatility:
Stock options	42%	47%	48%
ESPP	35%	41%	42%
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	0.0%
Grant date fair value per share:
Stock options	$122.25	$98.70	$108.28
ESPP	$75.05	$51.31	$58.77

The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for zero-coupon U.S. Treasury notes with maturities approximating each grant’s expected life. Prior to the fourth quarter of 2017, given our then limited history with employee grants, we used the “simplified” method in estimating the expected term of our employee grants; the simplified method utilizes the average of the time-to-vesting and the contractual life of the employee grant. Beginning with the fourth quarter of 2017, we use our historical data in estimating the expected term of our employee grants. The expected volatility is based on the average of the implied volatility of publicly traded options for our common stock and the historical volatility of our common stock.

2014 Performance-Based Stock Option Awards

In 2014, to create incentives for continued long-term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by us, the Compensation Committee of our Board of Directors granted stock option awards to certain employees (excluding our CEO) to purchase an aggregate of 1,073,000 shares of our common stock. Each award consisted of the following four vesting tranches with the vesting schedule based entirely on the attainment of the future performance milestones, assuming continued employment and service through each vesting date:

•	1/4th of each award vests upon completion of the first Model X production vehicle;
•	1/4th of each award vests upon achieving aggregate production of 100,000 vehicles in a trailing 12-month period;
•	1/4th of each award vests upon completion of the first Model 3 production vehicle; and
•	1/4th of each award vests upon achieving an annualized gross margin of greater than 30% for any three-year period.

As of December 31, 2017, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

We begin recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of December 31, 2017, we had unrecognized stock-based compensation expense of $13.1 million for the performance milestone that was considered not probable of achievement. For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of $6.8 million, $25.3 million and $10.4 million, respectively, related to these awards.

2012 CEO Award

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our CEO (the “2012 CEO Grant”). The 2012 CEO Grant consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.00 billion, as compared to our initial market capitalization of $3.20 billion at the time of grant. As of December 31, 2017, the market capitalization conditions for all of the vesting tranches and the following performance milestones had been achieved:

•	Successful completion of the Model X alpha prototype;
•	Successful completion of the Model X beta prototype;
•	Completion of the first Model X production vehicle;
•	Aggregate production of 100,000 vehicles;
•	Successful completion of the Model 3 alpha prototype;
•	Successful completion of the Model 3 beta prototype;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 200,000 vehicles.

As of December 31, 2017, the following performance milestone was considered probable of achievement:

•	Aggregate production of 300,000 vehicles.

We begin recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of December 31, 2017, the unrecognized stock-based compensation expense for the performance milestone that was considered probable of achievement was immaterial. As of December 31, 2017, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of $5.1 million, $15.8 million and $10.6 million, respectively, related to the 2012 CEO Grant.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$43,845	$30,400	$19,244
Research and development	217,616	154,632	89,309
Selling, general and administrative	205,299	149,193	89,446
Total	$466,760	$334,225	$197,999

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As of December 31, 2017, we had $1.34 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 3.0 years.

ESPP

Our employees are eligible to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price would be 85% of the lower of the fair market value on the first and last trading days of each six-month offering period. During the years ended December 31, 2017, 2016 and 2015, we issued 370,173, 321,788 and 220,571 shares under the ESPP for $71.0 million, $51.7 million and $37.5 million, respectively. There were 1,423,978 shares available for issuance under the ESPP as of December 31, 2017.

Note 16 – Income Taxes

A provision for income taxes of $31.5 million, $26.7 million and $13.0 million has been recognized for the years ended December 31, 2017, 2016 and 2015, respectively, related primarily to our subsidiaries located outside of the U.S. Our loss before provision for income taxes for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$993,113	$130,718	$415,694
Noncontrolling interest and redeemable noncontrolling interest	279,178	98,132	—
Foreign	936,741	517,498	459,930
Loss before income taxes	$2,209,032	$746,348	$875,624

The components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(9,552)	$—	$—
State	2,029	568	525
Foreign	42,715	53,962	10,342
Total current	35,192	54,530	10,867
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(3,646)	(27,832)	2,172
Total deferred	(3,646)	(27,832)	2,172
Total provision for income taxes	$31,546	$26,698	$13,039

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the consolidated balance sheets and consolidated statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was enacted late in the fourth quarter of 2017 (and ongoing guidance and accounting interpretations are expected over the next 12 months), we consider the accounting of deferred tax re-measurements and other items, such as state tax considerations, to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. We do not expect any subsequent adjustments to have any material impact on the consolidated balance sheets or statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

Deferred tax assets (liabilities) as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	$1,575,952	$648,652
Research and development credits	306,808	208,499
Other tax credits	117,997	106,530
Deferred revenue	200,531	268,434
Inventory and warranty reserves	74,578	95,570
Stock-based compensation	96,916	120,955
Financial Instruments	3,080	—
Investment in certain financing funds	24,471	237,759
Accruals and others	23,336	67,769
Total deferred tax assets	2,423,669	1,754,168
Valuation allowance	(1,843,713)	(1,022,705)
Deferred tax assets, net of valuation allowance	579,956	731,463
Deferred tax liabilities:
Depreciation and amortization	(537,613)	(679,969)
Other	(18,734)	(3,779)
Financial Instruments	—	(22,033)
Total deferred tax liabilities	(556,347)	(705,781)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$23,609	$25,682

As of December 31, 2017, we recorded a valuation allowance of $1.84 billion for the portion of the deferred tax asset that we do not expect to be realized. The valuation on our net deferred taxes increased by $821.0 million during the year ended December 31, 2017. The valuation allowance increase is primarily due to additional U.S. deferred tax assets incurred in the current year, as well as an increase relating to adoption of ASU 2016-09, and offset by the re-measurement of the federal portion of our deferred tax assets as of December 31, 2017 from 35% to the new 21% tax rate. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets. We have net $46.5 million of deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	$(773,162)	$(261,222)	$(306,470)
State tax, net of federal benefit	2,029	568	525
Nondeductible expenses	30,138	26,547	16,711
Excess tax benefits related to stock based compensation (1)	(1,013,196)	—	—
Foreign income rate differential	364,699	206,470	172,259
U.S. tax credits	(109,501)	(162,865)	(43,911)
Noncontrolling interests and redeemable noncontrolling interests adjustment	65,920	21,964	—
Effect of U.S. tax law change (2)	722,646	—	—
Bargain in purchase gain	20,211	(31,055)	—
Other reconciling items	3,178	785	1,232
Change in valuation allowance	718,584	225,506	172,693
Provision for income taxes	$31,546	$26,698	$13,039
(1)

As of January 1, 2017, upon the adoption of ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, excess tax benefits from share-based award activity incurred from the prior and current years are reflected as a reduction of the provision for income taxes. The excess tax benefits result in an increase to our gross U.S. deferred tax assets that is offset by a corresponding increase to our valuation allowance.

(2)

Due to the Tax Act, our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 35% to 21%. The change in tax rate resulted in a decrease to our gross U.S. deferred tax assets which is offset by a corresponding decrease to our valuation allowance.

As of December 31, 2017, we had $6.42 billion of federal and $5.26 billion of state net operating loss carry-forwards available to offset future taxable income, which will not begin to significantly expire until 2024 for federal and 2028 for state purposes. A portion of these losses were generated by SolarCity prior to our acquisition in 2016 and, therefore, are subject to change of control provisions, which limit the amount of acquired tax attributes that can be utilized in a given tax year. We do not expect these change of control limitations to significantly impact our ability to utilize these attributes. Upon the adoption of ASU 2016-09, our gross U.S. deferred tax assets increased by $583.4 million, inclusive of the effect for the U.S. statutory corporate tax rate reduction from 35% to 21%, and is fully offset by a corresponding increase to our valuation allowance.

As of December 31, 2017, we had research and development tax credits of $209.0 million and $223.2 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2024. However, the state research and development tax credits can be carried-forward indefinitely. In addition, we had other general business tax credits of $116.9 million for federal income tax purposes, which will not begin to significantly expire until 2033.

Collectively, we had no foreign earnings as of December 31, 2017 and therefore was not subject to the mandatory repatriation tax provisions of the Tax Act. However, some of our foreign subsidiaries do have accumulated earnings. No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of our foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. We determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to prior ownership changes.

Uncertain Tax Positions

The changes to our gross unrecognized tax benefits were as follows (in thousands):

December 31, 2014	$41,377
Increases in balances related to prior year tax positions	6,626
Increases in balances related to current year tax positions	51,124
December 31, 2015	99,127
Increase in balances related to prior year tax positions	28,677
Increases in balances related to current year tax positions	62,805
Assumed uncertain tax positions through acquisition	13,327
December 31, 2016	203,936
Decrease in balances related to prior year tax positions	(31,493)
Increases in balances related to current year tax positions	84,352
Change in balances related to effect of U.S. tax law change	(58,050)
December 31, 2017	$198,745

As of December 31, 2017, accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. Unrecognized tax benefits of $191.0 million, if recognized, would not affect our effective tax rate since the tax benefits would increase a deferred tax asset that is currently fully offset by a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We file income tax returns in the U.S., California and various state and foreign jurisdictions. Tax years 2004 to 2016 remain subject to examination for federal income tax purposes, and tax years 2004 to 2016 remain subject to examination for California income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California income tax purposes. Tax years 2008 to 2016 remain subject to examination in other U.S. state and foreign jurisdictions.

The U.S. Tax Court issued a decision in Altera Corp v. Commissioner related to the treatment of stock-based compensation expense in a cost-sharing arrangement. As this decision can be overturned upon appeal, we have not recorded any impact as of December 31, 2017. In addition, any potential tax benefits would increase our U.S. deferred tax asset, which is currently offset with a full valuation allowance.

Note 17 – Commitments and Contingencies

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, solar energy systems and Supercharger sites, throughout the world. Included within the lease commitment table below are payments due under operating leases that have been accounted for as build-to-suit lease arrangements, which are included in property, plant and equipment on the consolidated balance sheets. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $177.7 million, $116.8 million and $68.2 million, respectively.

We have entered into various agreements to lease equipment under capital leases up to 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment on the consolidated balance sheets.

Future minimum commitments for leases as of December 31, 2017 were as follows (in thousands):

	Operating	Capital
	Leases	Leases
2018	$224,630	$127,180
2019	204,335	137,313
2020	175,612	167,281
2021	156,552	138,042
2022	130,802	133,772
Thereafter	425,295	81,627
Total minimum lease payments	$1,317,226	785,215
Less: Amounts representing interest not yet incurred		99,181
Present value of capital lease obligations		686,034
Less: Current portion		96,700
Long-term portion of capital lease obligations		$589,334

Build-to-Suit Lease Arrangement in Buffalo, New York

We have a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”) where the SUNY Foundation will construct a solar cell and panel manufacturing facility, referred to as Gigafactory 2, with our participation in the design and construction, install certain utilities and other improvements and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. The SUNY Foundation covers (i) construction costs related to the manufacturing facility up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $274.7 million and (iii) $125.3 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York; and we are responsible for any construction or equipment costs in excess of such amounts. The SUNY Foundation will own the manufacturing facility and the manufacturing equipment purchased by the SUNY Foundation. Following completion of the manufacturing facility, we will lease the manufacturing facility and the manufacturing equipment owned by the SUNY Foundation for an initial period of 10 years, with an option to renew, for $2.00 per year plus utilities.

Under the terms of the build-to-suit lease arrangement, we are required to achieve specific operational milestones during the initial lease term; which include employing a certain number of employees at the manufacturing facility, within western New York and within the State of New York within specified periods following the completion of the manufacturing facility. We are also required to spend or incur $5.00 billion in combined capital, operational expenses and other costs in the State of New York within 10 years following the achievement of full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the manufacturing facility, if we fail to meet these specified investment and job creation requirements, then we would be obligated to pay a $41.2 million “program payment” to the SUNY Foundation for each year that we fail to meet these requirements. Furthermore, if the arrangement is terminated due to a material breach by us, then additional amounts might become payable by us.

The non-cash investing and financing activities related to the arrangement during the year ended December 31, 2017 amounted to $86.1 million. The non-cash investing and financing activities related to the arrangement from the Acquisition Date through December 31, 2016 amounted to $5.6 million.

Environmental Liabilities

In connection with our factory located in Fremont, California, we are obligated to pay for the remediation of certain environmental conditions existing at the time we purchased the property from New United Motor Manufacturing, Inc. (“NUMMI”). In particular, we are responsible for the first $15.0 million of remediation costs, any remediation costs in excess of $30.0 million and any remediation costs incurred after 10 years from the purchase date. NUMMI is responsible for any remediation costs between $15.0 million and $30.0 million for up to 10 years after the purchase date.

Legal Proceedings

Proceedings Related to U.S. Treasury

In July 2012, SolarCity, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in SolarCity’s possession that relate to SolarCity’s applications for U.S. Treasury grants. In February 2013, two financing funds affiliated with SolarCity filed a lawsuit in the U.S. Court of Federal Claims against the U.S. government, seeking to recover $14.0 million that the U.S. Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the U.S. government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the U.S. government, in fact, paid them more, not less, than they were entitled to as a matter of law. In September 2017, SolarCity and the U.S. government reached a global settlement of both the investigation and SolarCity’s lawsuit. In that settlement, SolarCity admitted no wrongdoing and agreed to return approximately 5% of the U.S. Treasury cash grants it had received between 2009 and 2013, amounting to $29.5 million. The investigation is now closed and SolarCity’s lawsuit has been dismissed.

Securities Litigation Relating to SolarCity’s Financial Statements and Guidance

On March 28, 2014, a purported stockholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal. On December 4, 2017, the District Court heard oral arguments on the plaintiffs’ notice of appeal from the dismissal. We believe that the claims are without merit and intend to defend against this lawsuit and appeal vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against SolarCity, two of its officers and a former officer. On March 20, 2017, the purported stockholder class filed a consolidated complaint that includes the original matter in the same court against SolarCity, one of its officers and three former officers. As consolidated, the complaint alleges that SolarCity made projections of future sales and installations that it failed to achieve and that these projections were fraudulent when made. The suit claimed violations of federal securities laws and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from May 6, 2015 to May 9, 2016. On July 25, 2017, the court took SolarCity’s fully-briefed motion to dismiss under submission. On August 11, 2017, the court granted the motion to dismiss with leave to amend. On September 11, 2017, after lead plaintiff determined he would not amend, the Court dismissed the action with prejudice and entered judgment in favor of SolarCity and the individual defendants.

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging the SolarCity acquisition. Following consolidation, the lawsuit names as defendants our board of directors and alleges, among other things, that they breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees and costs. On January 27, 2017, the defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, the defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral arguments on the motion and reserved decision. The plaintiffs filed a parallel action in the U.S. District Court for the District of Delaware on April 21, 2017, adding claims for violations of federal securities laws.

On February 6, 2017, a purported stockholder made a demand to inspect our books and records, purportedly to investigate potential breaches of fiduciary duties in connection with the SolarCity acquisition. On April 17, 2017, the purported stockholder filed a petition for a writ of mandate in the California Superior Court, seeking to compel us to provide the documents requested in the demand. We filed a demurrer to the writ petition or, in the alternative, a motion to stay the action. On November 9, 2017, the Superior Court granted our motion and dismissed the action without prejudice.

On March 24, 2017, another lawsuit was filed in the U.S. District Court for the District of Delaware by a purported Tesla stockholder challenging the SolarCity acquisition. The complaint alleges, among other things, that our board of directors breached their fiduciary duties in connection with the acquisition and alleges violations of federal securities laws.

We believe that the claims challenging the SolarCity acquisition are without merit. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, two of our current officers and a former officer. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that we supposedly made materially false and misleading statements regarding our preparedness to produce Model 3 vehicles. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

Indemnification and Guaranteed Returns

We are contractually obligated to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, we assess and recognize, when applicable, a distribution payable for the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. We believe that any payments to the fund investors in excess of the amounts already recognized by us, which were immaterial, for this obligation are not probable based on the facts known at the filing date.

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

Letters of Credit

As of December 31, 2017, we had $138.2 million of unused letters of credit outstanding.

Note 18 – VIE Arrangements

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$55,425	$44,091
Restricted cash	33,656	20,916
Accounts receivable, net	18,204	16,023
Prepaid expenses and other current assets	9,018	14,178
Total current assets	116,303	95,208
Operating lease vehicles, net	337,089	—
Solar energy systems, leased and to be leased, net	5,075,321	4,618,443
Restricted cash, net of current portion	36,999	30,697
Other assets	29,555	5,129
Total assets	$5,595,267	$4,749,477
Liabilities
Current liabilities
Accounts payable	$32	$20
Accrued liabilities and other	51,652	32,242
Deferred revenue	59,412	17,114
Customer deposits	726	1,169
Current portion of long-term debt and capital leases	196,531	89,356
Total current liabilities	308,353	139,901
Deferred revenue, net of current portion	323,919	178,783
Long-term debt and capital leases, net of current portion	625,934	466,741
Other long-term liabilities	30,536	82,917
Total liabilities	$1,288,742	$868,342

Note 19 – Lease Pass-Through Financing Obligation

Through December 31, 2017, we had entered into eight transactions referred to as “lease pass-through fund arrangements”. Under these arrangements, our wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or power purchase agreements with customers with an initial term not exceeding 25 years. These solar energy systems are included within solar energy systems, leased and to be leased, net on the consolidated balance sheet.

The cost of the solar energy systems under lease pass-through fund arrangements as of December 31, 2017 and 2016 was $1.09 billion and $785.3 million, respectively. The accumulated depreciation on these assets as of December 31, 2017 and 2016 was $30.9 million and $2.1 million, respectively. The total lease pass-through financing obligation as of December 31, 2017 was $134.8 million, of which $67.3 million was classified as a current liability. The total lease pass-through financing obligation as of December 31, 2016 was $122.3 million, of which $51.5 million was classified as a current liability.

Under a lease pass-through fund arrangement, the investor makes a large upfront payment to the lessor, which is one of our subsidiaries, and in some cases, subsequent periodic payments. We allocate a portion of the aggregate investor payments to the fair value of the assigned ITCs, which is estimated by discounting the projected cash flow impact of the ITCs using a market interest rate and is accounted for separately (see Note 2, Summary of Significant Accounting Policies). We account for the remainder of the investor payments as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which is repaid from the future customer lease payments and any incentive rebates. A portion of the amounts received by the investor is allocated to interest expense using the effective interest rate method.

The lease pass-through financing obligation is non-recourse once the associated solar energy systems have been placed in-service and the associated customer arrangements have been assigned to the investors. However, we are required to comply with certain financial covenants specified in the contractual agreements, which we had met as of December 31, 2017. In addition, we are responsible for any warranties, performance guarantees, accounting and performance reporting. Furthermore, we continue to account for the customer arrangements and any incentive rebates in the consolidated financial statements, regardless of whether the cash is received by us or directly by the investors.

As of December 31, 2017, the future minimum master lease payments to be received from investors, for each of the next five years and thereafter, were as follows (in thousands):

2018	$44,771
2019	44,973
2020	43,930
2021	42,731
2022	34,631
Thereafter	543,512
Total	$754,548

For two of the lease pass-through fund arrangements, our subsidiaries have pledged its assets to the investors as security for its obligations under the contractual agreements.

Each lease pass-through fund arrangement has a one-time master lease prepayment adjustment mechanism that occurs when the capacity and the placed-in-service dates of the associated solar energy systems are finalized or on an agreed-upon date. As part of this mechanism, the master lease prepayment amount is updated, and we may be obligated to refund a portion of a master lease prepayment or entitled to receive an additional master lease prepayment. Any additional master lease prepayments are recorded as an additional lease pass-through financing obligation while any master lease prepayment refunds would reduce the lease pass-through financing obligation.

Note 20 – Defined Contribution Plan

We have a 401(k) savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) savings plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. Participants are fully vested in their contributions. We did not make any contributions to the 401(k) savings plan during the years ended December 31, 2017, 2016 and 2015.

Note 21 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	2017	2016
Solar Bonds issued to related parties	$100	$265,100
Convertible senior notes due to related parties	$3,000	$13,000
Promissory notes due to related parties	$100,000	$—
Due to related parties (primarily accrued interest, included in accrued and other current liabilities)	$2,509	$5,136

The related party transactions were primarily issuances, maturities and exchanges of debt held by Space Exploration Technologies Corporation (“SpaceX”), our CEO, SolarCity’s former CEO, SolarCity’s former Chief Technology Officer and an entity affiliated with our CEO. SpaceX is considered a related party because our CEO is also the CEO, Chief Technology Officer, Chairman and a significant stockholder of SpaceX.

On March 21, 2017, $90.0 million in aggregate principal amount of 4.40% Solar Bonds held by SpaceX matured and were fully repaid by us. On June 10, 2017, $75.0 million in aggregate principal amount of 4.40% Solar Bonds held by SpaceX matured and were fully repaid by us.

On April 11, 2017, our CEO, SolarCity’s former CEO and SolarCity’s former Chief Technology Officer exchanged their $100.0 million (collectively) in aggregate principal amount of 6.50% Solar Bonds due in February 2018 for promissory notes in the same amounts and with substantially the same terms.

On April 18, 2017, our CEO converted all of his Zero-Coupon Convertible Senior Notes due in 2020, which had an aggregate principal amount of $10.0 million (see Note 14, Common Stock).

Note 22 – Quarterly Results of Operations (Unaudited)

The following table presents selected quarterly results of operations data for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
Total revenues	$2,696,270	$2,789,557	$2,984,675	$3,288,249
Gross profit	$667,946	$666,615	$449,140	$438,786
Net loss attributable to common stockholders	$(330,277)	$(336,397)	$(619,376)	$(675,350)
Net loss per share of common stock attributable to common stockholders, basic	$(2.04)	$(2.04)	$(3.70)	$(4.01)
Net loss per share of common stock attributable to common stockholders, diluted	$(2.04)	$(2.04)	$(3.70)	$(4.01)
2016
Total revenues	$1,147,048	$1,270,017	$2,298,436	$2,284,631
Gross profit	$252,468	$274,776	$636,735	$435,278
Net (loss) income attributable to common stockholders	$(282,267)	$(293,188)	$21,878	$(121,337)
Net (loss) income per share of common stock attributable to common stockholders, basic	$(2.13)	$(2.09)	$0.15	$(0.78)
Net (loss) income per share of common stock attributable to common stockholders, diluted	$(2.13)	$(2.09)	$0.14	$(0.78)

Note 23 – Segment Reporting and Information about Geographic Areas

We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing and sales of electric vehicles. Additionally, the automotive segment is also comprised of services and other, which includes after-sales vehicle services, used vehicle sales, powertrain sales and services by Grohmann. The energy generation and storage segment includes the design, manufacture, installation and sales of solar energy generation and energy storage products. Our CODM does not evaluate operating segments using asset or liability information. The following table presents revenues and gross margins by reportable segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Automotive segment
Revenues	$10,642,485	$6,818,738	$4,031,458
Gross profit	$1,980,759	$1,596,195	$921,313
Energy generation and storage segment
Revenues	$1,116,266	$181,394	$14,477
Gross profit	$241,728	$3,062	$2,190

The following table presents revenues by geographic area based on where our products are delivered (in thousands):

	Year Ended December 31,
	2017	2016
United States	$6,221,439	$4,200,706
China	2,027,062	1,065,255
Norway	823,081	335,572
Other	2,687,169	1,398,599
Total	$11,758,751	$7,000,132

The following table presents long-lived assets by geographic area (in thousands):

	2017	2016
United States	$15,587,979	$11,399,545
International	787,033	503,294
Total	$16,375,012	$11,902,839

Note 24 – Subsequent Events

In January 2018, the performance milestone for the aggregate production of 300,000 vehicles under the 2012 CEO Grant was achieved, resulting in the vesting of the ninth of 10 tranches under the grant.

Subject to stockholder approval, on January 21, 2018, our Board of Directors granted a new 10-year CEO performance award with vesting contingent upon achieving certain specified market capitalization and operational milestones. On February 8, 2018, we filed a proxy statement to seek stockholder approval of the award.

On February 6, 2018, we issued $546.1 million in aggregate principal amount of automobile lease-backed notes with interest rates ranging from 2.3% to 4.9% and maturities ranging from December 2019 to March 2021. The proceeds from the issuance, net of discounts and fees, were $543.1 million. Contemporaneously, we repaid $453.6 million of the principal outstanding under the Warehouse Agreements.

On February 14, 2018, our CEO and SolarCity’s former Chief Technology Officer exchanged their $82.5 million (collectively) in aggregate principal amount of 6.50% promissory notes due in February 2018 for 6.50% promissory notes due in August 2018 in the same amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2018 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference. The 2018 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of this report)
2.

All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.1	March 1, 2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.2	March 1, 2017

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.2	February 1, 2017

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	March 1, 2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.15	First Supplemental Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	May 22, 2013

4.16	Form of 1.50% Convertible Senior Note Due June 1, 2018 (included in Exhibit 4.15).	8-K	001-34756	4.2	May 22, 2013

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.17	Second Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 5, 2014

4.18	Form of 0.25% Convertible Senior Note Due March 1, 2019 (included in Exhibit 4.17).	8-K	001-34756	4.2	March 5, 2014

4.19	Third Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.4	March 5, 2014

4.20	Form of 1.25% Convertible Senior Note Due March 1, 2021 (included in Exhibit 4.19).	8-K	001-34756	4.4	March 5, 2014

4.21	Fourth Supplemental Indenture, dated as of March 22, 2017, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 22, 2017

4.22	Form of 2.375% Convertible Senior Note Due March 15, 2022 (included in Exhibit 4.21).	8-K	001-34756	4.2	March 22, 2017

4.23	Indenture, dated as of August 18, 2017, by and among the Registrant, SolarCity, and U.S. Bank National Association, as trustee.	8-K	001-34756	4.1	August 23, 2017

4.24	Form of 5.30% Senior Note due August 15, 2025.	8-K	001-34756	4.2	August 23, 2017

4.25	Indenture, dated as of October 21, 2013, by and between SolarCity and Wells Fargo Bank National Association, including the form of convertible senior notes contained therein.	8-K(1)	001-35758	4.1	October 21, 2013

4.26	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of October 21, 2013, between SolarCity and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.1	November 21, 2016

4.27	Indenture, dated as of September 30, 2014, between SolarCity and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	October 6, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.28	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of September 30, 2014, between SolarCity and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.2	November 21, 2016

4.29	Indenture, dated as of December 7, 2015, between SolarCity and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	December 7, 2015

4.30	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of December 7, 2015, between SolarCity and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.3	November 21, 2016

4.31	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.32	Third Supplemental Indenture, dated as of October 15, 2014, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2014/3-3.	8-K(1)	001-35758	4.4	October 15, 2014

4.33	Fourth Supplemental Indenture, dated as of October 15, 2014, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2014/4-7	8-K(1)	001-35758	4.5	October 15, 2014

4.34	Seventh Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/3-3.	8-K(1)	001-35758	4.4	January 29, 2015

4.35	Eighth Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/4-7.	8-K(1)	001-35758	4.5	January 29, 2015

4.36	Ninth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/5-5.	8-K(1)	001-35758	4.2	March 9, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.37	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015
4.38	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.39	Thirteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.60% Solar Bonds, Series 2015/C2-3.	8-K(1)	001-35758	4.3	March 19, 2015

4.40	Fourteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C3-5.	8-K(1)	001-35758	4.4	March 19, 2015

4.41	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.42	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.43	Eighteenth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C7-3.	8-K(1)	001-35758	4.3	March 26, 2015

4.44	Nineteenth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C8-5.	8-K(1)	001-35758	4.4	March 26, 2015

4.45	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.46	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.47	Twenty-Fourth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C12-3.	8-K(1)	001-35758	4.3	April 2, 2015

4.48	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C13-5.	8-K(1)	001-35758	4.4	April 2, 2015

4.49	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.50	Twenty-Eighth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C17-3.	8-K(1)	001-35758	4.3	April 9, 2015

4.51	Twenty-Ninth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C18-5.	8-K(1)	001-35758	4.4	April 9, 2015

4.52	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

4.53	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.54	Thirty-Third Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C22-3.	8-K(1)	001-35758	4.3	April 14, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.55	Thirty-Fourth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C23-5.	8-K(1)	001-35758	4.4	April 14, 2015

4.56	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.57	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

4.58	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

4.59	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.60	Forty-First Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C30-3.	8-K(1)	001-35758	4.3	April 27, 2015

4.61	Forty-Second Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C31-5.	8-K(1)	001-35758	4.4	April 27, 2015

4.62	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.63	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.64	Forty-Sixth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/10-3.	8-K(1)	001-35758	4.3	May 1, 2015

4.65	Forty-Seventh Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/11-5.	8-K(1)	001-35758	4.4	May 1, 2015

4.66	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.67	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

4.68	Fiftieth Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C34-3.	8-K(1)	001-35758	4.2	May 11, 2015

4.69	Fifty-First Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C35-5.	8-K(1)	001-35758	4.3	May 11, 2015

4.70	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.71	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.72	Fifty-Fourth Supplemental Indenture, dated as of May 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.50% Solar Bonds, Series 2015/14-2.	8-K(1)	001-35758	4.2	May 14, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.73	Fifty-Fifth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C38-3.	8-K(1)	001-35758	4.2	May 18, 2015

4.74	Fifty-Sixth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C39-5.	8-K(1)	001-35758	4.3	May 18, 2015

4.75	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.76	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

4.77	Fifty-Ninth Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C42-3.	8-K(1)	001-35758	4.2	May 26, 2015

4.78	Sixtieth Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C43-5.	8-K(1)	001-35758	4.3	May 26, 2015

4.79	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.80	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

4.81	Sixty-Fourth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C46-3.	8-K(1)	001-35758	4.2	June 10, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.82	Sixty-Fifth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C47-5.	8-K(1)	001-35758	4.3	June 10, 2015

4.83	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C48-10.	8-K(1)	001-35758	4.4	June 10, 2015

4.84	Sixty-Seventh Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C49-15.	8-K(1)	001-35758	4.5	June 10, 2015

4.85	Sixty-Eighth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C50-3.	8-K(1)	001-35758	4.2	June 16, 2015

4.86	Sixty-Ninth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C51-5.	8-K(1)	001-35758	4.3	June 16, 2015

4.87	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.88	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.89	Seventy-Second Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C54-3.	8-K(1)	001-35758	4.2	June 23, 2015

4.90	Seventy-Third Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C55-5.	8-K(1)	001-35758	4.3	June 23, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.91	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.92	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.93	Seventy-Eighth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C59-3.	8-K(1)	001-35758	4.3	June 29, 2015

4.94	Seventy-Ninth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C60-5.	8-K(1)	001-35758	4.4	June 29, 2015

4.95	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

4.96	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.97	Eighty-Third Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C64-3.	8-K(1)	001-35758	4.3	July 14, 2015

4.98	Eighty-Fourth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C65-5.	8-K(1)	001-35758	4.4	July 14, 2015

4.99	Eighty-Fifth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C66-10.	8-K(1)	001-35758	4.5	July 14, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.100	Eighty-Sixth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C67-15.	8-K(1)	001-35758	4.6	July 14, 2015

4.101	Eighty-Eighth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C69-3.	8-K(1)	001-35758	4.3	July 21, 2015

4.102	Eighty-Ninth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C70-5.	8-K(1)	001-35758	4.4	July 21, 2015

4.103	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.104	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.105	Ninety-Third Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/18-3.	8-K(1)	001-35758	4.3	July 31, 2015

4.106	Ninety-Fourth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/19-5.	8-K(1)	001-35758	4.4	July 31, 2015

4.107	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.108	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.109	Ninety-Eighth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C74-3.	8-K(1)	001-35758	4.3	August 3, 2015

4.110	Ninety-Ninth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C75-5.	8-K(1)	001-35758	4.4	August 3, 2015

4.111	One Hundredth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C76-10.	8-K(1)	001-35758	4.5	August 3, 2015

4.112	One Hundred-and-First Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C77-15.	8-K(1)	001-35758	4.6	August 3, 2015

4.113	One Hundred-and-Third Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C79-3.	8-K(1)	001-35758	4.3	August 10, 2015

4.114	One Hundred-and-Fourth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C80-5.	8-K(1)	001-35758	4.4	August 10, 2015

4.115	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.116	One Hundred-and-Sixth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C82-15.	8-K(1)	001-35758	4.6	August 10, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.117	One Hundred-and-Eighth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C84-3.	8-K(1)	001-35758	4.3	August 17, 2015

4.118	One Hundred-and-Ninth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C85-5.	8-K(1)	001-35758	4.4	August 17, 2015

4.119	One Hundred-and-Tenth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C86-10.	8-K(1)	001-35758	4.5	August 17, 2015

4.120	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

4.121	One Hundred-and-Thirteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C89-3.	8-K(1)	001-35758	4.3	August 24, 2015

4.122	One Hundred-and-Fourteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C90-5.	8-K(1)	001-35758	4.4	August 24, 2015

4.123	One Hundred-and-Fifteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C91-10.	8-K(1)	001-35758	4.5	August 24, 2015

4.124	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.125	One Hundred-and-Eighteenth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C94-3.	8-K(1)	001-35758	4.3	August 31, 2015

4.126	One Hundred-and-Nineteenth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C95-5.	8-K(1)	001-35758	4.4	August 31, 2015

4.127	One Hundred-and-Twentieth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C96-10.	8-K(1)	001-35758	4.5	August 31, 2015

4.128	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

4.129	One Hundred-and-Twenty-Second Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s Solar Bonds, Series 2015/R1.	8-K(1)	001-35758	4.2	September 11, 2015

4.130	One Hundred-and-Twenty-Third Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s Solar Bonds, Series 2015/R2.	8-K(1)	001-35758	4.3	September 11, 2015

4.131	One Hundred-and-Twenty-Fourth Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s Solar Bonds, Series 2015/R3.	8-K(1)	001-35758	4.4	September 11, 2015

4.132	One Hundred-and-Twenty-Sixth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C99-3.	8-K(1)	001-35758	4.3	September 15, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.133	One Hundred-and-Twenty-Seventh Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C100-5.	8-K(1)	001-35758	4.4	September 15, 2015

4.134	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.135	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.136	One Hundred-and-Thirty-First Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C104-3.	8-K(1)	001-35758	4.3	September 29, 2015

4.137	One Hundred-and-Thirty-Second Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C105-5.	8-K(1)	001-35758	4.4	September 29, 2015

4.138	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

4.139	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.140	One Hundred-and-Thirty-Sixth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C109-3.	8-K(1)	001-35758	4.3	October 13, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.141	One Hundred-and-Thirty-Seventh Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C110-5.	8-K(1)	001-35758	4.4	October 13, 2015

4.142	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.143	One Hundred-and-Thirty-Ninth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C112-15.	8-K(1)	001-35758	4.6	October 13, 2015

4.144	One Hundred-and-Forty-First Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/23-3.	8-K(1)	001-35758	4.3	October 30, 2015

4.145	One Hundred-and-Forty-Second Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/24-5.	8-K(1)	001-35758	4.4	October 30, 2015

4.146	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.147	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.148	One Hundred-and-Forty-Sixth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C114-3.	8-K(1)	001-35758	4.3	November 4, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.149	One Hundred-and-Forty-Seventh Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C115-5.	8-K(1)	001-35758	4.4	November 4, 2015

4.150	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

4.151	One Hundred-and-Forty-Ninth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C117-15.	8-K(1)	001-35758	4.6	November 4, 2015

4.152	One Hundred-and-Fifty-First Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C119-3.	8-K(1)	001-35758	4.3	November 17, 2015

4.153	One Hundred-and-Fifty-Second Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C120-5.	8-K(1)	001-35758	4.4	November 17, 2015

4.154	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.155	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.156	One Hundred-and-Fifty-Sixth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C124-3.	8-K(1)	001-35758	4.3	November 30, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.157	One Hundred-and-Fifty-Seventh Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C125-5.	8-K(1)	001-35758	4.4	November 30, 2015

4.158	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.159	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.160	One Hundred-and-Sixty-First Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C129-3.	8-K(1)	001-35758	4.3	December 14, 2015

4.161	One Hundred-and-Sixty-Second Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C130-5.	8-K(1)	001-35758	4.4	December 14, 2015

4.162	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.163	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.164	One Hundred-and-Sixty-Sixth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C134-3.	8-K(1)	001-35758	4.3	December 28, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.165	One Hundred-and-Sixty-Seventh Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C135-5.	8-K(1)	001-35758	4.4	December 28, 2015

4.166	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.167	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.168	One Hundred-and-Seventy-First Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2016/2-3.	8-K(1)	001-35758	4.3	January 29, 2016

4.169	One Hundred-and-Seventy-Second Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2016/3-5.	8-K(1)	001-35758	4.4	January 29, 2016

4.170	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.171	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.172	One Hundred-and-Seventy-Sixth Supplemental Indenture, dated as of February 26, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.50% Solar Bonds, Series 2016/7-3.	8-K(1)	001-35758	4.3	February 26, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.173	One Hundred-and-Seventy-Seventh Supplemental Indenture, dated as of February 26, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/8-5.	8-K(1)	001-35758	4.4	February 26, 2016

4.174	One Hundred-and-Seventy-Eighth Supplemental Indenture, dated as of March 21, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.40% Solar Bonds, Series 2016/9-1.	8-K(1)	001-35758	4.2	March 21, 2016

4.175	One Hundred-and-Seventy-Ninth Supplemental Indenture, dated as of March 21, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/10-5.	8-K(1)	001-35758	4.3	March 21, 2016

4.176	One Hundred-and-Eightieth Supplemental Indenture, dated as of June 10, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.40% Solar Bonds, Series 2016/11-1.	8-K(1)	001-35758	4.2	June 10, 2016

4.177	One Hundred-and-Eighty-First Supplemental Indenture, dated as of June 10, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/12-5.	8-K(1)	001-35758	4.3	June 10, 2016

4.178	One Hundred-and-Eighty-Second Supplemental Indenture, dated as of August 17, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 6.50% Solar Bonds, Series 2016/13-18M.	8-K(1)	001-35758	4.2	August 17, 2016

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	—	—	—	—	X

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2007 SolarCity Stock Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.2	October 5, 2012

10.9**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.10**	2010 Zep Solar, Inc. Equity Incentive Plan and form of agreements used thereunder.	S-8(1)	333-192996	4.5	December 20, 2013

10.11**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.12**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.13**	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004.	S-1	333-164593	10.12	January 29, 2010

10.14**	Offer Letter between the Registrant and Deepak Ahuja dated February 21, 2017.	10-Q	001-34756	10.7	May 10, 2017

10.15**	Incentive Compensation Plan for July 1, 2017–December 31, 2017, for Jon McNeill.	10-Q	001-34756	10.7	November 3, 2017

10.16	Form of Call Option Confirmation relating to 1.50% Convertible Senior Note Due June 1, 2018.	8-K	001-34756	10.1	May 22, 2013

10.17	Form of Warrant Confirmation relating to 1.50% Convertible Senior Note Due June 1, 2018.	8-K	001-34756	10.2	May 22, 2013

10.18	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.19	Form of Call Option Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.2	March 5, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.20	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.21	Form of Warrant Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.4	March 5, 2014

10.22	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

10.23	Form of Call Option Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.1	March 22, 2017

10.24	Form of Warrant Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.2	March 22, 2017

10.25†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	-001-34756	10.50	February 27, 2012

10.26†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.27	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.28†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

10.29

Letter Agreement, dated as of February 24, 2015, regarding addition of co-party to General Terms and Conditions, Production Pricing Agreement and Investment Letter Agreement between Panasonic Corporation and the Registrant.

		10-K	001-34756	10.25A	February 24, 2016

10.30†	Amendment to Gigafactory General Terms, dated March 1, 2016, by and among the Registrant, Panasonic Corporation and Panasonic Energy Corporation of North America.	8-K	001-34756	10.1	October 11, 2016

10.31†	Production Pricing Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.3	November 7, 2014

10.32†	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.33	Amendment to Gigafactory Documents, dated April 5, 2016, by and among the Registrant, Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America.	10-Q	001-34756	10.2	May 10, 2016

10.34	ABL Credit Agreement, dated as of June 10, 2015, by and among the Registrant, Tesla Motors Netherlands B.V., certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, Wells Fargo Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding Inc. and Bank of America, N.A., as syndication agents, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	June 12, 2015

10.35	First Amendment, dated as of November 3, 2015, to ABL Credit Agreement, dated as of June 10, 2015, by and among the Registrant, Tesla Motors Netherlands B.V., certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, and the documentation agent, syndication agents, administrative agent, collateral agent and lenders from time to time party thereto.	10-Q	001-34756	10.1	November 5, 2015

10.36

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

		10-K	001-34756	10.28B	February 24, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.37

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

		10-K	001-34756	10.28C	February 24, 2016

10.38	Fourth Amendment to Credit Agreement, dated as of July 31, 2016, by and among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	August 1, 2016

10.39	Fifth Amendment to Credit Agreement, dated as of December 15, 2016, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	December 20, 2016

10.40	Sixth Amendment to Credit Agreement, dated as of June 19, 2017, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.	10-Q	001-34756	10.1	August 4, 2017

10.41	Seventh Amendment to the ABL Credit Agreement, dated as of August 11, 2017, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	8-K	001-34756	10.2	August 23, 2017

10.42†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.43†	Amended and Restated Loan and Security Agreement, dated as of August 17, 2017, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.3	November 3, 2017

10.44†	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of October 18, 2017, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	—	—	—	—	X

10.45†	Loan and Security Agreement, dated as of August 17, 2017, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.4	November 3, 2017

10.46†	Amendment No. 1 to Loan and Security Agreement, dated as of October 18, 2017, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	—	—	—	—	X

10.47	Purchase Agreement, dated as of August 11, 2017, by and among the Registrant, SolarCity and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC as representatives of the several initial purchasers named therein.	8-K	001-34756	10.1	August 23, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.48	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

10.49

First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K(1)	001-35758	10.16a	February 24, 2015

10.50

Second Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 15, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K(1)	001-35758	10.16b	February 24, 2015

10.51

Third Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of February 12, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q(1)	001-35758	10.16c	May 6, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.52

Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q(1)	001-35758	10.16d	May 6, 2015

10.53

Fifth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of June 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16e	July 30, 2015

10.54

Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16f	October 30, 2015

10.55

Seventh Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16g	October 30, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.56

Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16h	October 30, 2015

10.57

Ninth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-K(1)	001-35758	10.16i	February 10, 2016

10.58	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32.1*	Section 1350 Certifications	—	—	—	—

99.1	Certain Excerpts from Annual Report on Form 10-K of SolarCity	10-K	001-34756	99.1	March 1, 2017

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
(1)	Indicates a filing of SolarCity
ITEM 16.	SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: February 22, 2018	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Elon Musk

/s/ Deepak Ahuja	Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Deepak Ahuja

/s/ Eric Branderiz	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
Eric Branderiz

/s/ Brad W. Buss	Director	February 22, 2018
Brad W. Buss

/s/ Robyn Denholm	Director	February 22, 2018
Robyn Denholm

/s/ Ira Ehrenpreis	Director	February 22, 2018
Ira Ehrenpreis

/s/ Antonio J. Gracias	Director	February 22, 2018
Antonio J. Gracias

/s/ James Murdoch	Director	February 22, 2018
James Murdoch

/s/ Kimbal Musk	Director	February 22, 2018
Kimbal Musk

/s/ Linda Johnson Rice	Director	February 22, 2018
Linda Johnson Rice

Director
Stephen T. Jurvetson