Form 10-Q
period 2018-03-31
Tesla, Inc.
filed 2018-05-07
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 169,793,685 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except for par values)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,665,673	$3,367,914
Restricted cash	120,194	155,323
Accounts receivable, net	652,848	515,381
Inventory	2,565,826	2,263,537
Prepaid expenses and other current assets	379,379	268,365
Total current assets	6,383,920	6,570,520
Operating lease vehicles, net	2,315,124	4,116,604
Solar energy systems, leased and to be leased, net	6,346,374	6,347,490
Property, plant and equipment, net	10,519,226	10,027,522
Intangible assets, net	346,428	361,502
Goodwill	61,284	60,237
MyPower customer notes receivable, net of current portion	449,754	456,652
Restricted cash, net of current portion	433,841	441,722
Other assets	415,478	273,123
Total assets	$27,271,429	$28,655,372
Liabilities
Current liabilities
Accounts payable	$2,603,498	$2,390,250
Accrued liabilities and other	1,898,431	1,731,366
Deferred revenue	536,465	1,015,253
Resale value guarantees	629,112	787,333
Customer deposits	984,823	853,919
Current portion of long-term debt and capital leases	1,915,530	796,549
Current portion of solar bonds and promissory notes issued to related parties	82,500	100,000
Total current liabilities	8,650,359	7,674,670
Long-term debt and capital leases, net of current portion	8,761,070	9,415,700
Solar bonds issued to related parties, net of current portion	100	100
Convertible senior notes issued to related parties	2,556	2,519
Deferred revenue, net of current portion	818,250	1,177,799
Resale value guarantees, net of current portion	756,800	2,309,222
Other long-term liabilities	2,561,886	2,442,970
Total liabilities	21,551,021	23,022,980
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	405,835	397,734
Convertible senior notes (Note 10)	2	70
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 169,750 and 168,797 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	170	169
Additional paid-in capital	9,418,896	9,178,024
Accumulated other comprehensive gain	82,921	33,348
Accumulated deficit	(5,051,292)	(4,974,299)
Total stockholders' equity	4,450,695	4,237,242
Noncontrolling interests in subsidiaries	863,876	997,346
Total liabilities and equity	$27,271,429	$28,655,372

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Automotive sales	$2,561,881	$2,035,060
Automotive leasing	173,436	254,540
Total automotive revenues	2,735,317	2,289,600
Energy generation and storage	410,022	213,944
Services and other	263,412	192,726
Total revenues	3,408,751	2,696,270
Cost of revenues
Automotive sales	2,091,397	1,496,649
Automotive leasing	104,496	166,026
Total automotive cost of revenues	2,195,893	1,662,675
Energy generation and storage	375,363	151,773
Services and other	380,969	213,876
Total cost of revenues	2,952,225	2,028,324
Gross profit	456,526	667,946
Operating expenses
Research and development	367,096	322,040
Selling, general and administrative	686,404	603,455
Total operating expenses	1,053,500	925,495
Loss from operations	(596,974)	(257,549)
Interest income	5,214	3,090
Interest expense	(149,546)	(99,346)
Other expense, net	(37,716)	(18,098)
Loss before income taxes	(779,022)	(371,903)
Provision for income taxes	5,605	25,278
Net loss	(784,627)	(397,181)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(75,076)	(66,904)
Net loss attributable to common stockholders	$(709,551)	$(330,277)
Net loss per share of common stock attributable to common stockholders
Basic	$(4.19)	$(2.04)
Diluted	$(4.19)	$(2.04)
Weighted average shares used in computing net loss per share of common stock
Basic	169,146	162,129
Diluted	169,146	162,129

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(709,551)	$(330,277)
Unrealized gains (losses) on derivatives:
Reclassification adjustment for net losses into net loss	—	(5,570)
Net unrealized loss on derivatives	—	(5,570)
Foreign currency translation adjustment	49,573	8,541
Other comprehensive income	49,573	2,971
Comprehensive loss	$(659,978)	$(327,306)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(784,627)	$(397,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416,233	376,602
Stock-based compensation	141,639	103,717
Amortization of debt discounts and issuance costs	39,345	31,747
Inventory write-downs	18,546	26,918
Loss on disposals of fixed assets	52,237	41,120
Foreign currency transaction losses	47,661	5,064
Loss related to SolarCity acquisition	-	11,571
Non-cash interest and other operating activities	(3,984)	(6,589)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(169,142)	91,541
Inventories	(322,081)	(124,514)
Operating lease vehicles	(97,196)	(458,965)
Prepaid expenses and other current assets	(50,001)	(75,504)
MyPower customer notes receivable and other assets	(57,583)	8,006
Accounts payable and accrued liabilities	317,983	2,531
Deferred revenue	45,795	103,941
Customer deposits	67,359	(51,004)
Resale value guarantee	-	184,579
Other long-term liabilities	(60,560)	56,609
Net cash used in operating activities	(398,376)	(69,811)
Cash Flows from Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(655,662)	(552,624)
Purchases of solar energy systems, leased and to be leased	(72,975)	(219,948)
Business combinations, net of cash acquired	-	(109,147)
Net cash used in investing activities	(728,637)	(881,719)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings	-	400,175
Proceeds from issuances of convertible and other debt	1,775,481	1,838,166
Repayments of convertible and other debt	(1,389,388)	(690,945)
Repayments of borrowings under Solar Bonds issued to related parties	(17,500)	(90,000)
Collateralized lease (repayments) borrowings	(87,092)	186,355
Proceeds from exercises of stock options and other stock issuances	94,018	57,307
Principal payments on capital leases	(18,787)	(18,303)
Common stock and debt issuance costs	(2,913)	(11,094)
Purchases of convertible note hedges	-	(204,102)
Proceeds from issuances of warrants	-	52,883
Proceeds from investments by noncontrolling interests in subsidiaries	73,704	142,003
Distributions paid to noncontrolling interests in subsidiaries	(52,942)	(63,696)
Payments for buy-outs of noncontrolling interests in subsidiaries	(2,921)	-
Net cash provided by financing activities	371,660	1,598,749
Effect of exchange rate changes on cash and cash equivalents and restricted cash	10,102	11,643
Net (decrease) increase in cash and cash equivalents and restricted cash	(745,251)	658,862
Cash and cash equivalents and restricted cash, beginning of period	3,964,959	3,766,900
Cash and cash equivalents and restricted cash, end of period	$3,219,708	$4,425,762
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$286,975	$654,322
Estimated fair value of facilities under build-to-suit leases	$56,169	$65,244

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Overview

Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell solar energy generation and energy storage products. Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations and measures performance among two operating and reportable segments: (i) automotive and (ii) energy generation and storage.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of March 31, 2018, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes as a result of the adoption of the Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash.

Revenue Recognition

Adoption of new accounting standards

ASU 2014-09, Revenue - Revenue from Contracts with Customers. On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method. As a policy election, the new revenue standard was applied only to contracts that were not substantially completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 opening balance of accumulated deficit. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

A majority of our automotive sales revenue is recognized when control transfers upon delivery to customers. For certain vehicle sales where revenue was previously deferred either as an in-substance operating lease, such as certain vehicle sales to customers or leasing partners with a resale value guarantee, we now recognize revenue when the vehicles are shipped as a sale with a right of return. As a result, the corresponding operating lease asset, deferred revenue, and resale value guarantee balances as of December 31, 2017, were reclassified to accumulated deficit as part of our adoption entry. Furthermore, the warranty liability related to such vehicles has been accrued as a result of the change from in-substance operating leases to vehicle sales. Prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans, have been reclassified from deferred revenue to customer deposits. Refer to the Automotive Revenue and Automotive Leasing Revenue sections below for further discussion of the impact on various categories of vehicle sales.

Following the adoption of the new revenue standard, the revenue recognition for our other sales arrangements, including sales of solar energy systems, energy storage products, services, and sales of used vehicles, remained consistent with our historical revenue recognition policy. Under our lease pass-through fund arrangements, we do not have any further performance obligations and therefore reclassified all investment tax credit (“ITC”) deferred revenue as of December 31, 2017, to accumulated deficit as part of our adoption entry. The corresponding effects of the changes to lease pass-through fund arrangements are also reflected in our non-controlling interests in subsidiaries.

Accordingly, the cumulative effect of the changes made to our consolidated January 1, 2018 consolidated balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balances at December 31, 2017	Adjustments from Adoption of New Revenue Standard	Balances at January 1, 2018
Assets
Inventory	$2,263,537	$(27,009)	$2,236,528
Prepaid expenses and other current assets	268,365	51,735	320,100
Operating lease vehicles, net	4,116,604	(1,808,932)	2,307,672
Other assets	273,123	68,355	341,478
Liabilities
Accrued liabilities and other	1,731,366	74,487	1,805,853
Deferred revenue	1,015,253	(436,737)	578,516
Resale value guarantees	787,333	(295,909)	491,424
Customer deposits	853,919	56,081	910,000
Deferred revenue, net of current portion	1,177,799	(429,771)	748,028
Resale value guarantees, net of current portion	2,309,222	(1,346,179)	963,043
Other long-term liabilities	2,442,970	104,767	2,547,737
Redeemable noncontrolling interests in subsidiaries	397,734	8,101	405,835
Equity
Accumulated other comprehensive gain	33,348	15,221	48,569
Accumulated deficit	(4,974,299)	623,172	(4,351,127)
Noncontrolling interests in subsidiaries	997,346	(89,084)	908,262

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated balance sheet was as follows (in thousands):

	March 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Assets
Inventory	$2,565,826	$2,597,055	$(31,229)
Prepaid expenses and other current assets	379,379	325,367	54,012
Operating lease vehicles, net	2,315,124	4,254,727	(1,939,603)
Other assets	415,478	340,390	75,088
Liabilities
Accrued liabilities and other	1,898,431	1,829,478	68,953
Deferred revenue	536,465	987,591	(451,126)
Resale value guarantees	629,112	975,233	(346,121)
Customer deposits	984,823	926,236	58,587
Deferred revenue, net of current portion	818,250	1,297,897	(479,647)
Resale value guarantees, net of current portion	756,800	2,173,643	(1,416,843)
Other long-term liabilities	2,561,886	2,446,724	115,162
Redeemable noncontrolling interests in subsidiaries	405,835	397,904	7,931
Equity
Accumulated other comprehensive gain	82,921	52,150	30,771
Accumulated deficit	(5,051,292)	(5,707,801)	656,509
Noncontrolling interests in subsidiaries	863,876	949,784	(85,908)

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations and consolidated statement of comprehensive loss was as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Automotive sales	$2,561,881	$2,262,843	$299,038
Automotive leasing	173,436	338,375	(164,939)
Energy generation and storage	410,022	413,465	(3,443)
Cost of revenues
Automotive sales	2,091,397	1,875,272	216,125
Automotive leasing	104,496	225,581	(121,085)

Provision for income taxes	5,605	6,332	(727)
Net loss	(784,627)	(820,970)	36,343
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(75,076)	(78,082)	3,006
Net loss attributable to common stockholders	(709,551)	(742,888)	33,337
Foreign currency translation adjustment	49,573	34,023	15,550
Comprehensive loss	(659,978)	(708,865)	48,887

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of cash flows is a decrease in collateralized lease borrowings of $125.0 million from a net financing cash inflow of $37.9 million to a net financing cash outflow of $87.1 million as presented with an offsetting increase to cash outflows from operations. Additionally, the adjustments to the consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive loss identified above would have corresponding impacts within the operating section of the consolidated statement of cash flows.

Automotive Revenue

Automotive Sales without Resale Value Guarantee

Automotive revenue includes revenues related to deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under the new revenue standard, including internet connectivity, access to our Supercharger network and future over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Other features and services such as connectivity, Supercharger, and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle or the eight-year life of the vehicle, except for internet connectivity, which is over the four-year period. Revenue related to Autopilot and full self-driving features is recognized when functionality is delivered to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

At the time of revenue recognition, we reduce the transaction price and record a reserve against revenue for estimated variable consideration related to future product returns. Such estimates are based on historical experience and are immaterial in all periods presented. In addition, any fees that are paid or payable by us to a customer’s lender when we arrange the financing are recognized as an offset against automotive sales revenue.

Costs to obtain a contract mainly relate to commissions paid to our sales personnel for the sale of vehicles. Commissions are not paid on other obligations such as connectivity, access to our Supercharger network, and over-the-air software updates. As our contract costs related to automotive sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred. We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories have transferred to the customer as an expense in cost of revenues. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Automotive Sales with Resale Value Guarantee

We offer resale value guarantees or similar buy-back terms to certain customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. We also offer resale value guarantees in connection with automobile sales to certain leasing partners. Currently, both programs are available only in certain international markets. Under these programs, we receive full payment for the vehicle sales price at the time of delivery and our counterparty has the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value.

With the exception of two programs which are discussed within the Automotive Leasing section, we now recognize revenue when control transfers upon delivery to customers in accordance with the new revenue standard as a sale with a right of return as we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them. The process to determine whether there is a significant economic incentive includes a comparison of a vehicle’s estimated market value at the time the option is exercisable with the guaranteed resale value to determine the customer’s economic incentive to exercise. The performance obligations and the pattern of recognizing automotive sales with resale value guarantees are consistent with automotive sales without resale value guarantees with the exception of our estimate for sales return reserve. Sales return reserves for automotive sales with resale value guarantees are estimated based on historical experience plus consideration for expected future market values. The two programs that are still being recorded as operating leases are discussed in further detail below in Vehicle Sales to Leasing Partners with a Resale Value Guarantee and a Buyback Option and Vehicle Sales to Customers with a Resale Value Guarantee where Exercise is Probable.

Prior to the adoption of the new revenue standard, all transactions with resale value guarantees were recorded as operating leases. The amount of sale proceeds equal to the resale value guarantee was deferred until the guarantee expired or was exercised. For certain transactions that were considered interest bearing collateralized borrowings as required under ASC 840, Leases, we also accrued interest expense based on our borrowing rate. The remaining sale proceeds were deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expired at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalized the cost of these vehicles on the consolidated balance sheet as operating lease vehicles, net, and depreciated their value, less estimated residual value, to cost of automotive leasing revenue over the same period.

In cases where our counterparty retained ownership of the vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle were settled to automotive leasing revenue, and the net book value of the leased vehicle was expensed to cost of automotive leasing revenue. If our counterparty returned the vehicle to us during the guarantee period, we purchased the vehicle from our counterparty in an amount equal to the resale value guarantee and settled any remaining deferred balances to automotive leasing revenue, and we reclassified the net book value of the vehicle on the consolidated balance sheet to used vehicle inventory.

Deferred revenue activity related to the access to our Supercharger network, internet connectivity, autopilot and over-the-air software updates on automotive sales with and without resale value guarantee consisted of the following (in thousands):

Three Months Ended March 31, 2018
Deferred revenue on automotive sales with and without resale value guarantee— beginning of period	$475,919
Additions	70,227
Net changes in liability for pre-existing contracts	2,882
Revenue recognized	(21,611)
Deferred revenue on automotive sales with and without resale value guarantee— end of period	$527,417

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2018. Additionally, revenue recognized per the above table is materially consistent with what was included in deferred revenue at the beginning of the period. Of the total deferred revenue on automotive sales with and without resale value guarantees, we expect to recognize $201.6 million of revenue in the next 12 months. The remaining balance will be recognized over the performance period as discussed above in Automotive Sales without Resale Value Guarantee.

Automotive Regulatory Credits

California and certain other states have laws in place requiring vehicle manufacturers to ensure that a portion of the vehicles delivered for sale in that state during each model year are zero-emission vehicles. These laws and regulations provide that a manufacturer of zero-emission vehicles may earn regulatory credits (“ZEV credits”) and may sell excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Similar regulations exist at the federal level that require compliance related to greenhouse gas (“GHG”) emissions and also allow for the sale of excess credits by one manufacturer to other manufacturers. As a manufacturer solely of zero-emission vehicles, we have earned emission credits, such as ZEV and GHG credits, on our vehicles, and we expect to continue to earn these credits in the future. We enter into contractual agreements with third-parties to purchase our regulatory credits. Payments for regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business.

We recognize revenue on the sale of regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive revenue in the consolidated statement of operations. We had no deferred revenue related to sales of automotive regulatory credits as of March 31, 2018 or December 31, 2017.

Automotive Leasing Revenue

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as the two programs with resale value guarantees which continue to qualify for operating lease treatment. Prior to the adoption of the new revenue standard, all programs with resale value guarantees were accounted for as operating leases.

Direct Vehicle Leasing Program

We offer vehicle leasing programs in certain locations in North America and Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. Currently, the program is only offered to qualified customers in North America. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases, and we recognize leasing revenues on a straight-line basis over the contractual term and record the depreciation of these vehicles to cost of automotive leasing revenue. As of March 31, 2018 and December 31, 2017, we had deferred $105.6 million and $96.6 million, respectively, of lease-related upfront payments which will be recognized on a straight-line basis over the contractual term of the individual leases. Lease revenues are recorded in automotive leasing revenue, and for the three months ended March 31, 2018 and 2017, we recognized $74.8 million and $46.9 million, respectively.

We capitalize shipping costs and initial direct costs such as the incremental cost of contract administration, referral fees and sales commissions from the origination of automotive lease agreements as an element of operating lease vehicles, net, and subsequently amortize these costs over the term of the related lease agreement. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Vehicle Sales to Leasing Partners with a Resale Value Guarantee and a Buyback Option

We offer buyback options in connection with automobile sales with resale value guarantees with certain leasing partner sales in the United States. These transactions entail a transfer of leases, which we have originated with an end-customer, to our leasing partner. As control of the vehicles has not been transferred in accordance with the new revenue standard, these transactions continue to be accounted for as interest bearing collateralized borrowings in accordance with ASC 840, Leases. We have not sold any vehicles under this program in the United States since the second half of 2017 and all current period activity relates to the exercise or cancellation of active transactions. Under this program, cash is received for the full price of the vehicle and the collateralized borrowing value is generally recorded within resale value guarantees and the customer upfront deposit is recorded within deferred revenue. We accrete the deferred revenue amount to automotive leasing revenue on a straight-line basis over the option period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheet, and we record depreciation from these vehicles to cost of automotive leasing revenue during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease (repayments) borrowings within cash flows from financing activities in the consolidated statement of cash flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the buyback option amount or paying a shortfall to the option amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our option period, we expense the net value of the leased vehicle to cost of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $837.2 million as of March 31, 2018, including $504.0 million within a 12-month period. As of March 31, 2018, we had $1.0 billion of such borrowings recorded in resale value guarantees and $183.0 million recorded in deferred revenue liability, respectively. For the three months ended March 31, 2018, $82.5 million of leasing revenue related to this program was recognized.

On a quarterly basis, we assess the estimated market values of vehicles under our buyback options program to determine if we have sustained a loss on any of these contracts. As we accumulate more data related to the buyback values of our vehicles or as market conditions change, there may be material changes to their estimated values, although we have not experienced any material losses during any period to date.

Vehicle Sales to Customers with a Resale Value Guarantee where Exercise is Probable

For certain international programs where we have offered resale value guarantees to certain customers who purchased vehicles and where we expect the customer has a significant economic incentive to exercise the resale value guarantee provided to them, we continue to recognize these transactions as operating leases. The process to determine whether there is a significant economic incentive includes a comparison of a vehicle’s estimated market value at the time the option is exercisable with the guaranteed resale value to determine the customer’s economic incentive to exercise. We have not sold any vehicles under this program since the first half of 2017 and all current period activity relates to the exercise or cancellation of active transactions. The amount of sale proceeds equal to the resale value guarantee is deferred until the guarantee expires or is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the stated guarantee period to automotive leasing revenue. The guarantee period expires at the earlier of the end of the guarantee period or the pay-off of the initial loan. We capitalize the cost of these vehicles on the consolidated balance sheet as operating lease vehicles, net, and depreciate their value, less salvage value, to cost of automotive leasing revenue over the same period.

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue, and the net book value of the leased vehicle is expensed to cost of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on the consolidated balance sheet to used vehicle inventory. As of March 31, 2018, $125.1 million of the guarantees were exercisable by customers within the next 12 months. For the three months ended March 31, 2018, $16.1 million of leasing revenue related to this program was recognized.

Energy Generation and Storage Segment

Energy Generation and Storage Sales

Energy generation and storage revenues consists of the sale of solar energy and storage systems to residential, small commercial, and large commercial and utility grade customers. Sales of solar energy systems to residential and small scale commercial customers consists of the engineering, design, and installation of the system. Post installation, residential and small scale commercial customers receive a proprietary monitoring system that captures and displays historical energy generation data and consists of hardware located on site and software hosted by us. Residential and small scale commercial customers pay the full purchase price of the solar energy system up-front, which includes the monitoring system. Revenue for the design and installation obligation is recognized when control transfers, which is when we install a solar energy system and the system passes inspection by the utility or the authority having jurisdiction. Revenue for the monitoring service is recognized ratably as a stand-ready obligation over the warranty period of the solar energy system. Sales of energy storage systems to residential and small scale commercial customers consists of the installation of the energy storage system and revenue is recognized when control transfers, which is when the product has been delivered or, if we are performing installation, when installed and accepted by the customer. Payment for such storage systems are made upon invoice or in accordance with payment terms customary to the business.

For large commercial and utility grade solar energy and storage sales which consist of the engineering, design, and installation of the system, customers make milestone payments that are consistent with contract specific phases of a project. Revenue from such contracts is recognized over time using percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Certain large scale commercial and utility grade solar energy and storage sales also include operations and maintenance service which are negotiated with the design and installation contracts and are thus considered to be a combined contract with the design and installation service. For certain large commercial and utility grade solar and storage systems where percentage of completion method does not apply, revenue is recognized when control transfers, which is when the product has been delivered to the customer for storage systems and when the project has received permission to operate from the utility for solar energy systems. Operations and maintenance service revenue is recognized ratably over the respective contract term. Customer payments for such services are usually paid annually or quarterly in advance.

In instances where there are multiple performance obligations in a single contract, we allocate the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin or using market data for comparable products. Costs incurred on the sale of residential installations before the solar energy systems are completed are included as work in process within inventory in the consolidated balance sheets. However, any fees that are paid or payable by us to a solar loan lender would be recognized as an offset against revenue. Costs to obtain a contract relate mainly to commissions paid to our sales personnel related to the sale of solar energy and storage systems. As our contract costs related to energy generation and storage sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred.

As part of our energy generation and storage contracts, we may provide the customer with performance guarantees that warrant that the underlying energy generation or storage system will meet or exceed the minimum contract energy generation or retention requirements. In certain instances, we may receive a bonus payment if the system performs above a specified level. Conversely, if an energy generation or storage system does not meet the performance guarantee requirements, we may be required to pay liquidated damages. Other forms of variable consideration related to our large commercial and utility grade energy generation and storage contracts include variable customer payments that will be made based on our energy market participation activities. Such guarantees and variable customer payments represent a form of variable consideration and are estimated at contract inception at their most likely amount and updated at the end of each reporting period as additional performance data becomes available. Such estimates are included in the transaction price only to the extent that it is probable a significant reversal of revenue will not occur.

We record as deferred revenue any amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of March 31, 2018 and December 31, 2017, deferred revenue related to such customer payments amounted to $135.3 million and $124.0 million, respectively. From the deferred revenue balance as of December 31, 2017, revenue recognized during the three months ended March 31, 2018 was $15.4 million. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less. As of March 31, 2018, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $228.0 million. Of this amount, we expect to recognize $128.4 million in the next 12 months and the remaining over a period of 20 years.

Energy Generation and Storage Leasing

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

For solar energy systems where customers purchase electricity from us under power purchase agreements (“PPA”), we have determined that these agreements should be accounted for as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of March 31, 2018 and December 31, 2017, deferred revenue related to such customer payments amounted to $221.2 million and $206.8 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term. As of March 31, 2018 and December 31, 2017, deferred revenue from rebates and incentives amounted to $29.2 million and $27.2 million, respectively.

We capitalize initial direct costs from the origination of solar energy system leases or power purchase agreements, which include the incremental cost of contract administration, referral fees and sales commissions, as an element of solar energy systems, leased and to be leased, net, and subsequently amortize these costs over the term of the related lease or power purchase agreement.

Services and Other Revenue

Services and other revenue consists of repair and maintenance services, service plans, merchandise, sales of used Tesla vehicles, sales of electric vehicle components to other manufacturers and sales of non-Tesla vehicle trade-ins. There were no significant changes to the timing or amount of revenue recognition as a result of our adoption of the new revenue standard.

Revenues related to repair and maintenance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within customer deposits on the consolidated balance sheet. Deferred revenue related to services and other revenue was immaterial as of March 31, 2018 and December 31, 2017.

Revenue by source

The following table disaggregates our revenue by major source (in thousands):

Three Months Ended March 31, 2018
Automotive sales without resale value guarantee	$2,182,514
Automotive sales with resale value guarantee	299,038
Automotive regulatory credits	80,329
Energy generation and storage sales	297,895
Services and other	263,412
Total revenues from sales and services	3,123,188
Automotive leasing	173,436
Energy generation and storage leasing	112,127
Total revenues	$3,408,751

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2018 and December 31, 2017, the aggregate balances of our gross unrecognized tax benefits were $218.1 million and $198.7 million, respectively, of which $210.0 million and $191.0 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

Net Loss per Share of Common Stock Attributable to Common Stockholders

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. Since we expect to settle in cash the principal outstanding under the 0.25% Convertible Senior Notes due in 2019, the 1.25% Convertible Senior Notes due in 2021 and the 2.375% Convertible Senior Notes due in 2022, we use the treasury stock method when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our bond hedges, we entered into convertible note hedges (see Note 10, Convertible and Long-Term Debt Obligations). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock-based awards	9,630,761	9,738,595
Convertible senior notes	1,527,584	2,370,788
Warrants	301,504	595,104

Restricted Cash and Deposits

We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash as collateral for our sales to lease partners with a resale value guarantee, letters of credit, real estate leases, insurance policies, credit card borrowing facilities and certain operating leases. In addition, restricted cash includes cash received from certain fund investors that have not been released for use by us and cash held to service certain payments under various secured debt facilities. The following table totals cash and cash equivalents and restricted cash as reported on the consolidated balance sheets; the sums are presented on the consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$2,665,673	$3,367,914	$4,006,593	$3,393,216
Restricted cash	120,194	155,323	88,946	105,519
Restricted cash, net of current portion	433,841	441,722	330,223	268,165
Total as presented in the consolidated statements of cash flows	$3,219,708	$3,964,959	$4,425,762	$3,766,900

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of March 31, 2018, no entity represented 10% or more of our total accounts receivable balance. As of December 31, 2017, no entity represented 10% of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Warranties

We provide a manufacturer’s warranty on all new and used vehicles, production powertrain components and systems and energy storage products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or power purchase agreements, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheet. Due to the adoption of the new revenue standard, automotive sales with resale value guarantees that were previously recorded within operating lease assets required a corresponding warranty accrual which is included in the table below. Warranty expense is recorded as a component of cost of revenues. Accrued warranty activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Accrued warranty—beginning of period	$401,790	$266,655
Warranty costs incurred	(44,681)	(23,016)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	501	(3,510)
Additional warranty accrued from adoption of the new revenue standard	37,139	—
Provision for warranty	71,117	66,822
Accrued warranty—end of period	$465,866	$306,951

For the three months ended March 31, 2018 and 2017, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $5.8 million and $6.1 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09. We adopted the ASUs on January 1, 2018 on a modified retrospective basis through a cumulative adjustment to accumulated deficit. The adoption of the ASUs changed the timing of revenue recognition to be at delivery for certain vehicle sales to customers or leasing partners with a resale value guarantee, which will therefore qualify to be accounted for as sales with a right of return as opposed to the prior accounting as operating leases or collateralized lease borrowings. Upon adoption of the ASUs, we recorded a decrease to our beginning accumulated deficit of $623.2 million including income tax effects, which were immaterial. Refer to the Revenue Recognition section above for details.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. Further, solar leases and PPAs that commence after January 1, 2019, where we are the lessor and are currently accounted for as leases will no longer meet the definition of a lease with the adoption of this ASU and will instead be accounted for in accordance with ASC 606. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and anticipate the effect on the consolidated financial statements to be material.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the classification of certain cash receipts and cash payments on the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is retrospective. We adopted the ASU on January 1, 2018, which did not have a material impact on the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows now presents restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU was retrospective. We adopted the ASU on January 1, 2018, which resulted in restricted cash being combined with unrestricted cash reconciling beginning and ending balances. Refer to the Restricted Cash and Deposits section above for the reconciliation.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is prospective. We adopted the ASU on January 1, 2018, which we anticipate will result in more transactions being accounted for as asset acquisitions rather than business acquisitions. Adoption of the guidance had no impact on the financial statements for the three month period ended March  31, 2018 as there were no acquisitions.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of the ASU is prospective. We have not yet selected an adoption date, and the ASU currently is not expected to have a material impact on the consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Recognition of Nonfinancial Assets, to clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The ASU is effective for interim and annual periods beginning after December 15, 2017. We adopted the ASU on January 1, 2018 on a modified retrospective basis through a cumulative adjustment to accumulated deficit. Upon adoption of the ASU, we recorded a decrease to our beginning accumulated deficit of $9.4 million.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is prospective. We adopted the ASU on January 1, 2018, which did not have a material impact on the consolidated financial statements.

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

In December 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year form the enactment date. SAB 118 was codified by the FASB as part of ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. As of March 31, 2018, we have not made any additional measurement period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns later in 2018. We do not expect any subsequent adjustments to have any material impact on the consolidated balance sheets or statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient Transition to Topic 842, to permit an entity to elect an optional practical expedient to not evaluate land easements under ASC 842, that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The ASU is effective during the same period of adoption of ASU 2016-02, which we anticipate to be January 1, 2019.

Note 3 – Goodwill and Intangible Assets

Goodwill increased to $61.3 million as of March 31, 2018 from $60.2 million as of December 31, 2017 due to foreign currency translation adjustments.

Information regarding our acquired intangible assets was as follows (in thousands):

	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$125,889	$(23,780)	$2,257	$104,366	$125,889	$(19,317)	$1,847	$108,419
Trade name	45,275	(19,224)	320	26,371	45,275	(10,924)	261	34,612
Favorable contracts and leases, net	112,817	(10,583)	—	102,234	112,817	(8,639)	—	104,178
Other	34,099	(8,883)	1,409	26,625	34,099	(7,775)	1,137	27,461
Total finite-lived intangible assets	318,080	(62,470)	3,986	259,596	318,080	(46,655)	3,245	274,670
Indefinite-lived intangible assets:
IPR&D	86,832	—	—	86,832	86,832	—	—	86,832
Total indefinite-lived intangible assets	86,832	—	—	86,832	86,832	—	—	86,832
Total intangible assets	$404,912	$(62,470)	$3,986	$346,428	$404,912	$(46,655)	$3,245	$361,502

The in-process research and development (“IPR&D”), which we acquired from SolarCity Corporation (“SolarCity”), is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. We expect to complete the research and development efforts in the second quarter of 2018, but there can be no assurance that the commercial feasibility will be achieved. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing solar cells and modules. If commercial feasibility is not achieved, we would likely look to other alternative technologies.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

March 31, 2018
Nine months ending December 31, 2018	$46,811
2019	29,357
2020	27,345
2021	27,345
2022	27,345
Thereafter	101,393
Total	$259,596

Note 4 – Fair Value of Financial Instruments

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

	March 31, 2018				December 31, 2017
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$931,548	$931,548	$—	$—	$2,163,459	$2,163,459	$—	$—
Interest rate swaps, net	10,488	—	10,488	—	59	—	59	—
Total	$942,036	$931,548	$10,488	$—	$2,163,518	$2,163,459	$59	$—

All of our cash equivalents were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the three months ended March 31, 2018, there were no transfers between the levels of the fair value hierarchy.

Interest Rate Swaps

We enter into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by certain of our lenders. We do not designate our interest rate swaps as hedging instruments. Accordingly, our interest rate swaps are recorded at fair value on the consolidated balance sheets within other assets or other long-term liabilities, with any changes in their fair values recognized as other income (expense), net, in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. Our interest rate swaps outstanding were as follows as of March 31, 2018 (in thousands):

	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Gross Gains	Gross Losses
Interest rate swaps	$479,247	$11,181	$693	$9,663	$35

Our interest rate swaps outstanding were as follows as of December 31, 2017 (in thousands):

	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Gross Gains	Gross Losses
Interest rate swaps	$496,544	$5,304	$5,245	$7,192	$13,082

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, rebates receivable, accounts payable, accrued liabilities, customer deposits, convertible senior notes, the 5.30% Senior Notes due in 2025, the participation interest, solar asset-backed notes, solar loan-backed notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than the convertible senior notes, the 5.30% Senior Notes due in 2025, the participation interest, the solar asset-backed notes, the solar loan-backed notes and automotive asset-backed notes approximate their fair values.

We estimate the fair value of the convertible senior notes and the 5.30% Senior Notes due in 2025 using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair value of the participation interest, the solar asset-backed notes, the solar loan-backed notes based and automotive asset-backed notes on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$3,763,803	$4,106,733	$3,722,673	$4,488,651
Senior notes	$1,776,340	$1,570,500	$1,775,550	$1,732,500
Participation interest	$17,937	$17,407	$17,545	$17,042
Solar asset-backed notes	$869,780	$888,365	$880,415	$898,145
Solar loan-backed notes	$220,593	$228,970	$236,844	$248,149
Automotive asset-backed notes	$511,587	$512,256	$—	$—

Note 5 – Inventory

Our inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$902,190	$821,396
Work in process	315,227	243,181
Finished goods	1,125,665	1,013,909
Service parts	222,744	185,051
Total	$2,565,826	$2,263,537

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2018 and 2017, we recorded write-downs of $17.3 million and $21.0 million, respectively, in cost of revenues.

Note 6 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Solar energy systems leased to customers	$6,090,684	$6,009,977
Initial direct costs related to customer solar energy system lease acquisition costs	82,767	74,709
	6,173,451	6,084,686
Less: accumulated depreciation and amortization	(284,373)	(220,110)
	5,889,078	5,864,576
Solar energy systems under construction	233,563	243,847
Solar energy systems to be leased to customers	223,733	239,067
Solar energy systems, leased and to be leased – net (1)	$6,346,374	$6,347,490

(1)

Included in solar energy systems, leased and to be leased, as of March 31, 2018 and December 31, 2017 was $36.0 million and $36.0 million, respectively, related to capital leased assets with an accumulated depreciation and amortization of $2.4 million and $1.9 million, respectively.

Note 7 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Machinery, equipment, vehicles and office furniture	$4,532,822	$4,251,711
Tooling	1,299,296	1,255,952
Leasehold improvements	840,718	789,751
Land and buildings	3,808,170	2,517,247
Computer equipment, hardware and software	426,173	395,067
Construction in progress	1,604,595	2,541,588
	12,511,774	11,751,316
Less: Accumulated depreciation and amortization	(1,992,548)	(1,723,794)
Total	$10,519,226	$10,027,522

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and a portion of Gigafactory 1 construction. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Construction in progress also includes certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. During the three months ended March 31, 2018, $491.4 million of costs at Gigafactory 1 and $649.5 million of costs at Gigafactory 2 were transferred to their respective asset classes from construction in progress as assets were placed in service. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three months ended March 31, 2018 and 2017, we capitalized $18.8 million and $23.3 million, respectively, of interest.

As of March 31, 2018 and December 31, 2017, the table above included $1.68 billion and $1.63 billion, respectively, of build-to-suit lease assets. As of March 31, 2018 and December 31, 2017, the corresponding financing liabilities of $87.3 million and $14.9 million, respectively, were recorded in accrued liabilities and $1.66 billion and $1.67 billion, respectively, were recorded in other long-term liabilities.

Depreciation and amortization expense during the three months ended March 31, 2018 and 2017 was $245.2 million, $160.1 million, respectively. Gross property and equipment under capital leases as of March 31, 2018 and December 31, 2017 was $814.7 million and $688.3 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates was $135.3 million and $100.6 million, respectively.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the cost of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we have applied similar accounting. As of March 31, 2018 and December 31, 2017, we had cumulatively capitalized costs of $576.4 million and $473.3 million, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement. We had cumulatively capitalized total costs for the Gigafactory 1 of $3.54 billion and $3.15 billion as of March 31, 2018 and December 31, 2017, respectively.

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued warranty reserve, net of current portion	$324,871	$276,289
Build-to-suit lease liability, net of current portion	1,663,972	1,665,768
Deferred rent expense	52,222	46,820
Financing obligation, net of current portion	57,312	67,929
Liability for receipts from an investor	—	29,713
Sales return reserve	86,359	—
Other noncurrent liabilities	377,150	356,451
Total long-term liabilities	$2,561,886	$2,442,970

The liability for receipts from an investor represents the amounts received from the investor under a lease pass-through fund arrangement for the monetization of ITCs for solar energy systems not yet placed in service. Due to the adoption of the new revenue standard, automotive sales with resale value guarantees that are now accounted for as sales with a right of return require a corresponding sales return reserve which is included in other long-term liabilities on the consolidated balance sheets.

Note 9 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. Customer deposits are fully refundable; in the case of a vehicle, up to the point the vehicle is placed into the production cycle, and in the case of an energy generation or storage product, prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of March 31, 2018 and December 31, 2017, we held $984.8 million and $853.9 million, respectively, in customer deposits. Due to the adoption of the new revenue standard, customer deposits now include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans, which were previously reported as deferred revenue. As a result, $58.6 million of the increase in the customer deposits balance was from the adoption of the new revenue standard.

Note 10 – Convertible and Long-Term Debt Obligations

The following is a summary of our debt as of March 31, 2018 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rates	Maturity Date
Recourse debt:
1.50% Convertible Senior Notes due in 2018 ("2018 Notes")	$303	$302	$—	$—	1.50%	June 2018
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	879,632	—	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,199,967	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	849,058	—	2.375%	March 2022
5.30% Senior Notes due in 2025 ("2025 Notes")	1,800,000	—	1,776,340	—	5.30%	August 2025
Credit Agreement	1,286,000	—	1,286,000	542,912	1% plus LIBOR	June 2020
Vehicle and other Loans	7,518	7,337	181	—	1.8% - 7.6%	April 2018- September 2019
2.75% Convertible Senior Notes due in 2018	230,000	226,305	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	520,781	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	87,758	—	0.0%	December 2020
Related Party Promissory Notes	82,500	82,500	—	—	6.5%	August 2018
Solar Bonds	31,698	7,095	24,508	—	2.6% - 5.75%	April 2018- January 2031
Total recourse debt	7,384,519	1,203,171	5,744,593	542,912
Non-recourse debt:
Warehouse Agreements	336,251	48,512	287,739	763,749	3.1%	September 2019
Canada Credit Facility	76,282	29,467	46,815	—	3.6% - 5.1%	November 2021
Term Loan due in December 2018	158,472	157,956	—	—	5.2%	December 2018
Term Loan due in January 2021	174,176	6,015	167,190	—	5.3%	January 2021
Revolving Aggregation Credit Facility	187,155	—	183,859	412,845	4.6% - 5.0%	December 2019
Solar Renewable Energy Credit Loan Facility	34,883	15,111	19,741	—	7.5%	July 2021
Cash equity debt	478,229	11,617	451,465	—	5.3% - 5.8%	July 2033- January 2035
Solar asset-backed notes	896,357	24,331	845,449	—	4.0% - 7.7%	November 2038- February 2048
Solar loan-backed notes	228,133	9,566	211,027	—	4.8% - 7.5%	September 2048- September 2049
Automotive asset-backed notes	511,587	249,888	261,699	—	2.3% - 4.9%	December 2019 - March 2021
Total non-recourse debt	3,081,525	552,463	2,474,984	1,176,594
Total debt	$10,466,044	$1,755,634	$8,219,577	$1,719,506

The following is a summary of our debt as of December 31, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount	Interest Rates	Maturity Date
Recourse debt:
2018 Notes	$5,512	$5,442	$—	$—	1.50%	June 2018
2019 Notes	920,000	—	869,092	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,186,131	—	1.25%	March 2021
2022 Notes	977,500	—	841,973	—	2.375%	March 2022
2025 Notes	1,800,000	—	1,775,550	—	5.30%	August 2025
Credit Agreement	1,109,000	—	1,109,000	729,929	1% plus LIBOR	June 2020
Vehicle and other Loans	16,205	15,944	261	—	1.8% - 7.6%	January 2018- September 2019
2.75% Convertible Senior Notes due in 2018	230,000	222,171	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	511,389	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	86,475	—	0.0%	December 2020
Related Party Promissory Notes due in February 2018	100,000	100,000	—	—	6.5%	February 2018
Solar Bonds	32,016	7,008	24,940	—	2.6% - 5.8%	March 2018- January 2031
Total recourse debt	7,239,233	350,565	6,404,811	729,929
Non-recourse debt:
Warehouse Agreement	673,811	195,382	477,867	426,189	3.1%	September 2019
Canada Credit Facility	86,708	31,106	55,603	—	3.6% - 5.1%	November 2021
Term Loan due in December 2018	157,095	156,884	—	19,534	4.8%	December 2018
Term Loan due in January 2021	176,290	5,885	169,352	—	4.9%	January 2021
Revolving Aggregation Credit Facility	161,796	—	158,733	438,204	4.1% - 4.5%	December 2019
Solar Renewable Energy Credit Loan Facility	38,575	15,858	22,774	—	7.3%	July 2021
Cash equity debt	482,133	12,334	454,421	—	5.3% - 5.8%	July 2033- January 2035
Solar asset-backed notes	907,241	23,829	856,586	—	4.0% - 7.7%	November 2038- February 2048
Solar loan-backed notes	244,498	8,006	228,838	—	4.8% - 7.5%	September 2048- September 2049
Total non-recourse debt	2,928,147	449,284	2,424,174	883,927
Total debt	$10,167,380	$799,849	$8,828,985	$1,613,856

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts or deferred financing costs. As of March 31, 2018, we were in compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

2018 Notes, Bond Hedges and Warrant Transactions

During the first quarter of 2018, $5.2 million in aggregate principal amount of the 2018 Notes were converted for $5.2 million in cash and 25,745 shares of our common stock. As a result, we recognized a loss on debt extinguishment of less than $0.1 million.

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

On May 3, 2018, the Company and its subsidiary Tesla Motors Netherlands B.V. entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. The Ninth Amendment amended the Credit Agreement to permit Tesla to include in its discretion: (i) the Fremont Factory facilities in the U.S. borrowing base and/or (ii) vehicles in and in-transit to Belgium in the Dutch borrowing base.

Related Party Promissory Notes

In February 2018, we fully repaid the $17.5 million in aggregate principal amount of 6.50% promissory notes held by SolarCity’s former Chief Executive Officer that matured. On February 14, 2018, our Chief Executive Officer and SolarCity’s former Chief Technology Officer exchanged their $82.5 million (collectively) in aggregate principal amount of 6.50% promissory notes due in February 2018 for 6.50% promissory notes due in August 2018 in the same amounts.

Warehouse Agreements

On February 6, 2018, we repaid $453.6 million of the principal outstanding under the Warehouse Agreements.

Automotive Asset-backed Notes, Series 2018-A

On February 6, 2018, we transferred receivables related to certain leased vehicles into a special purpose entity (“SPE”) and issued $546.1 million in aggregate principal amount of Automotive Asset-backed Notes, Series 2018-A, backed by these automotive assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The proceeds from the issuance, net of discounts and fees, were $543.1 million. The cash flows generated by these automotive assets are used to service the monthly principal and interest payments on the Automotive Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer lease contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Automotive Asset-backed Note holders, have no recourse to our other assets. A third-party contracted with us to provide administrative and collection services for these automotive assets.

Interest Incurred

The following table presents the interest incurred on our convertible senior notes with cash conversion features, which include the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest coupon	$10,548	$6,151
Amortization of debt issuance costs	1,615	1,308
Amortization of debt discounts	29,859	23,962
Total	$42,022	$31,421

Note 11 – Equity Incentive Plans

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

As of March 31, 2018, 11,407,099 shares were reserved and available for issuance under the 2010 Plan.

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 20,264,042 stock option awards to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100 billion for the first tranche and increases by increments of $50 billion thereafter, and (ii) any one of the following eight operational milestones focused on revenue or eight operational milestones focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation.

Total Revenue (in billions)	Adjusted EBITDA (in billions)
$20.0	$1.5
$35.0	$3.0
$55.0	$4.5
$75.0	$6.0
$100.0	$8.0
$125.0	$10.0
$150.0	$12.0
$ 175.0	$14.0

As of March 31, 2018, the following performance milestones were considered probable of achievement:

•	Total revenue of $20.0 billion;
•	Adjusted EBITDA of $1.5 billion; and
•	Adjusted EBITDA of $3.0 billion.

Stock-based compensation expense associated with the 2018 CEO Performance Award is recognized over the longer of the expected achievement period for each pair of market capitalization or operational milestones, beginning at the point in time when the relevant operational milestone is considered probable of being met. The market capitalization milestone period and the valuation of each tranche are determined using a Monte Carlo simulation and is used as the basis for determining the expected achievement period. The probability of meeting an operational milestone is based on a subjective assessment of our future financial projections. Even though no tranches of the 2018 CEO Performance Award vest unless a market capitalization and a matching operational milestone are both achieved, stock-based compensation expense is recognized only when an operational milestone is considered probable of achievement regardless of how much additional market capitalization must be achieved in order for a tranche to vest. At our current market capitalization, even the first tranche of the 2018 CEO Performance Award will not vest unless our market capitalization were to approximately double from the current level and stay at that increased level for a sustained period of time. Additionally, stock-based compensation represents a non-cash expense and is recorded as a selling, general, and administrative operating expense on our consolidated statement of operations.

As of March 31, 2018, we had $766.2 million of total unrecognized stock-based compensation expense for the performance milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 3.7 years. As of March 31, 2018, we had unrecognized stock-based compensation expense of $1.51 billion for the performance milestones that were considered not probable of achievement. Starting on March 21, 2018 when the grant was approved by our stockholders, we recorded stock-based compensation expense of $6.7 million related to the 2018 CEO Performance Award for the three months ended March 31, 2018.

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

As of March 31, 2018, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

We began recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of March 31, 2018, we had unrecognized stock-based compensation expense of $13.1 million for the performance milestone that was considered not probable of achievement. For the three months ended March 31, 2018 and 2017, we recorded stock-based compensation expense of $0 and $2.7 million, respectively, related to these awards.

2012 CEO Performance Award

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our CEO (the “2012 CEO Performance Award”). The 2012 CEO Performance Award consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.00 billion, as compared to our initial market capitalization of $3.20 billion at the time of grant. As of March 31, 2018, the market capitalization conditions for all of the vesting tranches and the following performance milestones had been achieved:

•	Successful completion of the Model X alpha prototype;
•	Successful completion of the Model X beta prototype;
•	Completion of the first Model X production vehicle;
•	Aggregate production of 100,000 vehicles;
•	Successful completion of the Model 3 alpha prototype;
•	Successful completion of the Model 3 beta prototype;
•	Completion of the first Model 3 production vehicle;
•	Aggregate production of 200,000 vehicles; and
•	Aggregate production of 300,000 vehicles.

We began recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of March 31, 2018, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the three months ended March 31, 2018 and 2017, we recorded stock-based compensation expense of $0.1 million and $1.4 million, respectively, related to the 2012 CEO Performance Award.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$18,085	$10,031
Research and development	61,107	49,192
Selling, general and administrative	62,447	44,494
Total	$141,639	$103,717

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As of March 31, 2018, we had $1.42 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 3.0 years.

Note 12 – Commitments and Contingencies

Non-Cancellable Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, solar energy systems and Supercharger sites, throughout the world.

Build-to-Suit Lease Arrangement in Buffalo, New York

We have a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”) where the SUNY Foundation will construct a solar cell and panel manufacturing facility, referred to as Gigafactory 2, with our participation in the design and construction, install certain utilities and other improvements and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. During the three months ended March 31, 2018, we began production at the manufacturing facility, although construction has not been fully completed.

Legal Proceedings

Securities Litigation Relating to SolarCity’s Financial Statements and Guidance

On March 28, 2014, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal. On December 4, 2017, the Court heard oral argument on plaintiffs’ notice of appeal from the dismissal. On March 8, 2018, the Court upheld the District Court ruling of dismissal and judgment in our favor. The case is concluded.

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, the defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, the defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants' motion to dismiss. This case will now proceed.

These plaintiffs and others filed parallel actions in the U.S. District Court for the District of Delaware on April 21, 2017. Those actions have been consolidated and are stayed pending the Chancery Court litigation. They include claims for violations of the federal securities laws and breach of fiduciary duties by Tesla's board of directors. That action is stayed pending the Chancery Court litigation.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., two of its current officers, and a former officer. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants will file a motion to dismiss on May 25, 2018. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Other Matters

From time to time, we have received requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board and the Securities and Exchange Commission. We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position and brand.

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

Letters of Credit

As of March 31, 2018, we had $145.0 million of unused letters of credit outstanding.

Note 13 – Variable Interest Entity Arrangements

We have entered into various arrangements with investors to facilitate the funding and monetization of our solar energy systems and vehicles. In particular, our wholly owned subsidiaries and fund investors have formed and contributed cash and assets into various financing funds and entered into related agreements. We have determined that the funds are variable interest entities (“VIEs”) and we are the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. We have considered the provisions within the agreements, which grant us the power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems or vehicles and the associated customer contracts to be sold or contributed to these VIEs, redeploying solar energy systems or vehicles and managing customer receivables. We consider that the rights granted to the fund investors under the agreements are more protective in nature rather than participating.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$53,530	$55,425
Restricted cash	37,248	33,656
Accounts receivable, net	25,680	18,204
Prepaid expenses and other current assets	10,278	9,018
Total current assets	126,736	116,303
Operating lease vehicles, net	499,852	337,089
Solar energy systems, leased and to be leased, net	5,079,068	5,075,321
Restricted cash, net of current portion	45,076	36,999
Other assets	38,338	29,555
Total assets	$5,789,070	$5,595,267
Liabilities
Current liabilities
Accounts payable	$32	$32
Accrued liabilities and other	81,816	51,652
Deferred revenue	16,795	59,412
Customer deposits	3,009	726
Current portion of long-term debt and capital leases	468,158	196,531
Total current liabilities	569,810	308,353
Deferred revenue, net of current portion	226,601	323,919
Long-term debt and capital leases, net of current portion	1,000,720	625,934
Other long-term liabilities	29,310	30,536
Total liabilities	$1,826,441	$1,288,742

Note 14 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Solar Bonds issued to related parties	$100	$100
Convertible senior notes due to related parties	$3,000	$3,000
Promissory notes due to related parties	$82,500	$100,000
Due to related parties (primarily accrued interest, included in accrued and other current liabilities)	$708	$2,509

The related party transactions were primarily from debt held by our CEO, SolarCity’s former CEO and SolarCity’s former Chief Technology Officer.

Note 15 – Segment Reporting and Information about Geographic Areas

We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing, sales, and leasing of electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment is also comprised of services and other, which includes after-sales vehicle services, used vehicle sales, powertrain sales and services by Tesla Grohmann Automation GmbH (“Grohmann”). The energy generation and storage segment includes the design, manufacture, installation, sales, and leasing of solar energy generation and energy storage products. Our CODM does not evaluate operating segments using asset or liability information. The following table presents revenues and gross margins by reportable segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Automotive segment
Revenues	$2,998,729	$2,482,326
Gross profit	$421,867	$605,775
Energy generation and storage segment
Revenues	$410,022	$213,944
Gross profit	$34,659	$62,171

The following table presents revenues by geographic area based on where our products are delivered (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$1,844,447	$1,275,208
China	508,703	503,933
Norway	162,319	135,402
Other	893,282	781,727
Total	$3,408,751	$2,696,270

The following table presents long-lived assets by geographic area (in thousands):

	March 31, 2018	December 31, 2017
United States	$16,060,520	$15,587,979
International	805,080	787,033
Total	$16,865,600	$16,375,012

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

Automotive

Our production vehicle fleet includes our Model S premium sedan and our Model X sport utility vehicle, which are our highest-performance vehicles, and our Model 3, a lower-priced sedan designed for the mass market which we began to produce and deliver in the second half of 2017. We continue to enhance our vehicle offerings with enhanced Autopilot options, Internet connectivity and free over-the-air software updates to provide additional safety, convenience and performance features. In addition, we have several future electric vehicles in our product pipeline, including those we unveiled in 2017 – an electric semi-truck and a new version of the Tesla Roadster.

Energy Generation and Storage

We lease and sell solar energy systems and sell renewable energy and energy storage products to our customers. We have partnered with Panasonic to provide capital and operational support to manufacture PV cells, thus enabling high volume integrated tile and PV cell production at our Gigafactory 2 in Buffalo, New York. We are also continuing to ramp Solar Roof production at Gigafactory 2. Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall, mostly for residential applications, and Powerpack, for commercial, industrial and utility-scale applications.

Management Opportunities, Challenges and Risks

Automotive Demand, Production and Deliveries

We drive demand for our vehicles by continually improving our vehicles through over-the-air software updates, expanding our retail, service and charging infrastructure, and by periodically developing and introducing new passenger and commercial electric vehicle variants and models. Our goal is to produce the world’s highest quality vehicles as quickly and as cost-effectively as possible with a priority on workplace health and safety.

The worldwide automotive markets for alternative fuel vehicles and self-driving technology are highly competitive and we expect them to become even more so. A growing number of companies, including established automakers, have announced plans to expand, and in some cases fully transition to, production of electric or environmentally friendly vehicles, and/or to develop self-driving technologies. We welcome the acceleration of the world’s transition to sustainable transport. Nonetheless, we believe that the unique features of our vehicles, our constant innovation, our growing brand, the increased affordability introduced with Model 3, our global Supercharger network and our future vehicles will continue to generate incremental demand for our vehicles by making our vehicles accessible to larger and previously untapped consumer and commercial markets.

We have made significant progress on the ramp of Model 3 since the second half of the first quarter of 2018. We remain committed to our automation strategy, which is key to achieving our goals, and we are seeing many benefits from heavily increasing automation as part of the Model 3 production process. Model 3 is already the highest quality vehicle we have ever produced, due in large part to this automation. That said, we added automation too quickly in certain manufacturing processes and experienced challenges in ramping select areas of production, including portions of the battery module line at Gigafactory 1 and part of the materials flow system and two steps of the general assembly line at the Tesla Factory. We have temporarily reduced automation in these areas and introduced semi-automated or manual processes while we work to eventually turn back to fully automated processes. As a result of our efforts, we have largely overcome the bottleneck in our battery module line, which for months was our main production bottleneck. Prior to taking a planned downtime in the third week of April 2018 to address several small, known constraints, our production of Model 3 exceeded 2,000 vehicles per week for three consecutive weeks.

We continue to target Model 3 production of approximately 5,000 per week around the beginning of July 2018, although our prior experience has demonstrated the difficulty of accurately forecasting specific production rates at specific points in time because of the exponential nature of the ramp. We also plan to take additional days of downtime during the remainder of the second quarter of 2018 to address other bottlenecks across the manufacturing lines and increase production. After achieving the 5,000 per week production rate, we will begin offering new Model 3 options such as all-wheel drive and the base model with a standard-sized battery pack. At that point, we also intend to incorporate our cumulative experience to continue to increase output on our existing manufacturing lines beyond 5,000 vehicles per week, and then add incremental capacity in a capital-efficient manner to ultimately achieve a weekly production rate of 10,000 vehicles.

We expect Model S and Model X deliveries to be approximately 100,000 in total in 2018, constrained by the total available supply of cells with the 18650 form factor used in those vehicles. As our sales network continues to expand to new markets in 2018, we believe vehicle orders should continue to grow. With demand outpacing production, we plan to optimize the trim and option mix in order to optimize revenue and gross margin. We have made significant and sustained progress in the production processes of Model S and Model X, and we will continue to improve manufacturing efficiencies for these vehicles in 2018.

We are also making strides in other aspects of our vehicle production, deliveries and customer infrastructure. For example, we expect to continue to lower the cost of manufacturing our vehicles due to economies of scale, material cost reductions and more efficient manufacturing and equipment utilization. We have achieved cost improvements through material cost reductions from both engineering and commercial actions and increased manufacturing efficiencies including better inventory control for Model S and Model X. We have also seen improved product reliability in our vehicles, batteries and drive units. Likewise, we may experience infrastructure constraints and customer experience issues relating to vehicle deliveries, but are trying to address such issues by opening additional delivery and service centers to scale the volume of vehicles we are able to deliver. We are also in the process of changing the quarterly production patterns of Model S and Model X vehicles by geographical region to ensure a more linear flow of deliveries through the quarter. We believe this change will provide a better customer experience and reduce the stress on our delivery system. As sales of Tesla vehicles ramp in 2018, we plan to continue to open new Tesla retail, locations, service centers and delivery hubs around the world, we plan to continue to expand our Mobile Service fleet, and we plan to significantly increase the number of Superchargers and Destination Charging connectors globally with the goal of remaining ahead of the Model 3 ramp.

We are also making progress with our self-driving technology. In March 2018, we released a significant Autopilot update and we upgraded our mapping architecture, which establishes a key platform to enable safer driving and the transition towards full autonomy. This latest mapping software is dramatically simpler and faster, providing a better user experience and superior performance.

Energy Generation and Storage Demand, Production and Deployment

We are continuing to reduce customer acquisition costs of our energy generation products, including by cutting advertising spend and increasingly selling these products in Tesla stores with dedicated energy product sales personnel and leveraging channel partnerships. We have deemphasized absolute volume growth for our retrofit solar products, and we have instead prioritized projects for upfront cash generation and profitability. Our Solar Roof at Gigafactory 2 continued to ramp during the first quarter of 2018.  We are working to enhance the design and manufacturing process of this product in order to improve the customer experience while reducing manufacturing cost and achieving high levels of quality.  Production should accelerate significantly in the second half of 2018.

We expect energy storage products to experience significant growth, with our aim being to at least triple our sales in 2018. We are ramping up production for these products at our Gigafactory 1 over the next several quarters, but demand is greater than our current production capacity for energy storage. For example, although we deployed a record number of residential Powerwall systems in the first quarter of 2018, our net backlog continued to grow in the same quarter.

We expect energy generation and storage gross margin to improve significantly in 2018 as a result of higher-margin commercial solar projects and a more profitable energy storage business due to overall cost and manufacturing efficiencies from scaling.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Capital expenditures in 2018 are expected to support increases in Model 3 production capacity at Gigafactory 1 and the Tesla Factory, and for building additional stores, service centers and Superchargers. However, we have significantly reduced our projections for capital expenditures by focusing on the critical near-term needs that will benefit us primarily in the next two years. At this stage, we are expecting total 2018 capital expenditures to be slightly below $3 billion. Ultimately, our capital expenditures will develop in line with Model 3 production, our profitability and our operating cash generation.

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

In March 2018, our stockholders approved a new 10-year CEO performance award for Elon Musk with vesting contingent on achieving market capitalization and operational milestones. Consequently, we may incur significant additional non-cash stock-based compensation expense over the term of the award as each operational milestone becomes probable of vesting.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offered resale value guarantees or similar buy-back terms to all direct customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Resale value guarantees available for exercise within the 12 months following March 31, 2018 totaled $125.1 million in value.

We have adopted the new revenue recognition standard ASC 606 effective January 1, 2018. This impacts the way we account for vehicle sales with a resale value guarantee and vehicles leased through our leasing partners, which now generally qualify to be accounted for as sales with a right of return. In addition, for certain vehicles sales with a resale value guarantee and vehicles leased through leasing partners prior to 2018, we have ceased recognizing lease revenue starting in 2018 and now record the associated cumulative adjustment to equity under the modified retrospective approach.

Vehicle deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. While we do not assume any credit risk related to the customer, if a customer exercises the option to return the vehicle to us, we are exposed to liquidity risk that the resale value of vehicles under these programs may be lower than our guarantee, or the volume of vehicles returned to us may be higher than our estimates or we may be unable to resell the used vehicles in a timely manner, all of which could adversely impact our cash flows. Through 2017, we only had an insignificant number of customers who exercised their resale value guarantees and returned their vehicles to us. Based on current market demand for our vehicles, we estimate the resale prices for our vehicles will continue to be above our resale value guarantee amounts. Should market values of our vehicles or customer demand decrease, these estimates may be impacted materially.

We currently offer vehicle leases in the U.S. for Model S and Model X directly from Tesla Finance, our captive financing entity. Leasing through Tesla Finance is available in 39 states and the District of Columbia. We also offer financing arrangements through our entities in Canada, Germany and the United Kingdom. We also offer leasing through leasing partners in certain jurisdictions. Leasing through our captive financing entities and our leasing partners exposes us to residual value risk. In addition, for leases offered directly from our captive financing entities, we assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flows could be negatively impacted.

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

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the three months ended March 31, 2018, we recorded $103.0 million on the consolidated balance sheet.

While we currently believe that our progress at Gigafactory 1 will allow us to reach our production targets, our ultimate ability to do so will require us to resolve the types of challenges that are typical of a production ramp. For example, we have experienced bottlenecks in the assembly of battery modules at Gigafactory 1, which has negatively affected our production of Model 3. While we have made significant progress resolving the known issues at Gigafactory 1, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to expand than we currently anticipate.

Gigafactory 2

We have an agreement with the SUNY Foundation for the construction of a factory capable of producing at least 1.0 gigawatts of solar cells annually in Buffalo, New York, referred to as Gigafactory 2. In December 2016, we entered into an agreement with Panasonic under which it manufactures custom PV cells and modules for us, primarily at Gigafactory 2, and we will purchase certain quantities of PV cells and modules from Panasonic during the 10-year term.

The terms of our agreement with the SUNY Foundation require us to comply with a number of covenants, and any failure to comply with these covenants could obligate us to pay significant amounts to the SUNY Foundation and result in termination of the agreement. Although we have commenced production at Gigafactory 2, our expectations as to the cost of building the facility, acquiring manufacturing equipment and supporting our manufacturing operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits.

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

Results of Operations

Revenues

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Automotive sales	$2,561,881	$2,035,060	$526,821	26%
Automotive leasing	173,436	254,540	(81,104)	-32%
Total automotive revenues	2,735,317	2,289,600	445,717	19%
Services and other	263,412	192,726	70,686	37%
Total automotive & services and other segment revenue	2,998,729	2,482,326	516,403	21%
Energy generation and storage segment revenue	410,022	213,944	196,078	92%
Total revenues	$3,408,751	$2,696,270	$712,481	26%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to sale of new Model S, Model X and Model 3 vehicles, including internet connectivity, Supercharger access, and specified software updates for cars equipped with autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers.

Automotive leasing revenue includes the amortization of revenue for Model S and Model X vehicles under direct lease agreements as well as those sold with resale value guarantees accounted for as operating leases under lease accounting. We do not yet offer leasing for Model 3 vehicles.

Services and other revenue consists of maintenance services, sales of used vehicles and sales of electric vehicle components and systems to other manufacturers, as well as sales by our recently acquired subsidiaries to third party customers.

Automotive sales revenue increased $526.8 million, or 26%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily related to 8,182 deliveries of Model 3 vehicles, and the recognition of $299.0 million of additional sales due to the adoption of ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”). Additionally, there was an increase of $62.9 million in sales of regulatory credits to $80.3 million. The increase in revenue is offset by a decrease in cash deliveries for Model S and Model X of 2,134 excluding the impact of adoption of the new revenue standard, at average selling prices that remained relatively consistent as compared to the prior period. Short-term operational and logistical issues led to an increase in the number of Model S and Model X vehicles in transit to customers at the end of the quarter, contributing to the decrease in cash deliveries as compared to prior quarter.

Automotive leasing revenue decreased $81.1 million, or 32%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily due to a downward adjustment of $165.0 million from the adoption of the new revenue standard offset by additional vehicles under leasing programs.

Service and other revenue increased $70.7 million, or 37%, during the year three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was primarily due to an increase in used vehicle sales during the three months ended March 31, 2018.

Energy Generation and Storage Segment

Energy generation and storage revenue increased by $196.1 million, or 92%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, predominantly due to increase in Powerpack and Powerwall deliveries as well as $72.5 million revenue related to the South Australia battery project. Additionally, revenue increased for energy generation due to additional systems deployed. The increase in energy generation revenue was slightly offset by a decrease of $3.4 million due to the adoption of the new revenue standard.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Cost of revenues
Automotive sales	$2,091,397	$1,496,649	$594,748	40%
Automotive leasing	104,496	166,026	(61,530)	-37%
Total automotive cost of revenues	2,195,893	1,662,675	533,218	32%
Services and other	380,969	213,876	167,093	78%
Total automotive & services and other segment cost of revenues	2,576,862	1,876,551	700,311	37%
Energy generation and storage segment	375,363	151,773	223,590	147%
Total cost of revenues	$2,952,225	$2,028,324	$923,901	46%

Gross profit total automotive	$539,424	$626,925
Gross margin total automotive	20%	27%

Gross profit total automotive & services and other segment	$421,867	$605,775
Gross margin total automotive & services and other segment	14%	24%

Gross profit energy generation and storage segment	$34,659	$62,171
Gross margin energy generation and storage segment	8%	29%

Total gross profit	$456,526	$667,946
Total gross margin	13%	25%

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

Cost of automotive sales revenues increased $594.7 million, or 40%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This was primarily due to a 49% increase in vehicle deliveries mainly due to sales from Model 3 offset by a decrease in cost for Model S and Model X due to lower deliveries and lower costs per unit.

Cost of automotive leasing revenue decreased $61.5 million, or 37%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily due to the adoption of the new revenue standard offset by additional vehicles under leasing programs.

Cost of services and other revenue increased $167.1 million, or 78%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the increase in cost of used vehicle sales due to increased volume and the increase in cost of our service infrastructure to provide maintenance services as our fleet continues to grow.

Gross margin for total automotive decreased from 27% to 20% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease is mainly due to higher cost for Model 3 as a result of temporary under-utilization of manufacturing capacity at lower production volumes as production ramps. The decrease in gross margin is partially offset due to lower costs for Model S and Model X.

Gross margin for total automotive & services and other segment decreased from 24% to 14%  in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. These decreases are driven by the factors impacting gross margin for total automotive, as explained above, as well as higher costs of maintenance service.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue increased by $223.6 million, or 147%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This is primarily due to higher MWh deployed in the three months ended March 31, 2018 including the cost related to the South Australia battery project. Additionally, cost increased for energy generation due to additional systems deployed.

Gross margin for energy generation and storage decreased from 29% to 8% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Energy storage revenue as a percentage of energy generation and storage revenue was higher for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, resulting in lower gross margin as we had negative margins for energy storage due to manufacturing under-utilization and one-time costs.

Research and Development Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Research and development	$367,096	$322,040	$45,056	14%
As a percentage of revenues	11%	12%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $45.1 million, or 14%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a $47.6 million increase in employee and labor related expenses from increased headcount as a result of headcount growth from the expansion of our business, a $13.6 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, there were increases in facilities expenses and depreciation expenses offset by a decrease in expensed materials to support the development of future products.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Selling, general and administrative	$686,404	$603,455	$82,949	14%
As a percentage of revenues	20%	22%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $83.0 million, or 14%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was primarily due to a $63.6 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence. Additionally, the increase was due to a $18.1 million increase in stock-based compensation expense related to the number of employee stock awards granted for new hires, refresher employee stock grants and the 2018 CEO Performance Award.

Interest Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Interest expense	$(149,546)	$(99,346)	$(50,200)	51%
As a percentage of revenues	4%	4%

Interest expense increased by $50.2 million, or 51%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to an increase in our average outstanding indebtedness and the weighted average interest rates for the three months ended March 31, 2018.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Other expense, net	$(37,716)	$(18,098)	$(19,618)	108%
As a percentage of revenues	-1%	-1%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, decreased by $19.6 million, or 108%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily due to fluctuations in foreign currency exchange rates offset by a gain from interest rate swaps related to our debt facilities.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Provision for income taxes	$5,605	$25,278	$(19,673)	-78%
Effective tax rate	-1%	-7%

Our provision for income taxes decreased by $19.7 million, or 78%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This decrease was primarily due to the reduction in taxable profits in certain foreign jurisdictions.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Liquidity and Capital Resources

As of March 31, 2018, we had $2.67 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $882.5 million and consisted primarily of Chinese yuan, euros and Norwegian kroner. Our sources of cash are predominately from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

Our sources of liquidity and cash flows enable us to fund ongoing operations, research and development projects, investments in tooling and manufacturing equipment for the production ramp of Model 3, the continued construction of Gigafactory 1 and the continued expansion of our retail stores, service centers, mobile repair services and Supercharger network. Once we have achieved a 5,000 weekly production rate for Model 3, we intend to incorporate our cumulative experience to continue to increase output on our existing manufacturing lines beyond 5,000 vehicles per week, and then add incremental capacity in a capital-efficient manner to ultimately achieve a weekly production rate of 10,000 vehicles. At this stage, we are expecting total 2018 capital expenditures to be slightly below $3 billion. Ultimately, our capital expenditures will develop in line with Model 3 production, our profitability and our operating cash generation. We continually evaluate our capital expenditure needs and may raise additional capital to fund the rapid growth of our business.

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

In addition, we had $1.96 billion of unused committed amounts under our credit facilities and financing funds, some of which are subject to satisfying specified conditions prior to draw-down. For details regarding our indebtedness and financing funds, refer to Note 10, Convertible and Long-Term Debt Obligations, and Note 13, VIE Arrangements, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash used in operating activities	$(398,376)	$(69,811)
Net cash used in investing activities	$(728,637)	$(881,719)
Net cash provided by financing activities	$371,660	$1,598,749

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

Net cash used in operating activities during the three months ended March 31, 2018 increased by $328.6 million as compared to the three months ended March 31, 2017 due to the increase in net loss, excluding non-cash expenses and gains, of $265.9 million and the increase in net operating assets and liabilities of $62.6 million. The increase in net operating assets and liabilities was mainly driven by increases in inventory and accounts receivable, as a result of the timing of deliveries, partially offset by the increase in accounts payable, as a result of increased expenditures to support our ramp of Model 3 deliveries.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 decreased by $153.1 million as compared to the three months ended March 31, 2017 due to the $147.0 million decrease in purchases of solar energy systems, leased and to be leased, and the $109.1 million that we spent on acquisitions of businesses in 2017, partially offset by the $103.0 million increase in purchases of property and equipment (mainly for Model 3 production).

In 2014, we began construction of Gigafactory 1. We used cash of $173.3 million and $276.6 million towards Gigafactory 1 construction during the three months ended March 31, 2018 and 2017, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities during the three months ended March 31, 2018 consisted primarily of $546.1 million from the issuance of automobile lease-backed notes and $177.0 million of net borrowings under the Credit Agreement. Additionally, there were net repayments of $337.6 million under the Warehouse Agreements.

Cash flows from financing activities during the three months ended March 31, 2017 consisted primarily of $966.4 million from issuance of convertible notes, and $400.2 million from public offering of our common stock, net of underwriter fees and issuance costs. Additionally, we paid $151.2 million for bond hedges net of the amount we received from the sale of warrants. Furthermore, we received proceeds from our collateralized borrowing program of $186.4 million and net proceeds from investment by fund investors of $78.3 million.

Contractual Obligations

Contractual obligations did not materially change during the three months ended March 31, 2018 except for debt activity, as discussed in more detail in Note 10, Convertible and Long-Term Debt Obligations.

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

Foreign Currency Risk

We transact business globally in multiple currencies. Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign currency exchange rates vary, revenues and expenses may be significantly impacted, and we may record significant gains or losses on the re-measurement of our monetary assets and liabilities, including intercompany balances. As of March 31, 2018, our largest foreign currency exposures were from the euro, Japanese yen and Canadian dollar. In the three months ended March 31, 2018, we recognized a net foreign currency exchange loss of $47.7 million in other income (expense), net.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currencies as of March 31, 2018 to compute the adverse impact these changes would have had on our income (loss) before income taxes. These changes would have resulted in an adverse impact of $124.4 million.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the three months ended March 31, 2018 by $1.5 million.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Litigation Relating to SolarCity’s Financial Statements and Guidance

On March 28, 2014, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs have filed a notice of appeal. On December 4, 2017, the Court heard oral argument on plaintiffs’ notice of appeal from the dismissal. On March 8, 2018, the Court upheld the District Court ruling of dismissal and judgment in our favor. The case is concluded.

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, the defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, the defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants' motion to dismiss. This case will now proceed.

These plaintiffs and others filed parallel actions in the U.S. District Court for the District of Delaware on April 21, 2017. Those actions have been consolidated and are stayed pending the Chancery Court litigation. They include claims for violations of the federal securities laws and breach of fiduciary duties by Tesla's board of directors. That action is stayed pending the Chancery Court litigation.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., two of its current officers, and a former officer. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants will file a motion to dismiss on May 25, 2018. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Other Matters

From time to time, we have received requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board and the Securities and Exchange Commission. We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position and brand.

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

We have previously experienced launch, manufacturing and production ramp delays or other complications in connection with new vehicle models such as Model S, Model X and Model 3, new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of Autopilot hardware, and a significant increase in automation introduced in the manufacture of Model 3. For example, we encountered unanticipated challenges, such as certain supply chain constraints, that led to initial delays in producing Model X. Similarly, we have experienced certain challenges in the production of Model 3 that have led to delays in its ramp. Moreover, in the areas of Model 3 production where we have had challenges ramping fully automated processes, such as portions of the battery module assembly line, part of the material flow system and two steps of the general assembly line, we have temporarily reduced the levels of automation and introduced semi-automated or manual processes while we work to eventually transition them to full automation. If issues like these arise or recur, if our temporary remediation measures do not continue to be successful, or if we experience issues with implementing full automation in certain production lines or other planned manufacturing improvements, we could experience further delays in the Model 3 production ramp. In addition, because our vehicle models share certain production facilities with other models, the volume or efficiency of production with respect to one model may impact the production of other models.

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

We have experienced and may continue to experience delays in realizing our projected timelines and cost and volume targets for the production and ramp of our Model 3 vehicle, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we are offering at a lower price point and which we intend to produce at significantly higher volumes than our present production capabilities for the Model S or Model X vehicles. We commenced production and initial customer deliveries of Model 3 in July 2017 and are targeting a forecasted production rate of approximately 5,000 Model 3 vehicles per week around the beginning of July 2018.

We have no experience to date in manufacturing vehicles at the high volumes that we anticipate for Model 3, and to be successful, we will need to complete the implementation and ramp of efficient and cost-effective manufacturing capabilities, processes and supply chains necessary to support such volumes. We are employing a higher degree of automation in the manufacturing processes for Model 3 than we have previously employed, and in some cases we have temporarily reduced the levels of automation and introduced semi-automated or manual processes, for which we are likely to incur additional labor costs until we bring online our fully automated processes. Moreover, our Model 3 production plan has generally required and will require significant investments of cash and management resources.

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

•

that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production; and

•

that we will be able to attract, recruit, hire, train and retain skilled employees to operate our planned high volume production facilities to support Model 3, including at the Tesla Factory and Gigafactory 1.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to meet our Model 3 projections on time and at volumes and prices that are profitable, demand for and deliveries of Model 3, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.

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

Our products contain numerous purchased parts which we source globally from hundreds of direct suppliers, the majority of whom are currently single-source suppliers, although we attempt to qualify and obtain components from multiple sources whenever feasible. Any significant unanticipated demand would require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. Moreover, we have signed long-term agreements with Panasonic to be our manufacturing partner and supplier for lithium-ion cells at Gigafactory 1 in Nevada and PV cells and panels at Gigafactory 2 in Buffalo, New York. If we encounter unexpected difficulties with key suppliers such as Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

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

Changes in our supply chain have also resulted in the past, and may result in the future, in increased cost. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Certain suppliers have sought to renegotiate the terms of supply arrangements. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

In particular, because we plan to produce Model 3 at significantly higher volumes than any of our other products to date, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any supply chain-related issues experienced with respect to our other products. As some of our suppliers for Model S and Model X do not have the resources, equipment or capability to provide components for the Model 3 in line with our requirements, we have engaged a significant number of new suppliers, and we need such suppliers to ramp and deliver according to our schedule. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs, or do so at the times needed. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

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

To lower the cost of cell production and produce cells in high volume, we have vertically integrated the production of lithium-ion cells and finished battery packs for Model 3 and energy storage products at Gigafactory 1. While Gigafactory 1 began producing lithium-ion cells for energy storage products in January 2017 and has since begun producing lithium-ion cells for Model 3, we have no other direct experience in the production of lithium-ion cells. Given the size and complexity of this undertaking, it is possible that future events could result in the cost of expanding and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to ramp production and expand than we currently anticipate. In order to reach our planned volume and gross margin for Model 3, we must have significant cell production from Gigafactory 1, which, among other things, requires Panasonic to successfully ramp its all-new cell production lines to significant volumes over a short period of time. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it has never before started and ramped cell production at a factory in the U.S. like at Gigafactory 1. In addition, we have started producing several components for Model 3, such as battery modules incorporating the lithium-ion cells produced by Panasonic, at Gigafactory 1. Some of the manufacturing lines for such components have taken longer than anticipated to ramp to their full capacity. While we have largely overcome this bottleneck after deploying multiple semi-automated lines and improving our original lines, we continue to identify and address smaller bottlenecks in order to continue to increase the production rate. While we currently believe that we will reach our production targets, if we are unable to resolve ramping challenges and expand Gigafactory 1 production in a timely manner and at reasonable prices, and if we or Panasonic are unable to attract, hire and retain a substantial number of highly skilled personnel, our ability to supply battery packs or other components for Model 3 and our other products could be negatively impacted. Any such problems or delays with Gigafactory 1 could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that we sell or install fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our vehicles or our energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles, such as full self-driving, take longer than expected to become enabled or are legally restricted, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain latent defects and errors or be subject to external attacks. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12 volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, including internationally, including by a transition to high-volume vehicle production with the ramp of Model 3 and the worldwide sales, delivery and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide automobile sales, delivery, service and Supercharger facilities in a timely manner; adapt our products and conduct our operations to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

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

We currently generate a significant percentage of our revenues from the sale of three products: Model S, Model X and Model 3 vehicles. Model 3, for which we are planning significantly higher volumes than Model S or Model X, has required and will continue to require significant investment in connection with its ongoing ramp, and there is no guarantee that it will be commercially successful. Historically, automobile customers have come to expect a variety of vehicles offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product variety and cycles do not meet consumer expectations, or cannot be produced on our projected timelines and cost and volume targets, our future sales may be adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.

Our vehicles and energy storage products make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and such events have raised concerns, and future events may lead to additional concerns, about the batteries used in automotive applications.

The battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, which could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve our vehicles or energy storage products, could seriously harm our business.

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

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, our Model 3 vehicle faces competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

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

Consumers may be less likely to purchase our products now if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles or our other products and services and our quarterly production and sales performance compared with market expectations. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds if needed.

Our plan to generate ongoing growth and demand, including by expanding our network of Tesla stores, galleries, delivery centers, service centers and Superchargers, will require significant cash investments and management resources and may not meet expectations with respect to additional sales or installations of our products or availability of Superchargers.

We plan to generate ongoing growth and demand, including by globally expanding our network of Tesla stores, galleries, delivery centers, service centers, mobile service offerings and Superchargers. These plans will require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S, Model X and Model 3 vehicles will require us to continue to increase the number of our Supercharger stations and connectors significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our customer infrastructure network, or our expansion plans are not successful in continuing to grow demand, this could lead to a decrease or stagnation in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

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

We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our products and require significant management attention. These risks include conforming our products to various international regulatory and safety requirements as well as charging and other electric infrastructures, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. For example, in China, which is a key market for us, certain products such as automobiles manufactured in the U.S. are subject to a significant tariff imposed by the government, which could be increased in the future.

If we fail to effectively grow and manage the residual, financing and credit risks related to our vehicle financing programs, our business may suffer.

We offer vehicle financing arrangements for Model S and Model X through our local subsidiaries in the U.S., Canada, Germany and the UK, including leasing directly through certain of those subsidiaries. Under a lease held directly by us, we typically receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. The profitability of the leasing program depends on our ability to accurately project residual values, secure adequate financing and/or business partners to fund and grow this program, and screen for and manage customer credit risk. We expect the need for leasing and other financing options will continue to be important to Model S and Model X deliveries and for Model 3 in the long term. If we are unable to adequately fund our leasing program with internal funds, or partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our sales. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

Moreover, we have provided resale value guarantees to customers with certain financing programs, under which such customers may sell their vehicles back to us at certain points in time at pre-determined resale values. If the resale values of any vehicles resold or returned to us pursuant to these programs are materially lower than our estimates, our profitability and/or liquidity could be negatively impacted.

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

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience. In California, Nevada and other regions where we have operations, there is increasing competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, software engineering, manufacturing engineering, and other skills such as electrical and building construction expertise. This competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our expansion plans and ramp to high-volume manufacture of vehicles, and to retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our performance.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer, Chairman of our Board of Directors and largest stockholder. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies Corp., a developer and manufacturer of space launch vehicles, and is involved in other emerging technology ventures.

We are continuously expanding and improving our information technology systems and use security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted and our operating results and reputation could be harmed.

We are continuously expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of multiple vehicles necessitates continued development, maintenance and improvement of our information technology systems in the U.S. and abroad, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. We also maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber-attacks. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

We cannot be sure that these systems or their required functionality will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information could be compromised or misappropriated and our reputation may be adversely affected. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.

Our products contain complex information technology systems. For example, our vehicles and energy storage products are designed with built-in data connectivity to accept and install periodic remote updates from us to improve or update their functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our products and their systems. However, hackers have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products via our security vulnerability reporting policy, and we aim to remedy any reported and verified vulnerability. Accordingly, we have received reports of potential vulnerabilities in the past and have attempted to remedy them. However, there can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.

Any unauthorized access to or control of our products or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our products, their systems or data, as well as other factors that may result in the perception that our products, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results. We have been the subject of such reports in the past.

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

It is common for employees at companies with significant manufacturing operations such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. The United Automobile Workers (UAW) has publicly announced a desire to organize the Tesla Factory, and has been engaged in a campaign against the company. As part of that campaign, the UAW has filed with the National Labor Relations Board a series of unfair labor practice charges against Tesla. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

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

Any product recall, including for solar or charging equipment, in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, certain vehicle recalls that we initiated have resulted from various causes, including a component that could prevent the parking brake from releasing once engaged, a concern with the firmware in the restraints control module in certain right-hand-drive vehicles, industry-wide issues with airbags from a particular supplier, Model X seat components that could cause unintended seat movement during a collision, and concerns of corrosion in Model S power steering assist motor bolts. Furthermore, testing of our vehicles by government regulators or industry groups may require us to initiate vehicle recalls or may result in negative public perceptions about the safety of our vehicles. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products or our electric vehicle powertrain components that we have provided to other vehicle OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations, such as federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

Subject to separate limited warranties for the supplemental restraint system, battery and drive unit, we provide four-year or 50,000-mile limited warranties for the purchasers of new Model 3, Model S and Model X vehicles and either a four-year or 50,000-mile limited warranty or a two-year or 100,000-mile maximum odometer limited warranty for the purchasers of used Model S or Model X vehicles certified and sold by us. The limited warranty for the battery and drive unit for new Model S and Model X vehicles covers the drive unit for eight years, as well as the battery for a period of eight years (or for certain older vehicles, 125,000 miles if reached sooner than eight years), although the battery’s charging capacity is not covered under any of our warranties or Extended Service plans; the limited warranty for used Model S and Model X vehicles does not extend or otherwise alter the terms of the original battery and drive unit limited warranty for such used vehicles specified in their original New Vehicle Limited Warranty. For the battery and drive unit on our current new Model 3 vehicles, we offer an eight-year or 100,000-mile limited warranty for our standard range battery and an eight-year or 120,000-mile limited warranty for our long-range battery, with minimum 70% retention of battery capacity over the warranty period. In addition, customers of new Model S and Model X vehicles have the opportunity to purchase an Extended Service plan for the period after the end of the limited warranty for their new vehicles to cover additional services for up to an additional four years or 50,000 miles, provided it is purchased within a specified period of time.

For energy storage products, we provide limited warranties against defects and to guarantee minimum energy retention levels. For example, we currently guarantee that each Powerwall 2 product will maintain at least 70-80% of its stated energy capacity after 10 years, and that each Powerpack 2 product will retain specified minimum energy capacities in each of its first 10 to 15 years of use. For our Solar Roof, we currently offer a warranty on the glass tiles for the lifetime of a customer’s home and a separate warranty for the energy generation capability of the solar tiles. We also offer extended warranties, availability guarantees and capacity guarantees for periods of up to 20 years at an additional cost at the time of purchase, as well as workmanship warranties to customers who elect to have us install their systems.

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

We expect our period-to-period financial results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, ramp up the production of Model 3, expand Gigafactory 1, open new Tesla stores and service centers with maintenance and repair capabilities, open new Supercharger locations, ramp production at Gigafactory 2, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. Moreover, we expect to continue to design, develop and manufacture new and future products, and increase our production capacity by expanding our current manufacturing facilities and adding future facilities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

Servicing our indebtedness requires a significant amount of cash, and there is no guarantee that we will have sufficient cash flow from our business to pay our substantial indebtedness.

As of March 31, 2018, we and our subsidiaries had outstanding $10.47 billion in aggregate principal amount of indebtedness (see Note 10, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

Additionally, we use capital from third-party investors to enable our customers’ access to our solar energy systems with little or no upfront cost. The availability of this financing depends upon many factors, including the confidence of the investors in the solar energy industry, the quality and mix of our customer contracts, any regulatory changes impacting the economics of our existing customer contracts, changes in law (including tax law), risks or government incentives associated with these financings, and our ability to compete with other renewable energy companies for the limited number of potential investors. Moreover, interest rates remain at low levels. If the rate of return required by investors rises as a result of a rise in interest rates, it will reduce the present value of the customer payment streams underlying, and therefore the total value of, our financing structures, increasing our cost of capital. If we are unable to establish new financing funds on favorable terms for third-party ownership arrangements, we may be unable to finance the installation of our solar energy systems for our lease or power purchase agreement customers’ systems, or our cost of capital could increase and our liquidity may be negatively impacted, which would have an adverse effect on our business, financial condition and results of operations.

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

We sell our vehicles directly to consumers. We may not be able to sell our vehicles through this sales model in each state in the U.S., as some states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model. In certain states in which we are not able to obtain dealer licenses, we have opened galleries, which are not full retail locations.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $389.61 per share and a low of $244.59 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Moreover, stockholder litigation like this has been filed against us in the past. While we are continuing to defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Credit Agreement Amendment

On May 3, 2018, the Company and its subsidiary Tesla Motors Netherlands B.V. entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. The Ninth Amendment amended the Credit Agreement to permit Tesla to include in its discretion: (i) the Fremont Factory facilities in the U.S. borrowing base and/or (ii) vehicles in and in-transit to Belgium in the Dutch borrowing base.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.2	Eighth Amendment to the ABL Credit Agreement, dated as of March 12, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	—	—	—	—	X

10.3	Ninth Amendment to the ABL Credit Agreement, dated as of May 3, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	—	—	—	—	X

10.4	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of March 23, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	—	—	—	—	X

10.5	Amendment No. 2 to Loan and Security Agreement, dated as of March 23, 2018, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith.
**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla, Inc.

Date: May 4, 2018	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)