Form 10-Q
period 2018-06-30
Tesla, Inc.
filed 2018-08-06
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 170,593,144 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except for par values)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,236,424	$3,367,914
Restricted cash	146,822	155,323
Accounts receivable, net	569,874	515,381
Inventory	3,324,643	2,263,537
Prepaid expenses and other current assets	422,034	268,365
Total current assets	6,699,797	6,570,520
Operating lease vehicles, net	2,282,047	4,116,604
Solar energy systems, leased and to be leased, net	6,340,031	6,347,490
Property, plant and equipment, net	10,969,348	10,027,522
Intangible assets, net	300,406	361,502
Goodwill	64,284	60,237
MyPower customer notes receivable, net of current portion	434,841	456,652
Restricted cash, net of current portion	399,992	441,722
Other assets	419,254	273,123
Total assets	$27,910,000	$28,655,372
Liabilities
Current liabilities
Accounts payable	$3,030,493	$2,390,250
Accrued liabilities and other	1,814,979	1,731,366
Deferred revenue	576,321	1,015,253
Resale value guarantees	674,255	787,333
Customer deposits	942,129	853,919
Current portion of long-term debt and capital leases	2,020,685	796,549
Current portion of promissory notes issued to related parties	82,500	100,000
Total current liabilities	9,141,362	7,674,670
Long-term debt and capital leases, net of current portion	9,510,696	9,415,700
Solar bonds issued to related parties, net of current portion	100	100
Convertible senior notes issued to related parties	2,594	2,519
Deferred revenue, net of current portion	795,820	1,177,799
Resale value guarantees, net of current portion	584,857	2,309,222
Other long-term liabilities	2,607,458	2,442,970
Total liabilities	22,642,887	23,022,980
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	539,536	397,734
Convertible senior notes (Note 10)	—	70
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 170,516 and 168,797 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	170	169
Additional paid-in capital	9,656,537	9,178,024
Accumulated other comprehensive gain	18,545	33,348
Accumulated deficit	(5,768,831)	(4,974,299)
Total stockholders' equity	3,906,421	4,237,242
Noncontrolling interests in subsidiaries	821,156	997,346
Total liabilities and equity	$27,910,000	$28,655,372

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Automotive sales	$3,117,865	$2,013,852	$5,679,746	$4,048,912
Automotive leasing	239,816	272,764	413,252	527,304
Total automotive revenues	3,357,681	2,286,616	6,092,998	4,576,216
Energy generation and storage	374,408	286,780	784,430	500,724
Services and other	270,142	216,161	533,554	408,887
Total revenues	4,002,231	2,789,557	7,410,982	5,485,827
Cost of revenues
Automotive sales	2,529,739	1,472,578	4,621,136	2,969,227
Automotive leasing	136,915	175,433	241,411	341,459
Total automotive cost of revenues	2,666,654	1,648,011	4,862,547	3,310,686
Energy generation and storage	330,273	203,762	705,636	355,535
Services and other	386,374	271,169	767,343	485,045
Total cost of revenues	3,383,301	2,122,942	6,335,526	4,151,266
Gross profit	618,930	666,615	1,075,456	1,334,561
Operating expenses
Research and development	386,129	369,774	753,225	691,814
Selling, general and administrative	750,759	537,757	1,437,163	1,141,212
Restructuring and other	103,434	—	103,434	—
Total operating expenses	1,240,322	907,531	2,293,822	1,833,026
Loss from operations	(621,392)	(240,916)	(1,218,366)	(498,465)
Interest income	5,064	4,785	10,278	7,875
Interest expense	(163,582)	(108,441)	(313,128)	(207,787)
Other (expense) income, net	50,911	(41,208)	13,195	(59,306)
Loss before income taxes	(728,999)	(385,780)	(1,508,021)	(757,683)
Provision for income taxes	13,707	15,647	19,312	40,925
Net loss	(742,706)	(401,427)	(1,527,333)	(798,608)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(25,167)	(65,030)	(100,243)	(131,934)
Net loss attributable to common stockholders	$(717,539)	$(336,397)	$(1,427,090)	$(666,674)
Net loss per share of common stock attributable to common stockholders
Basic	$(4.22)	$(2.04)	$(8.42)	$(4.07)
Diluted	$(4.22)	$(2.04)	$(8.42)	$(4.07)
Weighted average shares used in computing net loss per share of common stock
Basic	169,997	165,212	169,574	163,679
Diluted	169,997	165,212	169,574	163,679

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(717,539)	$(336,397)	$(1,427,090)	$(666,674)
Unrealized gains (losses) on derivatives:
Reclassification adjustment for net losses into net loss	—	—	—	(5,570)
Foreign currency translation adjustment	(64,376)	31,730	(14,803)	40,271
Other comprehensive (loss) income	(64,376)	31,730	(14,803)	34,701
Comprehensive loss	$(781,915)	$(304,667)	$(1,441,893)	$(631,973)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,527,333)	$(798,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	901,488	765,773
Stock-based compensation	338,983	219,759
Amortization of debt discounts and issuance costs	74,419	67,405
Inventory write-downs	46,098	71,255
Loss on disposals of fixed assets	118,850	53,572
Foreign currency transaction losses	6,185	29,394
Loss related to SolarCity acquisition	—	11,571
Non-cash interest and other operating activities	5,685	53,769
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(98,509)	77,043
Inventories	(1,055,556)	(393,702)
Operating lease vehicles	(186,208)	(727,453)
Prepaid expenses and other current assets	(95,194)	(113,192)
MyPower customer notes receivable and other assets	(59,446)	26,339
Accounts payable and accrued liabilities	909,720	13,234
Deferred revenue	107,497	208,685
Customer deposits	42,920	(71,064)
Resale value guarantee	(39,563)	176,505
Other long-term liabilities	(18,076)	59,732
Net cash used in operating activities	(528,040)	(269,983)
Cash Flows from Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(1,265,475)	(1,511,692)
Purchases of solar energy systems, leased and to be leased	(140,375)	(418,792)
Business combinations, net of cash acquired	(5,604)	(109,147)
Net cash used in investing activities	(1,411,454)	(2,039,631)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings	—	400,175
Proceeds from issuances of convertible and other debt	3,043,227	2,408,586
Repayments of convertible and other debt	(2,268,716)	(1,412,286)
Repayments of borrowings under Solar Bonds issued to related parties	(17,500)	(165,000)
Collateralized lease (repayments) borrowings	(200,518)	335,675
Proceeds from exercises of stock options and other stock issuances	125,071	158,913
Principal payments on capital leases	(48,182)	(36,857)
Common stock and debt issuance costs	(3,671)	(13,688)
Purchases of convertible note hedges	—	(204,102)
Proceeds from settlement of convertible note hedges	—	251,850
Proceeds from issuances of warrants	—	52,883
Payments for settlements of warrants	—	(208,193)
Proceeds from investments by noncontrolling interests in subsidiaries	253,037	583,433
Distributions paid to noncontrolling interests in subsidiaries	(109,545)	(123,873)
Payments for buy-outs of noncontrolling interests in subsidiaries	(2,921)	—
Net cash provided by financing activities	770,282	2,027,516
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12,509)	27,936
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,181,721)	(254,162)
Cash and cash equivalents and restricted cash, beginning of period	3,964,959	3,766,900
Cash and cash equivalents and restricted cash, end of period	$2,783,238	$3,512,738
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$335,048	$1,021,692
Estimated fair value of facilities under build-to-suit leases	$61,709	$173,075

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

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of June 30, 2018, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Accordingly, the cumulative effect of the changes made to our consolidated January 1, 2018 consolidated balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balances at December 31, 2017	Adjustments from Adoption of New Revenue Standard	Balances at January 1, 2018
Assets
Inventory	$2,263,537	$(27,009)	$2,236,528
Prepaid expenses and other current assets	268,365	51,735	320,100
Operating lease vehicles, net	4,116,604	(1,808,932)	2,307,672
Other assets	273,123	68,355	341,478
Liabilities
Accrued liabilities and other	1,731,366	74,487	1,805,853
Deferred revenue	1,015,253	(436,737)	578,516
Resale value guarantees	787,333	(295,909)	491,424
Customer deposits	853,919	56,081	910,000
Deferred revenue, net of current portion	1,177,799	(429,771)	748,028
Resale value guarantees, net of current portion	2,309,222	(1,346,179)	963,043
Other long-term liabilities	2,442,970	104,767	2,547,737
Redeemable noncontrolling interests in subsidiaries	397,734	8,101	405,835
Equity
Accumulated other comprehensive gain	33,348	15,221	48,569
Accumulated deficit	(4,974,299)	623,172	(4,351,127)
Noncontrolling interests in subsidiaries	997,346	(89,084)	908,262

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated balance sheet was as follows (in thousands):

	June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Assets
Inventory	$3,324,643	$3,357,531	$(32,888)
Prepaid expenses and other current assets	422,034	364,476	57,558
Operating lease vehicles, net	2,282,047	4,228,216	(1,946,169)
Other assets	419,254	352,000	67,254
Liabilities
Accrued liabilities and other	1,814,979	1,743,824	71,155
Deferred revenue	576,321	1,022,041	(445,720)
Resale value guarantees	674,255	1,030,975	(356,720)
Customer deposits	942,129	883,611	58,518
Deferred revenue, net of current portion	795,820	1,243,506	(447,686)
Resale value guarantees, net of current portion	584,857	2,061,508	(1,476,651)
Other long-term liabilities	2,607,458	2,496,748	110,710
Redeemable noncontrolling interests in subsidiaries	539,536	532,321	7,215
Equity
Accumulated other comprehensive gain	18,545	18,843	(298)
Accumulated deficit	(5,768,831)	(6,477,890)	709,059
Noncontrolling interests in subsidiaries	821,156	904,983	(83,827)

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations and consolidated statement of comprehensive loss was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Automotive sales	$3,117,865	$2,752,249	$365,616	$5,679,746	$5,015,092	$664,654
Automotive leasing	239,816	429,027	(189,211)	413,252	767,402	(354,150)
Energy generation and storage	374,408	388,695	(14,287)	784,430	802,160	(17,730)
Cost of revenues
Automotive sales	2,529,739	2,280,012	249,727	4,621,136	4,155,284	465,852
Automotive leasing	136,915	278,133	(141,218)	241,411	503,714	(262,303)

Provision for income taxes	13,707	14,013	(306)	19,312	20,345	(1,033)
Net loss	(742,706)	(796,621)	53,915	(1,527,333)	(1,617,591)	90,258
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(25,167)	(26,532)	1,365	(100,243)	(104,614)	4,371
Net loss attributable to common stockholders	(717,539)	(770,089)	52,550	(1,427,090)	(1,512,977)	85,887
Foreign currency translation adjustment	(64,376)	(33,307)	(31,069)	(14,803)	716	(15,519)
Comprehensive loss	(781,915)	(803,396)	21,481	(1,441,893)	(1,512,261)	70,368

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of cash flows for the six months ended June 30, 2018 was a decrease in collateralized lease borrowings of $210.3 million, from a net financing cash inflow of $9.8 million to a net financing cash outflow of $200.5 million as presented, with an offsetting increase to cash outflows from operations. Additionally, the adjustments to the consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive loss identified above would have corresponding impacts within the operating section of the consolidated statement of cash flows.

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

Automotive Sales with Resale Value Guarantee

We offer resale value guarantees or similar buy-back terms to certain customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. We also offer resale value guarantees in connection with automotive sales to certain leasing partners. Currently, both programs are available only in certain international markets. Under these programs, we receive full payment for the vehicle sales price at the time of delivery and our counterparty has the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value.

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

Deferred revenue activity related to the access to our Supercharger network, internet connectivity, autopilot and over-the-air software updates on automotive sales with and without resale value guarantee consisted of the following (in thousands):

Six Months Ended June 30, 2018
Deferred revenue on automotive sales with and without resale value guarantee— beginning of period	$475,919
Additions	155,768
Net changes in liability for pre-existing contracts	(4,394)
Revenue recognized	(49,440)
Deferred revenue on automotive sales with and without resale value guarantee— end of period	$577,853

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2018. From the deferred revenue balance as of January 1, 2018, revenue recognized during the six months ended June 30, 2018 was $44.5 million. Of the total deferred revenue on automotive sales with and without resale value guarantees, we expect to recognize $231.7 million of revenue in the next 12 months. The remaining balance will be recognized over the performance period as discussed above in Automotive Sales without Resale Value Guarantee.

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

We recognize revenue on the sale of regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive revenue in the consolidated statement of operations. We had no deferred revenue related to sales of automotive regulatory credits as of June 30, 2018 or December 31, 2017.

Automotive Leasing Revenue

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as the two programs with resale value guarantees which continue to qualify for operating lease treatment. Prior to the adoption of the new revenue standard, all programs with resale value guarantees were accounted for as operating leases.

Direct Vehicle Leasing Program

We offer vehicle leasing programs in certain locations in North America and Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. Currently, the program is only offered to qualified customers in North America. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the three and six months ended June 30, 2018, we recognized $94.5 million and $169.3 million, respectively, of leasing revenues, and $51.8 million and $98.7 million, respectively, for the same periods in 2017. As of June 30, 2018 and December 31, 2017, we had deferred $103.1 million and $96.6 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.

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

Vehicle Sales to Leasing Partners with a Resale Value Guarantee and a Buyback Option

We offer buyback options in connection with automotive sales with resale value guarantees with certain leasing partner sales in the United States. These transactions entail a transfer of leases, which we have originated with an end-customer, to our leasing partner. As control of the vehicles has not been transferred in accordance with the new revenue standard, these transactions continue to be accounted for as interest bearing collateralized borrowings in accordance with ASC 840, Leases. We have not sold any vehicles under this program in the United States since the second half of 2017 and all current period activity relates to the exercise or cancellation of active transactions. Under this program, cash is received for the full price of the vehicle and the collateralized borrowing value is generally recorded within resale value guarantees and the customer upfront deposit is recorded within deferred revenue. We accrete the deferred revenue amount to automotive leasing revenue on a straight-line basis over the option period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheet, and we record depreciation from these vehicles to cost of automotive leasing revenue during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease (repayments) borrowings within cash flows from financing activities in the consolidated statement of cash flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the buyback option amount or paying a shortfall to the option amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our option period, we expense the net value of the leased vehicle to cost of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $776.4 million as of June 30, 2018, including $534.9 million within a 12-month period. As of June 30, 2018, we had $915.4 million of such borrowings recorded in resale value guarantees and $148.4 million recorded in deferred revenue liability. For the three and six months ended June 30, 2018, we recognized $84.7 million and $167.2 million, respectively, of leasing revenue related to this program.

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

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue, and the net book value of the leased vehicle is expensed to cost of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on the consolidated balance sheet to used vehicle inventory. As of June 30, 2018, $139.3 million of the guarantees were exercisable by customers within the next 12 months. For the three and six months ended June 30, 2018, we recognized $60.6 million and $76.7 million, respectively, of leasing revenue related to this program.

Energy Generation and Storage Segment

Energy Generation and Storage Sales

Energy generation and storage revenues consists of the sale of solar energy and storage systems to residential, small commercial, and large commercial and utility grade customers. Sales of solar energy systems to residential and small scale commercial customers consists of the engineering, design, and installation of the system. Post installation, residential and small scale commercial customers receive a proprietary monitoring system that captures and displays historical energy generation data. Residential and small scale commercial customers pay the full purchase price of the solar energy system up-front. Revenue for the design and installation obligation is recognized when control transfers, which is when we install a solar energy system and the system passes inspection by the utility or the authority having jurisdiction. Revenue for the monitoring service is recognized ratably as a stand-ready obligation over the warranty period of the solar energy system. Sales of energy storage systems to residential and small scale commercial customers consists of the installation of the energy storage system and revenue is recognized when control transfers, which is when the product has been delivered or, if we are performing installation, when installed and accepted by the customer. Payment for such storage systems are made upon invoice or in accordance with payment terms customary to the business.

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

We record as deferred revenue any amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of June 30, 2018 and December 31, 2017, deferred revenue related to such customer payments amounted to $152.3 million and $124.0 million, respectively. Revenue recognized from the deferred revenue balance as of January 1, 2018, was $28.6 million for the six months ended June 30, 2018. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less. As of June 30, 2018, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $135.7 million. Of this amount, we expect to recognize $38.8 million in the next 12 months and the remaining over a period up to 30 years.

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

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of June 30, 2018 and December 31, 2017, deferred revenue related to such customer payments amounted to $221.5 million and $206.8 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term. As of June 30, 2018 and December 31, 2017, deferred revenue from rebates and incentives amounted to $28.8 million and $27.2 million, respectively.

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

Revenues related to repair and maintenance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within customer deposits on the consolidated balance sheet. Deferred revenue related to services and other revenue was immaterial as of June 30, 2018 and December 31, 2017.

Revenue by source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Automotive sales without resale value guarantee	$2,698,239	$4,880,753
Automotive sales with resale value guarantee	365,616	664,654
Automotive regulatory credits	54,010	134,339
Energy generation and storage sales	234,602	532,497
Services and other	270,142	533,554
Total revenues from sales and services	3,622,609	6,745,797
Automotive leasing	239,816	413,252
Energy generation and storage leasing	139,806	251,933
Total revenues	$4,002,231	$7,410,982

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2018 and December 31, 2017, the aggregate balances of our gross unrecognized tax benefits were $236.8 million and $198.7 million, respectively, of which $228.3 million and $191.0 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court.  We do not expect this to have an impact on our consolidated financial statements.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based awards	9,925,584	9,038,397	9,815,543	10,434,764
Convertible senior notes	1,500,618	2,792,247	1,503,118	2,972,278
Warrants	270,027	801,673	286,010	736,567

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

	June 30,	December 31,	June 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$2,236,424	$3,367,914	$3,035,924	$3,393,216
Restricted cash	146,822	155,323	118,369	105,519
Restricted cash, net of current portion	399,992	441,722	358,445	268,165
Total as presented in the consolidated statements of cash flows	$2,783,238	$3,964,959	$3,512,738	$3,766,900

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of June 30, 2018, no entity represented 10% or more of our total accounts receivable balance. As of December 31, 2017, no entity represented 10% of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Warranties

We provide a manufacturer’s warranty on all new and used vehicles, production powertrain components and systems and energy storage products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or power purchase agreements, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheet. Due to the adoption of the new revenue standard, automotive sales with resale value guarantees that were previously recorded within operating lease assets require a corresponding warranty accrual, which is included in the table below. Warranty expense is recorded as a component of cost of revenues. Accrued warranty activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accrued warranty—beginning of period	$465,866	$306,951	$401,790	$266,655
Warranty costs incurred	(49,604)	(25,384)	(94,285)	(48,400)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(10,917)	8,915	(10,416)	2,653
Additional warranty accrued from adoption of the new revenue standard	—	—	37,139	—
Provision for warranty	118,664	52,797	189,781	122,371
Accrued warranty—end of period	$524,009	$343,279	$524,009	$343,279

For the three and six months ended June 30, 2018, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $7.0 million and $12.8 million, respectively, and for the three and six months ended June 30, 2017, such costs were $7.4 million and $13.5 million, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. Further, solar leases and PPAs that commence after January 1, 2019, where we are the lessor and are currently accounted for as leases will no longer meet the definition of a lease with the adoption of this ASU and will instead be accounted for in accordance with ASC 606. Subsequently, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements, to clarify and amend the guidance in ASU No. 2016-02. We are continuing to assess the impact of adopting the ASUs on our financial position, results of operations and related disclosures and anticipate the effect on the consolidated financial statements to be material.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require, among others, financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is modified retrospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU on January 1, 2020.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is prospective. We adopted the ASU on January 1, 2018, which we anticipate will result in more transactions being accounted for as asset acquisitions rather than business acquisitions. Adoption of the guidance had no impact on the financial statements for the six months ended June 30, 2018.

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

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year form the enactment date. SAB 118 was codified by the FASB as part of ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. As of June 30, 2018, we have not made any additional measurement period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns later in 2018. We do not expect any subsequent adjustments to have any material impact on the consolidated balance sheets or statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient Transition to Topic 842, to permit an entity to elect an optional practical expedient to not evaluate land easements under ASC 842, that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The ASU is effective during the same period of adoption of ASU 2016-02, which we anticipate to be January 1, 2019, and currently is not expected to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Certain items of the amendments in ASU 2018-09 will be effective for us in annual periods beginning after December 15, 2018. We are currently evaluating the effects the adoption of ASU 2018-09 will have on the consolidated financial statements.

Note 3 – Intangible Assets

Information regarding our acquired intangible assets was as follows (in thousands):

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$152,431	$(29,362)	$1,488	$124,557	$125,889	$(19,317)	$1,847	$108,419
Trade names	45,275	(43,926)	210	1,559	45,275	(10,924)	261	34,612
Favorable contracts and leases, net	112,817	(12,526)	—	100,291	112,817	(8,639)	—	104,178
Other	35,559	(9,499)	913	26,973	34,099	(7,775)	1,137	27,461
Total finite-lived intangible assets	346,082	(95,313)	2,611	253,380	318,080	(46,655)	3,245	274,670
Indefinite-lived intangible assets:
IPR&D	60,290	—	(13,264)	47,026	86,832	—	—	86,832
Total indefinite-lived intangible assets	60,290	—	(13,264)	47,026	86,832	—	—	86,832
Total intangible assets	$406,372	$(95,313)	$(10,653)	$300,406	$404,912	$(46,655)	$3,245	$361,502

The in-process research and development (“IPR&D”), which we acquired from SolarCity Corporation (“SolarCity”), is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. During the three months ended June 30, 2018, we concluded that a portion of the IPR&D was not commercially feasible, and consequently recognized an abandonment loss of $13.3 million in research and development operating expenses. During the three months ended June 30, 2018, $26.5 million of IPR&D was put into production, and we expect to complete the remaining research and development efforts in the second half of 2018, but there can be no assurance that the commercial feasibility will be achieved. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing solar cells and modules. If commercial feasibility is not achieved for the remaining IPR&D, we would likely look to other alternative technologies.

The costs associated with one of the trade names acquired by us has been fully amortized as we phased out the use of such trade name in our sales and marketing efforts.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

June 30, 2018
Six months ending December 31, 2018	$17,623
2019	34,715
2020	32,807
2021	32,807
2022	32,807
Thereafter	102,621
Total	$253,380

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

	June 30, 2018				December 31, 2017
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents & restricted cash)	$1,235,748	$1,235,748	$—	$—	$2,163,459	$2,163,459	$—	$—
Interest rate swaps, net	12,398	—	12,398	—	59	—	59	—
Total	$1,248,146	$1,235,748	$12,398	$—	$2,163,518	$2,163,459	$59	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the six months ended June 30, 2018, there were no transfers between the levels of the fair value hierarchy.

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

	June 30, 2018			December 31, 2017
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$313,968	$12,447	$49	$496,544	$5,304	$5,245

Our interest rate swaps activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross gains	$2,747	$1,861	$12,410	$2,549
Gross losses	1,170	9,945	1,205	11,195

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

We estimate the fair value of the convertible senior notes and the 5.30% Senior Notes due in 2025 using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair value of the participation interest, the solar asset-backed notes, the solar loan-backed notes and automotive asset-backed notes on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$3,803,130	$4,636,385	$3,722,673	$4,488,651
Senior notes	$1,777,140	$1,602,000	$1,775,550	$1,732,500
Participation interest	$18,221	$17,755	$17,545	$17,042
Solar asset-backed notes	$864,867	$883,305	$880,415	$898,145
Solar loan-backed notes	$220,708	$228,535	$236,844	$248,149
Automotive asset-backed notes	$460,835	$461,419	$—	$—

Note 5 – Inventory

Our inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$972,739	$821,396
Work in process	350,443	243,181
Finished goods	1,721,860	1,013,909
Service parts	279,601	185,051
Total	$3,324,643	$2,263,537

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2018, we recorded write-downs of $24.6 million and $41.9 million, respectively, in cost of revenues. During the three and six months ended June 30, 2017, we recorded write-downs of $45.8 million and $66.8 million, respectively, in cost of revenues.

Note 6 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Solar energy systems leased to customers	$6,293,347	$6,009,977
Initial direct costs related to customer solar energy system lease acquisition costs	92,485	74,709
	6,385,832	6,084,686
Less: accumulated depreciation and amortization	(349,442)	(220,110)
	6,036,390	5,864,576
Solar energy systems under construction	182,999	243,847
Solar energy systems to be leased to customers	120,642	239,067
Solar energy systems, leased and to be leased – net (1)	$6,340,031	$6,347,490

(1)

Included in solar energy systems, leased and to be leased, as of June 30, 2018 and December 31, 2017 was $36.0 million and $36.0 million, respectively, related to capital leased assets with an accumulated depreciation and amortization of $2.8 million and $1.9 million, respectively.

Note 7 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Machinery, equipment, vehicles and office furniture	$5,201,349	$4,251,711
Tooling	1,365,588	1,255,952
Leasehold improvements	905,759	789,751
Land and buildings	3,904,854	2,517,247
Computer equipment, hardware and software	446,959	395,067
Construction in progress	1,333,562	2,541,588
	13,158,071	11,751,316
Less: Accumulated depreciation and amortization	(2,188,723)	(1,723,794)
Total	$10,969,348	$10,027,522

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and a portion of Gigafactory 1 construction. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Construction in progress also includes certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. During the six months ended June 30, 2018, $540.4 million of costs at Gigafactory 1 and $649.5 million of costs at Gigafactory 2 were transferred to land and buildings from construction in progress as assets were placed in service. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and six months ended June 30, 2018, we capitalized $15.7 million and $34.5 million, respectively, of interest. During the three and six months ended June 30, 2017, we capitalized $35.4 million and $58.7 million, respectively, of interest.

As of June 30, 2018 and December 31, 2017, the table above included $1.67 billion and $1.63 billion, respectively, of build-to-suit lease assets. As of June 30, 2018 and December 31, 2017, the corresponding financing liabilities of $91.3 million and $14.9 million, respectively, were recorded in accrued liabilities and $1.65 billion and $1.67 billion, respectively, were recorded in other long-term liabilities.

Depreciation and amortization expense during the three and six months ended June 30, 2018 was $251.8 million and $497.0 million, respectively. Depreciation and amortization expense during the three and six months ended June 30, 2017 was $176.6 million and $336.7 million, respectively. Gross property and equipment under capital leases as of June 30, 2018 and December 31, 2017 was $1.22 billion and $688.3 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates was $161.6 million and $100.6 million, respectively.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the cost of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we have applied similar accounting. As of June 30, 2018 and December 31, 2017, we had cumulatively capitalized costs of $955.4 million and $473.3 million, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement. We had cumulatively capitalized total costs for the Gigafactory 1 of $4.14 billion and $3.15 billion as of June 30, 2018 and December 31, 2017, respectively.

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued warranty reserve, net of current portion	$367,989	$276,289
Build-to-suit lease liability, net of current portion	1,645,969	1,665,768
Deferred rent expense	53,658	46,820
Financing obligation, net of current portion	58,403	67,929
Liability for receipts from an investor	—	29,713
Sales return reserve	78,525	—
Other noncurrent liabilities	402,914	356,451
Total other long-term liabilities	$2,607,458	$2,442,970

The liability for receipts from an investor represents the amounts received from the investor under a lease pass-through fund arrangement for the monetization of ITCs for solar energy systems not yet placed in service. Due to the adoption of the new revenue standard, automotive sales with resale value guarantees that are now accounted for as sales with a right of return require a corresponding sales return reserve, which is included in accrued liabilities and other when the reserve is current and other long-term liabilities when the reserve is non-current on the consolidated balance sheets.

Note 9 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. Customer deposits are fully refundable; in the case of a vehicle, up to the point the vehicle is placed into the production cycle, and in the case of an energy generation or storage product, prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of June 30, 2018 and December 31, 2017, we held $942.1 million and $853.9 million, respectively, in customer deposits. Due to the adoption of the new revenue standard, customer deposits now include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans, which were previously reported as deferred revenue. As a result, $58.5 million of the increase in the customer deposits balance was from the adoption of the new revenue standard.

Note 10 – Convertible and Long-Term Debt Obligations

The following is a summary of our debt as of June 30, 2018 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount*	Interest Rates	Maturity Date
Recourse debt:
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	890,417	—	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,214,159	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	856,322	—	2.375%	March 2022
5.30% Senior Notes due in 2025 ("2025 Notes")	1,800,000	—	1,777,140	—	5.30%	August 2025
Credit Agreement	1,598,000	—	1,598,000	230,595	1% plus LIBOR	June 2020
Vehicle and other Loans	4,180	3,946	234	—	1.8%-7.6%	July 2018 - September 2019
2.75% Convertible Senior Notes due in 2018	230,000	227,361	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	525,796	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	89,075	—	0.0%	December 2020
Related Party Promissory Notes	82,500	82,500	—	—	6.5%	August 2018
Solar Bonds	26,300	1,700	24,857	—	2.6-5.75%	July 2018 - January 2031
Total recourse debt	7,687,480	1,205,924	6,085,583	230,595
Non-recourse debt:
Warehouse Agreements	501,074	75,363	425,711	598,926	3.4%	September 2019
Canada Credit Facility	66,067	30,275	35,792	—	3.6%-5.1%	November 2021
Term Loan due in December 2018	185,000	184,595	—	—	5.7%	December 2018
Term Loan due in January 2021	173,763	6,256	166,620	—	5.9%	January 2021
Revolving Aggregation Credit Facility	210,157	—	206,869	389,843	4.8-5.3%	December 2019
Solar Renewable Energy Credit Loan Facility	33,390	14,479	18,791	—	7.7%	July 2021
Cash equity debt	477,271	11,608	450,747	—	5.3-5.8%	July 2033-January 2035
Solar asset-backed notes	891,191	24,319	840,548	—	4.0 - 7.7%	November 2038-February 2048
Solar loan-backed notes	228,133	9,566	211,142	—	4.8-7.5%	September 2048-September 2049
Automotive asset-backed notes	460,835	276,524	184,311	—	2.3%-4.9%	December 2019 - March 2021
Total non-recourse debt	3,226,881	632,985	2,540,531	988,769
Total debt	$10,914,361	$1,838,909	$8,626,114	$1,219,364

The following is a summary of our debt as of December 31, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual
	Balance	Current	Long-Term	Amount*	Interest Rates	Maturity Date
Recourse debt:
1.50% Convertible Senior Notes due in 2018 ("2018 Notes")	$5,512	$5,442	$—	$—	1.50%	June 2018
2019 Notes	920,000	—	869,092	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,186,131	—	1.25%	March 2021
2022 Notes	977,500	—	841,973	—	2.375%	March 2022
2025 Notes	1,800,000	—	1,775,550	—	5.30%	August 2025
Credit Agreement	1,109,000	—	1,109,000	729,929	1% plus LIBOR	June 2020
Vehicle and other Loans	16,205	15,944	261	—	1.8% - 7.6%	January 2018- September 2019
2.75% Convertible Senior Notes due in 2018	230,000	222,171	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	511,389	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	86,475	—	0.0%	December 2020
Related Party Promissory Notes due in February 2018	100,000	100,000	—	—	6.5%	February 2018
Solar Bonds	32,016	7,008	24,940	—	2.6% - 5.8%	March 2018- January 2031
Total recourse debt	7,239,233	350,565	6,404,811	729,929
Non-recourse debt:
Warehouse Agreements	673,811	195,382	477,867	426,189	3.1%	September 2019
Canada Credit Facility	86,708	31,106	55,603	—	3.6% - 5.1%	November 2021
Term Loan due in December 2018	157,095	156,884	—	19,534	4.8%	December 2018
Term Loan due in January 2021	176,290	5,885	169,352	—	4.9%	January 2021
Revolving Aggregation Credit Facility	161,796	—	158,733	438,204	4.1% - 4.5%	December 2019
Solar Renewable Energy Credit Loan Facility	38,575	15,858	22,774	—	7.3%	July 2021
Cash equity debt	482,133	12,334	454,421	—	5.3% - 5.8%	July 2033-January 2035
Solar asset-backed notes	907,241	23,829	856,586	—	4.0% - 7.7%	November 2038-February 2048
Solar loan-backed notes	244,498	8,006	228,838	—	4.8% - 7.5%	September 2048-September 2049
Total non-recourse debt	2,928,147	449,284	2,424,174	883,927
Total debt	$10,167,380	$799,849	$8,828,985	$1,613,856

*

Unused committed amounts under some of our credit facilities and financing funds are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets). Upon draw-down of any unused committed amounts, there are no restrictions on use of available funds for general corporate purposes.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts or deferred financing costs. As of June 30, 2018, we were in compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

2018 Notes, Bond Hedges and Warrant Transactions

During the first quarter of 2018, $5.2 million in aggregate principal amount of the 2018 Notes were converted for $5.2 million in cash and 25,745 shares of our common stock. As a result, we recognized a loss on debt extinguishment of less than $0.1 million.

As of June 30, 2018, the 2018 Notes have been completely settled.

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

Interest Incurred

The following table presents the interest incurred on our convertible senior notes with cash conversion features, which include the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest coupon	$10,588	$11,256	$21,136	$17,407
Amortization of debt issuance costs	1,642	2,207	3,257	3,515
Amortization of debt discounts	30,525	30,002	60,384	53,964
Total	$42,755	$43,465	$84,777	$74,886

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

As of June 30, 2018, 10,141,318 shares were reserved and available for issuance under the 2010 Plan.

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

As of June 30, 2018, the following operational milestones were considered probable of achievement:

•	Total revenue of $20.0 billion;
•	Adjusted EBITDA of $1.5 billion; and
•	Adjusted EBITDA of $3.0 billion.

Stock-based compensation expense associated with the 2018 CEO Performance Award is recognized over the longer of the expected achievement period for each pair of market capitalization or operational milestones, beginning at the point in time when the relevant operational milestone is considered probable of being met. If additional operational milestones become probable, stock-based compensation expense will be recorded in the period it becomes probable including cumulative catch-up expense for the service provided since the grant date. The market capitalization milestone period and the valuation of each tranche are determined using a Monte Carlo simulation and is used as the basis for determining the expected achievement period. The probability of meeting an operational milestone is based on a subjective assessment of our future financial projections. Even though no tranches of the 2018 CEO Performance Award vest unless a market capitalization and a matching operational milestone are both achieved, stock-based compensation expense is recognized only when an operational milestone is considered probable of achievement regardless of how much additional market capitalization must be achieved in order for a tranche to vest. At our current market capitalization, even the first tranche of the 2018 CEO Performance Award will not vest unless our market capitalization were to approximately double from the current level and stay at that increased level for a sustained period of time. Additionally, stock-based compensation represents a non-cash expense and is recorded as a selling, general, and administrative operating expense on our consolidated statement of operations.

As of June 30, 2018, we had $710.6 million of total unrecognized stock-based compensation expense for the operational milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 3.5 years. As of June 30, 2018, we had unrecognized stock-based compensation expense of $1.51 billion for the operational milestones that were considered not probable of achievement. From March 21, 2018, when the grant was approved by our stockholders, through June 30, 2018, we recorded stock-based compensation expense of $62.4 million related to the 2018 CEO Performance Award. For the three months ended June 30, 2018, we recorded stock-based compensation expense of $55.7 million related to this award.

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

As of June 30, 2018, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

We began recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of June 30, 2018, we had unrecognized stock-based compensation expense of $13.1 million for the performance milestone that was considered not probable of achievement. For the three and six months ended June 30, 2018, we did not record any additional stock-based compensation related to these awards. For the three and six months ended June 30, 2017, we recorded stock-based compensation expense of $3.6 million and $6.3 million, respectively, related to these awards.

2012 CEO Performance Award

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our CEO (the “2012 CEO Performance Award”). The 2012 CEO Performance Award consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.00 billion, as compared to our initial market capitalization of $3.20 billion at the time of grant. As of June 30, 2018, the market capitalization conditions for all of the vesting tranches and the following performance milestones had been achieved:

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

We began recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of June 30, 2018, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the three months ended June 30, 2018, we recorded no stock-based compensation expense related to the 2012 CEO Performance Award. For the six months ended June 30, 2018, we recorded $0.1 million related to this award. For the three and six months ended June 30, 2017, we recorded stock-based compensation expense of $1.7 million and $3.1 million, respectively, related to this award.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$16,081	$7,466	$34,166	$17,497
Research and development	65,937	57,794	127,044	106,986
Selling, general and administrative	111,449	50,782	173,896	95,276
Restructuring and other	3,877	—	3,877	—
Total	$197,344	$116,042	$338,983	$219,759

We realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances. As of June 30, 2018, we had $1.61 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 3.0 years.

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

Legal Proceedings

Securities Litigation Relating to SolarCity’s Financial Statements and Guidance

On March 28, 2014, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs filed a notice of appeal, and on December 4, 2017, the Court heard oral argument on the appeal. On March 8, 2018, the Court upheld the District Court ruling of dismissal and judgment in our favor. The case is concluded.

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants' motion to dismiss. Defendants filed a request for interlocutory appeal, but the Delaware Supreme Court denied that request, electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018. This case will now proceed.

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

We believe that claims challenging the SolarCity acquisition are without merit and intend to defend against them vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these claims.

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., two of its current officers, and a former officer. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court hearing on the motion to dismiss is set for August 24, 2018. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to 2018 CEO Performance Award

On February 21, 2018, a purported Tesla stockholder made a demand to inspect Tesla’s books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the Tesla board’s approval of a conditional stock-based compensation plan for Elon Musk, Tesla’s Chairman and Chief Executive Officer, in January 2018. On June 4, 2018, that stockholder filed a putative class and derivative action in the Delaware Court of Chancery alleging that Tesla’s directors breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. We believe the claims asserted in this lawsuit are without merit and intend to defend against them vigorously.

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

Letters of Credit

As of June 30, 2018, we had $163.8 million of unused letters of credit outstanding.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$73,423	$55,425
Restricted cash	55,999	33,656
Accounts receivable, net	36,068	18,204
Prepaid expenses and other current assets	8,760	9,018
Total current assets	174,250	116,303
Operating lease vehicles, net	646,459	337,089
Solar energy systems, leased and to be leased, net	5,118,702	5,075,321
Restricted cash, net of current portion	47,990	36,999
Other assets	47,842	29,555
Total assets	$6,035,243	$5,595,267
Liabilities
Current liabilities
Accounts payable	$32	$32
Accrued liabilities and other	97,924	51,652
Deferred revenue	36,216	59,412
Customer deposits	—	726
Current portion of long-term debt and capital leases	548,274	196,531
Total current liabilities	682,446	308,353
Deferred revenue, net of current portion	222,522	323,919
Long-term debt and capital leases, net of current portion	1,060,585	625,934
Other long-term liabilities	29,421	30,536
Total liabilities	$1,994,974	$1,288,742

Note 14 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Solar Bonds issued to related parties	$100	$100
Convertible senior notes due to related parties	$3,000	$3,000
Promissory notes due to related parties	$82,500	$100,000
Due to related parties (primarily accrued interest, included in accrued liabilities and other)	$2,225	$2,509

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Automotive segment
Revenues	$3,627,823	$2,502,777	$6,626,552	$4,985,103
Gross profit	$574,795	$583,597	$996,662	$1,189,372
Energy generation and storage segment
Revenues	$374,408	$286,780	$784,430	$500,724
Gross profit	$44,135	$83,018	$78,794	$145,189

The following table presents revenues by geographic area based on where our products are delivered (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$2,246,637	$1,523,042	$4,115,828	$2,798,250
China	527,230	463,587	1,035,933	967,521
Norway	224,421	122,102	386,741	257,504
Other	1,003,943	680,826	1,872,480	1,462,552
Total	$4,002,231	$2,789,557	$7,410,982	$5,485,827

The following table presents long-lived assets by geographic area (in thousands):

	June 30, 2018	December 31, 2017
United States	$16,495,834	$15,587,979
International	813,545	787,033
Total	$17,309,379	$16,375,012

Note 16 – Restructuring and Other

During the second quarter of 2018, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, in the three months ended June 30, 2018, we recognized $34.0 million of one-time employee termination expenses and estimated losses from sub-leasing a certain facility. Employee termination expenses of $26.2 million are expected to be substantially paid by the end of the third quarter of 2018, while the remaining amounts were non-cash. Also included within restructuring and other activities was $56.1 million of expenses (materially all of which were non-cash) from restructuring the energy generation and storage segment, which comprised of disposals of certain tangible assets, the shortening of the useful life of a trade name intangible asset and a contract termination penalty. In addition, we concluded that a small portion of the IPR&D is not commercially feasible. Consequently, we recognized an impairment loss of $13.3 million in the three months ended June 30, 2018 (see Note 3, Intangible Assets).

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

Energy Generation and Storage

We lease and sell solar energy systems and sell renewable energy and energy storage products to our customers. We have partnered with Panasonic to provide capital and operational support to manufacture PV cells, thus enabling high volume integrated tile and PV cell production at our Gigafactory 2 in Buffalo, New York. We are also continuing to iterate on our Solar Roof product design and production and installation processes before ramping production to a higher level at Gigafactory 2. Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall, mostly for residential applications, and Powerpack, for commercial, industrial and utility-scale applications.

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

Nevertheless, we believe that the unique features of our vehicles, our constant innovation, our growing brand, the increased affordability introduced with Model 3, our global Supercharger network and our future vehicles will continue to generate incremental demand for our vehicles by making our vehicles accessible to larger and previously untapped consumer and commercial markets. For example, we recently expanded our Model 3 offerings by commencing production of the performance-level trim of the dual motor all-wheel drive version of Model 3, and we plan to add less expensive variants, begin deliveries outside of North America and offer leasing options. We also commenced Model 3 test drives and moved to a direct order system for this vehicle in North America, and vehicles are now being ordered by both existing reservation holders and customers without prior reservations.

We produced more than 5,000 Model 3 vehicles during the last week of June 2018, and repeated the production of approximately 5,000 Model 3 vehicles in a week multiple times during July 2018. Although we experienced certain challenges ramping our main Model 3 general assembly line, the simplicity of the Model 3 architecture allowed us to quickly build a second Model 3 general assembly line with a resulting vehicle quality and cost of production roughly equal to those of the main general assembly line. We are continuing to make progress on the main Model 3 general assembly line and evolve the second general assembly line, and at our current point in the ramp we have maintained a high level of automation in our other manufacturing processes, including stamping, body welding, paint shop, powertrain assembly and battery pack assembly. Accordingly, while keeping our capital expenditures limited, our aim is to further increase production to a rate of 6,000 Model 3 vehicles per week by late August 2018, then beyond that rate over the next few quarters, and ultimately to a rate of 10,000 vehicles per week by sometime in 2019. Indeed, we believe that the majority of our Model 3 production processes will be capable of producing 10,000 vehicles per week by the end of 2018, but achieving that rate will require that we increase capacity in certain production processes and that our suppliers ramp further. Moreover, it is to be expected that additional bottlenecks will arise as we continue to ramp, and it will be important that we address them promptly.

We continue to expect Model S and Model X deliveries to be approximately 100,000 in total in 2018, constrained by the total available supply of cells with the 18650 form factor used in those vehicles. As our sales network continues to expand to new markets, we believe vehicle orders should continue to grow. With demand outpacing production, we plan to optimize the trim and option mix in order to optimize revenue and gross margin. We have made significant and sustained progress in the production processes of Model S and Model X, and we will continue to improve manufacturing efficiencies for these vehicles in 2018.

We are also making strides in other aspects of our vehicle production, deliveries and customer infrastructure. For example, we expect to continue to lower the cost of manufacturing our vehicles due to economies of scale, material cost reductions and more efficient manufacturing and equipment utilization. We have achieved cost improvements through material cost reductions from both engineering and commercial actions and increased manufacturing efficiencies including better inventory control for Model S and Model X. We have also seen improved product reliability in our vehicles, batteries and drive units. We are also realigning and streamlining our delivery process to ensure that each delivery session is informative, convenient and quick, and that the overall flow of deliveries is both scalable at volume and more linear throughout each quarter rather than back-ended toward the end of each quarter. We believe this change will provide a better customer experience and reduce the stress on our delivery system. As sales of Tesla vehicles ramp further, we plan to continue to open new Tesla retail, locations, service centers and delivery hubs around the world, we plan to continue to expand our Mobile Service fleet, and we plan to significantly increase the number of Superchargers and Destination Charging connectors globally as the Model 3 fleet continues to grow.

In July 2018, we delivered our 200,000th vehicle in the U.S. Under current regulations, the full $7,500 federal tax credit for the purchase of a qualified electric vehicle will continue to be available only for any of our new vehicles delivered by the end of 2018 in the U.S., and then will be reduced to $3,750 for each vehicle delivered by the end of the second quarter of 2019, then to $1,875 for each vehicle delivered by the end of 2019, then to $0 for each vehicle delivered thereafter. In the near term, we believe this phase-out will pull forward customer orders, before normalizing. In the long run, we do not expect a meaningful impact to our sales in the U.S., as we believe that our vehicles offer a compelling proposition at their full price.

Moreover, we recently adjusted our vehicle pricing in China in order to partially offset tariffs on vehicle imports to China from the U.S., which increased to 40%. While this adjustment may have some negative impact on our vehicle sales in China in the near term, we do not expect our global vehicle deliveries to be heavily impacted since we will partially divert deliveries to North America and Europe if necessary.

Finally, we continue to make progress with our self-driving technology. Our neural net and functionality continue to improve, and we frequently release minor software updates and from time to time release significant version updates, including most recently in March 2018. While we are subject to regulatory constraints over which we have no control, our ultimate goal is to achieve full autonomy.

Energy Generation and Storage Demand, Production and Deployment

We are continuing to reduce customer acquisition costs of our energy generation products, including by cutting advertising spend and shifting our sales strategy significantly in the second quarter of 2018 to sell these products exclusively in Tesla stores with dedicated energy product sales personnel and on our website.  As we implement this strategy, we expect that our solar deployments will remain stable in the short term before growing, including through cross-selling opportunities to our expanding base of vehicle owners. Our emphasis for retrofit solar products remains on executing projects for upfront cash generation and profitability, rather than absolute volume growth.

We are steadily ramping Solar Roof production at Gigafactory 2 and are also continuing to iterate on the product design and production process with learnings from our manufacturing and field installation experience to date, including units deployed during the second quarter of 2018. After we simplify the production and installation processes, we plan to increase automation at Gigafactory 2 and further ramp production toward the end of 2018.

We expect energy storage products to experience significant growth, with our aim being to at least triple deployments in 2018. We are ramping up production for these products at our Gigafactory 1 over the next several quarters, but demand is greater than our current production capacity for energy storage. For example, even as our energy storage business in May 2018 reached a significant milestone of 1 gigawatt hour deployed in total since inception, our net backlog continued to grow in the second quarter of 2018.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Capital expenditures in 2018 are expected to support increases in Model 3 production capacity at Gigafactory 1 and the Tesla Factory, and for building additional stores, service centers and Superchargers. However, we have significantly reduced our projections for capital expenditures by focusing on the critical near-term needs that will benefit us primarily in the next two years. At this stage, we are expecting total 2018 capital expenditures to be slightly below $2.5 billion. Ultimately, our capital expenditures will develop in line with Model 3 production, our profitability and our operating cash generation.

We incurred certain costs in the second quarter of 2018 in connection with a significant cost restructuring. In addition, we expect operating expenses to grow in 2018 as compared to 2017, although operating expenses should decrease significantly as a percentage of revenue due to the significant increase in expected revenue in 2018 and as we focus on increasing operational efficiency. The growth in operating expense will mainly be driven by engineering, design and testing of new products or changes to existing products and higher sales and service costs associated with expanding our worldwide geographic presence. In addition, we expect operating expenses to increase as a result of increased selling, general and administrative expenses incurred by our energy generation and storage business.

In March 2018, our stockholders approved a new 10-year CEO performance award for Elon Musk with vesting contingent on achieving market capitalization and operational milestones. Consequently, we may incur significant additional non-cash stock-based compensation expense over the term of the award as each operational milestone becomes probable of vesting.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offered resale value guarantees or similar buy-back terms to all direct customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Resale value guarantees available for exercise within the 12 months following June 30, 2018 totaled $139.3 million in value.

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

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the three and six months ended June 30, 2018, we recorded additions of $379.0 million and $482.0 million, respectively, on the consolidated balance sheets.

While we currently believe that our progress at Gigafactory 1 will allow us to reach our production targets, our ultimate ability to do so will require us to resolve the types of challenges that are typical of a production ramp and the operation of a world-class manufacturing facility. For example, in the past we experienced bottlenecks in the assembly of battery modules at Gigafactory 1, which negatively affected our production of Model 3. Given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to expand than we currently anticipate.

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

Other Manufacturing

In addition, we continue to expand production capacity at our Tesla Factory and are exploring additional production capacity internationally. For example, in July 2018, we announced a plan to build Gigafactory 3 in Shanghai, China to manufacture vehicles and battery packs for China, the largest electric vehicle market in the world.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Automotive sales	$3,117,865	$2,013,852	$1,104,013	55%	$5,679,746	$4,048,912	$1,630,834	40%
Automotive leasing	239,816	272,764	(32,948)	-12%	413,252	527,304	(114,052)	-22%
Total automotive revenues	3,357,681	2,286,616	1,071,065	47%	6,092,998	4,576,216	1,516,782	33%
Services and other	270,142	216,161	53,981	25%	533,554	408,887	124,667	30%
Total automotive & services and other segment revenue	3,627,823	2,502,777	1,125,046	45%	6,626,552	4,985,103	1,641,449	33%
Energy generation and storage segment revenue	374,408	286,780	87,628	31%	784,430	500,724	283,706	57%
Total revenues	$4,002,231	$2,789,557	$1,212,674	43%	$7,410,982	$5,485,827	$1,925,155	35%

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

Automotive sales revenue increased $1.10 billion, or 55%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to higher volume of vehicles delivered in the three months ended June 30, 2018, which included approximately 18,450 deliveries of Model 3 vehicles, and the recognition of $365.6 million of additional sales due to the adoption of ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”). The increase in revenue is offset by a decrease of approximately 1,290 Model S and Model X cash deliveries excluding the impact of adoption of the new revenue standard, at average selling prices that remained relatively consistent as compared to the prior period. Additionally, there was a decrease of $69.6 million in sales of regulatory credits to $54.0 million.

Automotive sales revenue increased $1.63 billion, or 40%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to higher volume of vehicles delivered in the six months ended June 30, 2018, which included approximately 26,630 deliveries of Model 3 vehicles, and the recognition of $664.7 million of additional sales due to the adoption of the new revenue standard. The increase in revenue is offset by a decrease of approximately 3,420 Model S and Model X cash deliveries excluding the impact of adoption of the new revenue standard, at average selling prices that remained relatively consistent as compared to the prior period. Additionally, there was a decrease of $6.7 million in sales of regulatory credits to $134.3 million.

Automotive leasing revenue decreased $32.9 million, or 12%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Automotive leasing revenue decreased $114.1 million, or 22%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decreases in the three and six months ended June 30, 2018 compared to the same periods in the prior year were primarily due to a downward adjustment of $189.2 million and $354.2 million, respectively, from the adoption of the new revenue standard, partially offset by a 67% increase in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the prior year. When our counterparty retains ownership, any remaining balances within deferred revenue and resale value guarantee are settled to automotive leasing revenue.

Services and other revenue increased $54.0 million, or 25%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Services and other revenue increased $124.7 million, or 30%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases in the three and six months ended June 30, 2018 compared to the same periods in the prior year were primarily due to an increase in used vehicle sales and maintenance services revenue as our fleet continues to grow. These increases were partially offset by a decrease in powertrain sales to another automobile manufacturer as we wound down the program in 2017.

Energy Generation and Storage Segment

Energy generation and storage revenue increased by $87.6 million, or 31%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, predominantly due to increases in Powerpack and Powerwall deliveries and increases in capacity of cash and loan solar energy systems deployed. As cash and loan sales are recognized in the quarter where control transfers, higher weighting of these sales compared to leased jobs resulted in increased revenue.

Energy generation and storage revenue increased by $283.7 million, or 57%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, predominantly due to increases in Powerpack and Powerwall deliveries and increases in capacity of cash and loan solar energy systems deployed. As cash and loan sales are recognized in the quarter where control transfers, higher weighting of these sales compared to leased systems resulted in increased revenue. The increase in Powerpack revenue was significant in the six months ended June 30, 2018 compared to the same period in the prior year due to $72.5 million recognized in the first quarter of 2018 related to the South Australia battery project.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Cost of revenues
Automotive sales	$2,529,739	$1,472,578	$1,057,161	72%	$4,621,136	$2,969,227	$1,651,909	56%
Automotive leasing	136,915	175,433	(38,518)	-22%	241,411	341,459	(100,048)	-29%
Total automotive cost of revenues	2,666,654	1,648,011	1,018,643	62%	4,862,547	3,310,686	1,551,861	47%
Services and other	386,374	271,169	115,205	42%	767,343	485,045	282,298	58%
Total automotive & services and other segment cost of revenues	3,053,028	1,919,180	1,133,848	59%	5,629,890	3,795,731	1,834,159	48%
Energy generation and storage segment	330,273	203,762	126,511	62%	705,636	355,535	350,101	98%
Total cost of revenues	$3,383,301	$2,122,942	$1,260,359	59%	$6,335,526	$4,151,266	$2,184,260	53%

Gross profit total automotive	$691,027	$638,605			$1,230,451	$1,265,530
Gross margin total automotive	21%	28%			20%	28%

Gross profit total automotive & services and other segment	$574,795	$583,597			$996,662	$1,189,372
Gross margin total automotive & services and other segment	16%	23%			15%	24%

Gross profit energy generation and storage segment	$44,135	$83,018			$78,794	$145,189
Gross margin energy generation and storage segment	12%	29%			10%	29%

Total gross profit	$618,930	$666,615			$1,075,456	$1,334,561
Total gross margin	15%	24%			15%	24%

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

Cost of automotive leasing revenue includes primarily the amortization of operating lease vehicles over the lease term, as well as warranty expenses recognized as incurred. Cost of automotive leasing revenue also includes vehicle connectivity costs and allocations of electricity and infrastructure costs related to our Supercharger network for vehicles under our leasing programs.

Costs of services and other revenue includes costs associated with providing maintenance services and costs to acquire and certify used vehicles. Cost of services and other revenue also includes direct parts, material and labor costs, manufacturing overhead associated with the sales of electric vehicle components and systems to other manufacturers and sales by our recently acquired subsidiaries to third party customers.

Cost of automotive sales revenues increased $1.06 billion, or 72%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to higher volume of vehicles delivered in the three months ended June 30, 2018, which included approximately 18,450 deliveries of Model 3 vehicles, and the recognition of $249.7 million of additional cost of sales due to the adoption of the new revenue standard, partially offset by a decrease in cost for Model S and Model X due to approximately 1,290 less deliveries and lower costs per unit. As the per unit production cost of Model 3 is less than that of Model S or Model X, each incremental delivery of Model 3 has a smaller impact on the aggregate increase in cost of automotive sales revenues than each incremental delivery of Model S or Model X.

Cost of automotive sales revenues increased $1.65 billion, or 56%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This was primarily due to higher volume of vehicles delivered in the six months ended June 30, 2018, which included approximately 26,630 deliveries of Model 3 vehicles, and the recognition of $465.9 million of additional cost of sales due to the adoption of the new revenue standard, partially offset by a decrease in cost for Model S and Model X due to approximately 3,420 less deliveries and lower costs per unit. As the per unit production cost of Model 3 is less than that of Model S or Model X, each incremental delivery of Model 3 has a smaller impact on the aggregate increase in cost of automotive sales revenues than each incremental delivery of Model S or Model X.

Cost of automotive leasing revenue decreased $38.5 million, or 22%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Cost of automotive leasing revenue decreased $100.0 million, or 29%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to the adoption of the new revenue standard, partially offset by an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the prior year. When our counterparty retains ownership, any remaining balances within deferred revenue and resale value guarantee are settled to automotive leasing revenue.

Cost of services and other revenue increased $115.2 million, or 42%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Cost of services and other revenue increased $282.3 million, or 58%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to the increase in cost of used vehicle sales from increased volume and increase in cost of our new service centers, additional service personnel in existing and new service centers, mobile service capabilities, parts distribution centers and investment in new body shops to provide maintenance services to our rapidly growing fleet of vehicles. These increases were partially offset by a decrease in powertrain sales to another automobile manufacturer as we wound down the program in 2017.

Gross margin for total automotive decreased from 28% to 21% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Gross margin for total automotive decreased from 28% to 20% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease is mainly due to higher cost for Model 3 as a result of temporary under-utilization of manufacturing capacity at lower production volumes as production ramps. The impact on total automotive margin from Model 3 was partially offset by better Model S and Model X margins as costs per unit decreased year over year as discussed above and higher automotive leasing gross margins compared to the prior year.

Gross margin for total automotive & services and other segment decreased from 23% to 16% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Gross margin for total automotive & services and other segment decreased from 24% to 15% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. These decreases are driven by the factors impacting gross margin for total automotive, as explained above, as well as higher costs of maintenance service.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue increased by $126.5 million, or 62%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Costs increased primarily due to additional solar energy systems deployed under cash or loans where we recognize revenue and costs when control transfers, certain warranty related one-time charges, impairment charges, increased solar system material costs, higher allocation of overhead costs from lower deployment of solar sales and leases overall, and solar roof manufacturing costs as we ramp production. Additionally, costs increased for energy storage due to increases in Powerpack and Powerwall deliveries.

Cost of energy generation and storage revenue increased by $350.1 million, or 98%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Costs increased for energy storage due to increases in Powerpack and Powerwall deliveries. The increase in Powerpack cost of revenue was significant in the six months ended June 30, 2018 compared to the same period in the prior year due to the $72.5 million cost of the South Australia battery project recorded in the first quarter of 2018. Additionally, costs increased due to additional solar energy systems deployed under cash or loans where we recognize revenue and costs when control transfers, certain warranty related one-time charges, impairment charges, increased solar system material costs, higher allocation of overhead costs from lower deployment of solar sales and leases overall, and solar roof manufacturing costs as we ramp production.

Gross margin for energy generation and storage decreased from 29% to 12% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Gross margin for energy generation and storage decreased from 29% to 10% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Energy storage revenue as a percentage of energy generation and storage revenue was higher in the current year compared to the same period in the prior year, resulting in lower gross margin as we had lower margins for certain energy storage projects due to manufacturing under-utilization and one-time costs. Additionally, the decrease was due to lower margins from solar energy systems due to certain warranty related one-time charges, impairment charges, increased material costs and higher allocation of overhead costs from lower deployment of solar sales and leases overall.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Research and development	$386,129	$369,774	$16,355	4%	$753,225	$691,814	$61,411	9%
As a percentage of revenues	10%	13%			10%	13%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $16.4 million, or 4%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to an $18.1 million increase in employee and labor related expenses from headcount growth to support our business expansion and $8.1 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, there were increases of $6.4 million in facilities, freight, and depreciation expenses due to business expansion and $5.9 million of professional and outside service expenses, offset by a $29.5 million decrease in expensed materials as there were higher costs in the three months ended June 30, 2017 primarily related to Model 3 development.

R&D expenses increased $61.4 million, or 9%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily due to a $65.7 million increase in employee and labor related expenses from headcount growth to support our business expansion and $21.7 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, there was an increase of $24.6 million in facilities, freight, and depreciation expenses due to business expansion, offset by a $50.2 million decrease in expensed materials as there were higher costs in the six months ended June 30, 2017 primarily related to Model 3 development.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Selling, general and administrative	$750,759	$537,757	$213,002	40%	$1,437,163	$1,141,212	$295,951	26%
As a percentage of revenues	19%	19%			19%	21%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $213.0 million, or 40%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to a $70.2 million increase in office, information technology and facilities-related expenses and sales and marketing activities to support our business expansion. Additionally, there was a $60.5 million increase in stock-based compensation expense related to the 2018 CEO Performance Award and stock awards granted for new hires and refresher employee stock grants. To support the continued growth of our business, there was an increase of $41.6 million in employee and labor related expenses.

SG&A expenses increased $296.0 million, or 26%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to a $133.8 million increase in office, information technology and facilities-related expenses and sales and marketing activities to support our business expansion. Additionally, there was a $78.7 million increase in stock-based compensation expense related to the 2018 CEO Performance Award and stock awards granted for new hires and refresher employee stock grants. To support the continued growth of our business, there was an increase of $80.5 million in employee related expenses and professional service fees.

Restructuring and other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Restructuring and other	$103,434	$—	$103,434	N/A	$103,434	$—	$103,434	N/A
As a percentage of revenues	3%	0%			1%	0%

During the second quarter of 2018, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, in the three months ended June 30, 2018, we recognized $34.0 million of one-time employee termination expenses and estimated losses from sub-leasing a facility. Employee termination expenses of $26.2 million are expected to be substantially paid by the end of the third quarter of 2018, while the remaining amounts were non-cash. Also included within restructuring and other activities was $56.1 million of expenses (materially all of which were non-cash) from restructuring the energy generation and storage segment, which comprised of disposals of certain tangible assets, the shortening of the useful life of a trade name intangible asset and a contract termination penalty. In addition, we concluded that a small portion of the IPR&D is not commercially feasible. Consequently, we recognized an impairment loss of $13.3 million in the three months ended June 30, 2018. The restructuring actions will result in an estimated cost savings of approximately $100.0 million for the remainder of 2018. There were no restructuring actions during the three or six months ended June 30, 2017.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Interest expense	$(163,582)	$(108,441)	$(55,141)	51%	$(313,128)	$(207,787)	$(105,341)	51%
As a percentage of revenues	4%	4%			4%	4%

Interest expense increased by $55.1 million, or 51%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Interest expense increased by $105.3 million, or 51%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increases in the three and six months ended June 30, 2018 compared to the same periods in the prior year were primarily due to an increase in our average outstanding indebtedness and the weighted average interest rates as compared to the prior year.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Other (expense) income, net	$50,911	$(41,208)	$92,119	-224%	$13,195	$(59,306)	$72,501	-122%
As a percentage of revenues	1%	-1%			0%	-1%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, increased by $92.1 million, or 224%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to fluctuations in foreign currency exchange rates and gains from interest rate swaps related to our debt facilities.

Other income (expense), net, increased by $72.5 million, or 122%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to gains from interest rate swaps related to our debt facilities and fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Provision for income taxes	$13,707	$15,647	$(1,940)	-12%	$19,312	$40,925	$(21,613)	-53%
Effective tax rate	-2%	-4%			-1%	-5%

Our provision for income taxes decreased by $1.9 million, or 12%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Our provision for income taxes decreased by $21.6 million, or 53%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decreases in the three and six months ended June 30, 2018 compared to the same periods in the prior year were primarily due to the reduction in taxable profits in certain foreign jurisdictions.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Liquidity and Capital Resources

As of June 30, 2018, we had $2.24 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $440.3 million and consisted primarily of Chinese yuan, euros and Canadian dollars. Our sources of cash are predominately from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

Our sources of liquidity and cash flows enable us to fund ongoing operations, research and development projects, investments in tooling and manufacturing equipment for the production ramp of Model 3, the continued construction of Gigafactory 1 and the continued expansion of our retail stores, service centers, mobile repair services and Supercharger network. Having achieved an approximately 5,000 weekly production rate for Model 3, we are now aiming to further increase our production rate to 6,000 Model 3 vehicles per week by late August 2018, then beyond that rate over the next few quarters, and ultimately to a rate of 10,000 vehicles per week by sometime in 2019. We also expect that such expansion will require limited additional capital expenditures. At this stage, we are expecting total 2018 capital expenditures to be slightly below $2.5 billion. Ultimately, our capital expenditures will develop in line with Model 3 production, our profitability and our operating cash generation. We continually evaluate our capital expenditure needs and may raise additional capital to fund the rapid growth of our business.

For the twelve-month period ending June 30, 2019, we expect total capital expenditures to be approximately $2.5 billion. As we continue to expand our existing manufacturing capacity, introduce new products, expand our retail stores, services centers, mobile repair services and Supercharging network, we are utilizing our increasing experience and learnings from past and current product ramps to do so at a level of capital efficiency per dollar of spend that we expect to be significantly greater than historical levels. Moreover, we expect that cash generated from our core operations will generally be sufficient for such future capital expenditures, although we may choose to seek alternative financing sources with respect to certain projects outside of the ordinary course of business. For example, we expect that much of our investment in our Gigafactory 3 to be constructed in Shanghai, China will be funded through indebtedness arranged through local financial institutions.

We have an agreement to spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following full production at Gigafactory 2. We anticipate meeting these obligations through our operations at Gigafactory 2 and other operations within the State of New York, and we do not believe that we face a significant risk of default.

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

In addition, we had $1.31 billion of unused committed amounts under our credit facilities and financing funds, some of which are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets; and contributing or selling qualified solar energy systems and the associated customer contracts or qualified leased vehicles and our interests in those leases into the financing funds). Upon the draw-down of any unused committed amounts, there are no restrictions on the use of such funds for general corporate purposes. For details regarding our indebtedness and financing funds, refer to Note 10, Convertible and Long-Term Debt Obligations, and Note 13, VIE Arrangements, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Net cash used in operating activities	$(528,040)	$(269,983)
Net cash used in investing activities	$(1,411,454)	$(2,039,631)
Net cash provided by financing activities	$770,282	$2,027,516

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

Net cash used in operating activities during the six months ended June 30, 2018 increased by $258.1 million as compared to the six months ended June 30, 2017 due to the increase in net loss, excluding non-cash expenses and gains, of $509.5 million and the decrease in net operating assets and liabilities of $251.4 million. The decrease in net operating assets and liabilities was mainly driven by increases in accounts payable and accrued liabilities, as a result of increased expenditures to support our ramp of Model 3 deliveries, partially offset by the increase in accounts receivable and inventory, as a result of increased Model 3 and energy products deliveries and production.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 decreased by $628.2 million as compared to the six months ended June 30, 2017 due to the $278.5 million decrease in purchases of solar energy systems, leased and to be leased and the $246.2 million decrease in purchases of property and equipment due to higher spend in 2017 for Model 3 capacity in Fremont, in Gigafactory 1, and in the expansion of our customer support infrastructure. Additionally, there was a decrease of $103.5 million in cash spent on acquisitions of businesses.

In 2014, we began construction of Gigafactory 1. We used cash of $402.4 million and $758.2 million towards Gigafactory 1 construction during the six months ended June 30, 2018 and 2017, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities during the six months ended June 30, 2018 consisted primarily of $546.1 million from the issuance of automobile lease-backed notes and $489.0 million of net borrowings under the Credit Agreement. Additionally, there were net repayments of $172.8 million under the Warehouse Agreements and repayments of automobile lease-backed notes of $85.2 million.

Cash flows from financing activities during the six months ended June 30, 2017 consisted primarily of $966.4 million from issuance of convertible notes and $400.2 million from public offering of our common stock, net of underwriter fees and issuance costs. Additionally, we paid $151.2 million for bond hedges, net of the amount we received from the sale of warrants. Furthermore, we received proceeds from vehicle sales to our bank leasing partners of $335.7 million and net proceeds from investments by fund investors of $459.6 million.

Contractual Obligations

Contractual obligations did not materially change during the six months ended June 30, 2018 except for debt activity, as discussed in more detail in Note 10, Convertible and Long-Term Debt Obligations, and additional capital leases of manufacturing equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies. Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign currency exchange rates vary, revenues and expenses may be significantly impacted, and we may record significant gains or losses on the re-measurement of our monetary assets and liabilities, including intercompany balances. As of June 30, 2018, our largest foreign currency exposures were from Japanese yen, Chinese yuan and Canadian dollar. In the six months ended June 30, 2018, we recognized a net foreign currency exchange loss of $6.2 million in other income (expense), net.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currencies as of June 30, 2018 to compute the adverse impact these changes would have had on our income (loss) before income taxes. These changes would have resulted in an adverse impact of $149.4 million.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the six months ended June 30, 2018 by $3.6 million.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Litigation Relating to SolarCity’s Financial Statements and Guidance

On March 28, 2014, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against SolarCity and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of SolarCity’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in our favor on August 9, 2016. The plaintiffs filed a notice of appeal, and on December 4, 2017, the Court heard oral argument on the appeal. On March 8, 2018, the Court upheld the District Court ruling of dismissal and judgment in our favor. The case is concluded.

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, but the Delaware Supreme Court denied that request, electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018. This case will now proceed.

These plaintiffs and others filed parallel actions in the U.S. District Court for the District of Delaware on April 21, 2017. Those actions have been consolidated and are stayed pending the Chancery Court litigation. They include claims for violations of the federal securities laws and breach of fiduciary duties by Tesla’s board of directors. That action is stayed pending the Chancery Court litigation.

On February 6, 2017, a purported stockholder made a demand to inspect Tesla’s books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the SolarCity acquisition.

We believe that claims challenging the SolarCity acquisition are without merit and intend to defend against them vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these claims.

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., two of its current officers, and a former officer. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court hearing on the motion to dismiss is set for August 24, 2018. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to 2018 CEO Performance Award

On February 21, 2018, a purported Tesla stockholder made a demand to inspect Tesla’s books and records, purportedly to investigate potential breaches of fiduciary duty in connection with the Tesla board’s approval of a conditional stock-based compensation plan for Elon Musk, Tesla’s Chairman and Chief Executive Officer, in January 2018. On June 4, 2018, that stockholder filed a putative class and derivative action in the Delaware Court of Chancery alleging that Tesla’s directors breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. We believe the claims asserted in this lawsuit are without merit and intend to defend against them vigorously.

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

We have previously experienced launch, manufacturing and production ramp delays or other complications in connection with new vehicle models such as Model S, Model X and Model 3, new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of Autopilot hardware and a significant increase in automation introduced in the manufacture of Model 3. For example, we encountered unanticipated challenges, such as certain supply chain constraints, that led to initial delays in producing Model X. Similarly, we have experienced certain challenges in the production of Model 3 that led to delays in its ramp. Moreover, in the areas of Model 3 production where we have had challenges ramping fully automated processes, such as portions of the battery module assembly line, part of the material flow system and two steps of the general assembly line, we reduced the levels of automation and introduced semi-automated or manual processes. If issues like these arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with transitioning to full automation in certain production lines or other planned manufacturing improvements, we could experience issues in sustaining the Model 3 ramp or additional delays in increasing Model 3 production further. In addition, because our vehicle models share certain production facilities with other vehicle models, the volume or efficiency of production with respect to one model may impact the production of other models or lead to bottlenecks that impact the production of all models.

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

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we are offering at a lower price point and which we are producing at significantly higher volumes than the Model S or Model X vehicles. We commenced production and initial customer deliveries of Model 3 in July 2017, and since then have achieved a weekly production rate of approximately 5,000 Model 3 vehicles per week. We are aiming to further ramp to a production rate of 6,000 Model 3 vehicles per week by late August 2018, then beyond that rate over the next few quarters, and ultimately to a rate of 10,000 vehicles per week by sometime in 2019.

We have limited experience to date in manufacturing vehicles at the high volumes that we recently achieved and to which we anticipate ramping further for Model 3, and to be successful, we will need to complete the implementation and ramp of efficient and cost-effective manufacturing capabilities, processes and supply chains necessary to support such volumes. We are employing a higher degree of automation in the manufacturing processes for Model 3 than we have previously employed, and in some cases we have temporarily reduced the levels of automation and introduced semi-automated or manual processes, for which we are likely to incur additional labor costs. It is also to be expected that additional bottlenecks will arise as we continue to ramp, and it will be important that we address them promptly. Moreover, our Model 3 production plan has generally required significant investments of cash and management resources, and we expect to deploy additional resources as we further progress our ramp.

Our production plan for Model 3 is based on many key assumptions, including:

•	that we will be able to sustain and further expand our high-volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;
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

•

that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production; and

•

that we will be able to attract, recruit, hire, train and retain skilled employees to operate our planned high-volume production facilities to support Model 3, including at the Tesla Factory and Gigafactory 1.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to meet our Model 3 projections on time and at volumes and prices that are profitable, the demand for and deliveries of Model 3, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.

We may be unable to meet our growing vehicle production plans, delivery plans and servicing needs, any of which could harm our business and prospects.

Our plans call for achieving and sustaining significant increases in vehicle production and deliveries to high volumes in a short amount of time. Our ability to achieve these plans will depend upon a number of factors, including our ability to utilize installed manufacturing capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high-volume production. For example, we have introduced highly automated production lines, aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. We have also introduced unique design features in our vehicles with different manufacturing challenges, such as large display screens, dual motor drivetrain, Autopilot hardware and falcon-wing doors. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

Concurrent with the significant planned increase in our vehicle production levels, we will also need to continue to significantly increase deliveries of, and servicing capacity for, our vehicles. Although we have a plan for delivering and servicing significantly increased volumes of vehicles, we have limited experience in delivering a high volume of vehicles, and no experience in delivering and servicing vehicles at the significantly higher volumes at which we are manufacturing Model 3, and we may face difficulties meeting our delivery and growth plans into both existing markets as well as new markets into which we expand. If we are unable to ramp up to meet our delivery and servicing needs globally, this could have a material adverse effect on our business, prospects, financial condition and operating results.

We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

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

In particular, because we are producing Model 3 at significantly higher volumes than any of our other products to date, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any supply chain-related issues experienced with respect to our other products. As some of our suppliers for Model S and Model X do not have the resources, equipment or capability to provide components for the Model 3 that are in line with our requirements, we have engaged a significant number of new suppliers, and we need such suppliers to sustainably ramp and deliver according to our schedule. There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs, or do so at the times needed. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Our future growth and success is dependent upon consumers’ willingness to adopt electric vehicles and specifically our vehicles, especially in the mass market demographic which we are targeting with Model 3.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. Although we have successfully grown demand for Model S, Model X and Model 3, and believe that we will be able to continue to grow demand separately for each of these and future vehicles, there is no guarantee of such future demand or that our vehicles will not compete with one another in the market. Moreover, the mass market demographic which we are targeting with Model 3 is larger, but more competitive, than the demographic for Model S and Model X, and additional electric vehicles are entering the market.

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

To lower the cost of cell production and produce cells in high volume, we have vertically integrated the production of lithium-ion cells and finished battery packs for Model 3 and energy storage products at Gigafactory 1. While Gigafactory 1 began producing lithium-ion cells for energy storage products in January 2017 and has since begun producing lithium-ion cells for Model 3, we have no other direct experience in the production of lithium-ion cells. Given the size and complexity of this undertaking, it is possible that future events could result in the cost of expanding and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to ramp production and expand than we currently anticipate. In order to reach our planned volume and gross margin for Model 3, we must have significant cell production from Gigafactory 1, which, among other things, requires Panasonic to successfully ramp its all-new cell production lines to significant volumes over a short period of time. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it had never before started and ramped cell production at a factory in the U.S. like at Gigafactory 1. In addition, we produce several components for Model 3, such as battery modules incorporating the lithium-ion cells produced by Panasonic, at Gigafactory 1. Some of the manufacturing lines for such components took longer than anticipated to ramp to their full capacity. While we have largely overcome this bottleneck after deploying multiple semi-automated lines and improving our original lines, we continue to identify and address smaller bottlenecks in order to continue to increase the production rate. While we currently believe that we will reach our production targets, if we are unable to resolve ramping challenges and expand Gigafactory 1 production in a timely manner and at reasonable prices, and if we or Panasonic are unable to attract, hire and retain a substantial number of highly skilled personnel, our ability to supply battery packs or other components for Model 3 and our other products could be negatively impacted. Any such problems or delays with Gigafactory 1 could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that we sell or install fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our vehicles or our energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles, such as full self-driving, take longer than expected to become enabled or are legally restricted, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and could conceivably contain latent defects and errors or be subject to external attacks. Issues experienced by customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12-volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, including internationally and by a transition to high-volume vehicle production with the ramp of Model 3 and the worldwide sales, delivery and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years. In addition, we plan to expand our manufacturing capabilities outside of the U.S., where we have limited experience operating a factory or managing related regulatory, financing and other challenges. For example, we announced in July 2018 a plan to build Gigafactory 3 in Shanghai, China to manufacture vehicles and battery packs for China. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience in connection with our vehicle business. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; establish sufficient worldwide automobile sales, delivery, service and Supercharger facilities in a timely manner; adapt our products and conduct our operations to meet local requirements; implement the required infrastructure, systems and processes; and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

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

We currently generate a significant percentage of our revenues from the sale of three products: Model S, Model X and Model 3 vehicles. Model 3, which we are producing at significantly higher volumes than Model S or Model X, has required significant investment and will require additional resources in connection with its ongoing ramp, and there is no guarantee that it will be commercially successful. Historically, automobile customers have come to expect a variety of vehicles offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. To the extent our product variety and cycles do not meet consumer expectations, or cannot be produced on our projected timelines and cost and volume targets our future sales may be adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.

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
•

fluctuations in the value of the Japanese yen against the U.S. dollar as our battery-cell purchases for Model S and Model X and some raw materials for cells used in Model 3 and energy storage products are currently denominated in Japanese yen.

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

Although we design our vehicles to be the safest vehicles on the road, product liability claims, even those without merit, could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our cars have been involved and we expect in the future will be involved in crashes resulting in death or personal injury, and such crashes where Autopilot is engaged are the subject of significant public attention. We have experienced and we expect to continue to face claims arising from or related to misuse or claimed failures of new technologies that we are pioneering, including Autopilot in our vehicles. Moreover, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the relatively limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

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

Consumers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, unfamiliarity with our products, any delays in scaling manufacturing and service operations to meet demand, competition and uncertainty regarding the future of electric vehicles or our other products and services and our quarterly production and sales performance compared with market expectations. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, could harm our business and make it more difficult to raise additional funds if needed.

Our plan to generate ongoing growth and demand, including by expanding our network of Tesla stores, galleries, delivery centers, service centers and Superchargers, will require significant cash investments and management resources and may not meet expectations with respect to additional sales or installations of our products or availability of Superchargers.

We plan to generate ongoing growth and demand, including by globally expanding our network of Tesla stores, galleries, delivery centers, service centers, mobile service offerings and Superchargers. These plans require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Model S, Model X and Model 3 vehicles will require us to continue to increase the number of our Supercharger stations and connectors significantly. If we fail to do so, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our customer infrastructure network, or our expansion plans are not successful in continuing to grow demand, this could lead to a decrease or stagnation in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

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

We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our products and require significant management attention. These risks include conforming our products to various international regulatory and safety requirements as well as charging and other electric infrastructures, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. For example, in China, which is a key market for us, certain products such as automobiles manufactured in the U.S. have become subject to a recently increased tariff imposed by the government, which could be further increased in the future. Moreover, recently increased import duties on certain components used in our products that are sourced from China may increase our costs and negatively impact our operating results.

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

We and our customers currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the U.S. and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, taxes on non-recurring vehicle fees, the 25% value added tax or the purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of subsidies that are provided to gas-powered vehicles through the oil and gas industries. Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted. For example, in July 2018, a previously available incentive for purchases of Model 3 in Ontario, Canada was cancelled and Tesla buyers in Germany lost access to electric vehicle incentives for a short period of time beginning late last year. In April 2017 and January 2016, respectively, previously available incentives in Hong Kong and Denmark that favored the purchase of electric vehicles expired, negatively impacting sales. Moreover, under current regulations, a $7,500 federal tax credit available in the U.S. for the purchase of our vehicles will begin to phase out over the course of 2019. In addition, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers, which became effective in March 2016. In certain circumstances, there is pressure from the oil and gas lobby or related special interests to bring about such developments, which could have some negative impact on demand for our vehicles.

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our installation costs and cost of capital and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase, often without warning. For example, the U.S. federal government currently offers a 30% investment tax credit (“ITC”) for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility. The ITC is currently scheduled to decline to 10%, and expire altogether for customer-owned residential systems, by January 2022. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced or eliminated the benefit available under net energy metering, or have proposed to do so. Such reductions in or termination of governmental incentives could adversely impact our results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets. Additionally, the enactment of the Tax Cuts and Jobs Act in the U.S. could potentially increase the cost, and decrease the availability, of renewable energy financing, by reducing the value of depreciation benefits associated with, and the overall investor tax capacity needed to monetize, renewable energy projects. Such changes could lower the overall investment willingness and capacity for such projects available in the market.

Moreover, we and our fund investors claim the ITC in amounts based on the fair market value of our solar and energy storage systems. Although we obtain independent appraisals to support the claimed fair market values, the relevant governmental authorities have audited such values and in certain cases have determined that they should be lower, and they may do so again in the future. Such determinations may result in adverse tax consequences and/or our obligation to make indemnification or other payments, or contribute additional assets, to our funds or fund investors.

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

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Elon Musk, our Chief Executive Officer, and Jeffrey B. Straubel, our Chief Technology Officer.

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

Motor vehicles are subject to substantial regulation under international, federal, state, and local laws. We incur significant costs in complying with these regulations and may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. We are subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles internationally. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions, among other things, that are often materially different from requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

Additionally, our vehicles are equipped with a suite of driver-assistance features called Autopilot, which help assist drivers with certain tedious and potentially dangerous aspects of road travel, but require drivers to remain engaged. There is a variety of international, federal and state regulations that may apply to self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, any of which could adversely affect our business.

Moreover, as a manufacturer and installer of solar generation and energy storage systems and a supplier of electricity generated and stored by the solar energy and energy storage systems we install for customers, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electric grid, and the sale of electricity generated by third-party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by our customers with their solar energy systems, charge fees and penalties to our customers relating to the purchase of energy other than from the grid, adjust electricity rate designs such that the price of our solar products may not be competitive with that of electricity from the grid, restrict us and our customers from transacting under our power purchase agreements or qualifying for government incentives and benefits that apply to solar power, and limit or eliminate net energy metering. If such regulations and policies remain in effect or are adopted in other jurisdictions, or if other regulations and policies that adversely impact the interconnection or use of our solar and energy storage systems are introduced, they could deter potential customers from purchasing our solar and energy storage products, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and operations in the relevant jurisdictions, which could harm our business, prospects, financial condition and results of operations.

We are subject to various privacy and consumer protection laws.

Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. For example, in May 2018, the General Data Protection Regulation (the “GDPR”) began to fully apply to the processing of personal information collected from individuals located in the European Union. The GDPR has created new compliance obligations and has significantly increased fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

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

We expect our period-to-period financial results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, continue to ramp production of Model 3, expand Gigafactory 1, open new Tesla stores and service centers with maintenance and repair capabilities, open new Supercharger locations, ramp production at Gigafactory 2, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. Moreover, we expect to continue to design, develop and manufacture new and future products, and increase our production capacity by expanding our current manufacturing facilities and adding future facilities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

Servicing our indebtedness requires a significant amount of cash, and there is no guarantee that we will have sufficient cash flow from our business to pay our substantial indebtedness.

As of June 30, 2018, we and our subsidiaries had outstanding $10.91 billion in aggregate principal amount of indebtedness (see Note 10, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders of our 0.25% Convertible Senior Notes due 2019, 1.25% Convertible Senior Notes due 2021 and 2.375% Convertible Senior Notes due 2022 (collectively, the “Tesla Convertible Notes”) may convert their respective Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to deliver cash and/or shares in respect of the principal amounts thereof and the conversion value in excess of such principal amounts on such Tesla Convertible Notes. Moreover, our subsidiary’s 2.75% Convertible Senior Notes due 2018, 1.625% Convertible Senior Notes due 2019 and Zero-Coupon Convertible Senior Notes due 2020 (collectively, the “Subsidiary Convertible Notes”) are convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share. Finally, holders of the Tesla Convertible Notes and the Subsidiary Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

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

Additionally, we use capital from third-party investors to enable our customers’ access to our solar energy systems with little or no upfront cost. The availability of this financing depends upon many factors, including the confidence of the investors in the solar energy industry, the quality and mix of our customer contracts, any regulatory changes impacting the economics of our existing customer contracts, changes in law (including tax law), risks or government incentives associated with these financings, and our ability to compete with other renewable energy companies for the limited number of potential investors. Moreover, while interest rates remain at low levels, they have risen in recent periods. If the rate of return required by investors rises as a result of a rise in interest rates, it will reduce the present value of the customer payment streams underlying, and therefore the total value of, our financing structures, increasing our cost of capital. If we are unable to establish new financing funds on favorable terms for third-party ownership arrangements, we may be unable to finance the installation of our solar energy systems for our lease or power purchase agreement customers’ systems, or our cost of capital could increase and our liquidity may be negatively impacted, which would have an adverse effect on our business, financial condition and results of operations.

If we update or discontinue the use of our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of any equipment to be retired as a result of any such update, and the resulting acceleration in our depreciation could negatively affect our financial results.

We have invested and expect to continue to invest significantly in what we believe is state of the art tooling, machinery and other manufacturing equipment for our various product lines, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing process with cutting-edge equipment more quickly than expected. Moreover, because we have limited experience to date with high-volume manufacturing, we are continually implementing learnings as our engineering and manufacturing expertise and efficiency increase, which may result in our ability to manufacture our products using less of our currently installed equipment. Alternatively, as we ramp production of Model 3 to higher levels, our learnings may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $389.61 per share and a low of $244.59 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Moreover, stockholder litigation like this has been filed against us in the past. While we are continuing to defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

The conversion of some or all of the Tesla Convertible Notes or the Subsidiary Convertible Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes. Our Subsidiary Convertible Notes have been historically, and the other Tesla Convertible Notes may become in the future, convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their convertible notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

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

Tesla, Inc.

Date: August 3, 2018	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)