Form 10-Q
period 2018-09-30
Tesla, Inc.
filed 2018-11-02
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2018, there were 171,732,775 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except for par values)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,967,504	$3,367,914
Restricted cash	158,627	155,323
Accounts receivable, net	1,155,001	515,381
Inventory	3,314,127	2,263,537
Prepaid expenses and other current assets	325,232	268,365
Total current assets	7,920,491	6,570,520
Operating lease vehicles, net	2,186,137	4,116,604
Solar energy systems, leased and to be leased, net	6,301,537	6,347,490
Property, plant and equipment, net	11,246,295	10,027,522
Intangible assets, net	291,476	361,502
Goodwill	65,226	60,237
MyPower customer notes receivable, net of current portion	422,897	456,652
Restricted cash, net of current portion	396,835	441,722
Other assets	431,819	273,123
Total assets	$29,262,713	$28,655,372
Liabilities
Current liabilities
Accounts payable	$3,596,984	$2,390,250
Accrued liabilities and other	1,990,095	1,731,366
Deferred revenue	570,920	1,015,253
Resale value guarantees	604,949	787,333
Customer deposits	905,838	853,919
Current portion of long-term debt and capital leases	2,106,538	796,549
Current portion of promissory notes issued to related parties	—	100,000
Total current liabilities	9,775,324	7,674,670
Long-term debt and capital leases, net of current portion	9,669,879	9,415,700
Solar bonds issued to related parties, net of current portion	100	100
Convertible senior notes issued to related parties	2,634	2,519
Deferred revenue, net of current portion	950,126	1,177,799
Resale value guarantees, net of current portion	455,762	2,309,222
Other long-term liabilities	2,555,319	2,442,970
Total liabilities	23,409,144	23,022,980
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	551,264	397,734
Convertible senior notes (Note 10)	—	70
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 171,578 and 168,797 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	171	169
Additional paid-in capital	9,957,711	9,178,024
Accumulated other comprehensive income	8,271	33,348
Accumulated deficit	(5,457,315)	(4,974,299)
Total stockholders' equity	4,508,838	4,237,242
Noncontrolling interests in subsidiaries	793,467	997,346
Total liabilities and equity	$29,262,713	$28,655,372

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Automotive sales	$5,878,305	$2,076,731	$11,558,051	$6,125,643
Automotive leasing	220,461	286,158	633,713	813,462
Total automotive revenues	6,098,766	2,362,889	12,191,764	6,939,105
Energy generation and storage	399,317	317,505	1,183,747	818,229
Services and other	326,330	304,281	859,884	713,168
Total revenues	6,824,413	2,984,675	14,235,395	8,470,502
Cost of revenues
Automotive sales	4,405,919	1,755,622	9,027,055	4,724,849
Automotive leasing	119,283	175,224	360,694	516,683
Total automotive cost of revenues	4,525,202	1,930,846	9,387,749	5,241,532
Energy generation and storage	330,554	237,288	1,036,190	592,823
Services and other	444,992	367,401	1,212,335	852,446
Total cost of revenues	5,300,748	2,535,535	11,636,274	6,686,801
Gross profit	1,523,665	449,140	2,599,121	1,783,701
Operating expenses
Research and development	350,848	331,622	1,104,073	1,023,436
Selling, general and administrative	729,876	652,998	2,167,039	1,794,210
Restructuring and other	26,184	—	129,618	—
Total operating expenses	1,106,908	984,620	3,400,730	2,817,646
Income (loss) from operations	416,757	(535,480)	(801,609)	(1,033,945)
Interest income	6,907	5,531	17,185	13,406
Interest expense	(175,220)	(117,109)	(488,348)	(324,896)
Other income (expense), net	22,876	(24,390)	36,071	(83,696)
Income (loss) before income taxes	271,320	(671,448)	(1,236,701)	(1,429,131)
Provision (benefit) for income taxes	16,647	(285)	35,959	40,640
Net income (loss)	254,673	(671,163)	(1,272,660)	(1,469,771)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(56,843)	(51,787)	(157,086)	(183,721)
Net income (loss) attributable to common stockholders	$311,516	$(619,376)	$(1,115,574)	$(1,286,050)
Net income (loss) per share of common stock attributable to common stockholders, basic and diluted
Basic	$1.82	$(3.70)	$(6.56)	$(7.80)
Diluted	$1.75	$(3.70)	$(6.56)	$(7.80)
Weighted average shares used in computing net income (loss) per share of common stock
Basic	170,893	167,294	170,019	164,897
Diluted	178,196	167,294	170,019	164,897

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$311,516	$(619,376)	$(1,115,574)	$(1,286,050)
Unrealized gains (losses) on derivatives:
Reclassification adjustment for net losses into net loss	—	—	—	(5,570)
Foreign currency translation adjustment	(10,274)	10,289	(25,077)	50,560
Other comprehensive (loss) income	(10,274)	10,289	(25,077)	44,990
Comprehensive income (loss)	$301,242	$(609,087)	$(1,140,651)	$(1,241,060)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,272,660)	$(1,469,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	1,404,313	1,166,397
Stock-based compensation	543,711	332,412
Amortization of debt discounts and issuance costs	120,873	60,613
Inventory write-downs	59,983	98,347
Loss on disposals of fixed assets	132,639	59,640
Foreign currency transaction (gains) losses	(6,614)	35,933
Loss related to SolarCity acquisition	—	29,796
Non-cash interest and other operating activities	22,093	109,729
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(686,103)	(105,643)
Inventory	(1,110,611)	(418,970)
Operating lease vehicles	(188,948)	(1,083,140)
Prepaid expenses and other current assets	(31,532)	(123,832)
MyPower customer notes receivable and other assets	(62,399)	17,628
Accounts payable and accrued liabilities	1,627,997	170,326
Deferred revenue	284,417	329,007
Customer deposits	9,471	3,815
Resale value guarantee	(57,621)	141,044
Other long-term liabilities	74,232	76,124
Net cash provided by (used in) operating activities	863,241	(570,545)
Cash Flows from Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(1,775,746)	(2,628,126)
Purchases of solar energy systems, leased and to be leased	(189,869)	(547,085)
Business combinations, net of cash acquired	(6,804)	(109,147)
Net cash used in investing activities	(1,972,419)	(3,284,358)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings	—	400,175
Proceeds from issuances of convertible and other debt	3,946,575	5,401,158
Repayments of convertible and other debt	(3,111,242)	(2,442,942)
Repayments of borrowings under Solar Bonds issued to related parties	(100,000)	(165,000)
Collateralized lease (repayments) borrowings	(343,086)	416,427
Proceeds from exercises of stock options and other stock issuances	219,945	239,328
Principal payments on capital leases	(105,867)	(69,496)
Common stock and debt issuance costs	(5,121)	(50,530)
Purchases of convertible note hedges	—	(204,102)
Proceeds from settlement of convertible note hedges	—	269,456
Proceeds from issuances of warrants	—	52,883
Payments for settlements of warrants	(5)	(219,538)
Proceeds from investments by noncontrolling interests in subsidiaries	366,297	691,918
Distributions paid to noncontrolling interests in subsidiaries	(178,511)	(190,715)
Payments for buy-outs of noncontrolling interests in subsidiaries	(2,921)	—
Net cash provided by financing activities	686,064	4,129,022
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(18,879)	35,736
Net (decrease) increase in cash and cash equivalents and restricted cash	(441,993)	309,855
Cash and cash equivalents and restricted cash, beginning of period	3,964,959	3,766,900
Cash and cash equivalents and restricted cash, end of period	$3,522,966	$4,076,755
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$305,974	$1,021,692
Estimated fair value of facilities under build-to-suit leases	$61,709	$173,075

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

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of September 30, 2018, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Following the adoption of the new revenue standard, the revenue recognition for our other sales arrangements, including sales of solar energy systems, energy storage products, services, and sales of used vehicles, remained consistent with our historical revenue recognition policy. Under our lease pass-through fund arrangements, we do not have any further performance obligations and therefore reclassified all investment tax credit (“ITC”) deferred revenue as of December 31, 2017, to accumulated deficit as part of our adoption entry. The corresponding effects of the changes to lease pass-through fund arrangements are also reflected in our non-controlling interests in subsidiaries. Additionally, we have considered the impact from any new revenue arrangements in the current year that would have been accounted for differently under ASC 605, Revenue Recognition, as an adjustment from adoption of the new revenue standard.

Accordingly, the cumulative effect of the changes made to our consolidated January 1, 2018 consolidated balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balances at December 31, 2017	Adjustments from Adoption of New Revenue Standard	Balances at January 1, 2018
Assets
Inventory	$2,263,537	$(27,009)	$2,236,528
Prepaid expenses and other current assets	268,365	51,735	320,100
Operating lease vehicles, net	4,116,604	(1,808,932)	2,307,672
Other assets	273,123	68,355	341,478
Liabilities
Accrued liabilities and other	1,731,366	74,487	1,805,853
Deferred revenue	1,015,253	(436,737)	578,516
Resale value guarantees	787,333	(295,909)	491,424
Customer deposits	853,919	56,081	910,000
Deferred revenue, net of current portion	1,177,799	(429,771)	748,028
Resale value guarantees, net of current portion	2,309,222	(1,346,179)	963,043
Other long-term liabilities	2,442,970	104,767	2,547,737
Redeemable noncontrolling interests in subsidiaries	397,734	8,101	405,835
Equity
Accumulated other comprehensive income	33,348	15,221	48,569
Accumulated deficit	(4,974,299)	623,172	(4,351,127)
Noncontrolling interests in subsidiaries	997,346	(89,084)	908,262

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated balance sheet was as follows (in thousands):

	September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Assets
Accounts receivable	$1,155,001	$1,099,914	$55,087
Inventory	3,314,127	3,431,185	(117,058)
Prepaid expenses and other current assets	325,232	247,056	78,176
Operating lease vehicles, net	2,186,137	4,177,710	(1,991,573)
Other assets	431,819	321,847	109,972
Liabilities
Accrued liabilities and other	1,990,095	1,896,319	93,776
Deferred revenue	570,920	1,080,243	(509,323)
Resale value guarantees	604,949	978,515	(373,566)
Customer deposits	905,838	850,229	55,609
Deferred revenue, net of current portion	950,126	1,387,829	(437,703)
Resale value guarantees, net of current portion	455,762	2,016,861	(1,561,099)
Other long-term liabilities	2,555,319	2,441,543	113,776
Redeemable noncontrolling interests in subsidiaries	551,264	544,315	6,949
Equity
Accumulated other comprehensive gain	8,271	13,875	(5,604)
Accumulated deficit	(5,457,315)	(6,287,370)	830,055
Noncontrolling interests in subsidiaries	793,467	871,733	(78,266)

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations and consolidated statement of comprehensive loss was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Automotive sales	$5,878,305	$5,399,316	$478,989	$11,558,051	$10,414,408	$1,143,643
Automotive leasing	220,461	469,837	(249,376)	633,713	1,237,239	(603,526)
Energy generation and storage	399,317	408,205	(8,888)	1,183,747	1,163,935	19,812
Cost of revenues
Automotive sales	4,405,919	4,076,044	329,875	9,027,055	8,231,328	795,727
Automotive leasing	119,283	307,957	(188,674)	360,694	811,671	(450,977)

Provision (benefit) for income taxes	16,647	16,984	(337)	35,959	37,329	(1,370)
Net income (loss)	254,673	174,812	79,861	(1,272,660)	(1,489,209)	216,549
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(56,843)	(62,138)	5,295	(157,086)	(166,752)	9,666
Net income (loss) attributable to common stockholders	311,516	236,950	74,566	(1,115,574)	(1,322,457)	206,883
Foreign currency translation adjustment	(10,274)	(4,968)	(5,306)	(25,077)	(4,252)	(20,825)
Comprehensive income (loss)	301,242	231,982	69,260	(1,140,651)	(1,280,279)	139,628

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of cash flows for the nine months ended September 30, 2018 was an increase in collateralized lease repayments of $304.4 million, from a net financing cash outflow of $38.7 million to a net financing cash outflow of $343.1 million as presented, with an offsetting increase to cash outflows from operations. Additionally, the adjustments to the consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive income (loss) identified above would have corresponding impacts within the operating section of the consolidated statement of cash flows.

Automotive Revenue

Automotive Sales without Resale Value Guarantee

Automotive revenue includes revenues related to deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under the new revenue standard, including internet connectivity, access to our Supercharger network and future over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Other features and services such as connectivity, Supercharger, and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle or the eight-year life of the vehicle. Revenue related to Autopilot and full self-driving features is recognized when functionality is delivered to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

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

Deferred revenue activity related to the access to our Supercharger network, internet connectivity, Autopilot and over-the-air software updates on automotive sales with and without resale value guarantee consisted of the following (in thousands):

Nine Months Ended September 30, 2018
Deferred revenue on automotive sales with and without resale value guarantee— beginning of period	$475,919
Additions	365,376
Net changes in liability for pre-existing contracts	(7,930)
Revenue recognized	(71,874)
Deferred revenue on automotive sales with and without resale value guarantee— end of period	$761,491

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2018. From the deferred revenue balance as of January 1, 2018, revenue recognized during the nine months ended September 30, 2018 was $60.3 million. Of the total deferred revenue on automotive sales with and without resale value guarantees, we expect to recognize $284.7 million of revenue in the next 12 months. The remaining balance will be recognized over the performance period as discussed above in Automotive Sales without Resale Value Guarantee.

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

We recognize revenue on the sale of regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive revenue in the consolidated statement of operations. We had no deferred revenue related to sales of automotive regulatory credits as of September 30, 2018 or December 31, 2017.

Automotive Leasing Revenue

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as the two programs with resale value guarantees which continue to qualify for operating lease treatment. Prior to the adoption of the new revenue standard, all programs with resale value guarantees were accounted for as operating leases.

Direct Vehicle Leasing Program

We offer vehicle leasing programs in certain locations in North America and Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. Currently, the program is only offered to qualified customers in North America. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the three and nine months ended September 30, 2018, we recognized $101.1 million and $270.4 million, respectively, of leasing revenues, and $57.2 million and $155.9 million, respectively, for the same periods in 2017. As of September 30, 2018 and December 31, 2017, we had deferred $110.0 million and $96.6 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.

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

Vehicle Sales to Leasing Partners with a Resale Value Guarantee and a Buyback Option

We offer buyback options in connection with automotive sales with resale value guarantees with certain leasing partner sales in the United States. These transactions entail a transfer of leases, which we have originated with an end-customer, to our leasing partner. As control of the vehicles has not been transferred in accordance with the new revenue standard, these transactions continue to be accounted for as interest bearing collateralized borrowings in accordance with ASC 840, Leases. We have not sold any vehicles under this program in the United States since the second half of 2017 and all current period activity relates to the exercise or cancellation of active transactions. Under this program, cash is received for the full price of the vehicle and the collateralized borrowing value is generally recorded within resale value guarantees and the customer upfront deposit is recorded within deferred revenue. We amortize the deferred revenue amount to automotive leasing revenue on a straight-line basis over the option period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheet, and we record depreciation from these vehicles to cost of automotive leasing revenue during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease (repayments) borrowings within cash flows from financing activities in the consolidated statement of cash flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the buyback option amount or paying a shortfall to the option amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our option period, we expense the net value of the leased vehicle to cost of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $629.1 million as of September 30, 2018, including $388.8 million within a 12-month period. As of September 30, 2018, we had $734.3 million of such borrowings recorded in resale value guarantees and $112.5 million recorded in deferred revenue liability. For the three and nine months ended September 30, 2018, we recognized $89.4 million and $256.6 million, respectively, of leasing revenue related to this program.

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

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue, and the net book value of the leased vehicle is expensed to cost of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on the consolidated balance sheet to used vehicle inventory. As of September 30, 2018, $162.3 million of the guarantees were exercisable by customers within the next 12 months. For the three and nine months ended September 30, 2018, we recognized $30.0 million and $106.7 million, respectively, of leasing revenue related to this program.

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

We record as deferred revenue any amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of September 30, 2018 and December 31, 2017, deferred revenue related to such customer payments amounted to $158.7 million and $124.0 million, respectively. Revenue recognized from the deferred revenue balance as of January 1, 2018, was $36.7 million for the nine months ended September 30, 2018. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less. As of September 30, 2018, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $115.7 million. Of this amount, we expect to recognize $6.7 million in the next 12 months and the remaining over a period up to 30 years.

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

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of September 30, 2018 and December 31, 2017, deferred revenue related to such customer payments amounted to $212.2 million and $206.8 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term. As of September 30, 2018 and December 31, 2017, deferred revenue from rebates and incentives amounted to $31.8 million and $27.2 million, respectively.

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

Revenues related to repair and maintenance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within customer deposits on the consolidated balance sheet. Deferred revenue related to services and other revenue was immaterial as of September 30, 2018 and December 31, 2017.

Revenue by source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Automotive sales without resale value guarantee	$5,297,024	$10,177,777
Automotive sales with resale value guarantee	391,784	1,056,438
Automotive regulatory credits	189,497	323,836
Energy generation and storage sales	259,288	791,785
Services and other	326,330	859,884
Total revenues from sales and services	6,463,923	13,209,720
Automotive leasing	220,461	633,713
Energy generation and storage leasing	140,029	391,962
Total revenues	$6,824,413	$14,235,395

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2018 and December 31, 2017, the aggregate balances of our gross unrecognized tax benefits were $254.3 million and $198.7 million, respectively, of which $245.1 million and $191.0 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court.

On August 7, 2018, the Ninth Circuit Court of Appeals, on its own motion, withdrew its July 24, 2018 opinion in Altera Corp. v. Commissioner. We do not expect this matter to have an impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) per share of common stock attributable to common stockholders, basic
Net income (loss) attributable to common stockholders	$311,516	$(619,376)	$(1,115,574)	$(1,286,050)
Weighted average shares used in computing net income (loss) per share of common stock, basic	170,893	167,294	170,019	164,897
Net income (loss) per share of common stock attributable to common stockholders, basic	$1.82	$(3.70)	$(6.56)	$(7.80)
Net income (loss) per share of common stock attributable to common stockholders, diluted
Net income (loss) attributable to common stockholders	$311,516	$(619,376)	$(1,115,574)	$(1,286,050)
Weighted average shares used in computing net income (loss) per share of common stock, basic	170,893	167,294	170,019	164,897
Add:
Stock-based awards	7,044	—	—	—
Warrants	259	—	—	—
Weighted average shares used in computing net income (loss) per share of common stock, diluted	178,196	167,294	170,019	164,897
Net income (loss) per share of common stock attributable to common stockholders, diluted	$1.75	$(3.70)	$(6.56)	$(7.80)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based awards	3,269,543	8,855,128	9,868,777	10,177,154
Convertible senior notes	1,498,987	1,908,572	1,501,726	2,559,810
Warrants	—	414,996	276,703	658,345

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

	September 30,	December 31,	September 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$2,967,504	$3,367,914	$3,530,030	$3,393,216
Restricted cash	158,627	155,323	138,181	105,519
Restricted cash, net of current portion	396,835	441,722	408,544	268,165
Total as presented in the consolidated statements of cash flows	$3,522,966	$3,964,959	$4,076,755	$3,766,900

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of September 30, 2018, one entity represented 10% or more of our total accounts receivable balance. As of December 31, 2017, no entity represented 10% of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accrued warranty—beginning of period	$524,009	$343,279	$401,790	$266,655
Warranty costs incurred	(54,089)	(39,481)	(148,374)	(87,881)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(13,256)	4,768	(23,672)	7,239
Additional warranty accrued from adoption of the new revenue standard	—	—	37,139	—
Provision for warranty	187,805	60,156	377,586	182,709
Accrued warranty—end of period	$644,469	$368,722	$644,469	$368,722

For the three and nine months ended September 30, 2018, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $4.6 million and $17.4 million, respectively, and for the three and nine months ended September 30, 2017, such costs were $10.8 million and $24.3 million, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect most of the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. Further, solar leases and PPAs that commence after January 1, 2019, where we are the lessor and are currently accounted for as leases will no longer meet the definition of a lease with the adoption of this ASU and will instead be accounted for in accordance with ASC 606. We also expect most of our build-to-suit leases to be de-recognized upon adoption as our current build-to-suit leases will no longer qualify for build-to-suit accounting and will instead be recognized as operating leases under ASC 842. Subsequently, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements, to clarify and amend the guidance in ASU No. 2016-02. We are continuing to assess the impact of adopting the ASUs on our financial position, results of operations and related disclosures. We anticipate the effect on the consolidated balance sheet to be material. The ASU is currently expected to have no material impact on the consolidated statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is modified retrospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU on January 1, 2020.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is prospective. We adopted the ASU on January 1, 2018, which we anticipate will result in more transactions being accounted for as asset acquisitions rather than business acquisitions. Adoption of the guidance had no impact on the financial statements for the nine months ended September 30, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is prospective. We have not yet selected an adoption date, and the ASU is not currently expected to have a material impact on the consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Gains and Losses from the Recognition of Nonfinancial Assets, to clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The ASU is effective for interim and annual periods beginning after December 15, 2017. We adopted the ASU on January 1, 2018 on a modified retrospective basis through a cumulative adjustment to accumulated deficit. Upon adoption of the ASU, we recorded a decrease to our beginning accumulated deficit of $9.4 million.

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

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows entities to record provisional amounts during a measurement period not exceeding one year from the enactment date of the Act. SAB 118 was codified by the FASB as part of ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. As of September 30, 2018, we have not made any measurement period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act, additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes to our analysis, interpretations or assumptions or actions that we may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis within the prescribed measurement period. We do not expect any adjustments to have a material impact on the consolidated financial statements due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient Transition to Topic 842, to permit an entity to elect a practical expedient to not evaluate land easements under ASC 842 that existed or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The ASU is effective for the same periods as ASU No. 2016-02, and the ASU is not currently expected to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is either retrospective or prospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU prospectively on January 1, 2020.

Note 3 – Intangible Assets

Information regarding our acquired intangible assets was as follows (in thousands):

	September 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$152,431	$(35,049)	$1,393	$118,775	$125,889	$(19,317)	$1,847	$108,419
Trade names	45,275	(43,993)	197	1,479	45,275	(10,924)	261	34,612
Favorable contracts and leases, net	112,817	(14,470)	—	98,347	112,817	(8,639)	—	104,178
Other	35,559	(10,541)	831	25,849	34,099	(7,775)	1,137	27,461
Total finite-lived intangible assets	346,082	(104,053)	2,421	244,450	318,080	(46,655)	3,245	274,670
Indefinite-lived intangible assets:
IPR&D	60,290	—	(13,264)	47,026	86,832	—	—	86,832
Total indefinite-lived intangible assets	60,290	—	(13,264)	47,026	86,832	—	—	86,832
Total intangible assets	$406,372	$(104,053)	$(10,843)	$291,476	$404,912	$(46,655)	$3,245	$361,502

The in-process research and development (“IPR&D”), which we acquired from SolarCity Corporation (“SolarCity”), is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. During the three months ended June 30, 2018, we concluded that a portion of the IPR&D was not commercially feasible, and consequently recognized an abandonment loss of $13.3 million in research and development operating expenses. During the three months ended June 30, 2018, $26.5 million of IPR&D was put into production, and we expect to complete the remaining research and development efforts in the fourth quarter of 2018. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing solar cells and modules. If commercial feasibility is not achieved for the remaining IPR&D, we would likely look to other alternative technologies.

The costs associated with one of the trade names acquired by us has been fully amortized as we phased out the use of such trade name in our sales and marketing efforts.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

Three months ending December 31, 2018	$8,782
2019	34,722
2020	32,789
2021	32,789
2022	32,789
Thereafter	102,579
Total	$244,450

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

	September 30, 2018				December 31, 2017
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents & restricted cash)	$1,474,346	$1,474,346	$—	$—	$2,163,459	$2,163,459	$—	$—
Interest rate swaps, net	17,572	—	17,572	—	59	—	59	—
Total	$1,491,918	$1,474,346	$17,572	$—	$2,163,518	$2,163,459	$59	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the nine months ended September 30, 2018, there were no transfers between the levels of the fair value hierarchy.

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

	September 30, 2018			December 31, 2017
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$469,707	$17,572	$—	$496,544	$5,304	$5,245

Our interest rate swaps activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross gains	$5,401	$440	$17,811	$2,989
Gross losses	39	1,641	1,244	12,836

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

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$3,851,725	$4,051,562	$3,722,673	$4,488,651
Senior notes	$1,777,948	$1,516,500	$1,775,550	$1,732,500
Participation interest	$18,595	$18,067	$17,545	$17,042
Solar asset-backed notes	$857,721	$875,584	$880,415	$898,145
Solar loan-backed notes	$202,938	$209,236	$236,844	$248,149
Automotive asset-backed notes	$417,462	$418,209	$—	$—

Note 5 – Inventory

Our inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$997,476	$821,396
Work in process	358,113	243,181
Finished goods	1,657,339	1,013,909
Service parts	301,199	185,051
Total	$3,314,127	$2,263,537

Finished goods inventory included vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, used Tesla vehicles and energy storage products. During the third quarter of 2018, we made the decision to utilize some of our fleet cars as service loaners on a long-term basis.  As a result, we reclassified $72.8 million of finished goods inventory to property, plant and equipment.

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2018, we recorded write-downs of $12.4 million and $54.3 million, respectively, in cost of revenues. During the three and nine months ended September 30, 2017, we recorded write-downs of $26.2 million and $93.0 million, respectively, in cost of revenues.

Note 6 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Solar energy systems leased to customers	$6,363,837	$6,009,977
Initial direct costs related to customer solar energy system lease acquisition costs	96,618	74,709
	6,460,455	6,084,686
Less: accumulated depreciation and amortization	(439,040)	(220,110)
	6,021,415	5,864,576
Solar energy systems under construction	118,542	243,847
Solar energy systems to be leased to customers	161,580	239,067
Solar energy systems, leased and to be leased – net (1)	$6,301,537	$6,347,490

(1)

Included in solar energy systems, leased and to be leased, as of September 30, 2018 and December 31, 2017 was $36.0 million and $36.0 million, respectively, related to capital leased assets with an accumulated depreciation and amortization of $3.3 million and $1.9 million, respectively.

Note 7 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Machinery, equipment, vehicles and office furniture	$5,950,086	$4,251,711
Tooling	1,384,382	1,255,952
Leasehold improvements	943,848	789,751
Land and buildings	3,995,992	2,517,247
Computer equipment, hardware and software	463,190	395,067
Construction in progress	963,136	2,541,588
	13,700,634	11,751,316
Less: Accumulated depreciation and amortization	(2,454,339)	(1,723,794)
Total	$11,246,295	$10,027,522

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and a portion of Gigafactory 1 construction. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Construction in progress also includes certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. During the nine months ended September 30, 2018, $604.1 million of costs at Gigafactory 1 and $649.5 million of costs at Gigafactory 2 were transferred to land and buildings from construction in progress as assets were placed in service. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and nine months ended September 30, 2018, we capitalized $12.0 million and $46.5 million, respectively, of interest. During the three and nine months ended September 30, 2017, we capitalized $37.3 million and $96.0 million, respectively, of interest.

As of September 30, 2018 and December 31, 2017, the table above included $1.68 billion and $1.63 billion, respectively, of gross build-to-suit lease assets. As of September 30, 2018 and December 31, 2017, the corresponding financing liabilities of $109.0 million and $14.9 million, respectively, were recorded in accrued liabilities and $1.62 billion and $1.67 billion, respectively, were recorded in other long-term liabilities on the consolidated balance sheets.

Depreciation and amortization expense during the three and nine months ended September 30, 2018 was $300.0 million and $797.0 million, respectively. Depreciation and amortization expense during the three and nine months ended September 30, 2017 was $197.5 million and $534.2 million, respectively. Gross property and equipment under capital leases as of September 30, 2018 and December 31, 2017 was $1.40 billion and $688.3 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates was $193.7 million and $100.6 million, respectively.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the cost of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to long-term debt and capital leases. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we have applied similar accounting. As of September 30, 2018 and December 31, 2017, we had cumulatively capitalized costs of $1.14 billion and $473.3 million, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement. We had cumulatively capitalized total costs for Gigafactory 1 of $4.47 billion and $3.15 billion as of September 30, 2018 and December 31, 2017, respectively.

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued warranty reserve, net of current portion	$459,398	$276,289
Build-to-suit lease liability, net of current portion	1,622,059	1,665,768
Deferred rent expense, net of current portion	57,643	46,820
Financing obligation, net of current portion	53,976	67,929
Liability for receipts from an investor	—	29,713
Sales return reserve, net of current portion	78,387	—
Other noncurrent liabilities	283,856	356,451
Total other long-term liabilities	$2,555,319	$2,442,970

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

Note 9 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. In the case of a vehicle, customer deposits are fully refundable up to the point the vehicle is placed into the production cycle. In the case of an energy generation or storage product, customer deposits are fully refundable prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of September 30, 2018 and December 31, 2017, we held $905.8 million and $853.9 million, respectively, in customer deposits. Due to the adoption of the new revenue standard, customer deposits now include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans, which were previously reported as deferred revenue. As a result, $55.6 million of the increase in the customer deposits balance was from the adoption of the new revenue standard.

Note 10 – Convertible and Long-Term Debt Obligations

The following is a summary of our debt as of September 30, 2018 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual	Contractual
	Balance	Current	Long-Term	Amount*	Interest Rates	Maturity Date
Recourse debt:
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	$920,000	$901,453	$—	$—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,228,719	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	863,771	—	2.375%	March 2022
5.30% Senior Notes due in 2025 ("2025 Notes")	1,800,000	—	1,777,948	—	5.30%	August 2025
Credit Agreement	1,593,000	—	1,593,000	229,173	1% plus LIBOR	June 2020
Vehicle and other Loans	2,425	2,425	—	—	1.8%-7.6%	October 2018 - September 2019
2.75% Convertible Senior Notes due in 2018	230,000	231,687	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	535,668	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	90,427	—	0.0%	December 2020
Solar Bonds	25,283	678	24,841	—	2.6-5.75%	October 2018 - January 2031
Total recourse debt	7,597,208	1,136,243	6,114,374	229,173
Non-recourse debt:
Warehouse Agreements	659,388	110,204	549,184	440,612	3.5%	September 2020
Canada Credit Facility	59,227	29,297	29,930	—	3.6%-5.1%	November 2021
Term Loan due in December 2018	181,746	181,452	—	—	5.8%	December 2018
Term Loan due in January 2021	171,719	6,527	164,389	—	5.8%	January 2021
Revolving Aggregation Credit Facility	210,157	—	207,718	389,843	5.0 - 5.4%	December 2019
Solar Renewable Energy Credit Loan Facility	31,501	13,281	18,048	—	7.9%	July 2021
Cash equity debt	474,555	10,932	448,938	—	5.3-5.8%	July 2033- January 2035
Solar asset-backed notes	883,806	24,022	833,699	—	4.0 - 7.7%	November 2038- February 2048
Solar loan-backed notes	210,249	9,888	193,050	—	4.8-7.5%	September 2048- September 2049
Automotive asset-backed notes	417,462	311,629	105,833	—	2.3%-4.9%	December 2019 - March 2021
Total non-recourse debt	3,299,810	697,232	2,550,789	830,455
Total debt	$10,897,018	$1,833,475	$8,665,163	$1,059,628

The following is a summary of our debt as of December 31, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual	Contractual
	Balance	Current	Long-Term	Amount*	Interest Rates	Maturity Date
Recourse debt:
1.50% Convertible Senior Notes due in 2018 ("2018 Notes")	$5,512	$5,442	$—	$—	1.50%	June 2018
2019 Notes	920,000	—	869,092	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,186,131	—	1.25%	March 2021
2022 Notes	977,500	—	841,973	—	2.375%	March 2022
2025 Notes	1,800,000	—	1,775,550	—	5.30%	August 2025
Credit Agreement	1,109,000	—	1,109,000	729,929	1% plus LIBOR	June 2020
Vehicle and other Loans	16,205	15,944	261	—	1.8% - 7.6%	January 2018- September 2019
2.75% Convertible Senior Notes due in 2018	230,000	222,171	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	511,389	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	86,475	—	0.0%	December 2020
Related Party Promissory Notes due in February 2018	100,000	100,000	—	—	6.5%	February 2018
Solar Bonds	32,016	7,008	24,940	—	2.6% - 5.8%	March 2018- January 2031
Total recourse debt	7,239,233	350,565	6,404,811	729,929
Non-recourse debt:
Warehouse Agreements	673,811	195,382	477,867	426,189	3.1%	September 2019
Canada Credit Facility	86,708	31,106	55,603	—	3.6% - 5.1%	November 2021
Term Loan due in December 2018	157,095	156,884	—	19,534	4.8%	December 2018
Term Loan due in January 2021	176,290	5,885	169,352	—	4.9%	January 2021
Revolving Aggregation Credit Facility	161,796	—	158,733	438,204	4.1% - 4.5%	December 2019
Solar Renewable Energy Credit Loan Facility	38,575	15,858	22,774	—	7.3%	July 2021
Cash equity debt	482,133	12,334	454,421	—	5.3% - 5.8%	July 2033-January 2035
Solar asset-backed notes	907,241	23,829	856,586	—	4.0% - 7.7%	November 2038-February 2048
Solar loan-backed notes	244,498	8,006	228,838	—	4.8% - 7.5%	September 2048-September 2049
Total non-recourse debt	2,928,147	449,284	2,424,174	883,927
Total debt	$10,167,380	$799,849	$8,828,985	$1,613,856

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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts or deferred financing costs. As of September 30, 2018, we were in compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

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

Related Party Promissory Notes

In February 2018, we fully repaid the $17.5 million in aggregate principal amount of 6.50% promissory notes held by SolarCity’s former Chief Executive Officer that matured. On February 14, 2018, our Chief Executive Officer and SolarCity’s former Chief Technology Officer exchanged their $82.5 million (collectively) in aggregate principal amount of 6.50% promissory notes due in February 2018 for 6.50% promissory notes due in August 2018 in the same amounts. These promissory notes were fully repaid in August 2018.

Warehouse Agreements

On February 6, 2018, we repaid $453.6 million of the principal outstanding under the Warehouse Agreements. On August 16, 2018, the Warehouse Agreements were amended to extend the availability period from August 17, 2018 to August 16, 2019 and extend the maturity date from September 2019 to September 2020.

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

Interest Incurred

The following table presents the interest incurred on our convertible senior notes with cash conversion features, which include the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest coupon	$10,779	$10,899	$31,915	$28,306
Amortization of debt issuance costs	1,677	1,759	4,934	5,274
Amortization of debt discounts	31,367	29,888	91,751	83,852
Total	$43,823	$42,546	$128,600	$117,432

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

As of September 30, 2018, 10,069,978 shares were reserved and available for issuance under the 2010 Plan.

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

As of September 30, 2018, the following operational milestones were considered probable of achievement:

•	Total revenue of $20.0 billion;
•	Adjusted EBITDA of $1.5 billion; and
•	Adjusted EBITDA of $3.0 billion.

Stock-based compensation expense associated with the 2018 CEO Performance Award is recognized over the longer of the expected achievement period for each pair of market capitalization or operational milestones, beginning at the point in time when the relevant operational milestone is considered probable of being met. If additional operational milestones become probable, stock-based compensation expense will be recorded in the period it becomes probable including cumulative catch-up expense for the service provided since the grant date. The market capitalization milestone period and the valuation of each tranche are determined using a Monte Carlo simulation and is used as the basis for determining the expected achievement period. The probability of meeting an operational milestone is based on a subjective assessment of our future financial projections. Even though no tranches of the 2018

CEO Performance Award vest unless a market capitalization and a matching operational milestone are both achieved, stock-based compensation expense is recognized only when an operational milestone is considered probable of achievement regardless of how much additional market capitalization must be achieved in order for a tranche to vest. At our current market capitalization, even the first tranche of the 2018 CEO Performance Award will not vest unless our market capitalization were to more than double from the current level and stay at that increased level for a sustained period of time. Additionally, stock-based compensation represents a non-cash expense and is recorded as a selling, general, and administrative operating expense on our consolidated statement of operations.

As of September 30, 2018, we had $654.3 million of total unrecognized stock-based compensation expense for the operational milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 3.3 years. As of September 30, 2018, we had unrecognized stock-based compensation expense of $1.51 billion for the operational milestones that were considered not probable of achievement. From March 21, 2018, when the grant was approved by our stockholders, through September 30, 2018, we recorded stock-based compensation expense of $118.6 million related to the 2018 CEO Performance Award. For the three months ended September 30, 2018, we recorded stock-based compensation expense of $56.3 million related to this award.

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

As of September 30, 2018, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

We began recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of September 30, 2018, we had unrecognized stock-based compensation expense of $11.2 million for the performance milestone that was considered not probable of achievement. For the three and nine months ended September 30, 2018, we did not record any additional stock-based compensation related to these awards. For the three and nine months ended September 30, 2017, we recorded stock-based compensation expense of $0.5 million and $6.8 million, respectively, related to these awards.

2012 CEO Performance Award

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our CEO (the “2012 CEO Performance Award”). The 2012 CEO Performance Award consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.00 billion, as compared to our initial market capitalization of $3.20 billion at the time of grant. As of September 30, 2018, the market capitalization conditions for all of the vesting tranches and the following performance milestones had been achieved:

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

We began recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of September 30, 2018, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the three months ended September 30, 2018, we recorded no stock-based compensation expense related to the 2012 CEO Performance Award. For the nine months ended September 30, 2018, we recorded $0.1 million related to this award. For the three and nine months ended September 30, 2017, we recorded stock-based compensation expense of $1.2 million and $4.3 million, respectively, related to this award.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$25,037	$10,166	$59,203	$27,663
Research and development	65,718	51,066	192,762	158,052
Selling, general and administrative	113,973	51,421	287,869	146,697
Restructuring and other	—	—	3,877	—
Total	$204,728	$112,653	$543,711	$332,412

We realized no income tax benefit from stock option exercises in each of the periods presented due to cumulative losses and valuation allowances. As of September 30, 2018, we had $1.53 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.9 years.

Note 12 – Commitments and Contingencies

Non-Cancellable Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, solar energy systems and Supercharger sites, throughout the world.

Build-to-Suit Lease Arrangement in Buffalo, New York

We have a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”) where the SUNY Foundation will construct a solar cell and panel manufacturing facility, referred to as Gigafactory 2, with our participation in the design and construction, install certain utilities and other improvements and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. During the three months ended March 31, 2018, we began production at the manufacturing facility, although construction has not been fully completed as of September 30, 2018.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, two of its current officers, and a former officer. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court granted defendant’s motion to dismiss with leave to amend.  Plaintiffs filed their amended complaint on September 28, 2018. We intend to file a motion to dismiss that complaint as well.  We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery alleging that Tesla’s directors breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint.  We believe the claims asserted in this lawsuit are without merit and intend to defend against them vigorously.

Securities Litigation related to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Elon Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the United States District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. We anticipate that, following the lead plaintiff process, the lead plaintiff will file a consolidated amended complaint. We believe that the claims have no merit and intend to defend against them vigorously. We are unable to estimate the potential loss, or range of loss, associated with these claims.

On October 17 and 25, 2018, derivative lawsuits were filed in Delaware Court of Chancery against Mr. Musk and the members of Tesla’s Board in relation to statements made and actions connected to a potential going private transaction.  Also on October 25, 2018, a third derivative lawsuit was filed in federal court in Delaware against Mr. Musk and the members of the Board.  We believe that the claims have no merit and intend to defend against them vigorously. The Company is unable to estimate the potential loss, or range of loss, associated with these claims.

Settlement with SEC related to Potential Going Private Transaction

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the Court on September 29, 2018, in connection with the actions taken by the U.S. Securities and Exchange Commission (the “SEC”) relating to Elon Musk’s prior statement that he was considering taking Tesla private. Without admitting or denying any of the SEC’s allegations, and with no restriction on Mr. Musk’s ability to serve as an officer or director on the Board (other than as its Chair), we and Mr. Musk agreed, among other things, to pay civil penalties of $20 million each and that we will appoint an independent director as Chair of the Board for at least three years, appoint two additional independent directors to the Board, and further enhance our disclosure controls and other corporate governance-related matters.

Certain Investigations and Other Matters

We receive requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”) and various state agencies. We routinely cooperate with such regulatory and governmental requests.

In particular, the SEC has issued subpoenas to Tesla in connection with (a) Mr. Musk’s prior statement that he was considering taking Tesla private and (b) certain projections that we made for Model 3 production rates during 2017 and other public statements relating to Model 3 production. The DOJ has also asked us to voluntarily provide it with information about each of these matters and is investigating. Aside from the settlement with the SEC relating to Mr. Musk’s statement that he was considering taking Tesla private, there have not been any developments in these matters that we deem to be material, and to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. As is our normal practice, we have been cooperating and will continue to cooperate with government authorities. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows, and financial position.

We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position and brand.

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

Letters of Credit

As of September 30, 2018, we had $143.1 million of unused letters of credit outstanding.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$73,117	$55,425
Restricted cash	76,569	33,656
Accounts receivable, net	25,932	18,204
Prepaid expenses and other current assets	9,306	9,018
Total current assets	184,924	116,303
Operating lease vehicles, net	802,083	337,089
Solar energy systems, leased and to be leased, net	5,091,612	5,075,321
Restricted cash, net of current portion	54,656	36,999
Other assets	56,794	29,555
Total assets	$6,190,069	$5,595,267
Liabilities
Current liabilities
Accounts payable	$32	$32
Accrued liabilities and other	111,360	51,652
Deferred revenue	21,537	59,412
Customer deposits	443	726
Current portion of long-term debt and capital leases	614,401	196,531
Total current liabilities	747,773	308,353
Deferred revenue, net of current portion	219,312	323,919
Long-term debt and capital leases, net of current portion	1,103,772	625,934
Other long-term liabilities	28,801	30,536
Total liabilities	$2,099,658	$1,288,742

Note 14 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Solar Bonds issued to related parties	$100	$100
Convertible senior notes due to related parties	$3,000	$3,000
Promissory notes due to related parties	$—	$100,000
Due to related parties (primarily accrued interest, included in accrued liabilities and other)	$239	$2,509

The related party transactions were primarily from debt held by our CEO, SolarCity’s former CEO and SolarCity’s former Chief Technology Officer. During the nine months ended September 30, 2018, the promissory notes payable to such parties were fully repaid. Refer to Note 10, Convertible and Long-Term Debt Obligations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Automotive segment
Revenues	$6,425,096	$2,667,170	$13,051,648	$7,652,273
Gross profit	$1,454,902	$368,923	$2,451,564	$1,558,295
Energy generation and storage segment
Revenues	$399,317	$317,505	$1,183,747	$818,229
Gross profit	$68,763	$80,217	$147,557	$225,406

The following table presents revenues by geographic area based on where our products are delivered (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$5,132,948	$1,582,143	$9,248,776	$4,380,393
China	409,300	563,561	1,445,232	1,531,082
Netherlands	273,750	67,037	626,835	264,186
Norway	224,481	225,461	611,222	482,965
Other	783,934	546,473	2,303,330	1,811,876
Total	$6,824,413	$2,984,675	$14,235,395	$8,470,502

The following table presents long-lived assets by geographic area (in thousands):

	September 30, 2018	December 31, 2017
United States	$16,716,027	$15,587,979
International	831,805	787,033
Total	$17,547,832	$16,375,012

Note 16 – Restructuring and Other

During the second quarter of 2018, we carried-out certain restructuring actions in order to reduce costs and improve efficiency. As a result, in the three months ended June 30, 2018, we recognized $34.0 million of one-time employee termination expenses and estimated losses from sub-leasing a certain facility. The employee termination expenses of $26.2 million were substantially paid by the end of the third quarter of 2018, while the remaining amounts were non-cash. Also included within restructuring and other activities was $56.1 million of expenses (materially all of which were non-cash) from restructuring the energy generation and storage segment, which comprised of disposals of certain tangible assets, the shortening of the useful life of a trade name intangible asset and a contract termination penalty. In addition, we concluded that a small portion of the IPR&D is not commercially feasible. Consequently, we recognized an impairment loss of $13.3 million in the three months ended June 30, 2018 (see Note 3, Intangible Assets).

In October 2018, a final court order was entered approving the terms of a settlement in connection with the SEC’s legal actions relating to Mr. Musk’s prior consideration during the third quarter of 2018 of a take-private proposal for Tesla. Consequently, we recognized settlement and legal expenses of $25.8 million in the three months ended September 30, 2018 (see Note 12, Commitments and Contingencies). These expenses are expected to be substantially paid by the end of the fourth quarter of 2018.

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

Automotive

Our production vehicle fleet includes our Model S premium sedan and our Model X sport utility vehicle, which are our highest-performance vehicles, and our Model 3, a lower-priced sedan designed for the mass market. We continue to enhance our vehicle offerings with enhanced Autopilot options, Internet connectivity and free over-the-air software updates to provide additional safety, convenience and performance features. In addition, we have several future electric vehicles in our product pipeline, including an electric semi-truck, a new version of the Tesla Roadster and Model Y.

Energy Generation and Storage

We lease and sell solar energy systems and sell renewable energy and energy storage products to our customers. We have partnered with Panasonic to provide capital and operational support to manufacture PV cells, which will enable high volume integrated tile and PV cell production at our Gigafactory 2 in Buffalo, New York. We are also continuing to iterate on our Solar Roof product design through intensive reliability testing and are refining the installation process. Accordingly, we expect to ramp production of this product more quickly at Gigafactory 2 during the first half of 2019. Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall, mostly for residential applications, and Powerpack, for commercial, industrial and utility-scale applications.

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

We believe that the unique features of our vehicles, the safety aspects of each of our vehicles, our constant innovation, our growing brand, the increased affordability introduced with Model 3, our global Supercharger network and our future vehicles will continue to generate incremental demand for our vehicles by making our vehicles accessible to larger and previously untapped consumer and commercial markets. For example, in the third quarter of 2018, we delivered more than 83,000 vehicles, including more than 56,000 Model 3 vehicles, which was a quarterly record for us. We also believe there may be a larger addressable market for Model 3 than we had previously anticipated, as more than half of the vehicle makes and models that have been traded in to us by new Model 3 customers to date were below $35,000—the price of the base Model 3 that we ultimately intend to offer—which is also significantly lower than the lowest-priced $49,000 Model 3 available in the third quarter of 2018. Moreover, as we have offered only the long-range and performance variants of Model 3 thus far, we believe that we will continue to see more demand with the introduction of less expensive variants, such as a medium-range Model 3 option in the fourth quarter of 2018, and as we begin sales outside of North America and offer additional financing options. We also believe that we have an advantage over our competitors with respect to our battery and powertrain technology, as our vehicles’ EPA-rated range per kWh is superior to that of other electric vehicles expected to be introduced in the near term, and our ability to significantly improve our cars through over-the-air software updates. We are producing an expanding number of variants of Model 3 in accordance with the demand that we expect for them, however, and we have finite production capabilities with long lead times associated with procuring certain parts. We are also not yet offering the least expensive variants of Model 3 that we ultimately expect to produce. If our Model 3 demand expectations prove inaccurate or we experience delays in introducing planned additional variants, including as we begin offering Model 3 in new markets, we may not be able to timely generate sales matched to the specific vehicles that we have the capacity to produce.

Our Model 3 production stabilized significantly in the third quarter of 2018, resulting in the production of approximately 4,300 Model 3 vehicles per week during the third quarter of 2018, excluding planned shutdowns, and 5,300 units in the last week of the quarter despite the majority of such vehicles being all-wheel drive versions, which are significantly more complex to build than the rear-wheel drive version. We are focusing on further cost improvements and increasing the affordability of Model 3.

We are continuing to work to increase Model 3 production to approximately 10,000 units per week in the most optimal manner from both a timing and capital expenditures perspective. At the Fremont Factory, we expect to continue to increase our Model 3 production rate to approximately 7,000 units per week with only limited additional capital expenditures, and we believe we can increase that rate to beyond 7,000 units per week with incremental capital expenditures. In China, which is the largest market for electric vehicles in the world, our Model S and Model X sales have been, and will likely continue to be, negatively impacted by recently-increased tariffs imposed by the Chinese government on U.S.-manufactured vehicles. We are seeking to alleviate the impact of such tariffs for Model 3 by developing plans to start producing approximately 3,000 Model 3 vehicles per week in Shanghai, China in the initial phase of our Gigafactory 3, which will have progressively increased levels of localization through local sourcing and manufacturing. However, the timeframe for that is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of bringing the factory online. Ultimately, achieving increased Model 3 production cost-effectively will require that we timely address any additional bottlenecks that may arise as we continue to ramp, achieve reduced labor hours and increase supplier capacity.

We continue to expect Model S and Model X deliveries to be approximately 100,000 in total in 2018, constrained by the total available supply of cells with the 18650 form factor used in those vehicles. As our sales network continues to expand to new markets, we believe vehicle orders should continue to grow. We have made significant and sustained progress in the material costs and production processes of Model S and Model X, and we will continue to improve manufacturing efficiencies for these vehicles in 2018, although these vehicles are still and for the foreseeable future will likely be impacted by increased import duties on components sourced from China. Furthermore, while increased tariffs on vehicles exported to China have had some negative impact on Model S and Model X sales in China in the near term, we do not expect our global vehicle deliveries to be heavily impacted since we intend to partially divert deliveries to North America and Europe if necessary.

We are also making strides in our customer-facing infrastructure. Delivering vehicles to our customers and the related logistics were challenges in the third quarter of 2018, but we were able to achieve improvements throughout the quarter. We continue to streamline our delivery process to ensure that each delivery session is informative, convenient and quick, and that the overall flow of deliveries is both scalable at volume and more linear throughout each quarter rather than back-ended toward the end of each quarter. For example, we expanded direct deliveries of vehicles to customers’ homes or workplaces. We believe that our ongoing efforts will provide a better customer experience, reduce the stress on our delivery system and be more cost-effective. As sales of Tesla vehicles ramp further, we plan to continue to open new Tesla retail locations, service centers, body shops and delivery hubs around the world, we plan to continue to expand our Mobile Service fleet, and we plan to continue to significantly increase the number of Superchargers and Destination Charging connectors globally. However, we will have to stabilize and sustain our delivery and logistics model to deliver an increasing number of vehicles, and we have only limited experience with this at scale, particularly in markets outside of North America. Moreover, if our growing fleet of customer vehicles, particularly Model 3, experiences unexpected reliability issues, it could overburden our servicing capabilities.

In July 2018, we delivered our 200,000th vehicle in the U.S. Under current regulations, the full $7,500 federal tax credit for the purchase of a qualified electric vehicle will continue to be available only for any of our new vehicles delivered by the end of 2018 in the U.S., and then will be reduced to $3,750 for each vehicle delivered by the end of the second quarter of 2019, then to $1,875 for each vehicle delivered by the end of 2019, then to $0 for each vehicle delivered thereafter. In the near term, we believe this phase-out will pull forward customer orders, before normalizing. In the long run, we do not expect a meaningful impact to our sales in the U.S., as we believe that our vehicles offer a compelling proposition at their full price, and particularly as we work to reduce their price over time.

Finally, we continue to make progress with our self-driving technology. Our neural net and functionality continue to improve, and we frequently release minor software updates and from time to time release significant version updates, including a new vehicle software architecture that we began to release to eligible vehicles in October 2018. This new architecture will enable us to accelerate deployment of new self-driving features in the future. While we are subject to regulatory constraints over which we have no control, our ultimate goal is to achieve full autonomy.  Additionally, there is growing competition from other automobile and technology companies in the area of self-driving.

Energy Generation and Storage Demand, Production and Deployment

We are continuing to reduce customer acquisition costs of our energy generation products, including by cutting advertising spend and shifting our sales strategy significantly to sell these products exclusively in Tesla stores with dedicated energy product sales personnel and on our website.  As we implement this strategy, we expect that our solar deployments will remain relatively stable in the short term before growing, including through cross-selling opportunities to our expanding base of vehicle owners. Our emphasis for retrofit solar products remains on executing projects for upfront cash generation and profitability, rather than absolute volume growth, including by prioritizing residential installations that are combined with our energy storage products.

We are also continuing to iterate on our Solar Roof product design through intensive reliability testing and by refining the installation process. Accordingly, we expect to ramp production of this product more quickly at Gigafactory 2 during the first half of 2019.

We expect energy storage products to experience significant growth, and our goal remains to triple deployments in 2018. We are continuing to ramp production for these products at our Gigafactory 1 over the next several quarters, and we have seen further manufacturing efficiencies and improvements in our installation processes as we ramp. Demand for our energy storage products remains greater than our current production capacity for energy storage. Moreover, we recently introduced new software features for our Powerwall product to provide additional value for our customers.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Capital expenditures in the fourth quarter of 2018 are expected to support increases in Model 3 production capacity at Gigafactory 1 and the Tesla Factory, and for building additional stores, service centers and Superchargers, as well as the cost to acquire land use rights and our initial design and other expenditures for our planned Gigafactory 3 in Shanghai. We expect total 2018 capital expenditures to be slightly below $2.5 billion.

Generally, we expect operating expenses as a percentage of revenue to continue to decrease in the future due to significant increases in expected revenues and as we focus on increasing operational efficiency. We expect operating expenses to grow on an absolute basis, mainly driven by engineering, design and testing of new products or changes to existing products and higher sales costs associated with expanding our worldwide geographic presence. In addition, we expect operating expenses to increase as a result of increased selling, general and administrative expenses incurred by our energy generation and storage business.

In March 2018, our stockholders approved a new 10-year CEO performance award for Elon Musk with vesting contingent on achieving market capitalization and operational milestones. Consequently, we may incur significant additional non-cash stock-based compensation expense over the term of the award as each operational milestone becomes probable of vesting.

Automotive Financing Options

We offer loans and leases for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offered resale value guarantees or similar buy-back terms to all direct customers who purchase vehicles and who financed their vehicle through one of our specified commercial banking partners. Subsequent to June 30, 2016, this program is available only in certain international markets. Resale value guarantees available for exercise within the 12 months following September 30, 2018 totaled $162.3 million in value.

We have adopted the new revenue recognition standard ASC 606 effective January 1, 2018. This impacts the way we account for vehicle sales with a resale value guarantee and vehicles leased through our leasing partners, which now generally qualify to be accounted for as sales with a right of return. In addition, for certain vehicles sales with a resale value guarantee and vehicles leased through leasing partners prior to 2018, we have ceased recognizing lease revenue starting in 2018 and record the associated cumulative adjustment to equity under the modified retrospective approach.

Vehicle deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. While we do not assume any credit risk related to the customer, if a customer exercises the option to return the vehicle to us, we are exposed to liquidity risk that the resale value of vehicles under these programs may be lower than our guarantee, or the volume of vehicles returned to us may be higher than our estimates or we may be unable to resell the used vehicles in a timely manner, all of which could adversely impact our cash flows. To date, we have only had an insignificant number of customers who exercised their resale value guarantees and returned their vehicles to us. Based on current market demand for our vehicles, we estimate the resale prices for our vehicles will continue to be above our resale value guarantee amounts. Should market values of our vehicles or customer demand decrease, these estimates may be impacted materially.

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

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to long-term debt and capital leases. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the three and nine months ended September 30, 2018, we recorded additions of $181.8 million and $663.8 million, respectively, on the consolidated balance sheets.

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

Other Manufacturing

We continue to expand production capacity at our Tesla Factory and are exploring additional production capacity internationally. For example, in order to significantly increase the affordability of Model 3 for customers in China, where our vehicles are subject to recently-increased tariffs imposed by the Chinese government on vehicles imported from the U.S., we are trying to accelerate our manufacturing timeline there.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Automotive sales	$5,878,305	$2,076,731	$3,801,574	183%	$11,558,051	$6,125,643	$5,432,408	89%
Automotive leasing	220,461	286,158	(65,697)	-23%	633,713	813,462	(179,749)	-22%
Total automotive revenues	6,098,766	2,362,889	3,735,877	158%	12,191,764	6,939,105	5,252,659	76%
Services and other	326,330	304,281	22,049	7%	859,884	713,168	146,716	21%
Total automotive & services and other segment revenue	6,425,096	2,667,170	3,757,926	141%	13,051,648	7,652,273	5,399,375	71%
Energy generation and storage segment revenue	399,317	317,505	81,812	26%	1,183,747	818,229	365,518	45%
Total revenues	$6,824,413	$2,984,675	$3,839,738	129%	$14,235,395	$8,470,502	$5,764,893	68%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to sale of new Model S, Model X and Model 3 vehicles, including internet connectivity, Supercharger access, and specified software updates for cars equipped with Autopilot hardware, as well as sales of regulatory credits to other automotive manufacturers. Our revenue from non-ZEV regulatory credits generally follows our production and delivery trends as we have long-term contracts with existing customers for the sale of these credits. However, as we do not have long-term contracts for ZEV credit sales, revenue from sale of ZEV credits fluctuate depending on when a contract is executed with a buyer. For example, our revenue from ZEV credit sales in the three months ended December 31, 2017 was $179.1 million while it was $0 in the three months ended June 30, 2018.

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

Automotive sales revenue increased $3.80 billion, or 183%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to the significant ramp in Model 3 vehicles delivered at average selling prices that were slightly higher in the three months ended September 30, 2018 compared to the prior year. Additionally, there were increases from the recognition of $479.0 million of additional sales due to the adoption of ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) and an increase of $169.4 million in sales of regulatory credits to $189.5 million in the three months ended September 30, 2018 as compared to the prior period. ZEV credits sales were $52.3 million and non-ZEV regulatory credits sales were $137.2 million in the three months ended September 30, 2018, compared to $0.6 million ZEV credit sales and $19.5 million in non-ZEV regulatory credit sales in the three months ended September 30, 2017. The growth in non-ZEV regulatory credits in the three months ended September 30, 2018 was generally consistent with the volume growth in the quarter compared to the three months ended September 30, 2017.

Automotive sales revenue increased $5.43 billion, or 89%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to higher volume of vehicles delivered in the nine months ended September 30, 2018, due to the significant ramp in Model 3 vehicles delivered at average selling prices that remained relatively consistent, and the recognition of $1.14 billion of additional sales due to the adoption of the new revenue standard. The increase in revenue is offset by a decrease of approximately 3,370 Model S and Model X deliveries excluding the impact of adoption of the new revenue standard, at average selling prices that remained relatively consistent as compared to the prior year. Additionally, there was an increase of $162.7 million in sales of regulatory credits to $323.8 million in the nine months ended September 30, 2018 as compared to the prior period. ZEV credits sales were $102.6 million and non-ZEV regulatory credits sales were $221.2 million in the nine months ended September 30, 2018, compared to $100.6 million ZEV credit sales and $60.5 million in non-ZEV regulatory credit sales in the nine months ended September 30, 2017. The growth in non-ZEV regulatory credits in the nine months ended September 30, 2018 was generally consistent with the volume growth in the quarter compared to the nine months ended September 30, 2017.

Automotive leasing revenue decreased $65.7 million, or 23%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Automotive leasing revenue decreased $179.7 million, or 22%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decreases in the three and nine months ended September 30, 2018 compared to the same periods in the prior year were primarily due to a downward adjustment of $249.4 million and $603.5 million, respectively, from the adoption of the new revenue standard, partially offset by an increase of approximately 45% in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the prior year. When our counterparty retains ownership, any remaining balances within deferred revenue and resale value guarantee are settled to automotive leasing revenue.

Services and other revenue increased $22.0 million, or 7%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to an increase in maintenance services revenue as our fleet continues to grow.

Services and other revenue increased $146.7 million, or 21%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in maintenance services revenue as our fleet continues to grow and in used vehicle sales. These increases were partially offset by a decrease in powertrain sales to another automobile manufacturer as we wound down the program in 2017.

Energy Generation and Storage Segment

Energy generation and storage revenue increased by $81.8 million, or 26%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to higher average priced cash and loan solar energy systems deployed at deployment levels that remained relatively consistent and increases in Powerpack and Powerwall deliveries in the three months ended September 30, 2018 compared to the same period in the prior year.

Energy generation and storage revenue increased by $365.5 million, or 45%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to increases in Powerpack and Powerwall deliveries and higher priced cash and loan solar energy systems deployed at deployment levels that remained relatively consistent compared to the nine months ended September 30, 2017. The increase in Powerpack revenue was significant in the nine months ended September 30, 2018 compared to the same period in the prior year due to $72.5 million recognized in the first quarter of 2018 related to the South Australia battery project.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Cost of revenues
Automotive sales	$4,405,919	$1,755,622	$2,650,297	151%	$9,027,055	$4,724,849	$4,302,206	91%
Automotive leasing	119,283	175,224	(55,941)	-32%	360,694	516,683	(155,989)	-30%
Total automotive cost of revenues	4,525,202	1,930,846	2,594,356	134%	9,387,749	5,241,532	4,146,217	79%
Services and other	444,992	367,401	77,591	21%	1,212,335	852,446	359,889	42%
Total automotive & services and other segment cost of revenues	4,970,194	2,298,247	2,671,947	116%	10,600,084	6,093,978	4,506,106	74%
Energy generation and storage segment	330,554	237,288	93,266	39%	1,036,190	592,823	443,367	75%
Total cost of revenues	$5,300,748	$2,535,535	$2,765,213	109%	$11,636,274	$6,686,801	$4,949,473	74%

Gross profit total automotive	$1,573,564	$432,043			$2,804,015	$1,697,573
Gross margin total automotive	26%	18%			23%	24%

Gross profit total automotive & services and other segment	$1,454,902	$368,923			$2,451,564	$1,558,295
Gross margin total automotive & services and other segment	23%	14%			19%	20%

Gross profit energy generation and storage segment	$68,763	$80,217			$147,557	$225,406
Gross margin energy generation and storage segment	17%	25%			12%	28%

Total gross profit	$1,523,665	$449,140			$2,599,121	$1,783,701
Total gross margin	22%	15%			18%	21%

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

Cost of automotive sales revenues increased $2.65 billion, or 151%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to higher volume of Model 3 vehicles delivered partially offset by significant reductions in Model 3 average costs per unit compared to the prior year as there was temporary under-utilization of manufacturing capacity at lower production volumes as production ramped in 2017. Additionally, the increase was due to the recognition of $329.9 million of additional cost of sales due to the adoption of the new revenue standard, offset by lower overall costs for Model S and X cash deliveries from reductions in combined Model S and X average costs per unit as a result of increased manufacturing efficiencies. As the per unit production cost of Model 3 is less than that of Model S or Model X, each incremental delivery of Model 3 has a smaller impact on the aggregate increase in cost of automotive sales revenues than each incremental delivery of Model S or Model X.

Cost of automotive sales revenues increased $4.30 billion, or 91%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily due to higher volume of Model 3 vehicles delivered partially offset by significant reductions in Model 3 average costs per unit compared to the prior year as there was temporary under-utilization of manufacturing capacity at lower production volumes as production ramped in 2017. Additionally, the increase was due to the recognition of $795.7 million of additional cost of sales due to the adoption of the new revenue standard, offset by lower overall costs for Model S and X cash deliveries from approximately 3,370 less units delivered as compared to the same period last year and reductions in combined Model S and X average costs per unit as a result of increased manufacturing efficiencies. As the per unit production cost of Model 3 is less than that of Model S or Model X, each incremental delivery of Model 3 has a smaller impact on the aggregate increase in cost of automotive sales revenues than each incremental delivery of Model S or Model X.

Cost of automotive leasing revenue decreased $55.9 million, or 32%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Cost of automotive leasing revenue decreased $156.0 million, or 30%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decreases in the three and nine months ended September 30, 2018 compared to the same periods in the prior year were primarily due to a downward adjustment of $188.7 million and $451.0 million, respectively, from the adoption of the new revenue standard, partially offset by increased cost of automotive leasing revenue from an increase of approximately 45% in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the prior year. When our counterparty retains ownership, the net book value of the leased vehicle of the lease vehicle is expensed to cost of automotive leasing revenue.

Cost of services and other revenue increased $77.6 million, or 21%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to the increase in cost of our new service centers, additional service personnel in existing and new service centers, mobile service capabilities, parts distribution centers and investment in new body shops to provide maintenance services to our rapidly growing fleet of vehicles. The increase was offset by a decrease in the cost of used vehicle sales primarily due to lower value of trade-in vehicles offset by increased volume of trade-in vehicles.

Cost of services and other revenue increased $359.9 million, or 42%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to the increase in cost of our new service centers, additional service personnel in existing and new service centers, mobile service capabilities, parts distribution centers and investment in new body shops to provide maintenance services to our rapidly growing fleet of vehicles. Additionally, there was an overall increase in cost of used vehicle sales from increased volume of trade-in vehicles offset by lower values per trade-in. These increases were partially offset by a decrease in powertrain sales to another automobile manufacturer as we wound down the program in 2017.

Gross margin for total automotive increased from 18% in the three months ended September 30, 2017 to 26% in the three months ended September 30, 2018. The increase is primarily due to improved Model 3, Model S, and Model X gross margins as costs per unit decreased year over year as discussed above and an increase in regulatory credits, which have no associated costs. Additionally, the increase was supplemented by higher automotive leasing gross margins compared to the prior year.

Gross margin for total automotive decreased from 24% in the nine months ended September 30, 2017 to 23% in the nine months ended September 30, 2018. The decrease is mainly due to the higher weighting of Model 3 in the current year, which has had a lower year to date margin than Model S and X due to temporary under-utilization of manufacturing capacity at lower production volumes in the first half of the year. The impact of the margin dilution from Model 3 was partially offset by improved Model S and Model X combined margins as costs per unit decreased year over year from continuing manufacturing efficiencies and higher automotive leasing gross margins compared to the prior year and an increase in regulatory credits, which have no associated costs.

Gross margin for total automotive & services and other segment increased from 14% in the three months ended September 30, 2017 to 23% in the three months ended September 30, 2018. The increase is primarily due to improved total automotive gross margins, as discussed above, offset by lower services and other margins from higher costs of maintenance service.

Gross margin for total automotive & services and other segment decreased from 20% in the nine months ended September 30, 2017 to 19% in the nine months ended September 30, 2018. The decrease is primarily due to lower total automotive gross margins, as discussed above, and lower services and other margins from higher costs of maintenance service.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue increased by $93.3 million, or 39%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Costs for cash and loan solar energy system increased primarily due to higher costs associated with higher average priced systems deployed in the three months ended September 30, 2018 compared to the same period in the prior year, higher solar energy system material costs, and higher allocation of overhead costs from lower deployment of solar sales and leases overall. Additionally, there were higher costs for our solar energy system lease arrangements due to impairment charges in the three months ended September 30, 2018 and higher costs for energy storage due to increases in Powerpack and Powerwall deliveries.

Cost of energy generation and storage revenue increased by $443.4 million, or 75%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Costs increased for energy storage due to increases in Powerpack and Powerwall deliveries. The increase in Powerpack cost of revenue was significant in the nine months ended September 30, 2018 compared to the same period in the prior year due to the $72.5 million cost of the South Australia battery project recorded in the first quarter of 2018. Additionally, costs for cash and loan solar energy system increased primarily due to higher costs associated with higher average priced systems deployed in the nine months ended September 30, 2018 compared to the same period in the prior year, higher solar energy system material costs, higher allocation of overhead costs from lower deployment of solar sales and leases overall, and certain warranty related one-time charges.

Gross margin for energy generation and storage decreased from 25% in the three months ended September 30, 2017 to 17% in the three months ended September 30, 2018. The decrease is primarily due to the increased costs for solar energy system lease arrangements due to impairment charges in the three months ended September 30, 2018. Additionally, margins improved on our energy storage business as costs for projects delivered in the prior year were higher due to manufacturing under-utilization and one-time costs.

Gross margin for energy generation and storage decreased from 28% in the nine months ended September 30, 2017 to 12% in the nine months ended September 30, 2018. The decrease is primarily due to the increases in solar cash and loan solar energy system material costs, higher allocation of overhead costs from lower deployment of solar sales and leases overall, and impairment charges on solar energy system lease arrangements. The decrease is offset by an increase in energy storage margins primarily due to increased manufacturing efficiencies in the current year.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Research and development	$350,848	$331,622	$19,226	6%	$1,104,073	$1,023,436	$80,637	8%
As a percentage of revenues	5%	11%			8%	12%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $19.2 million, or 6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to a $30.6 million increase in employee and labor related expenses from headcount growth to support our business expansion, $14.7 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants, and $6.3 million in facilities, freight, and depreciation expenses due to business expansion. These increases were offset by decreases of $20.3 million in expensed materials and $16.0 million of professional and outside service expenses as there were higher costs in the three months ended September 30, 2017 primarily related to Model 3 development.

R&D expenses increased $80.6 million, or 8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to a $96.3 million increase in employee and labor related expenses from headcount growth to support our business expansion and $36.4 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, there was an increase of $30.9 million in facilities, freight, and depreciation expenses due to business expansion, offset by a $70.5 million decrease in expensed materials as there were higher costs in the nine months ended September 30, 2017 primarily related to Model 3 development.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Selling, general and administrative	$729,876	$652,998	$76,878	12%	$2,167,039	$1,794,210	$372,829	21%
As a percentage of revenues	11%	22%			15%	21%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $76.9 million, or 12%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to a $62.6 million increase in stock-based compensation expense related to the 2018 CEO Performance Award and stock awards granted for new hires and refresher employee stock grants and $24.4 million increase in office, information technology and facilities-related expenses and sales and marketing activities to support our business expansion. The increase was offset by a decrease of $19.5 million in employee and labor related expenses primarily due to the restructuring actions carried out in the second quarter of 2018 (refer to Restructuring and other below).

SG&A expenses increased $372.8 million, or 21%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to a $158.2 million increase in office, information technology and facilities-related expenses and sales and marketing activities to support our business expansion. Additionally, there was a $141.3 million increase in stock-based compensation expense related to the 2018 CEO Performance Award and stock awards granted for new hires and refresher employee stock grants. To support the continued growth of our business, there was an increase of $61.0 million in employee related expenses and professional service fees.

Restructuring and other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Restructuring and other	$26,184	$—	$26,184	N/A	$129,618	$—	$129,618	N/A
As a percentage of revenues	0%	0%			1%	0%

During the second quarter of 2018, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, in the three months ended June 30, 2018, we recognized $34.0 million of one-time employee termination expenses and estimated losses from sub-leasing a facility. The employee termination expenses of $26.2 million were substantially paid by the end of the third quarter of 2018, while the remaining amounts were non-cash. Also included within restructuring and other activities was $56.1 million of expenses (materially all of which were non-cash) from restructuring the energy generation and storage segment, which comprised of disposals of certain tangible assets, the shortening of the useful life of a trade name intangible asset and a contract termination penalty. In addition, we concluded that a small portion of the IPR&D is not commercially feasible. Consequently, we recognized an impairment loss of $13.3 million in the three months ended June 30, 2018. The restructuring actions during the second quarter of 2018 will result in a remaining estimated cost savings of approximately $50.0 million for the fourth quarter of 2018.

In October 2018, a final court order was entered approving the terms of a settlement in connection with the SEC’s legal actions relating to Mr. Musk’s prior consideration during the third quarter of 2018 of a take-private proposal for Tesla. These expenses are expected to be substantially paid by the end of the fourth quarter of 2018.

There were no restructuring actions during the three or nine months ended September 30, 2017.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Interest expense	$(175,220)	$(117,109)	$(58,111)	50%	$(488,348)	$(324,896)	$(163,452)	50%
As a percentage of revenues	3%	4%			3%	4%

Interest expense increased by $58.1 million, or 50%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Interest expense increased by $163.5 million, or 50%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increases in the three and nine months ended September 30, 2018 compared to the same periods in the prior year were primarily due to a decrease in the amount of interest we capitalized from the consolidated statement of operations to property, plant, and equipment on the consolidated balance sheets. The amount of interest we capitalize is driven by our construction in progress balance, which has decreased compared to the prior year due to significant Model 3 capital expenditure ramp in 2017. Additionally, the increase was due to an increase in our average outstanding indebtedness and the weighted average interest rates as compared to the prior year.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Other income (expense), net	$22,876	$(24,390)	$47,266	Not meaningful	$36,071	$(83,696)	$119,767	Not meaningful
As a percentage of revenues	0%	-1%			0%	-1%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, increased by $47.3 million from a loss of $24.4 million in the three months ended September 30, 2017 to a gain of $22.9 million in the three months ended September 30, 2018. Other income (expense), net, increased by $119.8 million from a loss of $83.7 million in the nine months ended September 30, 2017 to a gain of $36.1 million in the nine months ended September 30, 2018. The increases were primarily due to favorable fluctuations in foreign currency exchange rates and gains from interest rate swaps related to our debt facilities. Additionally, we recognized an $18.2 million loss in the three months ended September 30, 2017 for measurement period adjustments to the acquisition date fair values of certain liabilities as previously reported in our Form 10-K for the year ended December 31, 2016, with no corresponding cost in the current period.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Provision (benefit) for income taxes	$16,647	$(285)	$16,932	Not meaningful	$35,959	$40,640	$(4,681)	-12%
Effective tax rate	6%	0%			-3%	-3%

Our provision for income taxes increased by $16.9 million from a benefit of $0.3 million in the three months ended September 30, 2017 to a provision of $16.6 million in the three months ended September 30, 2018. This increase was due to increases in taxable profits in certain foreign jurisdictions.

Our provision for income taxes decreased by $4.7 million, or 12%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was primarily due to the reduction in taxable profits in certain foreign jurisdictions as compared to the same period in the period year.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Liquidity and Capital Resources

As of September 30, 2018, we had $2.97 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $663.0 million and consisted primarily of Chinese yuan, euros and Canadian dollars. Our sources of cash are predominately from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

Our sources of liquidity and cash flows enable us to fund ongoing operations, research and development projects for new products, investments in tooling and manufacturing equipment for the production ramp of Model 3, the continued construction of Gigafactory 1 and the continued expansion of our retail stores, service centers, mobile repair services and Supercharger network. We currently expect total 2018 capital expenditures to be slightly below $2.5 billion, including the acquisition of land use rights in Shanghai, China to build Gigafactory 3 and for its initial design and construction expenses.

In 2019, we expect to continue to increase the Model 3 production rate in our Fremont factory while needing only limited additional capital expenditures. As we continue to expand our existing manufacturing capacity, introduce new products, expand our retail stores, service centers, mobile repair services and Supercharging network, we will continue to utilize our increasing experience and learnings from past and current product ramps to do so at a level of capital efficiency per dollar of spend that we expect to be significantly greater than historical levels. Considering the pipeline of new products planned at this point, and consistent with our current strategy of using a partner to manufacture cells, as well as considering all other infrastructure growth and expansion of Gigafactories 1, 2 and 3, we currently estimate that capital expenditures will be between $2.5 to $3.0 billion annually for the next two fiscal years.  Moreover, we expect that the cash we generate from our core operations will generally be sufficient to cover our future capital expenditures and to pay down our near-term debt obligations, although we may choose to seek alternative financing sources. For example, we expect that much of our investment in Gigafactory 3 will be funded through indebtedness arranged through local financial institutions in China. As always, we continually evaluate our capital expenditure needs and may decide it is best to raise additional capital to fund the rapid growth of our business.

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

In addition, we had $1.13 billion of unused committed amounts under our credit facilities and financing funds, some of which are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets; and contributing or selling qualified solar energy systems and the associated customer contracts or qualified leased vehicles and our interests in those leases into the financing funds). Upon the draw-down of any unused committed amounts, there are no restrictions on the use of such funds for general corporate purposes. For details regarding our indebtedness and financing funds, refer to Note 10, Convertible and Long-Term Debt Obligations, and Note 13, VIE Arrangements, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Net cash provided by (used in) operating activities	$863,241	$(570,545)
Net cash used in investing activities	$(1,972,419)	$(3,284,358)
Net cash provided by financing activities	$686,064	$4,129,022

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

Net cash used in operating activities of $570.5 million during the nine months ended September 30, 2017 changed favorably by $1.43 billion to net cash provided by operating activities of $863.2 million during the nine months ended September 30, 2018. This favorable change was primarily due to the decrease in net operating assets and liabilities of $852.5 million and the increase in net income, excluding non-cash expenses and gains, of $581.2 million. The decrease in net operating assets and liabilities was mainly driven by an increase in accounts payable and accrued liabilities, as a result of increased expenditures to support our ramp of Model 3 deliveries and a decrease in operating lease vehicles primarily due to the adoption of the new revenue standard, wherein certain vehicle sales where revenue was previously deferred either as an in-substance operating lease, such as certain vehicle sales to customers or leasing partners with a resale value guarantee, we now recognize revenue when the vehicles are shipped as sale with a right of return. These decreases were partially offset by the increase in accounts receivable and inventory, as a result of increased Model 3 and energy products deliveries and production.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 decreased by $1.31 billion as compared to the nine months ended September 30, 2017 due to the $852.4 million decrease in purchases of property and equipment due to higher spend in 2017 for building Model 3 capacity in Fremont, Gigafactory 1, and the expansion of our customer support infrastructure. Additionally, there was a $357.2 million decrease in purchases of solar energy systems, leased and to be leased and a decrease of $102.3 million in cash spent on acquisitions of businesses.

In 2014, we began construction of Gigafactory 1. We used $592.5 million and $1.22 billion of cash towards Gigafactory 1 construction during the nine months ended September 30, 2018 and 2017, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities during the nine months ended September 30, 2018 consisted primarily of $546.1 million from the issuance of automobile lease-backed notes, $484.0 million of net borrowings under the Credit Agreement, and $184.9 million net proceeds from investments by fund investors. Additionally, there were collateralized lease repayments of $343.1 million and repayments of automobile lease-backed notes of $128.6 million.

Cash flows from financing activities during the nine months ended September 30, 2017 consisted primarily of $966.4 million from issuance of convertible senior notes, $1.80 billion from the issuance of senior notes and $400.2 million from public offering of our common stock, net of underwriter fees. Additionally, we paid $151.2 million for bond hedges, net of the amount we received from the sale of warrants. Furthermore, we received proceeds from vehicle sales to our bank leasing partners of $416.4 million and net proceeds from investments by fund investors of $501.2 million.

Contractual Obligations

Contractual obligations did not materially change during the nine months ended September 30, 2018 except for debt activity, as discussed in more detail in Note 10, Convertible and Long-Term Debt Obligations, and additional capital leases of manufacturing equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue, cost of revenues and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, Japanese yen, Canadian dollar, Chinese yuan and Norwegian krone. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars.

We transact business globally in multiple currencies. Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against the functional currencies of our foreign subsidiaries and against the U.S. dollar. Upon consolidation, as foreign currency exchange rates vary, revenues and expenses may be significantly impacted, and we may record significant gains or losses on the re-measurement of our monetary assets and liabilities, including intercompany balances. For the three months ended September 30, 2018, our largest foreign currency re-measurement exposures were from Japanese yen, euro and Canadian dollar. In the nine months ended September 30, 2018, we recognized a net foreign currency exchange gain of $6.6 million in other income (expense), net.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currencies as of September 30, 2018 to compute the adverse impact these changes would have had on our income (loss) before income taxes. These changes would have resulted in an adverse impact of $153.9 million.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the nine months ended September 30, 2018 by $5.9 million.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company will also further enhance disclosure controls in accordance with our September 29, 2018 settlement with the SEC regarding Elon Musk’s social media posts on August 7, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, two of its current officers, and a former officer. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court granted defendant’s motion to dismiss with leave to amend.  Plaintiffs filed their amended complaint on September 28, 2018. We intend to file a motion to dismiss that complaint as well.  We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery alleging that Tesla’s directors breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint.  We believe the claims asserted in this lawsuit are without merit and intend to defend against them vigorously.

Securities Litigation related to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Elon Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the United States District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. We anticipate that, following the lead plaintiff process, the lead plaintiff will file a consolidated amended complaint. We believe that the claims have no merit and intend to defend against them vigorously. We are unable to estimate the potential loss, or range of loss, associated with these claims.

On October 17 and 25, 2018, derivative lawsuits were filed in Delaware Court of Chancery against Mr. Musk and the members of Tesla’s Board in relation to statements made and actions connected to a potential going private transaction.  Also on October 25, 2018, a third derivative lawsuit was filed in federal court in Delaware against Mr. Musk and the members of the Board.  We believe that the claims have no merit and intend to defend against them vigorously. The Company is unable to estimate the potential loss, or range of loss, associated with these claims.

Settlement with SEC related to Potential Going Private Transaction

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the Court on September 29, 2018, in connection with the actions taken by the U.S. Securities and Exchange Commission (the “SEC”) relating to Elon Musk’s prior statement that he was considering taking Tesla private. Without admitting or denying any of the SEC’s allegations, and with no restriction on Mr. Musk’s ability to serve as an officer or director on the Board (other than as its Chair), we and Mr. Musk agreed, among other things, to pay civil penalties of $20 million each and that we will appoint an independent director as Chair of the Board for at least three years, appoint two additional independent directors to the Board, and further enhance our disclosure controls and other corporate governance-related matters.

Certain Investigations and Other Matters

We receive requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”) and various state agencies. We routinely cooperate with such regulatory and governmental requests.

In particular, the SEC has issued subpoenas to Tesla in connection with (a) Mr. Musk’s prior statement that he was considering taking Tesla private and (b) certain projections that we made for Model 3 production rates during 2017 and other public statements relating to Model 3 production. The DOJ has also asked us to voluntarily provide it with information about each of these matters and is investigating. Aside from the settlement with the SEC relating to Mr. Musk’s statement that he was considering taking Tesla private, there have not been any developments in these matters that we deem to be material, and to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. As is our normal practice, we have been cooperating and will continue to cooperate with government authorities. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows, and financial position.

We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position and brand.

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

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, delays or other complications in the design, manufacture, launch, production and delivery ramp of new vehicles and other products such as Model 3, our energy storage products and the Solar Roof, which could harm our brand, business, prospects, financial condition and operating results.

We have previously experienced launch, manufacturing, production and delivery ramp delays or other complications in connection with new vehicle models such as Model S, Model X and Model 3, new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of Autopilot hardware and a significant increase in automation introduced in the manufacture of Model 3. For example, we encountered unanticipated challenges, such as certain supply chain constraints, that led to initial delays in producing Model X. Similarly, we experienced certain challenges in the production of Model 3 that led to delays in its ramp. Moreover, in the areas of Model 3 production where we had challenges ramping fully automated processes, such as portions of the battery module assembly line, part of the material flow system and two steps of the general assembly line, we reduced the levels of automation and introduced semi-automated or manual processes. If issues like these arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with transitioning to full automation in certain production lines or other planned manufacturing improvements, we could experience issues in sustaining the Model 3 ramp or additional delays in increasing Model 3 production further. Also, if we encounter difficulties in scaling our delivery capabilities for Model 3 or future vehicles and products to high volumes in the U.S. or internationally, our financial condition and operating results could suffer. In addition, because our vehicle models share certain production facilities with other vehicle models, the volume or efficiency of production with respect to one model may impact the production of other models or lead to bottlenecks that impact the production of all models.

We may also experience similar future delays or other complications in bringing to market and ramping production of new vehicles, such as our Tesla Semi truck, our planned Model Y and new Tesla Roadster, our energy storage products and the Solar Roof. Any significant additional delay or other complication in the production of and delivery capabilities for our current products or the development, manufacture, launch, production and delivery capability ramp of our future products, including complications associated with expanding our production capacity, supply chain and delivery systems or obtaining or maintaining regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We have experienced and may continue to experience delays in realizing our projected timelines and cost and volume targets for the production and ramp of our Model 3 vehicle, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we are offering at a lower price point and which we are producing at significantly higher volumes than the Model S or Model X vehicles. We commenced production and initial customer deliveries of Model 3 in July 2017, and since then have achieved a significantly stabilized production rate, including approximately 4,300 vehicles per week during the third quarter of 2018, excluding planned shutdowns. We are continuing to work to increase Model 3 production to approximately 10,000 units per week. At the Fremont Factory, we expect to continue to increase our Model 3 production rate to approximately 7,000 units per week. Moreover, in China, we are developing plans to start producing approximately 3,000 Model 3 vehicles per week for the local market in China in the initial phase of our Gigafactory 3, which will have progressively increased levels of localization through local sourcing and manufacturing. The timeframe for that is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of bringing the factory online.

We have limited experience to date in manufacturing vehicles at the high volumes that we recently achieved and to which we anticipate ramping further for Model 3, and to be successful, we will need to complete the implementation and ramp of efficient and cost-effective manufacturing capabilities, processes and supply chains necessary to support such volumes. We are employing a higher degree of automation in the manufacturing processes for Model 3 than we have previously employed, and in some cases we have temporarily reduced the levels of automation and introduced semi-automated or manual processes, for which we are likely to incur additional labor costs. Additional bottlenecks may also arise as we continue to ramp production, and it will be important that we address them promptly and in a cost effective manner. Moreover, our Model 3 production plan has generally required significant investments of cash and management resources, and we expect to deploy additional resources as we further progress our ramp and begin production in new locations in the future, such as China.

Our production plan for Model 3 is based on many key assumptions, including:

•	that we will be able to sustain and further expand our high-volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;
•

that we will be able to continue to expand Gigafactory 1 in a timely manner to produce high volumes of quality lithium-ion cells to be integrated into battery modules and finished battery packs and drive unit components for Model 3, including to support production in China as the level of local sourcing and manufacturing there progressively increases, all at costs that allow us to sell Model 3 at our target gross margins;

•

that we will be able to build and commence production at additional future facilities, such as in China, to support our international ramp for Model 3 in accordance with our projected costs and timeline;

•

that the equipment and processes which we have selected for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;

•

that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production; and

•

that we will be able to attract, recruit, hire, train and retain skilled employees to operate our planned high-volume production facilities to support Model 3, including at the Tesla Factory and Gigafactory 1, Gigafactory 2 and Gigafactory 3.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to meet our Model 3 projections on time and at volumes and prices that are profitable, the demand for and deliveries of Model 3, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.

We may be unable to meet our growing vehicle production, sales and delivery plans and servicing needs, any of which could harm our business and prospects.

Our plans call for achieving and sustaining significant increases in vehicle production and deliveries, particularly for Model 3, to high volumes in a short amount of time. Our ability to achieve these plans will depend upon a number of factors, including our ability to utilize installed manufacturing capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high-volume production. For example, we have introduced highly automated production lines, aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. We have also introduced unique design features in our vehicles with different manufacturing challenges, such as large display screens, dual motor drivetrain, Autopilot hardware and falcon-wing doors. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

Concurrent with the significant planned increase in our vehicle production levels, we will also need to continue to significantly increase sales and deliveries of, and servicing capacity for, our vehicles. Although we have a plan for delivering and servicing significantly increased volumes of vehicles, we have limited experience in marketing, selling, delivering and servicing vehicles at the significantly higher volumes at which we are manufacturing Model 3, and we may face difficulties meeting our sales, delivery and servicing needs in both existing markets as well as new markets into which we expand. In particular, we are targeting for the first time with Model 3 a mass demographic with a broad range of potential customers. While we are producing numerous variants of Model 3 in accordance with the demand that we expect for them, we have limited experience projecting demand in this demographic and we may not be able to generate sales matched to the specific vehicles that we have the capacity to produce, based on vehicle production line constraints and long lead times for procuring certain parts.

Moreover, because we do not have independent dealer networks, we are responsible for delivering all of our vehicles to our customers. To accommodate our volumes, we have deployed a number of delivery models, such as deliveries to customers’ homes and workplaces. To the extent that such efforts, some of which have not been previously tested at scale and in different geographies, are unable to achieve our delivery needs, our results may be negatively impacted. Finally, if the reliability of Model 3, which we only recently commenced producing at volume, is worse than we expect, it could overburden our servicing capabilities. If we are unable to ramp up to meet our sales, delivery and servicing targets globally, or our projections on which such targets are based are inaccurate, this could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

Our future growth and success is dependent upon consumers’ willingness to adopt electric vehicles and specifically our vehicles, especially in the mass market demographic which we are targeting with Model 3.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. Although we have successfully grown demand for our vehicles thus far, there is no guarantee of such future demand, or that our vehicles will not compete with one another in the market. Moreover, the Model 3 mass market demographic is larger, but more competitive, than the demographic for Model S and Model X, and additional electric vehicles are entering the market.

If the market for electric vehicles in general and Tesla vehicles in particular does not develop as we expect, or develops more slowly than we expect, or if demand for our vehicles decreases in key and other markets, our business, prospects, financial condition and operating results could be harmed. We have only recently begun high volume production of vehicles and are still at an early-stage and have limited resources relative to our competitors, and the market for alternative fuel vehicles is rapidly evolving. As a result, the market for our vehicles could be affected by numerous factors, such as:

•	perceptions about electric vehicle features, quality, safety, performance and cost;
•	perceptions about the limited range over which electric vehicles may be driven on a single battery charge;
•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•	volatility in the cost of oil and gasoline;
•	government regulations and economic incentives;
•	access to charging facilities; and
•	concerns about our future viability.

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

In particular, because we are producing Model 3 at significantly higher volumes than any of our other products to date, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any supply chain-related issues experienced with respect to our other products. As some of our suppliers for Model S and Model X do not have the resources, equipment or capability to provide components for the Model 3 that are in line with our requirements, we have engaged a significant number of new suppliers, and we need such suppliers to sustainably ramp in accordance with our ongoing ramp of Model 3 and deliver according to our schedule. There is no assurance that these suppliers will ultimately be able to meet on a sustained basis our cost, quality and volume needs, or do so at the times needed. For example, we may experience issues increasing the level of localization through local sourcing and manufacturing in China as we try to accelerate our manufacturing timeline there for the local market. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Future problems or delays in expanding Gigafactory 1 or ramping operations there could negatively affect the production and profitability of our products, such as Model 3 and our energy storage products.

To lower the cost of cell production and produce cells in high volume, we have vertically integrated the production of lithium-ion cells and finished battery packs for Model 3 and energy storage products at Gigafactory 1. While Gigafactory 1 began producing lithium-ion cells for energy storage products in January 2017 and has since begun producing lithium-ion cells for Model 3, we have no other direct experience in the production of lithium-ion cells. Given the size and complexity of this undertaking, it is possible that future events could result in Gigafactory 1 taking longer to ramp production and expand than we currently anticipate. Moreover, as we try to accelerate our manufacturing timeline in China for the local market, we expect that we will need additional production at Gigafactory 1 to support vehicle production in China as the level of local sourcing and manufacturing there progressively increases. In order to achieve our volume and gross margin targets for Model 3 and the anticipated ramp in production of energy storage products, we must continue to sustain and ramp significant cell production from Gigafactory 1, which, among other things, requires Panasonic to successfully operate and further ramp its all-new cell production lines at significant volumes. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it has limited experience with cell production at Gigafactory 1. In addition, we produce several components for Model 3, such as battery modules incorporating the lithium-ion cells produced by Panasonic, at Gigafactory 1. Some of the manufacturing lines for such components took longer than anticipated to ramp to their full capacity. While we have largely overcome this bottleneck after deploying multiple semi-automated lines and improving our original lines, we continue to identify and address smaller bottlenecks in order to continue to increase the production rate. If we are unable to maintain Gigafactory 1 production at its current levels and costs, and ramp additionally over time as needed, and if we or Panasonic are unable to attract, hire and retain a substantial number of highly skilled personnel, our ability to supply battery packs or other components for Model 3 and our other products could be negatively impacted which could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our vehicles or other products that we sell or install fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our vehicles or our energy products contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles, such as full self-driving, take longer than expected to become enabled or are legally restricted, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and may contain latent defects and errors or be subject to external attacks. Issues experienced by vehicle customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12-volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers.

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

In particular, we plan to expand our manufacturing capabilities outside of the U.S., where we have limited experience operating a factory or managing related regulatory, financing and other challenges. For example, as part of our continuing work to increase Model 3 production to approximately 10,000 units per week, we are developing plans to start producing approximately 3,000 Model 3 vehicles per week for the local market in China in the initial phase of our Gigafactory 3, although the timeframe for that is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of bringing the factory online. As we expect to commence our manufacturing activities in China using progressively increased levels of localization through local sourcing and manufacturing, we expect that we will need to initially support manufacturing activities there with production processes at Gigafactory 1. Moreover, local manufacturing may be critical to our expansion and sales in China, which is the largest market for electric vehicles in the world. Our sales of Model S and Model X in China have been negatively impacted by recently-increased tariffs imposed by the Chinese government on automobiles manufactured in the U.S., such as our vehicles, and our costs for producing our vehicles in the U.S. have also been affected by recently-increased import duties on certain components sourced from China. If we are not able to establish manufacturing activities in China and other jurisdictions to minimize the impact of such unfavorable tariffs, duties or costs, or ramp our production capabilities at Gigafactory 1 to support such vehicle manufacturing activities, our ability to compete in such jurisdictions, and our operating results, business and prospects, will be harmed.

If we are unable to achieve our targeted manufacturing costs for our vehicles, including Model 3, our financial condition and operating results will suffer.

While we have experienced and expect in the future to realize cost reductions by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals, including for the least expensive variant of Model 3 that we ultimately expect to produce. We incur significant costs related to procuring the materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. We may also incur substantial costs or cost overruns in utilizing and increasing the production capability of our vehicle manufacturing facilities, such as for Model 3 both in the U.S. and internationally. Furthermore, if we are unable to achieve production cost targets on our vehicles pursuant to our plans, we may not be able to meet our gross margin and other financial targets. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium, nickel and other components of our battery cells or aluminum used to produce body panels. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

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

Although we design our vehicles to be the safest vehicles on the road, product liability claims, even those without merit, could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our cars have been involved and we expect in the future will be involved in crashes resulting in death or personal injury, and such crashes where Autopilot is engaged are the subject of significant public attention. We have experienced and we expect to continue to face claims arising from or related to misuse or claimed failures of new technologies that we are pioneering, including Autopilot in our vehicles. Moreover, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the relatively limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.  In particular, some competitors have also announced plans to compete with us in important and large markets for electric vehicles, such as China. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, our Model 3 vehicle faces competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

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

Consumers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, negative press, customer unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of electric vehicles or our other products and services, our quarterly production and sales performance compared with market expectations, and any other negative publicity related to us. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, such as speculation regarding the sufficiency or stability of our management team, could harm our business and make it more difficult to raise additional funds if needed.

Our plan to generate ongoing growth and demand, including by expanding our network of Tesla stores, galleries, delivery hubs, service centers and Superchargers, will require significant cash investments and management resources and may not meet expectations with respect to additional sales or installations of our products or availability of Superchargers.

We plan to generate ongoing growth and demand, including by globally expanding our network of Tesla stores, galleries, delivery hubs, service centers, mobile service offerings and Superchargers. These plans require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Tesla vehicles will require us to continue to increase the number of our Supercharger stations and connectors significantly in locations throughout the world. If we fail to do so in a timely manner, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our customer infrastructure network, or our expansion plans are not successful in continuing to grow demand, this could lead to a decrease or stagnation in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

We face risks associated with our international operations and expansion, including unfavorable regulatory, political, tax and labor conditions, and with establishing ourselves in new markets, all of which could harm our business.

We currently have international operations and subsidiaries in various countries and jurisdictions that are subject to legal, political and regulatory requirements and social and economic conditions that may be very different from those affecting us domestically. Additionally, as part of our growth strategy, we will continue to expand our sales, delivery, service and Supercharger locations internationally. International expansion requires us to make significant expenditures, including the establishment of local operating entities, hiring of local employees and establishing facilities in advance of generating any revenue.

We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our products and require significant management attention. These risks include conforming our products to various international regulatory and safety requirements as well as charging and other electric infrastructures, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. For example, in China, which is a key market for us, certain products such as automobiles manufactured in the U.S. have become subject to a recently increased tariff imposed by the government, which could remain in place for an undetermined length of time, be further increased in the future and/or lead consumers to postpone or choose another vehicle brand subject to lower tariffs or no tariffs. Moreover, recently increased import duties on certain components used in our products that are sourced from China may increase our costs and negatively impact our operating results.

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

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our installation costs and cost of capital and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire on a particular date when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, often without warning. For example, the U.S. federal government currently offers a 30% investment tax credit (“ITC”) for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility. The ITC is currently scheduled to decline to 10%, and expire altogether for customer-owned residential systems, by January 2022. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced or eliminated the benefit available under net energy metering, or have proposed to do so. Such reductions in or termination of governmental incentives could adversely impact our results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets. Additionally, the enactment of the Tax Cuts and Jobs Act in the U.S. could potentially increase the cost, and decrease the availability, of renewable energy financing, by reducing the value of depreciation benefits associated with, and the overall investor tax capacity needed to monetize, renewable energy projects. Such changes could lower the overall investment willingness and capacity for such projects available in the market.

Moreover, we and our fund investors claim the ITC and certain state incentives in amounts based on the fair market value of our solar and energy storage systems. Although we obtain independent appraisals to support the claimed fair market values, the relevant governmental authorities have audited such values and in certain cases have determined that they should be lower, and they may do so again in the future. Such determinations may result in adverse tax consequences and/or our obligation to make indemnification or other payments  to our funds or fund investors.

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

None of our key employees is bound by an employment agreement for any specific term and we may not be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel, especially to support our high-volume manufacture of vehicles and expansion plans, and any failure or delay in doing so could adversely impact our business, prospects, financial condition and operating results.

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience, or any negative publicity related to us. In California, Nevada and other regions where we have operations, there is increasing competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, software engineering, manufacturing engineering, and other skills such as electrical and building construction expertise. This competition affects both our ability to retain key employees and hire new ones. Moreover, we recently conducted a reduction in force in order to optimize our organizational structure and reduce duplicative costs, and certain senior personnel have also departed for various reasons. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our expansion plans, and to retain current employees or replace departed senior employees with qualified and experienced individuals, which is typically a time-consuming process. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our performance and results.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer.

We are highly dependent on the services of Elon Musk, our Chief Executive Officer and largest stockholder. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies Corp., a developer and manufacturer of space launch vehicles, and is involved in other emerging technology ventures.

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

It is common for employees at companies with significant manufacturing operations such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. The United Automobile Workers (UAW) has been engaged in a campaign to organize manufacturing operations at Tesla. As part of that campaign, the UAW has filed with the National Labor Relations Board (NLRB) a series of unfair labor practice charges against Tesla on which a hearing recently concluded. We cannot predict the timing of the NLRB’s decision, and an unfavorable outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Motor vehicles are subject to substantial regulation under international, federal, state and local laws. We incur significant costs in complying with these regulations and may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. We are subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles internationally. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions, among other things, that are often materially different from requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

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

Failure to comply with various privacy and consumer protection laws to which we are subject could harm the Company.

Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. For example, in May 2018, the General Data Protection Regulation (the “GDPR”) began to fully apply to the processing of personal information collected from individuals located in the European Union. The GDPR has created new compliance obligations and has significantly increased fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles and harm to our reputation and brand.

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

Our financial results may vary significantly from period-to-period due to fluctuations in our operating costs and other factors.

We expect our period-to-period financial results to vary based on our operating costs which we anticipate will increase significantly in future periods as we continue to ramp production of Model 3, expand Gigafactory 1, open new Tesla stores and service centers with maintenance and repair capabilities, open new Supercharger locations, ramp production at Gigafactory 2, commence manufacturing operations in China, including by building and commencing operation of Gigafatory 3, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. Moreover, we expect to continue to design, develop and manufacture new and future products, and increase our production capacity by expanding our current manufacturing facilities and adding future facilities. Additionally, our revenues from period-to-period may fluctuate as we introduce existing products to new markets for the first time and as we develop and introduce new products.  As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

Servicing our indebtedness requires a significant amount of cash, and there is no guarantee that we will have sufficient cash flow from our business to pay our substantial indebtedness.

As of September 30, 2018, we and our subsidiaries had outstanding $10.90 billion in aggregate principal amount of indebtedness (see Note 10, Convertible and Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

The design, manufacture, sale, installation and/or servicing of automobiles, energy storage products and solar products is a capital intensive business. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles, energy storage products and/or solar products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We need sufficient capital to fund our ongoing operations, ramp vehicle production, continue research and development projects, establish sales, delivery and service centers, build and deploy Superchargers, expand Gigafactory 1, ramp production at Gigafactory 2, build and begin to operate Gigafactory 3 and to make the investments in tooling and manufacturing capital required to introduce new vehicles, energy storage products and solar products. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

We could be subject to liability, penalties and other restrictive sanctions and adverse consequences arising out of certain governmental investigations and proceedings.

We are cooperating with certain government investigations as discussed in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q. Aside from the settlement with the SEC discussed below relating to Mr. Musk’s statement that he was considering taking Tesla private, to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. However, we cannot predict the outcome or impact of any ongoing matters, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC, the DOJ, or any other government agency were to pursue legal action in the future. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings.

For example, on October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the Court on September 29, 2018, in connection with the actions taken by the SEC relating to Elon Musk’s statement on August 7, 2018 that he was considering taking Tesla private. We agreed in the settlement to, among other things, pay a civil penalty of $20 million, appoint an independent director as the Chair of the Board for at least three years, appoint two additional independent directors to the Board, and further enhance our disclosure controls and other corporate governance-related matters. Although we intend to comply with the terms and requirements of the settlement, if there is a lack of compliance, additional enforcement actions or other legal proceedings may be instituted against us.

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

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased vehicle deliveries in markets outside of the U.S., we have much higher revenues than costs denominated in other currencies such as the euro, Norwegian krone, pound sterling and Canadian dollar. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

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

Tesla is a highly-visible public company whose products, business, results of operations, statements and actions are often scrutinized by critics whose influence could negatively impact the perception of our brand and the market value of our common stock.

Tesla is a highly-visible public company whose products, business, results of operations, statements and actions are well-publicized. Such attention includes frequent criticism of us by a range of third-parties. Our continued success depends on our ability to focus on executing on our mission and business plan while maintaining the trust of our current and potential customers, employees, stockholders and business partners. Any negative perceived actions of ours could influence the perception of our brand or our leadership by our customers, suppliers or investors, which could adversely impact our business prospects, operating results and the market value of our common stock.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $387.46 per share and a low of $244.59 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Moreover, stockholder litigation like this has been filed against us in the past. While we are continuing to defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the offering of the 2018 Notes in 2013, we sold warrants to each of Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (the “Warrantholders”). Between September 6, 2018 and September 28, 2018, we issued an aggregate of 105,218 shares of our common stock to the Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of May 4, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	—	—	—	—	X

10.2	Amendment No. 3 to Loan and Security Agreement, dated as of May 4, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	—	—	—	—	X

10.3†	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of August 16, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent and Deutsche Bank Trust Company Americas, as Paying Agent.	—	—	—	—	X

10.4†	Amendment No. 4 to Loan and Security Agreement, dated as of August 16, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla, Inc.

Date: November 1, 2018	/s/ Deepak Ahuja
Deepak Ahuja
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)