Form 10-K
period 2018-12-31
Tesla, Inc.
filed 2019-02-19
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, was $46.57 billion (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2018). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2019, there were 172,721,487 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

TESLA, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

Forward-Looking Statements

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and sell high-performance fully electric vehicles (“EVs”) and energy generation and storage systems, and also install and maintain such energy systems and sell solar electricity. We are the world’s first vertically integrated sustainable energy company, offering end-to-end clean energy products, including generation, storage and consumption. We have established and continue to grow a global network of stores, galleries, vehicle service centers, Mobile Service technicians, body shops, Supercharger stations and Destination Chargers to accelerate the widespread adoption of our products, and we continue to develop self-driving capability in order to improve vehicle safety. Our sustainable energy products, engineering expertise, intense focus to accelerate the world’s transition to sustainable energy, and business model differentiate us from other companies.

We currently produce and sell three fully electric vehicles: the Model S sedan, the Model X sport utility vehicle (“SUV”) and the Model 3 sedan. All of our vehicles offer high performance and functionality as well as attractive styling.

We commenced deliveries of Model S in June 2012 and have continued to improve Model S by introducing performance, all-wheel drive dual motor, and Autopilot options, as well as free over-the-air software updates. We commenced deliveries of Model X in September 2015. Model X offers seating for up to seven people, all-wheel drive, and our Autopilot functionality. We commenced deliveries of Model 3, a lower-priced sedan designed for the mass market, in July 2017, and we have significantly ramped its production. We are now embarking on the delivery of Model 3 in international markets and are focusing on lowering manufacturing costs while continuing to increase its production rate.

We also intend to bring additional all-electric vehicles to market in the future, including Model Y, the Tesla Semi truck, a pickup truck and a new version of the Tesla Roadster. The production of fully electric vehicles that meet consumers’ range and performance expectations requires substantial design, engineering, and integration work on almost every system of our vehicles. Our design and vehicle engineering capabilities, combined with the technical advancements of our powertrain system, have enabled us to design and develop electric vehicles that we believe overcome the design, styling, and performance issues that have historically limited broad adoption of electric vehicles. As a result, our customers enjoy several benefits, including:

•

Long Range and Recharging Flexibility. Our vehicles offer ranges that significantly exceed those of any other commercially available electric vehicle. In addition, our vehicles incorporate our proprietary on-board charging system, permitting recharging from almost any available electrical outlet, and also offer fast charging capability from our proprietary Supercharger network.

•

High-Performance Without Compromised Design or Functionality. Our vehicles deliver instantaneous and sustained acceleration, an advanced Autopilot system with active safety and convenience features, and over-the-air software updates.

•

Energy Efficiency and Cost of Ownership. Our vehicles offer an attractive cost of ownership compared to internal combustion engine or hybrid electric vehicles. Using only an electric powertrain enables us to create more energy-efficient vehicles that are mechanically simpler than currently available hybrid or internal combustion engine vehicles. The cost to charge our vehicles is less compared to fueling internal combustion vehicles. We also expect our electric vehicles will have lower relative maintenance costs than other vehicles due to fewer moving parts and the absence of certain components, including oil, oil filters, spark plugs and engine valves.

We sell our vehicles through our own sales and service network which we are continuing to grow globally. The benefits we receive from distribution ownership enable us to improve the overall customer experience, the speed of product development and the capital efficiency of our business. We are also continuing to build our network of Superchargers and Destination Chargers in North America, Europe and Asia to provide alternative convenient options for fast charging.

In addition, we are leveraging our technological expertise in batteries, power electronics, and integrated systems to manufacture and sell energy storage products. In late 2016, we began production and deliveries of our latest generation energy storage products, Powerwall 2 and Powerpack 2. Powerwall 2 is a 14 kilowatt hour (“kWh”) home battery with an integrated inverter. Powerpack 2 is an infinitely scalable energy storage system for commercial, industrial and utility applications, comprised of up to 210 kWh (AC) battery packs and up to 650 kVa (at 480V) inverters. Similar to our electric vehicles, our energy storage products have been developed to receive over-the-air firmware and software updates that enable additional features over time.

Finally, we sell and lease solar energy systems (with or without accompanying energy storage systems) to residential and commercial customers and sell renewable energy to residential and commercial customers at prices that are typically below utility rates. Since 2006, we have installed solar energy systems for hundreds of thousands of customers. However, the electricity produced by our solar installations represents a very small fraction of total U.S. electricity generation. With tens of millions of single-family homes and businesses in our primary service territories, and many more in other locations, we have a large opportunity to expand and grow this business. We believe that residential solar energy generation is gaining momentum, as exemplified in part by the state of California recently requiring that new homes be built with solar generation starting in 2020. We also intend to ramp production of our innovative Solar Roof product.

We manufacture our vehicle products primarily at our facilities in Fremont, California, Lathrop, California, Tilburg, Netherlands and at our Gigafactory 1 near Reno, Nevada. We manufacture our energy storage products at Gigafactory 1 and Tesla solar products at our U.S. facilities including in Buffalo, New York (Gigafactory 2). In January 2019, we began construction of our Gigafactory Shanghai in China, where we intend to commence production of certain trims of Model 3 for the local market by the end of 2019.

Our Products and Services

Vehicles

Model S

Model S is a fully electric, four-door, five-adult passenger sedan that offers compelling range and high performance and our all-wheel drive dual motor system, which we also offer in a performance version. Model S 100D is the longest range all-electric production sedan in the world, and the performance version with the Ludicrous speed upgrade is the quickest accelerating production vehicle available.

Model S introduced a 17 inch touch screen driver interface, our advanced Autopilot hardware to enable both active safety and convenience features, and over-the-air software updates. We believe the combination of performance, safety, styling, convenience and energy efficiency of Model S positions it as a compelling alternative to other vehicles in the luxury and performance segments.

Model X

Model X is the longest range all-electric production sport utility vehicle in the world, and offers high performance features such as our fully electric, all-wheel drive dual motor system and our Autopilot system. Model X can seat up to seven adults and incorporates a unique falcon wing door system for easy access to the second and third seating rows. Model X is sold in all markets where Model S is available.

Model 3

Model 3 is our third generation electric vehicle, which we began delivering in July 2017. Model 3 and its drive units are currently produced at high volumes at the Tesla Factory in Fremont, California and at Gigafactory 1, respectively, and we intend to begin production of certain vehicle trims for China at our Gigafactory Shanghai by the end of 2019. We have offered a number of variants of Model 3, including performance, dual motor, single motor, long-range and medium-range, and intend to offer in the future a variant of Model 3 at a starting price of $35,000. We are now embarking on the delivery of Model 3 in international markets and are focusing on lowering manufacturing costs while continuing to increase its production rate.

Future Consumer and Commercial EVs

In addition to our volume-produced consumer EVs, including future vehicles such as Model Y and a pickup truck, we are planning to introduce additional types of vehicles to address a broader cross-section of the vehicle market, including commercial EVs such as the Tesla Semi truck, and a new version of the Tesla Roadster. We have started to accept reservations for the Tesla Semi truck and the new Tesla Roadster.

Energy Storage

Using the energy management technologies and manufacturing processes developed for our vehicle powertrain systems, we developed energy storage products for use in homes, commercial facilities and on the utility grid. Advances in battery architecture, thermal management and power electronics that were originally commercialized in our vehicles are now being leveraged in our energy storage products. Our energy storage systems are used for numerous applications including backup power, grid independence, peak demand reduction, demand response, reducing intermittency of renewable generation, replacement of fossil fuel generation and wholesale electric market services.

Our energy product portfolio includes systems with a wide range of applications, from residential to large grid-scale projects. Powerwall 2 is a 14 kWh rechargeable lithium-ion battery designed to store energy at a home or small commercial facility and can be used to provide seamless backup power in a grid outage and to maximize self-consumption of solar power generation. In addition, we offer the Powerpack 2 system, a fully integrated energy storage solution comprised of up to 210kWh (AC) battery packs and up to 650 kVa (at 480V) inverters that can be grouped together to form megawatt hour (“MWh”) and gigawatt hour (“GWh”) sized installations. The Powerpack 2 system can be used by commercial and industrial customers for peak shaving, load shifting, self-consumption of solar generation and demand response, as well as to provide backup power during grid outages, and by utilities and independent power producers to smooth and firm the output of renewable power generation sources, provide dynamic energy capacity to the grid, defer or eliminate the need to upgrade transmission or distribution infrastructure, and provide a variety of other grid services such as frequency regulation and voltage control. Powerpack 2 can also be combined with renewable energy generation sources to create microgrids that provide communities with clean, resilient and affordable power.

Along with designing and manufacturing energy storage products, we continue to develop and advance our software capabilities for the control and optimal dispatch of energy storage systems across a wide range of markets and applications.

Solar Energy Systems

The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the electrical output from the panels to a usable current compatible with the electric grid, racking that attaches the solar panels to the roof or ground, electrical hardware that connects the solar energy system to the electric grid, and our monitoring device. While we have recently started manufacturing solar panels at Gigafactory 2 in collaboration with Panasonic, we currently purchase the majority of system components from vendors, maintaining multiple sources for each major component to ensure competitive pricing and an adequate supply of materials. We also design and manufacture other system components.

The residential solar energy systems that we sell enable our customers to take direct advantage of federal tax credits to reduce their electricity costs. Our solar loan offering enables customers to own their solar energy systems with little upfront cost. We also continue to offer lease and power purchase agreement (“PPA”) options to both residential and commercial customers. Our current standard leases and PPAs have a 20-year term, and we typically offer customers the opportunity to renew their agreements.

In October 2016, we unveiled Solar Roof, which integrates solar energy production with aesthetically pleasing and durable glass roofing tiles and is designed to complement the architecture of homes and commercial buildings while turning sunlight into electricity. We have been installing this product at a slow pace to gather learnings about our design and installation processes, and plan to ramp the production of Solar Roof with significantly improved manufacturing capabilities during 2019.

Technology

Vehicles

Our core competencies are powertrain engineering, vehicle engineering, innovative manufacturing and energy storage. Our core intellectual property includes our electric powertrain, our ability to design vehicles that utilize the unique advantages of an electric powertrain and our development of self-driving technologies. Our powertrain consists of our battery pack, power electronics, motor, gearbox and control software. We offer several powertrain variants for our vehicles that incorporate years of research and development. In addition, we have designed our vehicles to incorporate the latest advances in consumer technologies, such as mobile computing, sensing, displays, and connectivity.

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

We have significant expertise in the safety and management systems needed to use lithium-ion cells in the automotive environment, and have further optimized cell designs to increase overall performance. These advancements have enabled us to improve over time the cost and performance of our batteries.

Our engineering and manufacturing efforts have been performed with a longer-term goal of building a foundation for further development. For instance, we have designed our battery pack to permit flexibility with respect to battery cell chemistry and form factor. We maintain extensive testing and R&D capabilities at the individual cell level, the full battery-pack level and on other critical battery pack systems, and have built an expansive body of knowledge on lithium-ion cell vendors, chemistry types, and performance characteristics. We believe that the flexibility of our designs, combined with our research and real-world performance data, will enable us to continue to evaluate new battery cells and optimize battery pack system performance and cost for our current and future vehicles.

Power Electronics

The power electronics in our electric vehicle powertrain govern the flow of high voltage electrical current throughout our vehicles and serve to power our electric motor to generate torque while driving and deliver energy into the battery pack while charging.

The drive inverter converts direct current from the battery pack into alternating current to drive our induction and permanent magnet motors and provides “regenerative braking” functionality, which captures energy from the wheels to charge the battery pack. The primary technological advantages to our designs include the ability to drive large amounts of current in a small physical package with high efficiency and low cost.

The charger charges the battery pack by converting alternating current (usually from a wall outlet or other electricity source) into direct current that can be accepted by the battery. Tesla vehicles can recharge on a wide variety of electricity sources due to the design of this charger, from a common household outlet to high power circuits meant for more industrial uses.

Dual Motor Powertrain

We offer dual motor powertrain vehicles, which use two electric motors to maximize traction and performance in an all-wheel drive configuration. Tesla’s dual motor powertrain digitally and independently controls torque to the front and rear wheels. The near-instantaneous response of the motors, combined with low centers of gravity, provides drivers with controlled performance and increased traction control.

Vehicle Control and Infotainment Software

The performance and safety systems of our vehicles and their battery packs require sophisticated control software. There are numerous processors in our vehicles to control these functions, and we write custom firmware for many of these processors. Software algorithms control traction, vehicle stability, the acceleration and regenerative braking of the vehicle, climate control and thermal management, and are also used extensively to monitor the charge state of the battery pack and to manage all of its safety systems. Drivers use the information and control systems in our vehicles to optimize performance, customize vehicle behavior, manage charging modes and times and control all infotainment functions. We develop almost all of this software, including most of the user interfaces, internally.

Self-Driving Development

We have expertise in developing self-driving systems, and currently offer in our vehicles an advanced driver assist system that we refer to as Autopilot, including auto-steering, traffic aware cruise control, automated lane changing, automated parking, Summon and driver warning systems. In October 2016, we began equipping all Tesla vehicles with hardware needed for full self-driving capability, including cameras that provide 360 degree visibility, updated ultrasonic sensors for object detection, a forward-facing radar with enhanced processing, and a powerful new onboard computer. Our Autopilot systems relieve our drivers of the most tedious and potentially dangerous aspects of road travel. Although, at present, the driver is ultimately responsible for controlling the vehicle, our system provides safety and convenience functionality that allows our customers to rely on it much like the system that airplane pilots use when conditions permit. This hardware suite, along with over-the-air firmware updates and field data feedback loops from the onboard camera, radar, ultrasonics, and GPS, enables the system to continually learn and improve its performance.

Additionally, we continue to make significant advancements in the development of fully self-driving technologies.

Energy Storage

We are leveraging many of the component-level technologies from our vehicles to advance our energy storage products, including high density energy storage, cooling, safety, charge balancing, structural durability, and electronics management. By taking a modular approach to the design of battery systems, we are able to maximize manufacturing capacity to produce both Powerwall and Powerpack products. Additionally, we are making significant strides in the area of bi-directional, grid-tied power electronics that enable us to interconnect our battery systems seamlessly with global electricity grids while providing fast-acting systems for power injection and absorption.

Solar Energy Systems

We are continually innovating and developing new technologies to facilitate the growth of our solar energy systems business. For example, Solar Roof is being designed to work seamlessly with Tesla Powerwall 2 and we have developed proprietary software to reduce system design and installation timelines and costs.

Design and Engineering

Vehicles

In addition to the design, development and production of the powertrain, we have created significant in-house capabilities in the design and engineering of electric vehicles and their components and systems. We design and engineer bodies, chassis, interiors, heating and cooling and low voltage electrical systems in-house, and to a lesser extent, in conjunction with our suppliers. Our team has core competencies in computer aided design and crash test simulations, which reduces the product development time of new models.

Additionally, our team has expertise in lightweight materials, a very important characteristic for electric vehicles given the impact of mass on range. Model S and Model X are built with a lightweight aluminum body and chassis which incorporate a variety of materials and production methods that help optimize the weight of the vehicle. Moreover, we have designed Model 3 with a mix of materials to be lightweight and safe while also increasing cost-effectiveness for this mass-market vehicle. We are designing Model Y on the Model 3 platform and expect that Model Y will share about 75% of its components with Model 3, which we expect will reduce the cost and time to ramp production of Model Y.

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

Sales and Marketing

Vehicles

Company-Owned Stores and Galleries

We market and sell our vehicles directly to consumers through an international network of company-owned stores and galleries, which we believe enables us to better control costs of inventory, manage warranty service and pricing, maintain and strengthen the Tesla brand, and obtain rapid customer feedback. Our Tesla stores and galleries are highly visible, premium outlets in major metropolitan markets, some of which combine retail sales and service. We have also found that opening a service center in a new geographic area can increase demand. As a result, we have complemented our store strategy with sales facilities and personnel in service centers to more rapidly expand our retail footprint. We refer to these as “Service Plus” locations.

Used Car Sales

Our used car business supports new car sales by integrating the sale of a new Tesla vehicle with a customer’s trade-in needs for their existing Tesla and non-Tesla vehicles. The Tesla and non-Tesla vehicles we acquire through trade-ins are subsequently remarketed, either directly by us or through third-party auto auctions. We also receive used Tesla vehicles to resell through lease returns and other sources.

Charging

When not charging at home or at work, Tesla customers can also charge using our Supercharger and Destination Charging networks. In addition, our vehicles can charge at a variety of public charging stations around the world, either natively or through a suite of adapters. This flexibility provides our customers with many charging options to suit various situations.

We continue to build out our Tesla Supercharger network throughout North America, Europe, Asia and other markets for our customers’ convenience, including to enable long-distance travel and urban ownership. Our Supercharger network is a strategic corporate initiative designed to provide publicly accessible fast charging solutions, and remove a barrier to the broader adoption of electric vehicles caused by the perception of limited vehicle range. The Tesla Supercharger is an industrial grade, high speed charger designed to recharge a Tesla vehicle significantly more quickly than other charging options, and we continue to evolve our technology to allow for even faster charging times at lower cost to us. To satisfy growing demand, Supercharger stations typically have between six and thirty Superchargers and are strategically placed along well-traveled routes and in dense city centers to allow Tesla vehicle owners the ability to enjoy quick, reliable and ubiquitous charging with convenient, minimal stops. Use of the Supercharger network is either free or requires a competitive fee.

We work with a wide variety of hospitality, retail, and public destinations, as well as businesses with commuting employees, to offer additional charging options for our customers. These Destination Charging and workplace locations deploy Tesla Wall Connectors to provide charging to Tesla vehicle owners who patronize or are employed at their businesses. We also work with single-family homeowners and multi-family residential entities to deploy home charging solutions in our communities.

Where possible, we are co-locating Superchargers with our solar and energy storage systems to reduce the cost of electricity and promote the use of renewable electricity by Tesla vehicle owners.

Orders

We offer our customers the flexibility to order vehicles with their desired trims and options by visiting us online at our website or in person at our Tesla stores.

Marketing

Historically, we have been able to generate significant media coverage of our company and our vehicles, and we believe we will continue to do so. To date, media coverage and word of mouth have been the primary drivers of our vehicle sales leads and have helped us achieve sales without traditional advertising and at relatively low marketing costs.

Solar and Energy Storage

We market and sell our solar and energy storage products to individuals, commercial and industrial customers and utilities through a variety of channels.

In the U.S., we have been transitioning the direct sales channel for residential solar and energy storage products from former partners to our stores and galleries. We are also continuing to sell residential energy storage products through our network of channel partners. Outside of the U.S., we use our international sales organization and a network of channel partners to market and sell residential energy storage products, and we have recently launched pilot programs for the sale of residential solar in certain countries. We also sell Powerwall 2 directly to utilities, who then deploy the product in customer homes.

We sell Powerpack 2 systems to commercial and utility customers through our international sales organization, which consists of experienced energy industry professionals in all of our target markets, as well as through our channel partner network. In the U.S and Mexico, we also sell installed solar energy systems (with or without energy storage) to commercial customers through cash, lease and PPA transactions.

Service and Warranty

Vehicles

Service

We provide service for our electric vehicles at our company-owned service centers, at our Service Plus locations or through an expanding fleet of Tesla Mobile Service technicians who provide services that do not require a vehicle lift. Performing vehicle service ourselves allows us to identify problems, find solutions, and incorporate improvements faster than incumbent automobile manufacturers.

Our vehicles are designed with the capability to wirelessly upload data to us via an on-board system with cellular connectivity, allowing us to diagnose and remedy many problems before ever looking at the vehicle. When maintenance or service is required, a customer can schedule service by contacting one of our Tesla service centers or our Mobile Service technicians can perform an array of services from a customer’s home or other remote location.

New Vehicle Limited Warranty, Maintenance and Extended Service Plans

We provide a four year or 50,000 mile New Vehicle Limited Warranty with every new vehicle, subject to separate limited warranties for the supplemental restraint system and battery and drive unit. For the battery and drive unit on our current new Model S and Model X vehicles, we offer an eight year, infinite mile limited warranty, although the battery’s charging capacity is not covered. For the battery and drive unit on our current new Model 3 vehicles, we offer an eight year or 100,000 mile limited warranty for our standard or mid-range battery and an eight year or 120,000 mile limited warranty for our long range battery, with minimum 70% retention of battery capacity over the warranty period.

In addition to the New Vehicle Limited Warranty, we currently offer for Model S and Model X a comprehensive maintenance program for every new vehicle, which includes plans covering prepaid maintenance for up to four years or up to 50,000 miles and an Extended Service plan. The maintenance plans cover annual inspections and the replacement of certain wear and tear parts, excluding tires and the battery. The Extended Service plan covers the repair or replacement of vehicle parts for up to an additional four years or up to an additional 50,000 miles after the New Vehicle Limited Warranty.

Energy Storage

We generally provide a 10 year “no defect” and “energy retention” warranty with every Powerwall 2 and a 15 year “no defect” and “energy retention” warranty with every Powerpack 2 system. For Powerwall 2, the energy retention warranty involves us guaranteeing that the energy capacity of the product will be 70% or 80% (depending on the region of installation) of its nameplate capacity after 10 years of use. For Powerpack 2, the energy retention warranty involves us guaranteeing a minimum energy capacity in each of its first 15 years of use. For both products, our warranty is subject to specified use restrictions or kWh throughput caps. In addition, we offer certain extended warranties, which customers are able to purchase from us at the time they purchase an energy storage system, including a 20 year extended protection plan for Powerwall 2 and a selection of 10 or 20 year performance guarantees for Powerpack 2. We agree to repair or replace our energy storage products in the event of a valid warranty claim.  In circumstances where we install a Powerwall 2 or Powerpack 2 system, we also provide warranties of up to 20 years on our installation workmanship. All of the warranties for our energy storage systems are subject to customary limitations and exclusions.

Solar Energy Systems

For traditional solar energy systems, we provide a workmanship warranty for up to 20 years from installation and a separate warranty against roof leaks. We also pass-through the inverter and module manufacturer warranties (typically 12 years and 25 years respectively). When we lease a traditional solar energy system, we compensate the customer if their system produces less energy than guaranteed over a specified period. For Solar Roof, we provide a warranty against glass tile chipping or cracking for the lifetime of the home, a 30 year installation warranty, a 30 year weatherization warranty and a power output warranty. For all systems (traditional and Solar Roof) we also provide service and repair (either under warranty or for a fee) during the entire term of the customer relationship.

Financial Services

Vehicles

We offer financing arrangements for our vehicles in North America, Europe and Asia primarily through various financial institutions. We also currently offer Model S and Model X leasing directly through our local subsidiaries in the U.S. and Canada. We intend to broaden our financial services offerings during the next few years.

Certain of our current financing programs outside of North America provide customers with a resale value guarantee under which those customers have the option of selling their vehicle back to us at a preset future date, generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value. In certain markets, we also offer vehicle buyback guarantees to financial institutions, which may obligate us to repurchase the vehicles for a pre-determined price.

Solar Energy Systems

We are an industry leader in offering innovative financing alternatives that allow our customers to take direct advantage of available tax credits and incentives to reduce the cost of owning a solar energy system through a solar loan, or to make the switch to solar energy with little to no upfront costs under a lease or PPA. Our solar loan offers third-party financing directly to a qualified customer to enable the customer to purchase and own a solar energy system. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan. Our solar lease offers customers a fixed monthly fee, at rates that typically translate into lower monthly utility bills, and an electricity production guarantee. Our solar PPA charges customers a fee per kWh based on the amount of electricity produced by our solar energy systems. We monetize the customer payments we receive from our leases and PPAs through funds we have formed with investors. We also intend to introduce financial services offerings for our Solar Roof customers in the future.

Energy Storage

We currently offer a loan product to residential customers who purchase Powerwall 2 together with a new solar energy system, and lease and PPAs to commercial customers who purchase a Powerpack 2 system together with a new solar energy system. We intend to introduce financial services offerings for customers who purchase standalone energy storage products in the future.

Manufacturing

Vehicles

We conduct vehicle manufacturing and assembly operations at our facilities in Fremont, California; Lathrop, California; and Tilburg, Netherlands. We have also built and continue to expand Gigafactory 1, a manufacturing facility for battery cells, modules, packs and storage products and vehicle components, outside of Reno, Nevada. We are also constructing Gigafactory Shanghai, a manufacturing facility in China, for the production of Model 3 vehicles for the local market.

Manufacturing Facilities in Fremont, CA and Lathrop, CA

We manufacture our vehicles, and certain parts and components that are critical to our intellectual property and quality standards, at our manufacturing facilities in Fremont, CA, including the Tesla Factory, and our manufacturing facility in Lathrop, CA. Our Fremont facilities contain several manufacturing operations, including stamping, machining, casting, plastics, body assembly, paint operations, drive unit production, seat assembly, final vehicle assembly and end-of-line testing. In addition, we manufacture lithium-ion battery packs, electric motors, gearboxes and components for Model S and Model X at the Tesla Factory. Some major vehicle component systems are purchased from suppliers; however, we have a high level of vertical integration in our manufacturing processes at the Tesla Factory.

The Netherlands

Our European headquarters and manufacturing facilities are located in Amsterdam and Tilburg. Our operations in Tilburg include final assembly, testing and quality control for Model S and Model X vehicles delivered within the European Union, a parts distribution warehouse for service centers throughout Europe, a center for remanufacturing work and a customer service center.

Gigafactory 1 outside of Reno, Nevada

Gigafactory 1 is a facility where we work together with our suppliers to integrate battery material, cell, module and battery pack production in one location. We use the battery packs manufactured at Gigafactory 1 for our vehicles, including Model 3, and energy storage products. We also manufacture Model 3 drive units at Gigafactory 1.

Gigafactory 1 is being built in phases. Tesla, Panasonic and other partners are currently manufacturing inside the finished sections. Our present plan is to continue expanding Gigafactory 1 over the next few years so that its capacity significantly exceeds the approximately 500,000 vehicle per year capacity that we announced when we first started developing it, and we have additionally added capacity for manufacturing our energy storage products. We have also announced that we will likely manufacture Model Y, which we intend to produce at high volumes by the end of 2020, at Gigafactory 1.

We believe that Gigafactory 1 will allow us to achieve a significant reduction in the cost of our battery packs with our volume production of Model 3. We have an agreement with Panasonic to partner with us on Gigafactory 1 with investments in production equipment that it is using to manufacture and supply us with battery cells. Through our ownership of Gigafactory 1 and our partnership with Panasonic, we own sole access to a facility designed to be the highest-volume and lowest-cost source of lithium-ion batteries in the world.

Gigafactory Shanghai

We are constructing Gigafactory Shanghai in order to significantly increase the affordability of Model 3 for customers in China by reducing transportation and manufacturing costs and eliminating certain tariffs on vehicles imported from the U.S. We broke ground in January 2019, and subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online, we expect to begin production of certain trims of Model 3 at Gigafactory Shanghai by the end of 2019. We expect much of the investment in Gigafactory Shanghai to be provided through local debt financing, supported by limited direct capital expenditures by us. Moreover, we are targeting the capital expenditures per unit of production capacity at this factory to be less than that of our Model 3 production at the Tesla Factory, from which we have drawn learnings that should allow us to simplify our manufacturing layout and processes at Gigafactory Shanghai.

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

Solar Energy Systems

We currently purchase major components such as solar panels and inverters directly from multiple manufacturers. We typically purchase solar panels and inverters on an as-needed basis from our suppliers at then-prevailing prices pursuant to purchase orders issued under our master contractual arrangements. In December 2016, we entered into a long-term agreement with Panasonic to manufacture photovoltaic (“PV”) cells and modules with negotiated pricing provisions at our Gigafactory 2 in Buffalo, New York with the intended capacity to manufacture at least 1.0 gigawatt (“GW”) of solar products annually. We have recently started manufacturing solar panels at this facility in collaboration with Panasonic.

Governmental Programs, Incentives and Regulations

Vehicles

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

We have entered into multiple agreements over the past few years with the California Alternative Energy and Advanced Transportation Financing Authority (“CAEATFA”) that provide multi-year sales tax exclusions on purchases of manufacturing equipment that will be used for specific purposes, including the expansion and ongoing development of Model S, Model X, Model 3 and future electric vehicles and the expansion of electric vehicle powertrain production in California.

Nevada Tax Incentives

In connection with the construction of Gigafactory 1, we have entered into agreements with the State of Nevada and Storey County in Nevada that provide abatements for sales, use, real property, personal property and employer excise taxes, discounts to the base tariff energy rates and transferable tax credits. These incentives are available for the applicable periods beginning on October 17, 2014 and ending on either June 30, 2024 or June 30, 2034 (depending on the incentive). Under these agreements, we were eligible for a maximum of $195.0 million of transferable tax credits, subject to capital investments by us and our partners for Gigafactory 1 of at least $3.50 billion, which we exceeded during 2017, and specified hiring targets for Gigafactory 1, which we exceeded during 2018. As a result, as of December 31, 2018, we had earned the maximum amount of credits.

Tesla Regulatory Credits

In connection with the production, delivery, placement into service and ongoing operation of our zero emission vehicles, charging infrastructure and solar systems in global markets, we have earned and will continue to earn various tradable regulatory credits. We have sold these credits, and will continue to sell future credits, to automotive companies and other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. For example, under California’s Zero Emission Vehicle Regulation and those of states that have adopted California’s standard, vehicle manufacturers are required to earn or purchase credits, referred to as ZEV credits, for compliance with their annual regulatory requirements. These laws provide that automakers may bank or sell to other regulated parties their excess credits if they earn more credits than the minimum quantity required by those laws. Tesla also earns other types of salable regulatory credits in the United States and abroad, including greenhouse gas, fuel economy and clean fuels credits. Likewise, several U.S. states have adopted procurement requirements for renewable energy production. These requirements enable companies deploying solar energy to earn tradable credits known as Solar Renewable Energy Certificates (“SRECs”).

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

Our vehicles sold outside of the U.S. are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. The European Union has established new rules regarding additional compliance oversight that are scheduled to commence in 2020, and there is also regulatory uncertainty related to the United Kingdom’s impending withdrawal from the European Union.  These changes could impact the rollout of new vehicle features in Europe.

Regulation – Self Driving

There are no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain U.S. states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork increases the legal complexity for our vehicles. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries, and may create restrictions on self-driving features that we develop.

Regulation—Battery Safety and Testing

Our battery pack conforms to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck, or air. We have completed the applicable transportation tests for our battery packs, demonstrating our compliance with applicable regulations.

We use lithium-ion cells in our high voltage battery packs. The use, storage, and disposal of our battery packs is regulated under federal law. We have agreements with third party battery recycling companies to recycle our battery packs.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, and sale of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. As we open additional Tesla stores and service centers, we secure dealer licenses (or their equivalent) and engage in sales activities to sell our vehicles directly to consumers. A few states, such as Michigan and Connecticut, do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we generally conduct the sale out of the state via the Internet, phone or mail. In such states, we have opened “galleries” that serve an educational purpose and are not sales locations.

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

Energy Storage

The regulatory regime for energy storage projects is still under development. Nevertheless, there are various policies, incentives and financial mechanisms at the federal, state and local levels that support the adoption of energy storage. For example, energy storage systems that are charged using solar energy are eligible for the 30% tax credit under Section 48(a)(3) of the Internal Revenue Code, or the IRC, as described below. In addition, California and a number of other states have adopted procurement targets for energy storage, and behind the meter energy storage systems qualify for funding under the California Self Generation Incentive Program.

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

The federal government currently provides an uncapped investment tax credit (“ITC”) under two sections of the IRC: Section 48 and Section 25D. Section 48(a)(3) of the IRC allows a taxpayer to claim a credit of 30% of qualified expenditures for a commercial solar energy system that commences construction by December 31, 2019. The credit then declines to 26% in 2020, 22% in 2021, and a permanent 10% thereafter. We claim the Section 48 commercial credit when available for both our residential and commercial projects, based on ownership of the solar energy system. The federal government also provides accelerated depreciation for eligible commercial solar energy systems. Section 25D of the IRC allows a homeowner-taxpayer to claim a credit of 30% of qualified expenditures for a residential solar energy system owned by the homeowner that is placed in service by December 31, 2019. The credit then declines to 26% in 2020 and 22% in 2021, and is scheduled to expire thereafter. Customers who purchase their solar energy systems for cash or through our solar loan offering are eligible to claim the Section 25D investment tax credit.

In addition to the federal ITC, many U.S. states offer personal and corporate tax credits and incentives for solar energy systems.

Regulation – General

We are not a “regulated utility” in the U.S. To operate our systems, we obtain interconnection agreements from the utilities. In most cases, interconnection agreements are standard form agreements that have been pre-approved by the public utility commission or other regulatory body.

Sales of electricity and non-sale equipment leases by third parties, such as our leases and PPAs, face regulatory challenges in some states and jurisdictions.

Regulation – Net Metering

Most states in the U.S. have a regulatory policy known as net energy metering, or net metering, available to solar customers. Net metering typically allows solar customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit for excess energy generated by their solar energy system that is exported to the grid. In certain jurisdictions, regulators or utilities have reduced or eliminated the benefit available under net metering, or have proposed to do so.

Regulation – Mandated Renewable Capacity

Many states also have adopted procurement requirements for renewable energy production, such as an enforceable renewable portfolio standard, or RPS, or other policies that require covered entities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems. In SREC state markets, the RPS requires electricity suppliers to secure a portion of their electricity from solar generators. The SREC program provides a means for SRECs to be created. A SREC represents the renewable energy associated with 1,000 kWhs of electricity produced from a solar energy system. When a solar energy system generates 1,000 kWhs of electricity, one SREC is issued by a government agency, which can then be sold separately from the energy produced to covered entities who surrender the SRECs to the state to prove compliance with the state’s renewable energy mandate.

Competition

Vehicles

The worldwide automotive market is highly competitive and we expect it will become even more competitive in the future as we introduce additional vehicles in a broader cross-section of the passenger and commercial vehicle market.

We believe that our vehicles compete in the market both based on their traditional segment classification as well as based on their propulsion technology. For example, Model S and Model X compete primarily with premium sedans and premium SUVs and Model 3 competes with small to medium-sized sedans, which are extremely competitive markets with internal combustion vehicles from more established automobile manufacturers.

Moreover, many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. Overall, we believe these announcements and vehicle introductions promote the development of the alternative fuel vehicle market by highlighting the attractiveness of alternative fuel vehicles, particularly those fueled by electricity, relative to the internal combustion vehicle. Many major automobile manufacturers have electric vehicles available today, and other current and prospective automobile manufacturers are also developing electric vehicles. Electric vehicles have also already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the U.S. market as well. In addition, several manufacturers offer hybrid vehicles, including plug-in versions.

Energy Storage

The market for energy storage products is also highly competitive. Established companies, such as AES Energy Storage, Siemens, LG Chem and Samsung, as well as various emerging companies, have introduced products that are similar to our product portfolio. There are several companies providing individual components of energy storage systems (such as cells, battery modules, and power electronics) as well as others providing integrated systems. We compete with these companies based on price, energy density and efficiency. We believe that the specifications of our products, our strong brand, and the modular, scalable nature of our Powerpack 2 product give us a competitive advantage when marketing our products.

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

The automotive segment includes the design, development, manufacturing, sales, and leasing of electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment is also comprised of services and other, which includes non-warranty after-sales vehicle services, sales of used vehicles, sales of electric vehicle components and systems to other manufacturers, retail merchandise, and sales by our acquired subsidiaries to third party customers. The energy generation and storage segment includes the design, manufacture, installation, and sale or leasing of stationary energy storage products and solar energy systems, and sale of electricity generated by our solar energy systems to customers.

Employees

As of December 31, 2018, Tesla, Inc. had 48,817 full-time employees. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.tesla.com, and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.tesla.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

We have experienced in the past, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new vehicles and other products such as Model 3, Model Y, our energy storage products and Solar Roof, which could harm our brand, business, prospects, financial condition and operating results.

We have previously experienced launch, manufacturing, production and delivery ramp delays or other complications in connection with new vehicle models such as Model S, Model X and Model 3, new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of Autopilot hardware, and a significant increase in automation introduced in the manufacture of Model 3. For example, we encountered unanticipated challenges, such as certain supply chain constraints, that led to initial delays in producing Model X. Similarly, we experienced certain challenges in the production of Model 3 that led to delays in its ramp. Moreover, in the areas of Model 3 production where we had challenges ramping fully automated processes, such as portions of the battery module assembly line, material flow system and the general assembly line, we reduced the levels of automation and introduced semi-automated or manual processes. If issues like these arise or recur, if our remediation measures and process changes do not continue to be successful, if we experience issues with transitioning to full automation in certain production lines or to other planned manufacturing improvements, or if we experience issues or delays in building our Gigafactory Shanghai in China or commencing and ramping Model 3 production there, we could experience issues in sustaining the Model 3 ramp or delays in increasing Model 3 production further. Also, if we encounter difficulties in scaling our delivery or servicing capabilities for Model 3 or future vehicles and products to high volumes in the U.S. or internationally, our financial condition and operating results could suffer. In addition, because our vehicle models share certain production facilities with other vehicle models, the volume or efficiency of production with respect to one model may impact the production of other models or lead to bottlenecks that impact the production of all models.

We may also experience similar future delays or other complications in bringing to market and ramping production of new vehicles, such as Model Y, the Tesla Semi, our planned pickup truck and new Tesla Roadster, our energy storage products and Solar Roof. Any significant additional delay or other complication in the production of and delivery capabilities for our current products or the development, manufacture, launch, production and delivery and servicing capability ramp of our future products, including complications associated with expanding our production capacity, supply chain and delivery systems or obtaining or maintaining regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We have experienced in the past, and may experience in the future, delays in realizing our projected timelines and cost and volume targets for the production and ramp of Model 3, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we are offering at a lower price point and which we are producing at significantly higher volumes than the Model S or Model X vehicles. We commenced production and initial customer deliveries of Model 3 in July 2017, and since then have achieved a stabilized production rate. At the Tesla Factory, we expect to continue to increase our Model 3 production rate to approximately 7,000 units per week on a sustained basis by the end of 2019. Moreover, in China, we expect to commence production of certain trims of Model 3 for the local market in China in the initial phase of our Gigafactory Shanghai by the end of 2019, and then progressively increase levels of localization through local sourcing and manufacturing. Inclusive of Gigafactory Shanghai, our goal is to be able to produce 10,000 Model 3 vehicles per week on a sustained basis, and an annualized output rate in excess of 500,000 Model 3 vehicles sometime between the fourth quarter of 2019 and the second quarter of 2020. However, the timeframe for commencing Model 3 production at Gigafactory Shanghai is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online.

We have limited experience to date in manufacturing vehicles at the high volumes that we recently achieved and to which we anticipate ramping further for Model 3, and to be successful, we will need to complete the implementation and ramp of efficient and cost-effective manufacturing capabilities, processes and supply chains necessary to support such volumes, including at Gigafactory Shanghai. We are employing a higher degree of automation in the manufacturing processes for Model 3 than we have previously employed and to continue to implement additional automation. In some cases, we have temporarily reduced the levels of automation and introduced semi-automated or manual processes, at additional labor cost. Additional bottlenecks may also arise as we continue to ramp production at the Tesla Factory and commence the initial phase of Model 3 production at Gigafactory Shanghai, and it will be important that we address them promptly and in a cost-effective manner. Moreover, our Model 3 production plan has generally required to date significant investments of cash and management resources, and we expect to deploy some level of additional resources as we further progress our ramp and begin production in new locations in the future, such as China.

Our production plan for Model 3 is based on many key assumptions, including:

•	that we will be able to sustain and further expand our high-volume production of Model 3 at the Tesla Factory without exceeding our projected costs and on our projected timeline;
•

that we will be able to continue to expand Gigafactory 1 in a timely manner to produce high volumes of quality lithium-ion cells to be integrated into battery modules and finished battery packs and drive unit components for Model 3, including in part to support production in China as the level of local sourcing and manufacturing there progressively increases, all at costs that allow us to sell Model 3 at our target gross margins;

•

that we will be able to build and commence production at additional future facilities, such as at Gigafactory Shanghai, to support our international ramp for Model 3 in accordance with our projected costs and timeline;

•

that the equipment and processes which we have selected for Model 3 production will be able to accurately manufacture high volumes of Model 3 vehicles within specified design tolerances and with high quality;

•

that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production; and

•

that we will be able to attract, recruit, hire, train and retain skilled employees to operate our planned high-volume production facilities to support Model 3, including at the Tesla Factory, Gigafactory 1 and Gigafactory Shanghai.

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

Our plans call for sustaining and further ramping from our significant increases in vehicle production and deliveries, particularly for Model 3. Our ability to achieve these plans will depend upon a number of factors, including our ability to utilize installed manufacturing capacity to achieve the planned production yield, further install and increase capacity in accordance with our planned timelines and costs, maintain our desired quality levels and optimize design and production changes, as well as our suppliers’ ability to support our needs. In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high-volume production. For example, we have introduced highly automated production lines, aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. We have also introduced unique design features in our vehicles with different manufacturing challenges, such as large display screens, dual motor drivetrain, Autopilot hardware and falcon-wing doors. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

Concurrent with our increasing vehicle production levels, we will also need to continue to significantly increase sales and deliveries of our vehicles. Although we have a plan for selling and delivering increased volumes of vehicles, we have limited experience in marketing, selling and delivering vehicles at the higher volumes at which we are manufacturing Model 3, and we may face difficulties meeting our sales and delivery goals in both existing markets as well as new markets into which we expand, such as Europe and China where we are beginning to deliver Model 3 for the first time in the first quarter of 2019. In particular, we are targeting for the first time with Model 3 a mass demographic with a broad range of potential customers, in which we have limited experience projecting demand and pricing our products. While we are producing numerous variants (including regional versions) of Model 3 in accordance with the demand that we expect for them, if our projections are inaccurate, we may not be able to generate sales matched to the specific vehicles that we have the capacity to produce, based on vehicle production line constraints and long lead times for procuring certain parts.

Moreover, because we do not have independent dealer networks, we are responsible for delivering all of our vehicles to our customers and meeting their vehicle servicing needs. To date, we have limited experience with such deliveries and servicing at the scale to which we expect to grow, particularly in international markets. To accommodate our volumes, we have deployed a number of delivery models, such as deliveries to customers’ homes and workplaces, some of which have not been previously tested at scale and in different geographies. Moreover, significant transit time may be required to transport vehicles such as Model 3 in volume into new markets for the first time. To the extent that such factors lead to delays in our deliveries, our results may be negatively impacted. Finally, because of our unique expertise with our vehicles, we recommend that our vehicles be serviced by our service centers, Mobile Service technicians or certain authorized professionals that we have specifically trained and equipped. If we experience delays in adding such servicing capacity or experience unforeseen issues with the reliability of Model 3, which we recently commenced producing at volume, it could overburden our servicing capabilities. If we are unable to ramp up to meet our sales, delivery and servicing targets globally, or our projections on which such targets are based are inaccurate, this could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

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

If the market for electric vehicles in general and Tesla vehicles in particular does not develop as we expect, or develops more slowly than we expect, or if demand for our vehicles decreases in our markets, our business, prospects, financial condition and operating results could be harmed. We have only recently begun high volume production of vehicles, are still at an earlier stage and have limited resources relative to our competitors, and the market for alternative fuel vehicles is rapidly evolving. As a result, the market for our vehicles could be affected by numerous factors, such as:

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

Our products contain numerous purchased parts which we source globally from hundreds of direct suppliers, the majority of whom are currently single-source suppliers, although we attempt to qualify and obtain components from multiple sources whenever feasible. Any significant increases in our production may require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. Moreover, we have signed long-term agreements with Panasonic to be our manufacturing partner and supplier for lithium-ion cells at Gigafactory 1 in Nevada and PV cells and panels at Gigafactory 2 in Buffalo, New York. If we encounter unexpected difficulties with key suppliers such as Panasonic, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

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

Changes in our supply chain have also resulted in the past, and may result in the future, in increased cost. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to our design changes, and we may experience similar cost increases in the future. Certain suppliers have sought to renegotiate the terms of supply arrangements. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

In particular, because we are producing Model 3 at significantly higher volumes than any of our other products to date, the negative impact of any delays or other constraints with respect to our suppliers for Model 3 could be substantially greater than any supply chain-related issues experienced with respect to our other products. We need our Model 3 suppliers to sustainably ramp in accordance with our ongoing ramp of Model 3 and deliver according to our schedule. There is no assurance that these suppliers will ultimately be able to sustainably and timely meet our cost, quality and volume needs. For example, we may experience issues or delays increasing the level of localization in China through local sourcing and manufacturing at our Gigafactory Shanghai. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Future problems or delays in expanding Gigafactory 1 or ramping operations there could negatively affect the production and profitability of our products, such as Model 3 and our energy storage products.

To lower the cost of cell production and produce cells in high volume, we have vertically integrated the production of lithium-ion cells and finished battery packs for Model 3 and energy storage products at Gigafactory 1. While Gigafactory 1 began producing lithium-ion cells for energy storage products in January 2017 and has since begun producing lithium-ion cells for Model 3, we have no other direct experience in the production of lithium-ion cells. Given the size and complexity of this undertaking, it is possible that future events could result in issues or delays in further ramping and expanding production at Gigafactory 1. Moreover, we expect that we will need additional production at Gigafactory 1 to support vehicle production at Gigafactory Shanghai in part when we commence Model 3 production there. In order to achieve our volume and gross margin targets for Model 3 and the anticipated ramp in production of energy storage products, we must continue to sustain and ramp significant cell production at Gigafactory 1, which, among other things, requires Panasonic to successfully operate and further ramp its cell production lines at significant volumes. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it has limited experience with cell production at Gigafactory 1. In addition, we produce several components for Model 3, such as battery modules incorporating the lithium-ion cells produced by Panasonic, and drive units, at Gigafactory 1. Some of the manufacturing lines for such components took longer than anticipated to ramp to their full capacity. While we have largely overcome this bottleneck after deploying multiple semi-automated lines and improving our original lines, additional bottlenecks may arise as we continue to increase the production rate. Finally, we have announced that we will likely manufacture Model Y at Gigafactory 1. If we are unable to maintain Gigafactory 1 production, ramp additionally over time as needed, and do so cost-effectively, or if we or Panasonic are unable to attract, hire and retain a substantial number of highly skilled personnel, our ability to supply battery packs or other components for Model 3 and our other products could be negatively impacted, which could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

Any product defects, delays or legal restrictions on product features, or other failure of our products to perform as expected, could harm our reputation and result in delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

If we fail to scale our business operations and otherwise manage future growth and adapt to new conditions effectively as we rapidly grow our company, including internationally, we may not be able to produce, market, sell and service our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We expect to continue to expand our operations significantly, including internationally and with our increasing production of Model 3, and the worldwide sales, delivery and servicing of a significantly higher number of vehicles than our current vehicle fleet in the coming years. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs, establish sufficient worldwide automobile sales, delivery, service and Supercharger facilities in a timely manner, adapt our products and conduct our operations to meet local requirements, implement required local infrastructure, systems and processes, and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

In particular, we plan to expand our manufacturing capabilities outside of the U.S., where we have limited experience operating a factory or managing related regulatory, financing and other challenges. For example, as part of our continuing work to increase Model 3 production to 10,000 vehicles per week on a sustained basis and make Model 3 affordable in the markets where we plan to offer it, we expect to commence the initial phase of Model 3 production at Gigafactory Shanghai for the local market in China by the end of 2019, although the timeframe for that is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online. As we expect to commence our manufacturing activities in China using progressively increased levels of localization through local sourcing and manufacturing, we expect that we will need to initially support manufacturing activities there with production processes at our existing manufacturing facilities, such as Gigafactory 1. Moreover, local manufacturing is critical to our expansion and sales in China, which is the largest market for electric vehicles in the world. Our sales of Model S and Model X in China have been negatively impacted by certain tariffs on automobiles manufactured in the U.S., such as our vehicles, and our costs for producing our vehicles in the U.S. have also been affected by import duties on certain components sourced from China. If we are not able to establish manufacturing activities in China and other jurisdictions to minimize the impact of such unfavorable tariffs, duties or costs, or ramp our production capabilities at Gigafactory 1 or other facilities to support such vehicle manufacturing activities, our ability to compete in such jurisdictions, and our operating results, business and prospects, will be harmed.

If we are unable to achieve our targeted manufacturing costs for our vehicles, including Model 3, our financial condition and operating results will suffer.

While we are continuing to and expect in the future to realize cost reductions by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals, including for the least expensive variant of Model 3 that we ultimately expect to produce, or our other financial targets. We incur significant costs related to procuring the materials required to manufacture our vehicles, assembling vehicles and compensating our personnel. If our efforts to continue to decrease manufacturing costs are not successful, we may incur substantial costs or cost overruns in utilizing and increasing the production capability of our vehicle manufacturing facilities, such as for Model 3 both in the U.S. and internationally. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium, nickel and other components of our battery cells or aluminum used to produce body panels. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

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

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales resources and networks than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.  In particular, some competitors have also announced plans to compete with us in important and large markets for electric vehicles, such as China. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, our Model 3 vehicle faces competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan market, including Audi, BMW, Lexus and Mercedes.

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

Our plan to generate ongoing growth and demand, including by expanding and optimizing our retail, service and vehicle charging operations, will require significant cash investments and management resources and may not meet expectations with respect to additional sales, installations or servicing of our products or availability of public charging solutions.

We plan to generate ongoing growth and demand, including by globally expanding and optimizing our retail, service and vehicle charging operations. These plans require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products at scale, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Tesla vehicles will require us to continue to increase the number of our Supercharger stations and connectors significantly in locations throughout the world. If we fail to do so in a timely manner, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our customer infrastructure network, or our expansion plans are not successful in continuing to grow demand, this could lead to a decrease or stagnation in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

We face risks associated with our global operations and expansion, including unfavorable regulatory, political, economic, tax and labor conditions, and with establishing ourselves in new markets, all of which could harm our business.

We currently have a global footprint, with domestic and international operations and subsidiaries in various countries and jurisdictions, and we continue to expand and optimize our retail, service and Supercharger capabilities internationally. Accordingly, we are subject to a variety of legal, political and regulatory requirements and social and economic conditions over which we have little control. For example, we may be impacted by trade policies, political uncertainty and economic cycles involving geographic regions where we have significant operations. Sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations and retail strategies.

We are subject to a number of risks associated in particular with international business activities that may increase our costs, impact our ability to sell our products and require significant management attention. These risks include conforming our products to various international regulatory and safety requirements as well as charging and other electric infrastructures, organizing local operating entities, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. For example, in China, which is a key market for us, certain products such as automobiles manufactured in the U.S. have become subject to a recently increased tariff imposed by the government. While such increase has been temporarily suspended, the tariff could remain in place for an undetermined length of time, be further increased in the future and/or lead consumers to postpone or choose another vehicle brand subject to lower tariffs or no tariffs. Moreover, recently increased import duties on certain components used in our products that are sourced from China may increase our costs and negatively impact our operating results.

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

In addition, we store a significant number of lithium-ion cells at our facilities and are producing high volumes of cells and battery modules and packs at Gigafactory 1. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If we fail to effectively grow and manage the residual, financing and credit risks related to our vehicle financing programs, our business may suffer.

We offer financing arrangements for our vehicles in North America, Europe and Asia primarily through various financial institutions. We also currently offer Model S and Model X leasing directly through our local subsidiaries in the U.S. and Canada. Under a lease held directly by us, we typically receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. The profitability of any vehicles returned to us at the end of their leases depends on our ability to accurately project our vehicles’ residual values at the outset of the leases, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles and the pricing of new vehicles. The leasing program also relies on our ability to secure adequate financing and/or business partners to fund and grow this program, and screen for and manage customer credit risk. We expect the availability of leasing and other financing options will be important for our vehicle customers. If we are unable to adequately fund our leasing program with internal funds, or partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our sales. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

Moreover, we have provided resale value guarantees to customers and partners for certain financing programs, under which such counterparties may sell their vehicles back to us at certain points in time at pre-determined amounts. However, actual resale values, as with residual values for leased vehicles, are subject to similar fluctuations over the term of the financing arrangements. If the actual resale values of any vehicles resold or returned to us pursuant to these programs are materially lower than the pre-determined amounts we have offered, our operating results, profitability and/or liquidity could be negatively impacted.

The unavailability, reduction or elimination of, or unfavorable determinations with respect to, government and economic incentives in the U.S. and abroad supporting the development and adoption of electric vehicles, energy storage products or solar energy could have some impact on demand for our products and services.

We and our customers currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the U.S. and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, the 25% value added tax, or the carbon dioxide and weight-based purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of subsidies that are provided to gas-powered vehicles through the oil and gas industries. Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted. For example, under current regulations, a $7,500 federal tax credit that was available in the U.S. for the purchase of our vehicles is being reduced in phases during, and will sunset at the end of, 2019. We believe the first reduction in this tax credit may have pulled forward some near-term demand in the U.S. into 2018, and could create similar pull-forwards in 2019 before each further step reduction in the federal tax credit. Moreover, in July 2018, a previously available incentive for purchases of Model 3 in Ontario, Canada was cancelled and Tesla buyers in Germany lost access to electric vehicle incentives for a short period of time beginning late 2017. In April 2017 and January 2016, respectively, previously available incentives in Hong Kong and Denmark that favored the purchase of electric vehicles expired, negatively impacting sales. Effective March 2016, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers. Such developments could have some negative impact on demand for our vehicles, and we and our customers may have to adjust to them.

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our installation costs and cost of capital and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire on a particular date when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, often without warning. For example, the U.S. federal government currently offers a 30% ITC for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility. The ITC is currently scheduled to decline in phases, ultimately to 10% for commercial and utility systems and to 0% for customer-owned residential systems by January 2022. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced or eliminated the benefit available under net energy metering, or have proposed to do so. Such reductions in or termination of governmental incentives could adversely impact our results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets. Additionally, the enactment of the Tax Cuts and Jobs Act in the U.S. could potentially increase the cost, and decrease the availability, of renewable energy financing, by reducing the value of depreciation benefits associated with, and the overall investor tax capacity needed to monetize, renewable energy projects. Such changes could lower the overall investment willingness and capacity for such projects available in the market.

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

We own certain PV cell and module manufacturing and technology assets, and a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”). This agreement with the SUNY Foundation provides for the construction of Gigafactory 2 in Buffalo, New York with the intended capacity to produce at least 1.0 GW of solar products annually. Under this agreement, we are obligated to, among other things, employ specified minimum numbers of personnel in the State of New York and spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following the completion of all construction and related infrastructure, the arrival of manufacturing equipment, and the receipt of certain permits and other specified items at Gigafactory 2. If we fail in any year over the course of the term of the agreement to meet these obligations, we would be obligated to pay a “program payment” of $41.2 million to the SUNY Foundation in such year. Any inability on our part to comply with the requirements of this agreement may result in the payment of significant amounts to the SUNY Foundation, the termination of our lease at Gigafactory 2, and/or the need to secure an alternative supply of PV cells and modules for our solar products. Moreover, if we are unable to utilize our manufacturing and technology assets in accordance with our expectations, we may have to recognize accounting charges pertaining to the write-off of such assets. Any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience, or any negative publicity related to us. In California, Nevada and other regions where we have operations, there is increasing competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, software engineering, manufacturing engineering, and other skills such as electrical and building construction expertise. This competition affects both our ability to retain key employees and hire new ones. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our expansion plans, and to retain current employees or replace departed senior employees with qualified and experienced individuals, which is typically a time-consuming process. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our performance and results.

Finally, our compensation philosophy for all of our personnel reflects our startup origins, with an emphasis on equity-based awards and benefits in order to closely align their incentives with the long-term interests of our stockholders. Each of our current equity incentive plan and employee stock purchase plan provides for an “evergreen” provision that permits our board of directors to increase on an annual basis, subject to specified limits, the number of equity-based awards that may be granted to, and shares of our common stock that may be purchased by, our personnel thereunder. These plans are currently scheduled to expire in December 2019, and we will need to extend them or establish new plans in order to continue to compensate our employees following their expiration, which will require the approval of our stockholders. Moreover, there is no assurance that these plans as extended or any future plans will contain evergreen provisions, which would mean that we would have to periodically seek and obtain approval from our stockholders for future increases to the number of awards that may be granted and shares that may be purchased under such plans. If we are unable to obtain such stockholder approvals and compensate our personnel in accordance with our compensation philosophy, our ability to retain and hire qualified personnel would be negatively impacted.

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

It is common for employees at companies with significant manufacturing operations such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. The United Automobile Workers (“UAW”) has been engaged in a campaign to organize manufacturing operations at Tesla. As part of that campaign, the UAW has filed with the National Labor Relations Board (“NLRB”) a series of unfair labor practice charges against Tesla on which a hearing recently concluded. We cannot predict the timing of the NLRB’s decision, and an unfavorable outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

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

We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image and financial performance.

Any product recall with respect to our products may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. For example, certain vehicle recalls that we initiated have resulted from various causes, including a component that could prevent the parking brake from releasing once engaged, a concern with the firmware in the restraints control module in certain right-hand-drive vehicles, industry-wide issues with airbags from a particular supplier, Model X seat components that could cause unintended seat movement during a collision, and concerns of corrosion in Model S power steering assist motor bolts. Furthermore, testing of our products by government regulators or industry groups may require us to initiate product recalls or may result in negative public perceptions about the safety of our products. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products or our electric vehicle powertrain components that we have provided to other vehicle OEMs, including any systems or parts sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations, such as federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

Subject to separate limited warranties for the supplemental restraint system, battery and drive unit, we provide four-year or 50,000-mile limited warranties for the purchasers of new Model 3, Model S and Model X vehicles and either a four-year or 50,000-mile limited warranty or a two-year or 100,000-mile maximum odometer limited warranty for the purchasers of used Model S or Model X vehicles certified and sold by us. The limited warranty for the battery and drive unit for new Model S and Model X vehicles covers the drive unit for eight years, as well as the battery for a period of eight years (or for certain older vehicles, 125,000 miles if reached sooner than eight years), although the battery’s charging capacity is not covered under any of our warranties or Extended Service plans; the limited warranty for used Model S and Model X vehicles does not extend or otherwise alter the terms of the original battery and drive unit limited warranty for such used vehicles specified in their original New Vehicle Limited Warranty. For the battery and drive unit on our current new Model 3 vehicles, we offer an eight-year or 100,000-mile limited warranty for our standard or mid-range battery and an eight-year or 120,000-mile limited warranty for our long-range battery, with minimum 70% retention of battery capacity over the warranty period. In addition, customers of new Model S and Model X vehicles have the opportunity to purchase an Extended Service plan for the period after the end of the limited warranty for their new vehicles to cover additional services for up to an additional four years or 50,000 miles.

For energy storage products, we provide limited warranties against defects and to guarantee minimum energy retention levels. For example, we currently guarantee that each Powerwall 2 product will maintain at least 70 or 80% (depending on the region of installation) of its stated energy capacity after 10 years, and that each Powerpack 2 product will retain specified minimum energy capacities in each of its first 15 years of use. For our Solar Roof, we currently offer a warranty on the glass tiles for the lifetime of a customer’s home and a separate warranty for the energy generation capability of the solar tiles. We also offer extended warranties, availability guarantees and capacity guarantees for periods of up to 20 years at an additional cost at the time of purchase, as well as workmanship warranties to customers who elect to have us install their systems.

Finally, customers who lease solar energy system leases or buy energy from us under PPAs are covered by warranties equal to the length of the agreement term, which is typically 20 years. Systems purchased for cash are covered by a workmanship warranty of up to 20 years. In addition, we pass through to our customers the inverter and panel manufacturers’ warranties, which generally range from 10 to 25 years. Finally, we provide a performance guarantee with our leased solar energy systems that compensates a customer on an annual basis if their system does not meet the electricity production guarantees set forth in their lease.  Under these performance guarantees, we bear the risk of production shortfalls resulting from an inverter or panel failure.  These risks are exacerbated in the event the panel or inverter manufacturers cease operations or fail to honor their warranties.

If our warranty reserves are inadequate to cover future warranty claims on our products, our business, prospects, financial condition and operating results could be materially and adversely affected. Warranty reserves include our management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to-date and an estimate of the nature, frequency and costs of future claims. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to products such as Model 3 and Solar Roof that we have recently introduced and/or that we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

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

We expect our period-to-period financial results to vary based on our operating costs, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products and increase production capacity by expanding our current manufacturing facilities and adding future facilities such as Gigafactory Shanghai may not be consistent or linear between periods. Additionally, our revenues from period-to-period may fluctuate as we introduce existing products to new markets for the first time and as we develop and introduce new products.  As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

Servicing our indebtedness requires a significant amount of cash, and there is no guarantee that we will have sufficient cash flow from our business to pay our substantial indebtedness.

As of December 31, 2018, we and our subsidiaries had outstanding $11.00 billion in aggregate principal amount of indebtedness (see Note 13, Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders of our 0.25% Convertible Senior Notes due 2019, 1.25% Convertible Senior Notes due 2021 and 2.375% Convertible Senior Notes due 2022 (collectively, the “Tesla Convertible Notes”) may convert their respective Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to deliver cash and/or shares in respect of the principal amounts thereof and the conversion value in excess of such principal amounts on such Tesla Convertible Notes. Moreover, our subsidiary’s 1.625% Convertible Senior Notes due 2019 and Zero-Coupon Convertible Senior Notes due 2020 (together, the “Subsidiary Convertible Notes”) are convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share. Finally, holders of the Tesla Convertible Notes and the Subsidiary Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

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

The design, manufacture, sale, installation and/or servicing of automobiles, energy storage products and solar products is a capital intensive business, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles, energy storage products and/or solar products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We need sufficient capital to fund our ongoing operations, ramp vehicle production, continue research and development projects, establish sales, delivery and service centers, build and deploy Superchargers, expand Gigafactory 1, ramp production at Gigafactory 2, build and commence Model 3 production at Gigafactory Shanghai and to make the investments in tooling and manufacturing capital required to introduce new vehicles, energy storage products and solar products. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

Additionally, we use capital from third-party investors to enable our customers’ access to our solar energy systems with little or no upfront cost. The availability of this financing depends upon many factors, including the confidence of the investors in the solar energy industry, the quality and mix of our customer contracts, any regulatory changes impacting the economics of our existing customer contracts, changes in law (including tax law), risks or government incentives associated with these financings, and our ability to compete with other renewable energy companies for the limited number of potential investors. Moreover, while interest rates remain at low levels, they have risen in recent periods. If the rate of return required by investors rises as a result of a rise in interest rates, it will reduce the present value of the customer payment streams underlying, and therefore the total value of, our financing structures, increasing our cost of capital. If we are unable to establish new financing funds on favorable terms for third-party ownership arrangements, we may be unable to finance the installation of our solar energy systems for our lease or PPA customers’ systems, or our cost of capital could increase and our liquidity may be negatively impacted, which would have an adverse effect on our business, financial condition and results of operations.

We could be subject to liability, penalties and other restrictive sanctions and adverse consequences arising out of certain governmental investigations and proceedings.

We are cooperating with certain government investigations as discussed in Note 17, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Aside from the settlement with the SEC discussed below relating to Elon Musk’s statement that he was considering taking Tesla private, to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. However, we cannot predict the outcome or impact of any ongoing matters, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC, the DOJ, or any other government agency were to pursue legal action in the future. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings.

For example, on October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the Court on September 29, 2018, in connection with the actions taken by the SEC relating to Mr. Musk’s statement on August 7, 2018 that he was considering taking Tesla private. Pursuant to the settlement, we, among other things, paid a civil penalty of $20 million, appointed an independent director as the Chair of the Board, appointed two additional independent directors to the Board, and made further enhancements to our disclosure controls and other corporate governance-related matters. Although we intend to continue to comply with the terms and requirements of the settlement, if there is a lack of compliance, additional enforcement actions or other legal proceedings may be instituted against us.

If we update or discontinue the use of our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of any equipment to be retired as a result of any such update, and the resulting acceleration in our depreciation could negatively affect our financial results.

We have invested and expect to continue to invest significantly in what we believe is state of the art tooling, machinery and other manufacturing equipment for our various product lines, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing process with cutting-edge equipment more quickly than expected. Moreover, we are continually implementing learnings as our engineering and manufacturing expertise and efficiency increase, which may result in our ability to manufacture our products using less of our currently installed equipment. Alternatively, as we ramp production of Model 3 to higher levels, our learnings may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results.

Our revenues and costs denominated in foreign currencies are not completely matched. As we have increased vehicle deliveries in markets outside of the U.S., we have much higher revenues than costs denominated in other currencies such as the euro, Canadian dollar, Chinese yuan and Norwegian krone. Any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

We may face regulatory limitations on our ability to sell vehicles directly which could materially and adversely affect our ability to sell our electric vehicles.

We sell our vehicles directly to consumers using means that we believe will maximize our reach, currently including through our website and our own stores. While we intend to continue to leverage our most effective sales strategies, we may not be able to sell our vehicles through our own stores in each state in the U.S., as some states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model. In certain states in which we are not able to obtain dealer licenses, we have opened galleries, which are not full sales locations.

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

We provide guidance regarding our expected financial and business performance, such as projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate current occupancy size and primary use of our principal leased and owned facilities:

Location	Approximate Size of Facilities (in Square Feet)		Primary Use	Lease Expiration Date
Fremont, California	5,500,000		Manufacturing, administration, engineering, service, delivery and warehouse	Owned building
Sparks, Nevada	5,024,350	*	Gigafactory 1, production of lithium-ion battery cells and vehicle drive units	Owned building
Tilburg, Netherlands	1,688,217		Manufacturing, administration, engineering and service	November 2023 - June 2028
Fremont, California	1,237,772		Administration, manufacturing and engineering	October 2025 - June 2030
Livermore, California	1,002,703		Warehouse	October 2026
Lathrop, California	885,867		Warehouse and manufacturing	September 2024 - February 2030
Sparks, Nevada	632,445		Warehouse	December 2019 - December 2020
Lathrop, California	496,888		Manufacturing	Owned building
Palo Alto, California	350,000		Administration and engineering	January 2022
Taipei City, Taiwan	283,790		Warehouse, administration and service	February 2022
Elkridge, Maryland	176,651		Warehouse	October 2023
Grand Rapids, Michigan	176,606		Manufacturing	May 2025
Draper, Utah	154,846		Administration	October 2027
Hawthorne, California	132,250		Engineering	December 2022
Bethlehem, Pennsylvania	130,971		Warehouse	April 2022

* These facilities are currently in construction and the approximate square footage as presented represent the current occupancy as of December 31, 2018.

In addition to the properties included in the table above, we also lease a large number of properties in North America, Europe and Asia for our retail and service locations, Supercharger sites, solar installation and maintenance warehouses and regional administrative and sales offices for our solar business. Our properties are used to support both of our reporting segments.

We will begin leasing a 1.1 million square feet solar manufacturing facility (Gigafactory 2 in Buffalo, New York) for an initial term of 10 years and a 0.9 million square feet warehouse and manufacturing facility in Lathrop, California for an initial term of 11.5 years upon construction completion of the facilities. Additionally, we purchased the land use rights with an initial term of 50 years for Gigafactory Shanghai in December 2018 and began construction of the facility in January 2019. Once construction has completed, we expect the building to have a capacity of 4.5 million square feet.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 17, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Holders

As of January 31, 2018, there were 1,145 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison, from January 1, 2014 through December 31, 2018, of the cumulative total return on our common stock, The NASDAQ Composite Index and a group of all public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2014 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Exercises of Warrants

In connection with the offering in 2013 of our 1.50% Convertible Senior Notes due 2018, we sold warrants to each of Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (the “Warrantholders”). Between October 1, 2018 and October 31, 2018, we issued an aggregate of 132,977 shares of our common stock to the Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act.

Private Placement to CEO

On November 9, 2018, we sold 56,915 shares of our common stock to our CEO in a private placement pursuant to an exemption from registration provided by Rule 4(a)(2) of the Securities Act, at a per share price equal to the last closing price of our stock prior to the execution of the purchase agreement, and received total cash proceeds of $20.0 million.

Conversion of Convertible Senior Notes

On December 17, 2018, we issued 10 shares of our common stock to a former holder of the 1.625% Convertible Senior Notes due in 2019 issued by our subsidiary in connection with such holder’s conversion of $8,000 in principal amount of such notes. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below (in thousands, except per share data).

	Year Ended December 31,
	2018 (2)	2017	2016 (1)	2015	2014
Consolidated Statements of Operations Data:
Total revenues	$21,461,268	$11,758,751	$7,000,132	$4,046,025	$3,198,356
Gross profit	$4,042,021	$2,222,487	$1,599,257	$923,503	$881,671
Loss from operations	$(388,073)	$(1,632,086)	$(667,340)	$(716,629)	$(186,689)
Net loss attributable to common stockholders	$(976,091)	$(1,961,400)	$(674,914)	$(888,663)	$(294,040)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(5.72)	$(11.83)	$(4.68)	$(6.93)	$(2.36)
Weighted average shares used in computing net loss per share of common stock, basic and diluted	170,525	165,758	144,212	128,202	124,539

	As of December 31,
	2018 (2)	2017	2016 (1)	2015	2014
Consolidated Balance Sheet Data:
Working (deficit) capital	$(1,685,828)	$(1,104,150)	$432,791	$(29,029)	$1,072,907
Total assets	29,739,614	28,655,372	22,664,076	8,067,939	5,830,667
Total long-term obligations	13,433,874	15,348,310	10,923,162	4,125,915	2,753,595

(1)

We acquired SolarCity Corporation (“SolarCity”) on November 21, 2016. SolarCity’s financial positions have been included in our financial positions from the acquisition date. See Note 3, Business Combinations, of the notes to the consolidated financial statements for additional information regarding this transaction.

(2)

Includes the impact of the adoption of the new revenue recognition accounting standard in 2018. Prior periods have not been revised. See Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview and 2018 Highlights

Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer maintenance, installation, operation and other services related to our products.

Automotive

Our production vehicle fleet includes our Model S premium sedan and our Model X SUV, which are our highest-performance vehicles, and our Model 3, a lower-priced sedan designed for the mass market. We continue to enhance our vehicle offerings with enhanced Autopilot options, internet connectivity and free over-the-air software updates to provide additional safety, convenience and performance features. In addition, we have several future electric vehicles in our product pipeline, including Model Y, Tesla Semi, a pickup truck and a new version of the Tesla Roadster.

In 2018, we continued to scale our automotive operations, particularly our ramp of Model 3, and achieved total production of 254,530 vehicles and delivered 245,506 vehicles, representing year-over-year increases of approximately 152% and 138%, respectively.

Energy Generation and Storage

We lease and sell retrofit solar energy systems and sell renewable energy and energy storage products to our customers, and are ramping our Solar Roof product that combines solar energy generation with attractive, integrated styling. Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall, mostly for residential applications, and Powerpack, for commercial, industrial and utility-scale applications.

During 2018, we deployed 1.04 GWh of energy storage products, nearly tripling our 358 MWh of energy storage deployments during 2017. We also deployed 326 megawatts (“MW”) of solar energy generation during 2018.

Management Opportunities, Challenges and Risks and 2019 Outlook

Automotive Demand, Production and Deliveries

Our goal is to produce the world’s highest quality vehicles as quickly and as cost-effectively as possible with a priority on workplace health and safety. The worldwide automotive markets for alternative fuel vehicles and self-driving technology are highly competitive and we expect them to become even more so. A growing number of companies, including established automakers, have announced plans to expand, and in some cases fully transition to, production of electric or environmentally friendly vehicles, and/or to develop self-driving technologies. However, we believe that the unique features of our vehicles, the safety aspects of each of our vehicles, our constant innovation, our growing brand, the increased affordability introduced with Model 3, the innovation and expansion of our global retail, service and charging operations and infrastructure and our future vehicles will continue to generate incremental demand for our vehicles by making our vehicles accessible to larger and previously untapped consumer and commercial markets.

Model 3 was the best-selling premium vehicle in the United States in 2018. Vehicles traded in to us by Model 3 customers continue to suggest the existence of a wider addressable market for this vehicle than existing owners of mid-sized premium sedans. Moreover, as we have offered only the long-range, mid-range and performance variants of Model 3 thus far, we believe that we will see increased demand with the introduction of less expensive variants, such as a version with a base price of $35,000 that we intend to offer in the future, and additional financing options. We commenced in January 2019 production of Model 3 for Europe and China, each of which we believe has a much larger mid-sized premium sedan market than North America, where we have exclusively delivered Model 3 to date. We also believe that we have an advantage over our competitors with respect to our battery and powertrain technology, as our vehicles’ EPA-rated range per kWh is expected to be superior to that of other electric vehicles to be introduced in the near term, and we have the ability to improve our vehicles through over-the-air software updates. We are producing variants (including regional versions) of Model 3 in accordance with the demand that we expect for them, however, and we have finite production capabilities with long lead times associated with procuring certain parts. If our Model 3 demand expectations prove inaccurate or we experience delays in introducing planned additional variants, including as we begin offering Model 3 in new markets, we may not be able to timely generate sales matched to the specific vehicles that we have the capacity to produce. We may also be impacted by trade policies, political uncertainty and economic cycles involving geographic regions where we have significant operations. Sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations and retail strategies. In addition, the federal tax credit for the purchase of a qualified electric vehicle in the U.S. was reduced to $3,750 for any Tesla vehicle delivered during the first or second quarter of 2019, and will be further reduced to $1,875 for each Tesla vehicle delivered in the third or fourth quarter of 2019 and to $0 for each Tesla vehicle delivered thereafter. We believe that this phase-out likely pulled forward some vehicle demand into 2018 and could create similar pull-forwards in 2019 before each further step reduction in the federal tax credit. In the long run, we do not expect a meaningful impact to our sales in the U.S., as we believe that each of our vehicle models offers a compelling proposition even without incentives. Globally, we are also working to, and in some cases have already begun to, increase the value proposition and affordability of our offerings to customers and offer other financing arrangements over time. For example, we intend to introduce leasing options for Model 3.

Our Model 3 production ramped dramatically during 2018, and we expect to continue to grow Model 3 production to a sustained rate of 7,000 vehicles per week at our Tesla Factory by the end of 2019 as we ramp international deliveries.  We remain focused on further cost improvements and on increasing the affordability of Model 3. Furthermore, in January 2019 we commenced construction of our Gigafactory Shanghai in China. We expect to build a production process that is optimized and simplified for Model 3 production, comprised of stamping, body joining and paint shops and general assembly, at Gigafactory Shanghai to begin production of certain trims of Model 3 for China by the end of 2019. We believe that the efficiencies of local production, as well as avoiding certain tariffs on U.S.-manufactured vehicles, will allow us to offer Model 3 at a lower average selling price in the largest market for electric vehicles in the world. Inclusive of Gigafactory Shanghai, our goal is to be able to produce 10,000 Model 3 vehicles per week on a sustained basis, and an annualized output rate in excess of 500,000 Model 3 vehicles sometime between the fourth quarter of 2019 and the second quarter of 2020. However, the timeframe for Gigafactory Shanghai is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online. Ultimately, achieving increased Model 3 production cost-effectively will require that we timely address any additional bottlenecks that may arise as we continue to ramp, and establish sustained supplier capacity, including locally at Gigafactory Shanghai.

We also recently discontinued new custom orders for the 75 kWh versions of Model S and Model X to focus on longer range versions of our highest-performance flagship vehicles and further differentiate them from Model 3. We have gradually increased the level of option standardization across these models, and this latest step and our increasing production efficiency have allowed us to reduce the production hours for them while preserving the flexibility to increase output as necessary. As Model S and Model X are produced in the U.S., for the foreseeable future we could be impacted by increased import duties on components sourced from China, as well as by tariffs on vehicles exported to China, although we intend to partially divert such deliveries to North America and Europe, if necessary.

Advancing our customer-facing infrastructure remains a top priority. Delivering vehicles to our customers and the related logistics were challenging during 2018, but we continue to improve these processes to maximize customer satisfaction, including by purchasing our own car-hauling trucks. We are also expanding our servicing capabilities for our rapidly growing customer vehicle fleet, including by growing our service locations and Mobile Service fleet, moving to two-shift operations at service centers where needed, and optimizing our parts distribution network. We are also updating the Tesla mobile app for scheduling service appointments in order to increase customer convenience. As sales of Tesla vehicles ramp further, we plan to continue to open new Tesla retail locations, service centers and body shops around the world, and we plan to continue to expand our Mobile Service fleet. We also plan to continue to significantly increase the number of Superchargers and Destination Charging connectors globally, as well as evolve our Supercharger technology to enable faster charging times while reducing our related costs. However, we will have to stabilize and sustain our delivery and logistics model to deliver an increasing number of vehicles, and we have only limited experience with this at scale, particularly in markets outside of North America. Moreover, if our growing fleet of customer vehicles, particularly Model 3, experiences unexpected reliability issues, it could overburden our servicing capabilities.

Finally, we are making progress with our self-driving technology, as well as the Autopilot features in our vehicles. Our neural net and functionality continue to improve, and we frequently release minor software updates and from time to time release key version updates. Recently, we launched a “Navigate on Autopilot” feature that allows enabled Tesla vehicles under appropriate circumstances and driver input to change lanes, transition between freeways and exit freeways. While we are subject to regulatory constraints over which we have no control, our ultimate goal is to achieve full autonomy.  Additionally, there is growing competition from other automobile and technology companies in the area of self-driving.

Energy Generation and Storage Demand, Production and Deployment

We are continuing to reduce customer acquisition costs of our energy generation products, transitioning away from former channel partners and shifting our sales strategy significantly to sell these products in Tesla stores and on our website and through cross-selling opportunities to our expanding base of vehicle owners.  As we continue to implement this strategy, we expect that our retrofit solar system deployments will decrease slightly before stabilizing and growing in the second half of the year, including through cross-selling opportunities to our expanding base of vehicle owners. Our emphasis for retrofit solar products remains on executing projects for upfront cash generation and profitability, rather than absolute volume growth, such as by reducing the mix of leased systems and prioritizing residential installations that are combined with our energy storage products.

We are continuing with the design iterations and testing on our Solar Roof product, and we are continuing installations at a slow pace with the expectation that we will ramp production with significantly improved manufacturing capabilities during 2019.

We expect our energy storage products to continue to experience significant growth, and we are targeting to more than double our deployments to over 2 GWh in 2019. We see opportunities in North America as well as in Australia and Europe, where energy storage coupled with solar generation may mitigate typically higher electricity rates, as well as for projects to increase energy grid reliability. We are continuing to ramp production for these products at Gigafactory 1, including through a new production line, and we have seen further manufacturing efficiencies and improvements in our installation processes as we ramp.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Capital expenditures in 2019 are projected to be approximately $2.5 billion, mostly to support increases in Model 3 production capacity at Gigafactory 1 and the Tesla Factory, the establishment of Model 3 production capacity at Gigafactory Shanghai, and the addition of manufacturing capacity for Model Y, which we intend to produce in volume by the end of 2020, as well as the ongoing expansion of our retail locations, service centers, body shops, Mobile Service fleet, and Supercharger stations.

Generally, we expect operating expenses as a percentage of revenue to continue to decrease in the future due to increases in expected revenues and as we focus on increasing operational efficiency. In addition, due to our cost management efforts to maximize operational efficiency, we expect operating expenses in 2019 to grow by less than 10% from 2018.

In March 2018, our stockholders approved a new 10-year CEO performance award for Elon Musk with vesting contingent on achieving market capitalization and operational milestones (the “2018 CEO Performance Award”). Consequently, we may incur significant additional non-cash stock-based compensation expense over the term of the award as each operational milestone becomes probable of vesting.

Automotive Financing Options

We offer financing arrangements for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offer resale value guarantees or similar buy-back terms to certain customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. We also offer resale value guarantees in connection with automotive sales to certain leasing partners. Currently, both programs are available only in certain international markets. Resale value guarantees available for exercise within the 12 months following December 31, 2018 totaled $149.7 million in value.

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

Vehicle deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. While we do not assume any credit risk related to the customer, if a customer exercises the option to return the vehicle to us, we are exposed to liquidity risk that the resale value of vehicles under these programs may be lower than our guarantee, or the volume of vehicles returned to us may be higher than our estimates or we may be unable to resell the used vehicles in a timely manner, all of which could adversely impact our cash flows. To date, we have only had an insignificant number of customers who exercised their resale value guarantees and returned their vehicles to us. Based on current market demand for our vehicles, we estimate the resale prices for our vehicles will continue to be above our resale value guarantee amounts, but resale prices may inherently fluctuate depending on various factors such as supply and demand of our used vehicles, economic cycles and the pricing of new vehicles. Should market values of our vehicles or customer demand decrease, these estimates may be impacted materially.

We currently offer Model S and Model X leasing directly through our local subsidiaries in the U.S. and Canada. We also offer leasing through leasing partners in certain jurisdictions. Leasing through our captive financing entities and our leasing partners exposes us to residual value risk. In addition, for leases offered directly from our captive financing entities, we assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flows could be negatively impacted.

Energy Generation and Storage Financing Options

We offer our customers the choice to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various contractual arrangements. These contractual arrangements include long-term leases and PPAs. In both structures, we install our solar energy systems at our customer’s premises and charge the customer a monthly fee. In the lease structure, this monthly payment is fixed with a minimum production guarantee. In the PPA structure, we charge customers a fee per kilowatt-hour, or kWh, based on the amount of electricity the solar energy system actually produces. The leases and PPAs are typically for 20 years with a renewal option, and the specified monthly fees are subject to annual escalations.

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

Gigafactory 1

We continue to develop Gigafactory 1 as a facility where we work together with our suppliers to integrate production of battery material, cells, modules, battery packs and drive units in one location for vehicles and energy storage products. We also continue to invest in the future expansion of Gigafactory 1 and in additional production capacity there. For example, we have announced that we will likely manufacture Model Y at Gigafactory 1.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to financing obligations. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the year ended December 31, 2018, we recorded $766.6 million on the consolidated balance sheet.

While we currently believe that our progress at Gigafactory 1 will allow us to reach our production targets, our ultimate ability to do so will require us to resolve the types of challenges that are typical of a production ramp. For example, we have in the past experienced bottlenecks in the assembly of battery modules at Gigafactory 1, which negatively affected our production of Model 3. While we continue to resolve such issues at Gigafactory 1 as they arise, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating Gigafactory 1 exceeding our current expectations and Gigafactory 1 taking longer to expand than we currently anticipate.

Gigafactory 2

We have an agreement with the SUNY Foundation for the construction of a factory with the intended capacity to produce at least 1.0 GW of solar products annually in Buffalo, New York, referred to as Gigafactory 2. In December 2016, we entered into an agreement with Panasonic under which it manufactures custom PV cells and modules for us, primarily at Gigafactory 2, and we purchase certain quantities of PV cells and modules from Panasonic during the 10-year term.

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

Gigafactory Shanghai

We are constructing Gigafactory Shanghai in order to significantly increase the affordability of Model 3 for customers in China by reducing transportation and manufacturing costs and eliminating certain tariffs on vehicles imported from the U.S. We broke ground in January 2019, and subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online, we expect to begin production of certain trims of Model 3 at Gigafactory Shanghai by the end of 2019. We expect much of the investment in Gigafactory Shanghai to be provided through local debt financing, supported by limited direct capital expenditures by us. Moreover, we are targeting the capital expenditures per unit of production capacity at this factory to be less than that of our Model 3 production at the Tesla Factory, from which we have drawn learnings that should allow us to simplify our manufacturing layout and processes at Gigafactory Shanghai.

Other Manufacturing

We continue to expand production capacity at our existing facilities and construct our planned facilities, and continually explore additional production capacity internationally.

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

Revenue Recognition

Adoption of new revenue standard

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, (“new revenue standard”) using the modified retrospective method. The new revenue standard had a material impact in our consolidated financial statements. For further discussion, refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Automotive Segment

Automotive Sales Revenue

Automotive Sales without Resale Value Guarantee

Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under the new revenue standard, including access to our Supercharger network, internet connectivity, Autopilot, full self-driving and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Other features and services such as access to our Supercharger network, internet connectivity and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle or the eight-year life of the vehicle. Revenue related to Autopilot and full self-driving features is recognized when functionality is delivered to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

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

Costs to obtain a contract mainly relate to commissions paid to our sales personnel for the sale of vehicles. Commissions are not paid on other obligations such as access to our Supercharger network, internet connectivity, Autopilot, full self-driving and over-the-air software updates. As our contract costs related to automotive sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred. Amounts billed to customers related to shipping and handling are classified as automotive revenue, and we have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories have transferred to the customer as an expense in cost of revenues. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Automotive Sales with Resale Value Guarantee

We offer resale value guarantees or similar buy-back terms to certain international customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. We also offer resale value guarantees in connection with automotive sales to certain leasing partners. Under these programs, we receive full payment for the vehicle sales price at the time of delivery and our counterparty has the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value.

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

Direct Vehicle Leasing Program

We have outstanding leases under our direct vehicle leasing programs in certain locations in the U.S., Canada and Europe. Currently, the direct vehicle leasing program is only offered for new leases to qualified customers in the U.S. and Canada. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue.

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

Vehicle Sales to Leasing Partners with a Resale Value Guarantee and a Buyback Option

We offer buyback options in connection with automotive sales with resale value guarantees to certain leasing partner sales in the United States. These transactions entail a transfer of leases, which we have originated with an end-customer, to our leasing partner. As control of the vehicles has not been transferred in accordance with the new revenue standard, these transactions continue to be accounted for as interest bearing collateralized borrowings in accordance with ASC 840, Leases. Under this program, cash is received for the full price of the vehicle and the collateralized borrowing value is generally recorded within resale value guarantees and the customer upfront deposit is recorded within deferred revenue. We amortize the deferred revenue amount to automotive leasing revenue on a straight-line basis over the option period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheet, and we record depreciation from these vehicles to cost of automotive leasing revenue during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease (repayments) borrowings within cash flows from financing activities in the consolidated statement of cash flows.

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

Services and Other Revenue

Services and other revenue consists of non-warranty after-sales vehicle services, sales of used vehicles, sales of electric vehicle components and systems to other manufacturers, retail merchandise, and sales by our acquired subsidiaries to third party customers. There were no significant changes to the timing or amount of revenue recognition as a result of our adoption of the new revenue standard.

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

Energy Generation and Storage Segment

Energy Generation and Storage Sales

Energy generation and storage revenues consists of the sale of solar energy systems and energy storage systems to residential, small commercial, and large commercial and utility grade customers. Sales of solar energy systems to residential and small scale commercial customers consist of the engineering, design, and installation of the system. Post-installation, residential and small scale commercial customers receive a proprietary monitoring system that captures and displays historical energy generation data. Residential and small scale commercial customers pay the full purchase price of the solar energy system upfront. Revenue for the design and installation obligation is recognized when control transfers, which is when we install a solar energy system and the system passes inspection by the utility or the authority having jurisdiction. Revenue for the monitoring service is recognized ratably as a stand-ready obligation over the warranty period of the solar energy system. Sales of energy storage systems to residential and small scale commercial customers consist of the installation of the energy storage system and revenue is recognized when control transfers, which is when the product has been delivered or, if we are performing installation, when installed and accepted by the customer. Payment for such storage systems is made upon invoice or in accordance with payment terms customary to the business.

For large commercial and utility grade solar energy system and energy storage system sales which consist of the engineering, design, and installation of the system, customers make milestone payments that are consistent with contract-specific phases of a project. Revenue from such contracts is recognized over time using percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Certain large-scale commercial and utility grade solar energy system and energy storage system sales also include operations and maintenance service which are negotiated with the design and installation contracts and are thus considered to be a combined contract with the design and installation service. For certain large commercial and utility grade solar energy systems and energy storage systems where percentage of completion method does not apply, revenue is recognized when control transfers, which is when the product has been delivered to the customer for energy storage systems and when the project has received permission to operate from the utility for solar energy systems. Operations and maintenance service revenue is recognized ratably over the respective contract term. Customer payments for such services are usually paid annually or quarterly in advance.

In instances where there are multiple performance obligations in a single contract, we allocate the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin or using market data for comparable products. Costs incurred on the sale of residential installations before the solar energy systems are completed are included as work in process within inventory in the consolidated balance sheets. However, any fees that are paid or payable by us to a solar loan lender would be recognized as an offset against revenue. Costs to obtain a contract relate mainly to commissions paid to our sales personnel related to the sale of solar energy systems and energy storage systems. As our contract costs related to solar energy system and energy storage system sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred.

As part of our solar energy system and energy storage system contracts, we may provide the customer with performance guarantees that warrant that the underlying system will meet or exceed the minimum energy generation or retention requirements specified in the contract. In certain instances, we may receive a bonus payment if the system performs above a specified level. Conversely, if a solar energy system or energy storage system does not meet the performance guarantee requirements, we may be required to pay liquidated damages. Other forms of variable consideration related to our large commercial and utility grade solar energy system and energy storage system contracts include variable customer payments that will be made based on our energy market participation activities. Such guarantees and variable customer payments represent a form of variable consideration and are estimated at contract inception at their most likely amount and updated at the end of each reporting period as additional performance data becomes available. Such estimates are included in the transaction price only to the extent that it is probable a significant reversal of revenue will not occur.

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term.

Energy Generation and Storage Leasing

For revenue arrangements where we are the lessor under operating lease agreements for energy generation and storage products, we record lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria have been met. The difference between the payments received and the revenue recognized is recorded as deferred revenue on the consolidated balance sheet.

For solar energy systems where customers purchase electricity from us under PPAs, we have determined that these agreements should be accounted for as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term.

We capitalize initial direct costs from the origination of solar energy system leases or PPAs, which include the incremental cost of contract administration, referral fees and sales commissions, as an element of solar energy systems, leased and to be leased, net, and subsequently amortize these costs over the term of the related lease or PPA.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles and energy storage products, which approximates actual cost on a first-in, first-out basis. In addition, cost for solar energy systems is recorded using actual cost. We record inventory write-downs for excess or obsolete inventories based upon assumptions about on current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.

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

Warranties

We provide a manufacturer’s warranty on all new and used vehicles, production powertrain components and systems and energy storage products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or PPAs, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheet. Due to the adoption of the new revenue standard, automotive sales with resale value guarantees that were previously recorded within operating lease assets require a corresponding warranty accrual. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (“RSUs”) granted to employees and our employee stock purchase plan (the “ESPP”) to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock option awards with only service conditions and ESPP is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and RSUs and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period (prior to 2017, net of estimated projected forfeitures).

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

As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in cost of revenues, research and development expense and selling, general and administrative expense in the consolidated statements of operations.

Income Taxes

We are subject to federal and state taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union and a number of other countries are actively considering changes in this regard. As of December 31, 2018, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We were required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the consolidated balance sheets and consolidated statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. As such, in accordance with SAB 118, we completed our analysis during the fourth quarter of 2018 considering current legislation and guidance resulting in no material adjustments from the provisional amounts recorded during the prior year.

Principles of Consolidation

The consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of ASC 810, Consolidation, we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We form VIEs with our financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with our solar energy systems and leases under our direct vehicle leasing programs. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

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

Results of Operations

Revenues

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Automotive sales	$17,631,522	$8,534,752	$5,589,007	$9,096,770	107%	$2,945,745	53%
Automotive leasing	883,461	1,106,548	761,759	(223,087)	-20%	344,789	45%
Total automotive revenues	18,514,983	9,641,300	6,350,766	8,873,683	92%	3,290,534	52%
Services and other	1,391,041	1,001,185	467,972	389,856	39%	533,213	114%
Total automotive & services and other segment revenue	19,906,024	10,642,485	6,818,738	9,263,539	87%	3,823,747	56%
Energy generation and storage segment revenue	1,555,244	1,116,266	181,394	438,978	39%	934,872	515%
Total revenues	$21,461,268	$11,758,751	$7,000,132	$9,702,517	83%	$4,758,619	68%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to sale of new Model S, Model X and Model 3 vehicles, including access to our Supercharger network, internet connectivity, Autopilot, full self-driving and over-the-air software updates, as well as sales of regulatory credits to other automotive manufacturers. Our revenue from non-ZEV regulatory credits generally follows our production and delivery trends as we have long-term contracts with existing customers for the sale of these credits. However, as we do not have long-term contracts for ZEV credit sales, revenue from sale of ZEV credits fluctuate by quarter depending on when a contract is executed with a buyer. For example, our revenue from ZEV credit sales in the three months ended December 31, 2017 was $179.1 million while it was $0 in the three months ended June 30, 2018.

Automotive leasing revenue includes the amortization of revenue for Model S and Model X vehicles under direct lease agreements as well as those sold with resale value guarantees accounted for as operating leases under lease accounting. We do not yet offer leasing for Model 3 vehicles.

Services and other revenue consists of non-warranty after-sales vehicle services, sales of used vehicles, sales of electric vehicle components and systems to other manufacturers, retail merchandise, and sales by our acquired subsidiaries to third party customers.

2018 Compared to 2017

Automotive sales revenue increased $9.10 billion, or 107%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to an increase of approximately 144,330 Model 3 deliveries from our significant production ramp in the year ended December 31, 2018, delivered at average selling prices that remained relatively consistent year-over-year. Additionally, we recognized $1.40 billion of additional automotive sales revenue due to the adoption of the new revenue standard and an increase of $58.3 million in sales of regulatory credits to $418.6 million in the year ended December 31, 2018. ZEV credits sales were $103.4 million and non-ZEV regulatory credits sales were $315.2 million in the year ended December 31, 2018, compared to $279.7 million ZEV credit sales and $80.6 million in non-ZEV regulatory credit sales in the year ended December 31, 2017. The growth in non-ZEV regulatory credits year-over-year was generally consistent with the delivery volume growth. The above increases in revenue were offset by a decrease of approximately 3,240 Model S and Model X deliveries during the year ended December 31, 2018, excluding the impact of adoption of the new revenue standard, at average selling prices that remained relatively consistent as compared to the year ended December 31, 2017.

Automotive leasing revenue decreased $223.1 million, or 20%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily due to a downward adjustment of $832.7 million from the adoption of the new revenue standard, partially offset by an increase in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the year ended December 31, 2017. When our counterparty retains ownership, any remaining balances within deferred revenue and resale value guarantee are settled to automotive leasing revenue.

Services and other revenue increased $389.9 million, or 39%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to an increase in used vehicle sales from an increased volume of trade-in vehicles, partially offset by lower average selling prices for used vehicles sales due to an increase in trade-ins of relatively lower priced non-Tesla vehicles in the year ended December 31, 2018. Additionally, there was an increase in non-warranty maintenance services revenue as our fleet continues to grow. These increases were partially offset by a decrease in powertrain sales to another automobile manufacturer as we wound down the program in 2017.

2017 Compared to 2016

Automotive sales revenue increased $2.95 billion, or 53%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily related to a 58% increase in deliveries to 80,060 vehicles resulting from increased sales of Model S and Model X, at average selling prices that remained relatively consistent as compared to the prior period, as well as sales of 1,764 Model 3 vehicles since its launch in the third quarter of 2017. Additionally, sales of regulatory credits increased by $58.0 million to $360.3 million in the year ended December 31, 2017. ZEV credits sales were $279.7 million and non-ZEV regulatory credits sales were $80.6 million in the year ended December 31, 2017, compared to $215.4 million ZEV credit sales and $86.9 million in non-ZEV regulatory credit sales in the year ended December 31, 2016. The increases were partially offset by additional deferrals of Autopilot 2.0 revenue in the year ended December 31, 2017.

Automotive leasing revenue increased $344.8 million, or 45%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to an approximately 30% increase in the number of vehicles under leasing programs or programs with a resale value guarantee compared to the year ended December 31, 2016. In addition, during the year ended December 31, 2017, we recognized an increase of $23.4 million of automotive leasing revenue upon early payoff and expiration of resale value guarantees as compared to the year ended December 31, 2016.

Service and other revenue increased $533.2 million, or 114%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to an increase in used vehicle sales as a result of increased automotive sales as well as from the expansion of our trade-in program. Additionally, there was a $41.1 million increase from the inclusion of engineering service revenue from Grohmann Engineering GmbH (now Tesla Grohmann Automation GmbH, which we acquired on January 3, 2017, and a $68.4 million increase in non-warranty maintenance services revenue as our fleet continued to grow during the year ended December 31, 2017.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sale of solar energy systems and energy storage products, leasing revenue from solar energy systems under operating leases and PPAs and the sale of solar energy systems incentives.

2018 Compared to 2017

Energy generation and storage revenue increased by $439.0 million, or 39%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to increases in deployments of Powerpack, Powerwall, and cash and loan solar energy systems projects. The increase in Powerpack revenue was significant year-over-year due to increases in revenue recognized for commercial projects, most predominantly $81.2 million for the South Australia battery project. Additionally, we increased Powerwall production in the year ended December 31, 2018, which helped us to continue to work through our energy storage order backlog.

2017 Compared to 2016

Energy generation and storage revenue increased by $934.9 million, or 515%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, predominantly due to the inclusion of the full-year of revenue from our solar business, which we gained by acquiring SolarCity on November 21, 2016.

Cost of Revenues and Gross Margin

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Cost of revenues
Automotive sales	$13,685,572	$6,724,480	$4,268,087	$6,961,092	104%	$2,456,393	58%
Automotive leasing	488,425	708,224	481,994	(219,799)	-31%	226,230	47%
Total automotive cost of revenues	14,173,997	7,432,704	4,750,081	6,741,293	91%	2,682,623	56%
Services and other	1,880,354	1,229,022	472,462	651,332	53%	756,560	160%
Total automotive & services and other segment cost of revenues	16,054,351	8,661,726	5,222,543	7,392,625	85%	3,439,183	66%
Energy generation and storage segment	1,364,896	874,538	178,332	490,358	56%	696,206	390%
Total cost of revenues	$17,419,247	$9,536,264	$5,400,875	$7,882,983	83%	$4,135,389	77%

Gross profit total automotive	$4,340,986	$2,208,596	$1,600,685
Gross margin total automotive	23%	23%	25%

Gross profit total automotive & services and other segment	$3,851,673	$1,980,759	$1,596,195
Gross margin total automotive & services and other segment	19%	19%	23%

Gross profit energy generation and storage segment	$190,348	$241,728	$3,062
Gross margin energy generation and storage segment	12%	22%	2%

Total gross profit	$4,042,021	$2,222,487	$1,599,257
Total gross margin	19%	19%	23%

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

Costs of services and other revenue includes costs associated with providing non-warranty after-sales services, costs to acquire and certify used vehicles, and costs for retail merchandise. Cost of services and other revenue also includes direct parts, material and labor costs, manufacturing overhead associated with the sales of electric vehicle components and systems to other manufacturers and sales by our acquired subsidiaries to third party customers.

2018 Compared to 2017

Cost of automotive sales revenue increased $6.96 billion, or 104%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to a significantly higher volume of Model 3 vehicles deliveries in 2018 and the recognition of $969.8 million of additional cost of automotive sales revenue due to the adoption of the new revenue standard. These increases were partially offset by significant reductions in Model 3 average costs per unit compared to the year ended December 31, 2017 primarily due to temporary under-utilization of manufacturing capacity at lower production volumes in 2017 and other cost efficiencies. Additionally, there were lower overall costs for Model S and Model X cash deliveries from approximately 3,240 fewer units delivered year-over-year and reductions in combined Model S and Model X average costs per unit as a result of increased manufacturing efficiencies.

Cost of automotive leasing revenue decreased $219.8 million, or 31%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily due to a downward adjustment of $624.4 million from the adoption of the new revenue standard, partially offset by increased cost of automotive leasing revenue from an increase in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the year ended December 31, 2017. When our counterparty retains ownership, the net book value of the leased vehicle of the lease vehicle is expensed to cost of automotive leasing revenue.

Cost of services and other revenue increased $651.3 million, or 53%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to the increase in the cost of our new service centers, additional service personnel in existing and new service centers, Mobile Service capabilities, parts distribution centers and investment in new body shops to provide maintenance services to our rapidly growing fleet of vehicles. Additionally, there was an overall increase in the cost of used vehicle sales from the increased volume of relatively lower priced non-Tesla trade-in vehicles. These increases were partially offset by a decrease in cost of powertrain sales to another automobile manufacturer as we wound down the program in 2017.

Gross margin for total automotive remained relatively consistent at 23% in the years ended December 31, 2018 and 2017. There were increases from improved Model S and Model X combined margins as costs per unit decreased year-over-year from continuing manufacturing efficiencies and an increase in regulatory credits sales, which have no associated costs. The increases were partially offset by margin dilution from Model 3 despite Model 3 margins improving year-over-year. The higher proportion of Model 3 as a percentage of our total automotive sales in the year ended December 31, 2018 lowered our overall gross margin for total automotive as Model 3 had a lower annualized margin than Model S and Model X due to temporary under-utilization of manufacturing capacity at lower production volumes in the first half of 2018 and as we have yet to achieve significant manufacturing efficiencies in the production of Model 3.

Gross margin for total automotive & services and other segment remained relatively consistent at 19% in the years ended December 31, 2018 and 2017 primarily due to the automotive gross margin impacts discussed above. Services and other has historically operated at lower margins than our automotive sales and leasing business but has a small impact on the overall segment margin because of its relatively small revenue base.

2017 Compared to 2016

Cost of automotive sales revenues increased $2.46 billion, or 58%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to a 58% increase in vehicle deliveries resulting from increased sales of Model S and Model X, as well as the commencement of deliveries of Model 3 in the third quarter of 2017.

Cost of automotive leasing revenue increased $226.2 million, or 47%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to an approximately 30% increase in the number of vehicles under leasing programs or programs with a resale value guarantee compared to the year ended December 31, 2016. In addition, during the year ended December 31, 2017, we recognized an increase of $23.4 million in cost of automotive leasing revenue upon early payoff and the expiration of resale value guarantees.

Cost of services and other revenue increased $756.6 million, or 160%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in cost of used vehicle sales due to increased volume and the increase in cost to provide maintenance services as our fleet continues to grow.

Gross margin for total automotive decreased from 25% to 23% in the year ended December 31, 2017 compared to the year ended December 31, 2016. The commencement of deliveries of Model 3 in the third quarter of 2017 whereby the full operating costs and depreciation were recorded at much lower production volumes as production ramps and increases in early payoffs and expirations of resale value guarantees year-over-year contributed to the lower gross margin. Lower material and manufacturing costs for Model S and Model X, as we further improved our vehicle production processes and the partial recognition of autopilot 2.0 revenue in the year ended December 31, 2017 partially offset the overall decrease.

Gross margin for total automotive & services and other segment decreased from 23% to 19% in the year ended December 31, 2017 compared to the year ended December 31, 2016. These decreases are driven by the factors impacting gross margin for total automotive, as explained above, as well as higher costs of maintenance service.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue includes direct and indirect material and labor costs, warehouse rent, freight, warranty expense, other overhead costs and amortization of certain acquired intangible assets. In addition, where arrangements are accounted for as operating leases, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs.

2018 Compared to 2017

Cost of energy generation and storage revenue increased by $490.4 million, or 56%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to increases in deployments of Powerpack, Powerwall, and cash and loan solar energy system projects. The increase in Powerpack cost of revenue was significant year-over-year due to increases in cost of revenue recognized for commercial projects, most predominantly $72.5 million for the South Australia battery project. Additionally, costs for cash and loan solar energy system projects have increased from higher installation costs, higher allocation of overhead costs from lower deployment of solar projects overall, and certain warranty related one-time charges. There were also higher costs for our solar energy system leasing arrangements due to impairment charges and higher costs from temporary manufacturing under-utilization of our Solar Roof ramp.

Gross margin for energy generation and storage decreased from 22% to 12% in the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily due to the higher proportion of energy storage of our overall energy generation and storage portfolio, due to a three-fold growth of MWh of energy storage deployments in the year ended December 31, 2018. Although energy storage margins have improved significantly as compared to the year ended December 31, 2017, it continues to operate at a lower margin than our solar business, thereby having a greater dilutive impact on our gross margin in the year ended December 31, 2018. Additionally, increases in costs for our cash and loan solar energy system projects, impairment charges on solar energy system leasing arrangements, and temporary manufacturing under-utilization of our Solar Roof ramp have further contributed to the decrease in gross margin.

2017 Compared to 2016

Cost of energy generation and storage revenue increased by $696.2 million, or 390%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to the inclusion of the full-year of costs from our solar business, which we gained by acquiring SolarCity on November 21, 2016.

Gross margin for energy generation and storage increased from 2% to 22% in the year ended December 31, 2017 compared to the year ended December 31, 2016. This was predominantly due to the inclusion of the full-year of revenue and costs from our solar business, which we gained by acquiring SolarCity.

Research and Development Expense

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Research and development	$1,460,370	$1,378,073	$834,408	$82,297	6%	$543,665	65%
As a percentage of revenues	7%	12%	12%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $82.3 million, or 6%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to an $84.2 million increase in employee and labor related expenses from headcount growth to support our business expansion and $45.2 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, there was an increase of $16.0 million in facilities, freight, and depreciation expenses due to business expansion, offset by a $69.7 million decrease in expensed materials as there were higher costs in the year ended December 31, 2017 primarily related to Model 3 development.

R&D expenses increased $543.7 million, or 65%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $274.9 million increase in employee and labor related expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy generation and storage businesses, and a $44.3 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, there were increases in facilities expenses, depreciation expenses, professional and outside service expenses and expensed materials to support the development of future products.

Selling, General and Administrative Expense

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Selling, general and administrative	$2,834,491	$2,476,500	$1,432,189	$357,991	14%	$1,044,311	73%
As a percentage of revenues	13%	21%	20%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $358.0 million, or 14%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to a $193.1 million increase in stock-based compensation expense related to the 2018 CEO Performance Award and stock awards granted for new hires and refresher employee stock grants. Additionally, there was a $153.9 million increase in office, information technology and facilities-related expenses and sales and marketing activities to support our business expansion.

SG&A expenses increased $1.04 billion, or 73%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $524.0 million increase in employee and labor related expenses from increased headcount as a result of our acquisitions as well as headcount growth from the expansion of our automotive and energy generation and storage businesses, and a $64.9 million increase in stock-based compensation expense related to an increase in headcount and number of employee stock awards granted for new hire and refresher employee stock grants. Additionally, the increase was due to a $310.6 million increase in office, information technology and facilities-related expenses to support the growth of our business as well as sales and marketing activities to handle our expanding market presence and a $140.6 million increase in professional and outside service expenses to support the growth of our business.

Restructuring and other

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Restructuring and other	$135,233	$—	$—	$135,233	N/A	$—	N/A
As a percentage of revenues	1%	0%	0%

During 2018, we carried out certain restructuring actions in order to reduce costs and improve efficiency and recognized $36.6 million of employee termination expenses and estimated losses from sub-leasing a certain facility. The employee termination cash expenses of $27.3 million were substantially paid by the end of 2018, while the remaining amounts were non-cash. Also included within restructuring and other activities was $55.2 million of expenses (materially all of which were non-cash) from restructuring the energy generation and storage segment, which comprised of disposals of certain tangible assets, the shortening of the useful life of a trade name intangible asset and a contract termination penalty. In addition, we concluded that a small portion of the in-process research and development asset is not commercially feasible. Consequently, we recognized an impairment loss of $13.3 million.

In October 2018, a final court order was entered approving the terms of a settlement in connection with the SEC’s legal actions relating to Elon Musk’s prior consideration during the third quarter of 2018 of a take-private proposal for Tesla. Consequently, we recognized settlement and legal expenses of $30.1 million in the year ended December 31, 2018. These expenses were substantially paid by the end of 2018.

There were no restructuring actions in the years ended December 31, 2017 and 2016.

Interest Expense

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Interest expense	$(663,071)	$(471,259)	$(198,810)	$(191,812)	41%	$(272,449)	137%
As a percentage of revenues	3%	4%	3%

Interest expense increased by $191.8 million, or 41%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to an increase in our average outstanding indebtedness at relatively consistent weighted average interest rates as compared to the year ended December 31, 2017. Additionally, there was a decrease of $70.0 million in the amount of interest we capitalized from the consolidated statement of operations to property, plant, and equipment on the consolidated balance sheets. Lower capitalization results in higher interest expense. The amount of interest we capitalize is driven by our construction in progress balance, which decreased year-over-year due to significant Model 3 capital expenditure ramp in the year ended December 31, 2017.

Interest expense increased by $272.4 million, or 137%, in the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily due to the inclusion of the full-year of interest expense from SolarCity of $185.5 million for the year ended December 31, 2017. In addition, our average outstanding indebtedness has increased in the year ended December 31, 2017 as compared to the year ended December 31, 2016 mainly due to the Convertible Senior Notes due in 2022 and the Senior Notes due in 2025, both of which we issued during 2017.

Other Income (Expense), Net

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Other income (expense), net	$21,866	$(125,373)	$111,272	$147,239	Not meaningful	$(236,645)	Not meaningful
As a percentage of revenues	0%	-1%	2%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, changed favorably by $147.2 million to a gain of $21.9 million in the year ended December 31, 2018 from a loss of $125.4 million in the year ended December 31, 2017. The change was primarily due to favorable fluctuations in foreign currency exchange rates and gains from interest rate swaps related to our debt facilities year-over-year. Additionally, we had $57.7 million of losses in the year ended December 31, 2017 for measurement period adjustments to the acquisition date fair values of certain SolarCity liabilities as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, with no corresponding expense in the year ended December 31, 2018.

Other income (expense), net, changed unfavorably by $236.7 million to a loss of $125.4 million in the year ended December 31, 2017 from a gain of $111.3 million in the year ended December 31, 2016. The decrease was primarily due to $57.7 million of losses in the year ended December 31, 2017 for measurement period adjustments to the acquisition date fair value of SolarCity and fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Provision for income taxes	$57,837	$31,546	$26,698	$26,291	83%	$4,848	18%
Effective tax rate	-6%	-1%	-4%

Our provision for income taxes increased by $26.3 million, or 83%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to the increase in taxable profits in certain foreign jurisdictions year-over-year.

Our provision for income taxes increased by $4.9 million, or 18%, in the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to the increase in vehicle deliveries in foreign tax jurisdictions, partially offset by $10.5 million of future U.S. alternative minimum tax refunds as a result of the Tax Act, which previously had an associated valuation allowance.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$(86,491)	$(279,178)	$(98,132)	$192,687	-69%	$(181,046)	184%

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Liquidity and Capital Resources

As of December 31, 2018, we had $3.69 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $749.0 million and consisted primarily of Chinese yuan, euros and Japanese yen. Our sources of cash are predominately from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

Our sources of liquidity and cash flows enable us to fund ongoing operations, research and development projects for new products, increases in Model 3 production capacity at the Tesla Factory, the establishment of Model 3 production capacity at Gigafactory Shanghai, the continued expansion of Gigafactory 1, the addition of manufacturing capacity for Model Y with the expectation to achieve volume production by the end of 2020, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet and Supercharger network. We currently expect total 2019 capital expenditures to be approximately $2.5 billion.

In 2019, we will continue to utilize our increasing experience and learnings from past and current product ramps to do so at a level of capital efficiency per dollar of spend that we expect to be significantly greater than historical levels. For example, based on our experience with ramping Model 3 at the Tesla Factory, we expect that the capital spend per unit of Model 3 manufacturing capacity at Gigafactory Shanghai will be less than that of our line in Fremont. Likewise, based on such experience and the substantial commonality of components we expect between Model Y and Model 3, we believe that the production ramp of Model Y will be significantly faster than that of Model 3 and cost less per unit of manufacturing capacity than that of Model 3 at Fremont. Considering the pipeline of new products planned at this point, and consistent with our current strategy of using a partner to manufacture cells, as well as considering all other infrastructure growth and expansion of Gigafactory 1, Gigafactory 2 and Gigafactory Shanghai, we currently estimate that capital expenditures will be between $2.5 to $3.0 billion annually for the next two fiscal years.  Moreover, we expect that the cash we generate from our core operations will generally be sufficient to cover our future capital expenditures and to pay down our near-term debt obligations  (including the repayment of $920.0 million for our 0.25% Convertible Senior Notes due on March 1, 2019), although we may choose to seek alternative financing sources. For example, we expect that much of our investment in Gigafactory Shanghai will be funded through indebtedness arranged through local financial institutions in China. As always, we continually evaluate our capital expenditure needs and may decide it is best to raise additional capital to fund the rapid growth of our business.

We have an agreement to spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following full production at Gigafactory 2. We anticipate meeting these obligations through our operations at this facility and other operations within the State of New York, and we do not believe that we face a significant risk of default.

We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months. A large portion of our future expenditures is to fund our growth, and we can adjust our capital and operating expenditures by operating segment, including future expansion of our product offerings, retail and service locations, body shops, Mobile Service fleet, and Supercharger network. We may need or want to raise additional funds in the future, and these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

In addition, we had $1.50 billion of unused committed amounts under our credit facilities and financing funds as of December 31, 2018, some of which are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets; and contributing or selling qualified solar energy systems and the associated customer contracts or qualified leased vehicles and our interests in those leases into the financing funds). Upon the draw-down of any unused committed amounts, there are no restrictions on the use of such funds for general corporate purposes. For details regarding our indebtedness and financing funds, refer to Note 13, Long-Term Debt Obligations, and Note 18, Variable Interest Entity Arrangements, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Summary of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net cash provided by (used in) operating activities	$2,097,802	$(60,654)	$(123,829)
Net cash used in investing activities	$(2,337,428)	$(4,195,877)	$(1,081,085)
Net cash provided by financing activities	$573,755	$4,414,864	$3,743,976

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative and working capital, especially inventory, which includes vehicles in transit. Our operating cash inflows include cash from vehicle sales, lease payments directly from customers, customer deposits, sales of regulatory credits and energy generation and storage products. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, employee compensation, operating lease payments and interest payments on our financings.

Net cash from operating activities changed favorably by $2.16 billion to net cash provided by operating activities of $2.10 billion during the year ended December 31, 2018 from net cash used in operating activities of $60.7 million during the year ended December 31, 2017. This favorable change was primarily due to the increase in net income, excluding non-cash expenses and gains, of $1.60 billion and the decrease in net operating assets and liabilities of $554.6 million. The decrease in net operating assets and liabilities was mainly driven by an increase in accounts payable and accrued liabilities, as a result of increased expenditures to support our ramp of Model 3 deliveries and a net decrease in operating lease vehicles and resale value guarantee liability primarily due to the adoption of the new revenue standard, wherein certain vehicle sales to customer or leasing partners with a resale value guarantee were previously accounted for as an in-substance operating leases are now accounted for as sales with a right of return upon control transfer. The increase in cash from certain operating activities was partially offset by the increase in accounts receivable and inventory, as a result of increased Model 3 and energy products deliveries and production. Additionally, there was a decrease in customer deposits primarily due to Model 3 fulfillments and an increase in other assets as we paid $141.3 million for the land use rights for Gigafactory Shanghai.

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

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $2.32 billion during 2018, $4.08 billion during 2017 and $1.44 billion during 2016. Capital expenditures during 2018 were $2.10 billion from purchases of property and equipment, mainly for Model 3 production and the expansion of our customer support infrastructure, and $218.8 million for the design, acquisition and installation of solar energy systems under operating leases with customers.

Capital expenditures during 2017 were $3.41 billion from purchases of property and equipment mainly for Model 3 production and $666.5 million for the design, acquisition and installation of solar energy systems under operating leases with customers. We also paid $114.5 million, net of the cash acquired, for acquisitions in 2017.

Capital expenditures during 2016 were $1.28 billion from purchases of property and equipment and $159.7 million for the design, acquisition and installation of solar energy systems under operating leases with customers. These expenditures were partially offset by the assumed cash of $342.7 million as a result of the SolarCity acquisition in 2016.

In 2014, we began construction of Gigafactory 1. We used $687.0 million, $1.45 billion, and $455.3 million of cash towards Gigafactory 1 construction during the years ended December 31, 2018, 2017, and 2016 respectively.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2018 consisted primarily of $1.18 billion of net borrowings under automobile asset-backed notes, $431.0 million of net borrowings under the senior secured asset-based revolving credit agreement (the “Credit Agreement”), $334.1 million from the issuance of solar asset-backed notes and $295.7 million of proceeds from exercises of stock options and other stock issuances. These cash inflows were partially offset by net repayments of $581.9 million under our vehicle lease-backed loan and security agreements (the “Warehouse Agreements”), collateralized lease repayments of $559.2 million, repayments of $230.0 million of the 2.75% Convertible Senior Notes due on November 1, 2018, and repayments of $210.2 million under the revolving aggregation credit facility. See Note 13, Long-Term Debt Obligations, and Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our debt obligations and collateralized borrowings, respectively.

Cash flows from financing activities during the year ended December 31, 2017 consisted primarily of $966.4 million from the issuance of the 2.375% Convertible Senior Notes due in 2022, $1.77 billion from the issuance of the 5.3% Senior Notes due in 2025 and $400.2 million from our March 2017 public offering of common stock, net of underwriter fees. However, we paid $151.2 million for the purchase of bond hedges net of the amount we received from the sale of warrants. Furthermore, we received $511.3 million of net proceeds from collateralized lease borrowings and $527.5 million of net proceeds from fund investors.

Cash flows from financing activities during the year ended December 31, 2016 consisted primarily of $1.70 billion from our May 2016 public offering of common stock, net of underwriter fees, $995.4 million of proceeds from issuances of debt net of repayments and $769.7 million of net proceeds from collateralized lease borrowings. The net proceeds from issuances of debt consisted primarily of $834.0 million of net borrowings under the Credit Agreement and $390.0 million of borrowings under the Warehouse Agreements, partially offset by settlements of $454.7 million for certain conversions of the 1.50% Convertible Senior Notes due in June 2018. Furthermore, we received $180.3 million of net proceeds from fund investors.

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, including certain debt financing arrangements and leases, primarily for stores, service centers, certain manufacturing and corporate offices. These also include, as part of our normal business practices, contracts with suppliers for purchases of certain raw materials, components and services to facilitate adequate supply of these materials and services and capacity reservation contracts. The following table sets forth, as of December 31, 2018, certain significant obligations that will affect our future liquidity (in thousands):

		Year Ended December 31,
	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$1,628,154	$275,654	$256,931	$230,406	$182,911	$157,662	$524,590
Capital lease obligations, including interest	1,461,236	416,952	503,545	506,197	23,828	4,776	5,938
Purchase obligations (1)	18,088,100	4,860,431	3,255,968	3,391,637	3,985,336	2,570,730	23,998
Long-term debt, including scheduled interest (2)	12,570,082	2,583,160	2,485,372	2,260,528	1,629,556	302,345	3,309,121
Total	$33,747,572	$8,136,197	$6,501,816	$6,388,768	$5,821,631	$3,035,513	$3,863,647

(1)

These amounts represent (i) purchase orders of $2.40 billion issued under binding and enforceable agreements with all vendors as of December 31, 2018 and (ii) $15.69 billion in other estimable purchase obligations pursuant to such agreements, primarily relating to the purchase of lithium-ion cells produced by Panasonic at Gigafactory 1, including any additional amounts we may have to pay vendors if we do not meet certain minimum purchase obligations. In cases where no purchase orders were outstanding under binding and enforceable agreements as of December 31, 2018, we have included estimated amounts based on our best estimates and assumptions or discussions with the relevant vendors as of such date or, where applicable, on amounts or assumptions included in such agreements for purposes of discussion or reference. In certain cases, such estimated amounts were subject to contingent events. Furthermore, these amounts do not include future payments for purchase obligations that were recorded in accounts payable or accrued liabilities as of December 31, 2018.

(2)

Long-term debt, including scheduled interest, includes our non-recourse indebtedness of $3.61 billion. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. Short-term scheduled interest payments and amortization of convertible senior note conversion features, debt discounts and deferred financing costs for the year ended December 31, 2019 is $361.2 million. Long-term scheduled interest payments and amortization of convertible senior note conversion features, debt discounts and deferred financing costs for the years thereafter is $1.58 billion.

The table above excludes unrecognized tax benefits of $243.8 million because if recognized, they would be an adjustment to our deferred tax assets.

Off-Balance Sheet Arrangements

During the periods presented, we did not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue and operating expenses denominated in currencies other than the U.S. dollar (primarily the euro, Japanese yen, Canadian dollar, Chinese yuan and Norwegian krone). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates and, in particular, a strengthening of the U.S. dollar have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have also experienced, and will continue to experience, fluctuations in our net income (loss) as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances). For the year ended December 31, 2018, we recognized a net foreign currency gain of $1.5 million in other income (expense), net, with our largest re-measurement exposures from the euro, New Taiwan dollar and Canadian dollar. For the year ended December 31, 2017, we recognized a net foreign currency loss of $52.3 million in other income (expense), net, with our largest re-measurement exposures from the euro, Canadian dollar and Norwegian krone.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet dates to compute the impact these changes would have had on our net income (loss) before income taxes. These changes would have resulted in an adverse impact of $175.7 million at December 31, 2018 and $116.0 million at December 31, 2017.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the years ended December 31, 2018 and 2017 by $8.5 million and $7.6 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tesla, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of redeemable noncontrolling interests and equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

San Jose, California

February 19, 2019

We have served as the Company’s auditor since 2005.

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$3,685,618	$3,367,914
Restricted cash	192,551	155,323
Accounts receivable, net	949,022	515,381
Inventory	3,113,446	2,263,537
Prepaid expenses and other current assets	365,671	268,365
Total current assets	8,306,308	6,570,520
Operating lease vehicles, net	2,089,758	4,116,604
Solar energy systems, leased and to be leased, net	6,271,396	6,347,490
Property, plant and equipment, net	11,330,077	10,027,522
Intangible assets, net	282,492	361,502
Goodwill	68,159	60,237
MyPower customer notes receivable, net of current portion	421,548	456,652
Restricted cash, net of current portion	398,219	441,722
Other assets	571,657	273,123
Total assets	$29,739,614	$28,655,372
Liabilities
Current liabilities
Accounts payable	$3,404,451	$2,390,250
Accrued liabilities and other	2,094,253	1,731,366
Deferred revenue	630,292	1,015,253
Resale value guarantees	502,840	787,333
Customer deposits	792,601	853,919
Current portion of long-term debt and capital leases	2,567,699	796,549
Current portion of promissory notes issued to related parties	—	100,000
Total current liabilities	9,992,136	7,674,670
Long-term debt and capital leases, net of current portion	9,403,672	9,418,319
Deferred revenue, net of current portion	990,873	1,177,799
Resale value guarantees, net of current portion	328,926	2,309,222
Other long-term liabilities	2,710,403	2,442,970
Total liabilities	23,426,010	23,022,980
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests in subsidiaries	555,964	397,734
Convertible senior notes (Note 13)	—	70
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 172,603 and 168,797 shares issued and outstanding as of December 31, 2018 and 2017, respectively	173	169
Additional paid-in capital	10,249,120	9,178,024
Accumulated other comprehensive (loss) income	(8,218)	33,348
Accumulated deficit	(5,317,832)	(4,974,299)
Total stockholders' equity	4,923,243	4,237,242
Noncontrolling interests in subsidiaries	834,397	997,346
Total liabilities and equity	$29,739,614	$28,655,372

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Automotive sales	$17,631,522	$8,534,752	$5,589,007
Automotive leasing	883,461	1,106,548	761,759
Total automotive revenues	18,514,983	9,641,300	6,350,766
Energy generation and storage	1,555,244	1,116,266	181,394
Services and other	1,391,041	1,001,185	467,972
Total revenues	21,461,268	11,758,751	7,000,132
Cost of revenues
Automotive sales	13,685,572	6,724,480	4,268,087
Automotive leasing	488,425	708,224	481,994
Total automotive cost of revenues	14,173,997	7,432,704	4,750,081
Energy generation and storage	1,364,896	874,538	178,332
Services and other	1,880,354	1,229,022	472,462
Total cost of revenues	17,419,247	9,536,264	5,400,875
Gross profit	4,042,021	2,222,487	1,599,257
Operating expenses
Research and development	1,460,370	1,378,073	834,408
Selling, general and administrative	2,834,491	2,476,500	1,432,189
Restructuring and other	135,233	—	—
Total operating expenses	4,430,094	3,854,573	2,266,597
Loss from operations	(388,073)	(1,632,086)	(667,340)
Interest income	24,533	19,686	8,530
Interest expense	(663,071)	(471,259)	(198,810)
Other income (expense), net	21,866	(125,373)	111,272
Loss before income taxes	(1,004,745)	(2,209,032)	(746,348)
Provision for income taxes	57,837	31,546	26,698
Net loss	(1,062,582)	(2,240,578)	(773,046)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(86,491)	(279,178)	(98,132)
Net loss attributable to common stockholders	$(976,091)	$(1,961,400)	$(674,914)
Net loss per share of common stock attributable to common stockholders
Basic	$(5.72)	$(11.83)	$(4.68)
Diluted	$(5.72)	$(11.83)	$(4.68)
Weighted average shares used in computing net loss per share of common stock
Basic	170,525	165,758	144,212
Diluted	170,525	165,758	144,212

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to common stockholders	$(976,091)	$(1,961,400)	$(674,914)
Unrealized gains (losses) on derivatives:
Change in net unrealized gain	—	—	43,220
Less: Reclassification adjustment for net gains into net loss	—	(5,570)	(44,904)
Net unrealized loss on derivatives	—	(5,570)	(1,684)
Foreign currency translation adjustment	(41,566)	62,658	(18,500)
Other comprehensive (loss) income	(41,566)	57,088	(20,184)
Comprehensive loss	$(1,017,657)	$(1,904,312)	$(695,098)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in thousands, except per share data)

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of December 31, 2015	$—	131,425	$131	$3,409,452	$(2,322,323)	$(3,556)	$1,083,704	$—	$1,083,704
Reclassification from mezzanine equity to equity for 1.50% Convertible Senior Notes due in 2018	—	—	—	38,501	—	—	38,501	—	38,501
Exercises of conversion feature of convertible senior notes	—	—	—	(15,056)	—	—	(15,056)	—	(15,056)
Common stock issued, net of shares withheld for employee taxes	—	11,096	11	163,817	—	—	163,828	—	163,828
Issuance of common stock in May 2016 public offering at $215.00 per share, net of issuance costs of $14,595	—	7,915	8	1,687,139	—	—	1,687,147	—	1,687,147
Issuance of common stock upon acquisition of SolarCity and assumed awards	—	11,125	11	2,145,977	—	—	2,145,988	—	2,145,988
Stock-based compensation	—	—	—	347,357	—	—	347,357	—	347,357
Assumption of capped calls	—	—	—	(3,460)	—	—	(3,460)	—	(3,460)
Assumption of noncontrolling interests through acquisition	315,943	—	—	—	—	—	—	750,574	750,574
Contributions from noncontrolling interests through acquisition	100,996	—	—	—	—	—	—	100,531	100,531
Distributions to noncontrolling interests through acquisition	(7,137)	—	—	—	—	—	—	(10,561)	(10,561)
Net loss	(42,763)	—	—	—	(674,914)	—	(674,914)	(55,369)	(730,283)
Other comprehensive loss	—	—	—	—	—	(20,184)	(20,184)	—	(20,184)
Balance as of December 31, 2016	367,039	161,561	161	7,773,727	(2,997,237)	(23,740)	4,752,911	785,175	5,538,086
Adjustment of prior periods due to adoption of Accounting Standards Update No. 2016-09	—	—	—	15,662	(15,662)	—	—	—	—
Conversion feature of Convertible Senior Notes due in 2022	—	—	—	145,613	—	—	145,613	—	145,613
Purchases of bond hedges	—	—	—	(204,102)	—	—	(204,102)	—	(204,102)
Sales of warrants	—	—	—	52,883	—	—	52,883	—	52,883
Reclassification from mezzanine equity to equity for 1.50% Convertible Senior Notes due in 2018	—	—	—	8,714	—	—	8,714	—	8,714
Exercises of conversion feature of convertible senior notes	—	1,408	2	230,151	—	—	230,153	—	230,153
Common stock issued, net of shares withheld for employee taxes	—	4,257	4	259,381	—	—	259,385	—	259,385
Issuance of common stock in March 2017 public offering at $262.00 per share, net of issuance costs of $2,854	—	1,536	2	399,645	—	—	399,647	—	399,647
Issuance of common stock upon acquisitions and assumed awards	—	35	0	10,528	—		10,528	—	10,528
Stock-based compensation	—	—	—	485,822	—	—	485,822	—	485,822
Contributions from noncontrolling interests	192,421	—	—	—	—	—	—	597,282	597,282
Distributions to noncontrolling interests	(100,703)	—	—	—	—	—	—	(163,626)	(163,626)
Buy-outs of noncontrolling interests	(2,921)	—	—	—	—	—	—	(409)	(409)
Net loss	(58,102)	—	—	—	(1,961,400)	—	(1,961,400)	(221,076)	(2,182,476)
Other comprehensive income	—	—	—	—	—	57,088	57,088	—	57,088
Balance as of December 31, 2017	397,734	168,797	169	9,178,024	(4,974,299)	33,348	4,237,242	997,346	5,234,588
Adjustments for prior periods from adopting ASC 606	8,101	—	—	—	623,172	—	623,172	(89,084)	534,088
Adjustments for prior periods from adopting Accounting Standards Update No. 2017-05	—	—	—	—	9,386	—	9,386	—	9,386
Reclassification from mezzanine equity to equity for 1.50% Convertible Senior Notes due in 2018	—	—	—	70	—	—	70	—	70
Exercises of conversion feature of convertible senior notes	—	238	0	(40)	—	—	(40)	—	(40)
Common stock issued, net of shares withheld for employee taxes	—	3,568	4	295,719	—	—	295,723	—	295,723
Stock-based compensation	—	—	—	775,554	—	—	775,554	—	775,554
Contributions from noncontrolling interests	275,736	—	—	—	—	—	—	161,399	161,399
Distributions to noncontrolling interests	(61,557)	—	—	—	—	—	—	(209,994)	(209,994)
Buy-outs of noncontrolling interests	(2,829)	—	—	(207)	—	—	(207)	—	(207)
Net loss	(61,221)	—	—	—	(976,091)	—	(976,091)	(25,270)	(1,001,361)
Other comprehensive loss	—	—	—	—	—	(41,566)	(41,566)	—	(41,566)
Balance as of December 31, 2018	$555,964	172,603	$173	$10,249,120	$(5,317,832)	$(8,218)	$4,923,243	$834,397	$5,757,640

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,062,582)	$(2,240,578)	$(773,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	1,901,050	1,636,003	947,099
Stock-based compensation	749,024	466,760	334,225
Amortization of debt discounts and issuance costs	158,730	91,037	94,690
Inventory write-downs	85,272	131,665	65,520
Loss on disposals of fixed assets	161,361	105,770	34,633
Foreign currency transaction (gains) losses	(1,511)	52,309	(29,183)
Loss (gain) related to SolarCity acquisition	—	57,746	(88,727)
Non-cash interest and other operating activities	48,507	135,237	(15,179)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(496,732)	(24,635)	(216,565)
Inventory	(1,023,264)	(178,850)	(632,867)
Operating lease vehicles	(214,747)	(1,522,573)	(1,832,836)
Prepaid expenses and other current assets	(82,125)	(72,084)	56,806
Other assets and MyPower customer notes receivable	(207,409)	(15,453)	(49,353)
Accounts payable and accrued liabilities	1,722,850	388,206	750,640
Deferred revenue	406,661	468,902	382,962
Customer deposits	(96,685)	170,027	388,361
Resale value guarantee	(110,564)	208,718	326,934
Other long-term liabilities	159,966	81,139	132,057
Net cash provided by (used in) operating activities	2,097,802	(60,654)	(123,829)
Cash Flows from Investing Activities
Purchases of property and equipment excluding capital leases, net of sales	(2,100,724)	(3,414,814)	(1,280,802)
Maturities of short-term marketable securities	—	—	16,667
Purchases of solar energy systems, leased and to be leased	(218,792)	(666,540)	(159,669)
Business combinations, net of cash acquired	(17,912)	(114,523)	342,719
Net cash used in investing activities	(2,337,428)	(4,195,877)	(1,081,085)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings	—	400,175	1,701,734
Proceeds from issuances of convertible and other debt	6,176,173	7,138,055	2,852,964
Repayments of convertible and other debt	(5,247,057)	(3,995,484)	(1,857,594)
Repayments of borrowings issued to related parties	(100,000)	(165,000)	—
Collateralized lease (repayments) borrowings	(559,167)	511,321	769,709
Proceeds from exercises of stock options and other stock issuances	295,722	259,116	163,817
Principal payments on capital leases	(180,805)	(103,304)	(46,889)
Common stock and debt issuance costs	(14,973)	(63,111)	(20,042)
Purchases of convertible note hedges	—	(204,102)	—
Proceeds from settlement of convertible note hedges	—	287,213	—
Proceeds from issuances of warrants	—	52,883	—
Payments for settlements of warrants	(11)	(230,385)	—
Proceeds from investments by noncontrolling interests in subsidiaries	437,134	789,704	201,527
Distributions paid to noncontrolling interests in subsidiaries	(227,304)	(261,844)	(21,250)
Payments for buy-outs of noncontrolling interests in subsidiaries	(5,957)	(373)	—
Net cash provided by financing activities	573,755	4,414,864	3,743,976
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(22,700)	39,726	(6,553)
Net increase in cash and cash equivalents and restricted cash	311,429	198,059	2,532,509
Cash and cash equivalents and restricted cash, beginning of period	3,964,959	3,766,900	1,234,391
Cash and cash equivalents and restricted cash, end of period	$4,276,388	$3,964,959	$3,766,900
Supplemental Non-Cash Investing and Financing Activities
Shares issued in connection with business combinations and assumed vested awards	$—	$10,528	$2,145,977
Acquisitions of property and equipment included in liabilities	$249,141	$914,108	$663,771
Estimated fair value of facilities under build-to-suit leases	$94,445	$313,483	$307,879
Supplemental Disclosures
Cash paid during the period for interest, net of amounts capitalized	$380,836	$182,571	$38,693
Cash paid during the period for taxes, net of refunds	$35,409	$65,695	$16,385

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We form VIEs with financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with solar energy systems and leases under our direct vehicle leasing programs. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs (see Note 18, Variable Interest Entity Arrangements). We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes as a result of the adoption of the Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the accompanying notes. Estimates are used for, but not limited to, determining the transaction price of products and services in arrangements with multiple performance obligations and determining the amortization period of these obligations, significant economic incentive for residual value guarantee arrangements, sales return reserves, the collectability of accounts receivable, inventory valuation, fair value of long-lived assets, goodwill, fair value of financial instruments, residual value of operating lease vehicles, depreciable lives of property and equipment and solar energy systems, fair value and residual value of solar energy systems subject to leases, warranty liabilities, income taxes, contingencies, the accrued liability for solar energy system performance guarantees, determining lease pass-through financing obligations, the discount rates used to determine the fair value of investment tax credits, the valuation of build-to-suit lease assets, fair value of interest rate swaps and inputs used to value stock-based compensation. In addition, estimates and assumptions are used for the accounting for business combinations, including the fair values and useful lives of acquired assets, assumed liabilities and noncontrolling interests. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

A majority of our automotive sales revenue is recognized when control transfers upon delivery to customers. For certain vehicle sales where revenue was previously deferred as an in-substance operating lease, such as certain vehicle sales to customers or leasing partners with a resale value guarantee, we now recognize revenue when the vehicles are shipped as a sale with a right of return. As a result, the corresponding operating lease asset, deferred revenue, and resale value guarantee balances as of December 31, 2017, were reclassified to accumulated deficit as part of our adoption entry. Furthermore, the warranty liability related to such vehicles has been accrued as a result of the change from in-substance operating leases to vehicle sales. Prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans, have been reclassified from deferred revenue to customer deposits. Refer to the Automotive Revenue and Automotive Leasing Revenue sections below for further discussion of the impact on various categories of vehicle sales.

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

Accordingly, the cumulative effect of the changes made to our consolidated January 1, 2018 consolidated balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balances at December 31, 2017	Adjustments from Adoption of New Revenue Standard	Balances at January 1, 2018
Assets
Inventory	$2,263,537	$(27,009)	$2,236,528
Prepaid expenses and other current assets	268,365	51,735	320,100
Operating lease vehicles, net	4,116,604	(1,808,932)	2,307,672
Other assets	273,123	68,355	341,478
Liabilities
Accrued liabilities and other	1,731,366	74,487	1,805,853
Deferred revenue	1,015,253	(436,737)	578,516
Resale value guarantees	787,333	(295,909)	491,424
Customer deposits	853,919	56,081	910,000
Deferred revenue, net of current portion	1,177,799	(429,771)	748,028
Resale value guarantees, net of current portion	2,309,222	(1,346,179)	963,043
Other long-term liabilities	2,442,970	104,767	2,547,737
Redeemable noncontrolling interests in subsidiaries	397,734	8,101	405,835
Equity
Accumulated other comprehensive income	33,348	15,221	48,569
Accumulated deficit	(4,974,299)	623,172	(4,351,127)
Noncontrolling interests in subsidiaries	997,346	(89,084)	908,262

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated balance sheet was as follows (in thousands):

	December 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Assets
Inventory	3,113,446	3,183,615	(70,169)
Prepaid expenses and other current assets	365,671	278,929	86,742
Operating lease vehicles, net	2,089,758	4,103,277	(2,013,519)
Other assets	571,657	463,558	108,099
Liabilities
Accrued liabilities and other	2,094,253	2,005,180	89,073
Deferred revenue	630,292	1,122,427	(492,135)
Resale value guarantees	502,840	831,350	(328,510)
Customer deposits	792,601	734,241	58,360
Deferred revenue, net of current portion	990,873	1,432,566	(441,693)
Resale value guarantees, net of current portion	328,926	1,994,442	(1,665,516)
Other long-term liabilities	2,710,403	2,587,794	122,609
Redeemable noncontrolling interests in subsidiaries	555,964	549,520	6,444
Equity
Accumulated other comprehensive loss	(8,218)	6,314	(14,532)
Accumulated deficit	(5,317,832)	(6,163,834)	846,002
Noncontrolling interests in subsidiaries	834,397	903,346	(68,949)

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations and consolidated statement of comprehensive loss was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Automotive sales	$17,631,522	$16,228,508	$1,403,014
Automotive leasing	883,461	1,716,136	(832,675)
Energy generation and storage	1,555,244	1,540,419	14,825
Cost of revenues
Automotive sales	13,685,572	12,715,818	969,754
Automotive leasing	488,425	1,112,828	(624,403)

Provision for income taxes	57,837	59,332	(1,495)
Net loss	(1,062,582)	(1,303,890)	241,308
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(86,491)	(104,969)	18,478
Net loss attributable to common stockholders	(976,091)	(1,198,921)	222,830
Foreign currency translation adjustment	(41,566)	(11,813)	(29,753)
Comprehensive loss	(1,017,657)	(1,210,734)	193,077

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of cash flows for the year ended December 31, 2018 was an increase in collateralized lease repayments of $474.2 million, from a net financing cash outflow of $84.9 million to a net financing cash outflow of $559.2 million as presented, with an offsetting increase to cash outflows from operations. Additionally, the adjustments to the consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive income (loss) identified above would have corresponding impacts within the operating section of the consolidated statement of cash flows.

Automotive Segment

Automotive Sales Revenue

Automotive Sales without Resale Value Guarantee

Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under the new revenue standard, including access to our Supercharger network, internet connectivity, Autopilot, full self-driving and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Other features and services such as access to our Supercharger network, internet connectivity and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle or the eight-year life of the vehicle. Revenue related to Autopilot and full self-driving features is recognized when functionality is delivered to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

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

Costs to obtain a contract mainly relate to commissions paid to our sales personnel for the sale of vehicles. Commissions are not paid on other obligations such as access to our Supercharger network, internet connectivity, Autopilot, full self-driving and over-the-air software updates. As our contract costs related to automotive sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred. Amounts billed to customers related to shipping and handling are classified as automotive revenue, and we have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories have transferred to the customer as an expense in cost of revenues. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Automotive Sales with Resale Value Guarantee

We offer resale value guarantees or similar buy-back terms to certain international customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. We also offer resale value guarantees in connection with automotive sales to certain leasing partners. Under these programs, we receive full payment for the vehicle sales price at the time of delivery and our counterparty has the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value.

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

Deferred revenue activity related to the access to our Supercharger network, internet connectivity, Autopilot, full self-driving and over-the-air software updates on automotive sales with and without resale value guarantee consisted of the following (in thousands):

Year Ended December 31, 2018
Deferred revenue on automotive sales with and without resale value guarantee— beginning of period (post adoption of new revenue standard)	$475,919
Additions	532,294
Net changes in liability for pre-existing contracts	(13,248)
Revenue recognized	(112,214)
Deferred revenue on automotive sales with and without resale value guarantee— end of period	$882,751

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2018. From the deferred revenue balance as of January 1, 2018, revenue recognized during the year ended December 31, 2018 was $81.0 million. Of the total deferred revenue on automotive sales with and without resale value guarantees, we expect to recognize $326.7 million of revenue in the next 12 months. The remaining balance will be recognized over the performance period as discussed above in Automotive Sales without Resale Value Guarantee.

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

We recognize revenue on the sale of regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive revenue in the consolidated statement of operations. Revenue from the sale of regulatory credits totaled $418.6 million, $360.3 million and $302.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had no deferred revenue related to sales of automotive regulatory credits as of December 31, 2018 and 2017.

Automotive Leasing Revenue

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as the two programs with resale value guarantees which continue to qualify for operating lease treatment. Prior to the adoption of the new revenue standard, all programs with resale value guarantees were accounted for as operating leases.

Direct Vehicle Leasing Program

We have outstanding leases under our direct vehicle leasing programs in certain locations in the U.S., Canada and Europe. Currently, the direct vehicle leasing program is only offered for new leases to qualified customers in the U.S. and Canada. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the years ended December 31, 2018, 2017 and 2016, we recognized $393.2 million, $220.6 million and $112.7 million, respectively. As of December 31, 2018 and 2017, we had deferred $109.8 million and $96.6 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.

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

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the buyback option amount or paying a shortfall to the option amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. In cases where the leasing partner retains ownership of the vehicle after the end of our option period, we expense the net value of the leased vehicle to cost of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $479.8 million as of December 31, 2018, including $309.8 million within a 12-month period. As of December 31, 2018, we had $558.3 million of such borrowings recorded in resale value guarantees and $92.5 million recorded in deferred revenue liability. For the year ended December 31, 2018, we recognized $332.4 million of leasing revenue related to this program.

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

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue, and the net book value of the leased vehicle is expensed to cost of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on the consolidated balance sheet to used vehicle inventory. As of December 31, 2018, $149.7 million of the guarantees were exercisable by customers within the next 12 months. For the year ended December 31, 2018, we recognized $157.9 million of leasing revenue related to this program.

Services and Other Revenue

Services and other revenue consists of non-warranty after-sales vehicle services, sales of used vehicles, sales of electric vehicle components to other manufacturers, retail merchandise, and sales by our acquired subsidiaries to third party customers. There were no significant changes to the timing or amount of revenue recognition as a result of our adoption of the new revenue standard.

Revenues related to repair and maintenance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within customer deposits on the consolidated balance sheet. Deferred revenue related to services and other revenue was immaterial as of December 31, 2018 and 2017.

Energy Generation and Storage Segment

Energy Generation and Storage Sales

Energy generation and storage revenues consists of the sale of solar energy systems and energy storage systems to residential, small commercial, and large commercial and utility grade customers. Sales of solar energy systems to residential and small scale commercial customers consist of the engineering, design, and installation of the system. Post installation, residential and small scale commercial customers receive a proprietary monitoring system that captures and displays historical energy generation data. Residential and small scale commercial customers pay the full purchase price of the solar energy system upfront. Revenue for the design and installation obligation is recognized when control transfers, which is when we install a solar energy system and the system passes inspection by the utility or the authority having jurisdiction. Revenue for the monitoring service is recognized ratably as a stand-ready obligation over the warranty period of the solar energy system. Sales of energy storage systems to residential and small scale commercial customers consist of the installation of the energy storage system and revenue is recognized when control transfers, which is when the product has been delivered or, if we are performing installation, when installed and accepted by the customer. Payment for such storage systems is made upon invoice or in accordance with payment terms customary to the business.

For large commercial and utility grade solar energy system and energy storage system sales which consist of the engineering, design, and installation of the system, customers make milestone payments that are consistent with contract-specific phases of a project. Revenue from such contracts is recognized over time using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Certain large-scale commercial and utility grade solar energy system and energy storage system sales also include operations and maintenance service which are negotiated with the design and installation contracts and are thus considered to be a combined contract with the design and installation service. For certain large commercial and utility grade solar energy systems and energy storage systems where the percentage of completion method does not apply, revenue is recognized when control transfers, which is when the product has been delivered to the customer for energy storage systems and when the project has received permission to operate from the utility for solar energy systems. Operations and maintenance service revenue is recognized ratably over the respective contract term. Customer payments for such services are usually paid annually or quarterly in advance.

In instances where there are multiple performance obligations in a single contract, we allocate the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin or using market data for comparable products. Costs incurred on the sale of residential installations before the solar energy systems are completed are included as work in process within inventory in the consolidated balance sheets. However, any fees that are paid or payable by us to a solar loan lender would be recognized as an offset against revenue. Costs to obtain a contract relate mainly to commissions paid to our sales personnel related to the sale of solar energy systems and energy storage systems. As our contract costs related to solar energy system and energy storage system sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred.

As part of our solar energy system and energy storage system contracts, we may provide the customer with performance guarantees that warrant that the underlying system will meet or exceed the minimum energy generation or retention requirements specified in the contract. In certain instances, we may receive a bonus payment if the system performs above a specified level. Conversely, if a solar energy system or energy storage system does not meet the performance guarantee requirements, we may be required to pay liquidated damages. Other forms of variable consideration related to our large commercial and utility grade solar energy system and energy storage system contracts include variable customer payments that will be made based on our energy market participation activities. Such guarantees and variable customer payments represent a form of variable consideration and are estimated at contract inception at their most likely amount and updated at the end of each reporting period as additional performance data becomes available. Such estimates are included in the transaction price only to the extent that it is probable a significant reversal of revenue will not occur.

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2018 and 2017, deferred revenue related to such customer payments amounted to $148.7 million and $124.0 million, respectively. Revenue recognized from the deferred revenue balance as of January 1, 2018, was $41.4 million for the year ended December 31, 2018. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less. As of December 31, 2018, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $117.9 million. Of this amount, we expect to recognize $7.0 million in the next 12 months and the remaining over a period up to 30 years.

Energy Generation and Storage Leasing

For revenue arrangements where we are the lessor under operating lease agreements for energy generation and storage products, we record lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria have been met. The difference between the payments received and the revenue recognized is recorded as deferred revenue on the consolidated balance sheet.

For solar energy systems where customers purchase electricity from us under power purchase agreements (“PPAs”), we have determined that these agreements should be accounted for as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2018 and 2017, deferred revenue related to such customer payments amounted to $225.4 million and $206.8 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term. As of December 31, 2018 and December 31, 2017, deferred revenue from rebates and incentives amounted to $36.8 million and $27.2 million, respectively.

We capitalize initial direct costs from the origination of solar energy system leases or PPAs, which include the incremental cost of contract administration, referral fees and sales commissions, as an element of solar energy systems, leased and to be leased, net, and subsequently amortize these costs over the term of the related lease or PPA.

Revenue by source

The following table disaggregates our revenue by major source (in thousands):

Year Ended December 31, 2018
Automotive sales without resale value guarantee	$15,809,890
Automotive sales with resale value guarantee	1,403,014
Automotive regulatory credits	418,618
Energy generation and storage sales	1,056,543
Services and other	1,391,041
Total revenues from sales and services	20,079,106
Automotive leasing	883,461
Energy generation and storage leasing	498,701
Total revenues	$21,461,268

Cost of Revenues

Automotive Segment

Automotive Sales

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

Services and Other

Costs of services and other revenue includes costs associated with providing non-warranty after-sales services, costs to acquire and certify used vehicles, and costs for retail merchandise. Cost of services and other revenue also includes direct parts, material and labor costs, manufacturing overhead associated with the sales of electric vehicle components and systems to other manufacturers and sales by our acquired subsidiaries to third party customers.

Energy Generation and Storage Segment

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

Marketing, Promotional and Advertising Costs

Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. We incurred marketing, promotional and advertising costs of $70.0 million, $66.5 million and $48.0 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

Stock-Based Compensation

We recognize compensation expense for costs related to all share-based payments, including stock options, restricted stock units (“RSUs”) and our employee stock purchase plan (the “ESPP”). The fair value of stock option awards with only service conditions and the ESPP is estimated on the grant or offering date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures in the period (prior to 2017, net of estimated projected forfeitures). Stock-based compensation associated with awards assumed from the acquisition of SolarCity Corporation (“SolarCity”) is measured as of the acquisition date using the relevant assumptions and recognized on a straight-line basis over the remaining requisite service period, net of actual forfeitures in the period (prior to 2017, net of estimated projected forfeitures).

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

As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in cost of revenues, research and development expense and selling, general and administrative expense in the consolidated statements of operations.

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

Net Income (Loss) per Share of Common Stock Attributable to Common Stockholders

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. Since we intend to settle in cash the principal outstanding under the 0.25% Convertible Senior Notes due in 2019, the 1.25% Convertible Senior Notes due in 2021 and the 2.375% Convertible Senior Notes due in 2022, we use the treasury stock method when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our bond hedges, we entered into convertible note hedges (see Note 13, Long-Term Debt Obligations). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Stock-based awards	9,928,789	10,456,363	12,091,473
Convertible senior notes	1,432,656	2,315,463	841,191
Warrants	214,213	579,137	262,702

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

The following table totals cash and cash equivalents and restricted cash as reported on the consolidated balance sheets; the sums are presented in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$3,685,618	$3,367,914	$3,393,216	$1,196,908
Restricted cash (1)	192,551	155,323	105,519	5,961
Restricted cash, net of current portion	398,219	441,722	268,165	31,522
Total as presented in the consolidated statements of cash flows	$4,276,388	$3,964,959	$3,766,900	$1,234,391

(1)

In the consolidated balance sheet as of December 31, 2015, the restricted cash and marketable securities balance of $22.6 million included $16.7 million of marketable securities. This balance of marketable securities has been excluded in the table above.

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

MyPower Customer Notes Receivable

We have customer notes receivable under the legacy MyPower loan program. MyPower was offered by SolarCity to provide residential customers with the option to finance the purchase of a solar energy system through a 30-year loan. The outstanding balances, net of any allowance for potentially uncollectible amounts, are presented on the consolidated balance sheet as a component of prepaid expenses and other current assets for the current portion and as MyPower customer notes receivable, net of current portion, for the long-term portion. In determining the allowance and credit quality for customer notes receivable, we identify significant customers with known disputes or collection issues and also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of the allowance for losses. Since acquisition, there have been no new significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts has been insignificant. In addition, there were no material non-accrual or past due customer notes receivable as of December 31, 2018.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable, convertible note hedges, and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of December 31, 2018 and 2017, no entity represented 10% or more of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles and energy storage products, which approximates actual cost on a first-in, first-out basis. In addition, cost for solar energy systems is recorded using actual cost. We record inventory write-downs for excess or obsolete inventories based upon assumptions about on current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.

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

Operating Lease Vehicles

Vehicles that are leased as part of our direct vehicle leasing program, vehicles delivered to leasing partners with a resale value guarantee and a buyback option, as well as vehicles delivered to customers with resale value guarantee where exercise is probable are classified as operating lease vehicles as the related revenue transactions are treated as operating leases (refer to the Automotive Leasing Revenue section above for details). Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected operating lease term. The total cost of operating lease vehicles recorded on the consolidated balance sheets as of December 31, 2018 and 2017 was $2.55 billion and $4.85 billion, respectively. Accumulated depreciation related to leased vehicles as of December 31, 2018 and 2017 was $457.6 million and $733.3 million, respectively.

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

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery, equipment, vehicles and office furniture	2 to 12 years
Building and building improvements	15 to 30 years
Computer equipment and software	3 to 10 years

Depreciation for tooling is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of December 31, 2018, the estimated productive life for Model S and Model X tooling was 325,000 vehicles based on our current estimates of production. As of December 31, 2018, the estimated productive life for Model 3 tooling was 1,000,000 vehicles based on our current estimates of production.

Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases.

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

Long-Lived Assets Including Acquired Intangible Assets

We review our property, plant and equipment, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted-down to its fair value. For the year ended December 31, 2018, we have recognized certain material impairments of our long-lived assets (refer to Note 4, Intangible Assets, for further details). For the years ended December 31, 2017 and 2016, we have recognized no material impairments of our long-lived assets.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in other income (expense), net, in the consolidated statement of operations. For the years ended December 31, 2018, 2017 and 2016, we recorded foreign currency transaction gains of $1.5 million, losses of $52.3 million and gains of $26.1 million, respectively.

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

	Year Ended December 31,
	2018	2017	2016
Accrued warranty—beginning of period	$401,790	$266,655	$180,754
Assumed warranty liability from acquisition	—	4,737	31,366
Warranty costs incurred	(209,124)	(122,510)	(79,147)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(26,294)	4,342	(20,084)
Additional warranty accrued from adoption of the new revenue standard	37,139	—	—
Provision for warranty	544,315	248,566	153,766
Accrued warranty—end of period	$747,826	$401,790	$266,655

For the years ended December 31, 2018, 2017, and 2016, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $21.9 million, $35.5 million and $19.0 million, respectively.

Solar Energy System Performance Guarantees

We guarantee a specified minimum solar energy production output for certain solar energy systems leased or sold to customers, generally for a term of up to 30 years. We monitor the solar energy systems to ensure that these outputs are being achieved. We evaluate if any amounts are due to our customers and make any payments periodically as specified in the customer agreements. As of December 31, 2018 and 2017, we had recognized a liability of $7.5 million and $6.3 million, respectively, within accrued liabilities and other on the consolidated balance sheets, related to these guarantees based on our assessment of the exposures.

Solar Renewable Energy Credits

We account for solar renewable energy credits (“SRECs”) when they are purchased by us or sold to third-parties. For SRECs generated by solar energy systems owned by us and minted by government agencies, we do not recognize any specifically identifiable costs as there are no specific incremental costs incurred to generate the SRECs. For SRECs purchased by us, we record these SRECs at their cost, subject to impairment testing. We recognize revenue from the sale of an SREC when the SREC is transferred to the buyer, and the cost of the SREC, if any, is then recorded to cost of revenue.

Deferred Investment Tax Credit Revenue

We have solar energy systems that are eligible for ITCs that accrue to eligible property under the Internal Revenue Code (“IRC”). Under Section 50(d)(5) of the IRC and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming the ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of the ITCs. Under our lease pass-through fund arrangements, we can make a tax election to pass-through the ITCs to the investors, who are the legal lessee of the property. Therefore, we are able to monetize these ITCs to the investors who can utilize them in return for cash payments. We consider the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. Consequently, we consider the proceeds from the monetization of ITCs to be a component of revenue generated from solar energy systems.

In accordance with the relevant FASB guidance, we recognize revenue from the monetization of ITCs when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. An ITC is subject to recapture under the IRC if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed-in-service date; the recapture amount decreases on each anniversary of the placed-in-service date. Since we have an obligation to ensure that the solar energy system is in-service and operational for a term of five years in order to avoid any recapture of the ITC, we recognize revenue as the recapture amount decreases, assuming the other revenue recognition criteria above have been met. As a result, the monetized ITC is initially recorded as deferred revenue on the consolidated balance sheets, and subsequently, one-fifth of the monetized ITC is recognized as energy generation and storage revenue on the consolidated statement of operations on each anniversary of the solar energy system’s placed-in-service date over five years. As discussed in the Revenue Recognition section above, following the adoption of the new revenue standard on January 1, 2018, we no longer defer the monetized ITC as deferred revenue outstanding and have reclassified all ITC deferred revenue as of December 31, 2017 to our opening accumulated deficit.

We indemnify the investors for any recapture of ITCs due to our non-compliance. We have concluded that the likelihood of a recapture event is remote, and consequently, we have not recognized a liability for this indemnification on the consolidated balance sheets.

Nevada Tax Incentives

We have entered into agreements with the State of Nevada and Storey County in Nevada that provide abatements for sales, use, real property, personal property and employer excise taxes, discounts to the base tariff energy rates and transferable tax credits. These incentives are available for the applicable periods beginning on October 17, 2014 and ending on either June 30, 2024 or June 30, 2034 (depending on the incentive). Under these agreements, we were eligible for a maximum of $195.0 million of transferable tax credits, subject to capital investments by us and our partners for Gigafactory 1 of at least $3.50 billion, which we exceeded during 2017, and specified hiring targets for Gigafactory 1, which we exceeded during 2018. We record these credits as earned when we have evidence there is a market for their sale. Credits are applied as a cost offset to either employee expense or to capital assets, depending on the source of the credits. Credits earned from employee hires or capital spending by our partners at Gigafactory 1 are recorded as a reduction to operating expenses. As of December 31, 2018 and 2017, we had earned $195.0 million and $163.0 million of transferable tax credits under these agreements, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09. We adopted the ASUs on January 1, 2018 on a modified retrospective basis through a cumulative adjustment to accumulated deficit. The adoption of the ASUs changed the timing of revenue recognition to be at delivery for certain vehicle sales to customers or leasing partners with a resale value guarantee, which now qualify to be accounted for as sales with a right of return as opposed to the prior accounting as operating leases or collateralized lease borrowings. Upon adoption of the ASUs, we recorded a decrease to our beginning accumulated deficit of $623.2 million including income tax effects, which were immaterial. Refer to the Revenue Recognition section above for details.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with limited exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. The ASUs are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We will adopt the ASUs on January 1, 2019 on a modified retrospective basis through a cumulative adjustment to our beginning accumulated deficit balance. Prior comparative periods will not be restated under this method, and we will adopt all available practical expedients, as applicable. Further, solar leases that commence on or after January 1, 2019, where we are the lessor and which are currently accounted for as leases, will no longer meet the definition of a lease. Instead, solar leases commencing on or after January 1, 2019 will be accounted for under ASC 606. In addition to recognizing operating leases that were previously not recognized on the consolidated balance sheet, we also expect most of our build-to-suit leases to be de-recognized with a net decrease of approximately of $100.0 million to our beginning accumulated deficit before income tax effects, as our build-to-suit leases will no longer qualify for build-to-suit accounting and will instead be recognized as operating leases or finance leases. Upon adoption, our consolidated balance sheet will include an overall reduction in assets in the range of approximately $400.0 million to $500.0 million and a reduction in liabilities in the range of approximately $500.0 million to $600.0 million. The ASUs are not expected to have a material impact on the consolidated statement of operations or the consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. The ASUs are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASUs is modified retrospective. We are currently obtaining an understanding of the ASUs and plan to adopt them on January 1, 2020.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows now presents restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is retrospective. We adopted the ASU on January 1, 2018, which resulted in restricted cash being combined with unrestricted cash reconciling beginning and ending balances. Refer to the Restricted Cash section for the reconciliation.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, to clarify which transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is prospective. We adopted the ASU on January 1, 2018, which did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is prospective. We have not yet selected an adoption date, though the ASU is currently not expected to have a material impact on the consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Gains and Losses from the Recognition of Nonfinancial Assets, to clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The ASU is effective for interim and annual periods beginning after December 15, 2017. We adopted the ASU on January 1, 2018 on a modified retrospective basis through a cumulative adjustment to accumulated deficit. Upon adoption of the ASU, we recorded a $9.4 million decrease to our beginning accumulated deficit balance.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, to simplify the application of current hedge accounting guidance. The ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU will be prospective for us. We plan to adopt the ASU on January 1, 2019, and the ASU is currently not expected to have a material impact on the consolidated financial statements.

In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient Transition to Topic 842, to permit an entity to elect a practical expedient to not re-evaluate land easements that existed or expired before the entity’s adoption of ASU No. 2016-02, Leases, and that are not currently accounted for as leases. The ASU is effective for the same periods as ASU No. 2016-02, and the ASU will not have a material impact on the consolidated financial statements.

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

Identifiable Intangible Assets Acquired

The determination of the fair values of the identified intangible assets and their respective useful lives as of the Acquisition Date was as follows (in thousands, except for useful lives):

	Fair Value	Useful Life (in years)
Developed technology	$113,361	7
Trade name (1)	43,500	3
Favorable contracts and leases, net	112,817	15
IPR&D	86,832	Not applicable
Total intangible assets	$356,510
(1)	Refer to Note 4, Intangible Assets, for discussion over changes to the assumptions of the useful life of this asset post acquisition.

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

The following unaudited pro forma financial information for the year ended December 31, 2016 gives effect to our acquisition of SolarCity as if the acquisition had occurred on January 1, 2015 (in thousands, except per share data):

Revenue	$7,536,876
Net loss attributable to common stockholders	(702,868)
Net loss per share of common stock, basic and diluted	$(4.56)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	154,090

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

Note 4 – Intangible Assets

Information regarding our acquired intangible assets was as follows (in thousands):

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$152,431	$(40,705)	$1,205	$112,931	$125,889	$(19,317)	$1,847	$108,419
Trade names	45,275	(44,056)	170	1,389	45,275	(10,924)	261	34,612
Favorable contracts and leases, net	112,817	(16,409)	—	96,408	112,817	(8,639)	—	104,178
Other	35,559	(11,540)	719	24,738	34,099	(7,775)	1,137	27,461
Total finite- lived intangible assets	346,082	(112,710)	2,094	235,466	318,080	(46,655)	3,245	274,670
Indefinite-lived intangible assets:
IPR&D	60,290	—	(13,264)	47,026	86,832	—	—	86,832
Total indefinite- lived intangible assets	60,290	—	(13,264)	47,026	86,832	—	—	86,832
Total intangible assets	$406,372	$(112,710)	$(11,170)	$282,492	$404,912	$(46,655)	$3,245	$361,502

The in-process research and development (“IPR&D”), which we acquired from SolarCity, is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed and commercial feasibility is reached, the IPR&D would be amortized over its then estimated useful life. If the research and development efforts are not completed or are abandoned, the IPR&D might be impaired. The fair value of the IPR&D was estimated using the replacement cost method under the cost approach, based on the historical acquisition costs and expenses of the technology adjusted for estimated developer’s profit, opportunity cost and obsolescence factor. During the year ended December 31, 2018, we concluded that a portion of the IPR&D was not commercially feasible, and consequently recognized an abandonment loss of $13.3 million in restructuring and other expenses in the consolidated statements of operations. Additionally, $26.5 million of IPR&D was put into production during the year ended December 31, 2018, and we expect to complete the remaining research and development efforts in the first half of 2019. The nature of the research and development efforts consists principally of planning, designing and testing the technology for viability in manufacturing solar cells and modules. If commercial feasibility is not achieved for the remaining IPR&D, we would likely look to other alternative technologies.

The costs associated with one of the trade names acquired by us has been fully amortized as of December 31, 2018 as we phased out the use of such trade name in our sales and marketing efforts.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

December 31, 2018
2019	$34,637
2020	32,729
2021	32,729
2022	32,729
2023	26,537
Thereafter	76,105
Total	$235,466

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

	December 31, 2018				December 31, 2017
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents & restricted cash)	$1,812,828	1,812,828	$—	$—	$2,163,459	$2,163,459	$—	$—
Interest rate swaps, net	11,070	—	11,070	—	59	—	59	—
Total	$1,823,898	$1,812,828	$11,070	$—	$2,163,518	$2,163,459	$59	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the year ended December 31, 2018, there were no transfers between the levels of the fair value hierarchy.

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

	December 31, 2018			December 31, 2017
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$800,293	$12,159	$1,089	$496,544	$5,304	$5,245

For the years ended December 31, 2018, 2017 and 2016, our interest rate swaps activity was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross gains	$21,558	$7,192	$6,995
Gross losses	$11,670	$13,082	$—

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, rebates receivable, accounts payable, accrued liabilities, customer deposits, the participation interest and debt. The carrying values of these financial instruments other than the participation interest, the convertible senior notes, the 5.30% Senior Notes due in 2025, the solar asset-backed notes, the solar loan-backed notes and the automotive asset-backed notes approximate their fair values.

We estimate the fair value of the convertible senior notes and the 5.30% Senior Notes due in 2025 using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of the participation interest, the solar asset-backed notes, the solar loan-backed notes and the automotive asset-backed notes based on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$3,660,316	$4,346,642	$3,722,673	$4,488,651
Senior notes	$1,778,756	$1,575,000	$1,775,550	$1,732,500
Participation interest	$18,946	$18,431	$17,545	$17,042
Solar asset-backed notes	$1,183,675	$1,206,755	$880,415	$898,145
Solar loan-backed notes	$203,052	$211,788	$236,844	$248,149
Automotive asset-backed notes	$1,172,160	$1,179,910	$—	$—

Note 6 – Inventory

Our inventory consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$931,828	$821,396
Work in process	296,991	243,181
Finished goods	1,581,763	1,013,909
Service parts	302,864	185,051
Total	$3,113,446	$2,263,537

Finished goods inventory included vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, used vehicles and energy storage products. During the year ended December 31, 2018, we made the decision to utilize some of our fleet cars as service loaners on a long-term basis. As a result, we reclassified $121.2 million of finished goods inventory to property, plant and equipment.

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2018, 2017 and 2016, we recorded write-downs of $78.3 million, $124.1 million and $52.8 million, respectively, in cost of revenues.

Note 7 – Solar Energy Systems, Leased and To Be Leased, Net

Solar energy systems, leased and to be leased, net, consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Solar energy systems leased to customers	$6,430,729	$6,009,977
Initial direct costs related to customer solar energy system lease acquisition costs	99,380	74,709
	6,530,109	6,084,686
Less: accumulated depreciation and amortization	(495,518)	(220,110)
	6,034,591	5,864,576
Solar energy systems under construction	67,773	243,847
Solar energy systems to be leased to customers	169,032	239,067
Solar energy systems, leased and to be leased – net (1)	$6,271,396	$6,347,490

(1)

As of December 31, 2018 and 2017, solar energy systems, leased and to be leased, included $36.0 million of capital leased assets with accumulated depreciation and amortization of $3.8 million and $1.9 million, respectively.

Note 8 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Machinery, equipment, vehicles and office furniture	$6,328,966	$4,251,711
Tooling	1,397,514	1,255,952
Leasehold improvements	960,971	789,751
Land and buildings	4,047,006	2,517,247
Computer equipment, hardware and software	487,421	395,067
Construction in progress	807,297	2,541,588
	14,029,175	11,751,316
Less: Accumulated depreciation	(2,699,098)	(1,723,794)
Total	$11,330,077	$10,027,522

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and a portion of Gigafactory 1 construction. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Construction in progress also includes certain build-to-suit lease costs incurred at our Buffalo manufacturing facility, referred to as Gigafactory 2. During the year ended December 31, 2018, we had significant transfers from construction in progress to the various property, plant and equipment asset classes as assets were placed in service primarily at Gigafactory 1 and Gigafactory 2. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the years ended December 31, 2018 and 2017, we capitalized $54.9 million and $124.9 million, respectively, of interest.

As of December 31, 2018 and 2017, the table above included $1.69 billion and $1.63 billion, respectively, of gross build-to-suit lease assets. As of December 31, 2018 and 2017, the corresponding financing liabilities of $81.7 million and $14.9 million, respectively, were recorded in accrued liabilities and $1.66 billion and $1.67 billion, respectively, were recorded in other long-term liabilities on the consolidated balance sheets.

Depreciation expense during the years ended December 31, 2018, 2017 and 2016 was $1.11 billion, $769.3 million and $477.3 million, respectively. Gross property and equipment under capital leases as of December 31, 2018 and 2017 was $1.52 billion and $688.3 million, respectively. Accumulated depreciation on property and equipment under capital leases as of these dates was $231.6 million and $100.6 million, respectively.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey to us the right to use, as defined in ASC 840, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the cost of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to long-term debt and capital leases. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we have applied similar accounting. As of December 31, 2018 and 2017, we had cumulatively capitalized costs of $1.24 billion and $473.3 million, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement. We had cumulatively capitalized total costs for Gigafactory 1, including costs under our Panasonic arrangement, of $4.62 billion and $3.15 billion as of December 31, 2018 and 2017, respectively.

Note 9 – Non-cancellable Operating Lease Payments Receivable

As of December 31, 2018, future minimum lease payments to be received from customers under non-cancellable operating leases for each of the next five years and thereafter were as follows (in thousands):

2019	$501,625
2020	418,299
2021	270,838
2022	186,807
2023	188,809
Thereafter	2,469,732
Total	$4,036,110

The above table does not include vehicle sales to customers or leasing partners with a resale value guarantee as the cash payments were received upfront. In addition, we assumed through our acquisition of SolarCity and will continue to enter into PPAs with our customers that are accounted for as leases. These customers are charged solely based on actual power produced by the installed solar energy system at a predefined rate per kilowatt-hour of power produced. The future payments from such arrangements are not included in the above table as they are a function of the power generated by the related solar energy systems in the future. Furthermore, the above table does not include performance-based incentives receivable from various utility companies. The amount of contingent rentals recognized as revenue for the years presented were not material.

Note 10 - Accrued Liabilities and Other

As of December 31, 2018 and 2017, accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued purchases	$394,216	$753,408
Payroll and related costs	448,836	378,284
Taxes payable	348,663	185,807
Financing obligation, current portion	61,761	67,313
Accrued warranty	200,701	125,502
Sales return reserve, current portion	107,800	—
Accrued interest	77,917	75,572
Build-to-suit lease liability, current portion	81,739	14,915
Other current liabilities	372,620	130,565
Total	$2,094,253	$1,731,366

Taxes payable included value added tax, sales tax, property tax, use tax and income tax payables.

Accrued purchases primarily reflected receipts of goods and services that we had not been invoiced yet. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.

Due to the adoption of the new revenue standard, automotive sales with resale value guarantees that are now accounted for as sales with a right of return require a corresponding sales return reserve, which is included in accrued liabilities and other when the reserve is current and other long-term liabilities when the reserve is non-current on the consolidated balance sheets. For automotive sales without a resale value guarantee, we record a reserve against revenue for the estimated variable consideration related to future product returns in accrued liabilities and other on the consolidated balance sheets. See Note 2, Summary of Significant Accounting Policies for details.

Note 11 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following, net of current portion (in thousands):

	December 31,	December 31,
	2018	2017
Accrued warranty reserve	$547,125	$276,289
Build-to-suit lease liability	1,662,017	1,665,768
Deferred rent expense	59,252	46,820
Financing obligation	50,383	67,929
Liability for receipts from an investor	—	29,713
Sales return reserve	84,143	—
Other noncurrent liabilities	307,483	356,451
Total other long-term liabilities	$2,710,403	$2,442,970

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

Note 12 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. In the case of a vehicle, customer deposits are fully refundable up to the point the vehicle is placed into the production cycle. In the case of an energy generation or storage product, customer deposits are fully refundable prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of December 31, 2018 and December 31, 2017, we held $792.6 million and $853.9 million, respectively, in customer deposits.

Due to the adoption of the new revenue standard, customer deposits now include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans, which were previously reported as deferred revenue. As a result, the adoption of the new revenue standard increased the customer deposits balance as of December 31, 2018 by $58.4 million as compared to what the balance would have been under ASC 605, Revenue Recognition (see Note 2, Summary of Significant Accounting Policies).

Note 13 –Long-Term Debt Obligations

The following is a summary of our debt as of December 31, 2018 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual	Contractual
	Balance	Current	Long-Term	Amount*	Interest Rates	Maturity Date
Recourse debt:
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	912,625	—	—	0.25%	March 2019
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,243,496	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	871,326	—	2.375%	March 2022
5.30% Senior Notes due in 2025 ("2025 Notes")	1,800,000	—	1,778,756	—	5.30%	August 2025
Credit Agreement	1,540,000	—	1,540,000	230,999	1% plus LIBOR	June 2020
Vehicle and other Loans	76,203	1,203	75,000	—	1.8%-7.6%	January 2019-December 2021
1.625% Convertible Senior Notes due in 2019	565,992	541,070	—	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	91,799	—	0.0%	December 2020
Solar Bonds	24,725	119	25,190	—	2.6%-5.8%	January 2019-January 2031
Total recourse debt	7,387,420	1,455,017	5,625,567	230,999
Non-recourse debt:
Warehouse Agreements	92,000	13,604	78,396	1,008,000	3.9%-4.2%	September 2020
Canada Credit Facility	73,220	31,766	41,454	—	3.6%-5.9%	November 2022
Term Loan due in 2019	180,624	180,624	—	—	6.1%	January 2019
Term Loan due in 2021	169,050	6,876	161,453	—	6.0%	January 2021
Cash equity debt	466,837	10,911	441,472	—	5.3%-5.8%	July 2033- January 2035
Solar asset-backed notes	1,214,071	28,761	1,154,914	—	4.0%-7.7%	September 2024- February 2048
Solar loan-backed notes	210,249	9,888	193,164	—	4.8%-7.5%	September 2048- September 2049
Automotive asset-backed notes	1,177,937	467,926	704,234	—	2.3%-7.9%	December 2019-June 2022
Solar Renewable Energy Credit and other Loans	26,742	16,612	9,836	17,633	5.1%-7.9%	December 2019-July 2021
Total non-recourse debt	3,610,730	766,968	2,784,923	1,025,633
Total debt	$10,998,150	$2,221,985	$8,410,490	$1,256,632

The following is a summary of our debt as of December 31, 2017 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual	Contractual
	Balance	Current	Long-Term	Amount*	Interest Rates	Maturity Date
Recourse debt:
1.50% Convertible Senior Notes due in 2018 ("2018 Notes")	$5,512	$5,442	$—	$—	1.50%	June 2018
2019 Notes	920,000	—	869,092	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,186,131	—	1.25%	March 2021
2022 Notes	977,500	—	841,973	—	2.375%	March 2022
2025 Notes	1,800,000	—	1,775,550	—	5.30%	August 2025
Credit Agreement	1,109,000	—	1,109,000	729,929	1% plus LIBOR	June 2020
Vehicle and other Loans	16,205	15,944	261	—	1.8%-7.6%	January 2018- September 2019
2.75% Convertible Senior Notes due in 2018	230,000	222,171	—	—	2.75%	November 2018
1.625% Convertible Senior Notes due in 2019	566,000	—	511,389	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	86,475	—	0.0%	December 2020
Related Party Promissory Notes due in February 2018	100,000	100,000	—	—	6.5%	February 2018
Solar Bonds	32,016	7,008	24,940	—	2.6%-5.8%	March 2018- January 2031
Total recourse debt	7,239,233	350,565	6,404,811	729,929
Non-recourse debt:
Warehouse Agreements	673,811	195,382	477,867	426,189	3.1%	September 2019
Canada Credit Facility	86,708	31,106	55,603	—	3.6%-5.1%	November 2021
Term Loan due in December 2018	157,095	156,884	—	19,534	4.8%	December 2018
Term Loan due in January 2021	176,290	5,885	169,352	—	4.9%	January 2021
Revolving Aggregation Credit Facility	161,796	—	158,733	438,204	4.1%-4.5%	December 2019
Solar Renewable Energy Credit Loan Facility	38,575	15,858	22,774	—	7.3%	July 2021
Cash equity debt	482,133	12,334	454,421	—	5.3%-5.8%	July 2033-January 2035
Solar asset-backed notes	907,241	23,829	856,586	—	4.0%-7.7%	November 2038-February 2048
Solar loan-backed notes	244,498	8,006	228,838	—	4.8%-7.5%	September 2048-September 2049
Total non-recourse debt	2,928,147	449,284	2,424,174	883,927
Total debt	$10,167,380	$799,849	$8,828,985	$1,613,856

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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts or deferred financing costs. As of December 31, 2018, we were in compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

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

As of June 30, 2018, the 2018 Notes had been completely settled.

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

Each $1,000 of principal of these notes is initially convertible into 2.7788 shares of our common stock, which is equivalent to an initial conversion price of $359.87 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may elect to convert on or after December 1, 2018 for the 2019 Notes and December 1, 2020 for the 2021 Notes. The settlement of such an election to convert the 2019 Notes would be in cash and/or shares of our common stock, which we intend to settle in cash, on the maturity date. The settlement of such an election to convert the 2021 Notes would be in cash for the principal amount and, if applicable, shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock), on the maturity date. Further, holders of these notes may convert, at their option, prior to the respective dates above only under the following circumstances: (1) during a quarter in which the closing price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days immediately preceding the quarter is greater than or equal to 130% of the conversion price; (2) during the five-business day period following any five-consecutive trading day period in which the trading price of these notes is less than 98% of the product of the closing price of our common stock for each day during such five-consecutive trading day period or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon such a conversion of the 2019 Notes, we would pay or deliver (as applicable) cash, shares of our common stock or a combination thereof, at our election. Upon such a conversion of the 2021 Notes, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the applicable maturity date, holders of these notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the applicable maturity date, we would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. As of December 31, 2018, none of the conditions permitting the holders of 2021 Notes to early convert had been met. Therefore, 2021 Notes were classified as long-term.

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

Each $1,000 of principal of the 2022 Notes is initially convertible into 3.0534 shares of our common stock, which is equivalent to an initial conversion price of $327.50 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2022 Notes may convert, at their option, on or after December 15, 2021. Further, holders of the 2022 Notes may convert, at their option, prior to December 15, 2021 only under the following circumstances: (1) during any quarter beginning after June 30, 2017, if the closing price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days immediately preceding the quarter is greater than or equal to 130% of the conversion price; (2) during the five-business day period following any five-consecutive trading day period in which the trading price of the 2022 Notes is less than 98% of the product of the closing price of our common stock for each day during such five-consecutive trading day period or (3) if we make specified distributions to holders of our common stock or if specified corporate transactions occur. Upon a conversion, we would pay cash for the principal amount and, if applicable, deliver shares of our common stock (subject to our right to deliver cash in lieu of all or a portion of such shares of our common stock) based on a daily conversion value. If a fundamental change occurs prior to the maturity date, holders of the 2022 Notes may require us to repurchase all or a portion of their 2022 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such an event in certain circumstances. As of December 31, 2018, none of the conditions permitting the holders of the 2022 Notes to early convert had been met. Therefore, the 2022 Notes are classified as long-term.

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

Credit Agreement

In June 2015, we entered into a senior asset-based revolving credit agreement (as amended from time to time, the “Credit Agreement”) with a syndicate of banks. Borrowed funds bear interest, at our option, at an annual rate of (a) 1% plus LIBOR or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) the lenders’ “prime rate” or (iii) 1% plus LIBOR. The fee for undrawn amounts is 0.25% per annum. The Credit Agreement is secured by certain of our accounts receivable, inventory and equipment. Availability under the Credit Agreement is based on the value of such assets, as reduced by certain reserves.

On May 3, 2018, the Company entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. The Ninth Amendment amended the Credit Agreement to permit Tesla to include in its discretion: (i) the Fremont Factory facilities in the U.S. borrowing base and/or (ii) vehicles in and in-transit to Belgium in the Dutch borrowing base.

Vehicle and Other Loans

We have entered into various vehicle and other loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed and used vehicles owned by us.

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

In November 2018, the 2.75% Convertible Senior Notes due in 2018 matured and aggregate outstanding principal of $230.0 million was fully paid off.

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

Zero-Coupon Convertible Senior Notes due in 2020

In December 2015, SolarCity issued $113.0 million in aggregate principal amount of Zero-Coupon Convertible Senior Notes due on December 1, 2020 in a private placement. $13.0 million of the convertible senior notes were issued to related parties (see Note 21, Related Party Transactions).

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

Related Party Promissory Notes

In April, 2017, our CEO, SolarCity’s former CEO and SolarCity’s former Chief Technology Officer exchanged their $100.0 million (collectively) in aggregate principal amount of 6.50% Solar Bonds due in February 2018 for promissory notes in the same amounts and with substantially the same terms.

During the year ended December 31, 2018, we fully repaid the $100.0 million in aggregate principal amount of 6.50% promissory notes held by our CEO, SolarCity’s former CEO and SolarCity’s former Chief Technology Officer.

Solar Bonds

Solar Bonds are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. Solar Bonds were issued under multiple series with various terms and interest rates. See Note 21, Related Party Transactions, for Solar Bonds issued to related parties.

Warehouse Agreements

In August 2016, our subsidiaries entered into the a loan and security agreement (the “2016 Warehouse Agreement”) for borrowings secured by the future cash flows arising from certain leases and the associated leased vehicles. On August 17, 2017, the 2016 Warehouse Agreement was amended to modify the interest rates and extend the availability period and the maturity date, and our subsidiaries entered into another loan and security agreement (the “2017 Warehouse Agreement”) with substantially the same terms as and that shares the same committed amount with the 2016 Warehouse Agreement. On August 16, 2018, the 2016 Warehouse Agreement and 2017 Warehouse Agreement were amended to extend the availability period from August 17, 2018 to August 16, 2019 and extend the maturity date from September 2019 to September 2020. On December 28, 2018, our subsidiaries terminated the 2017 Warehouse Agreement after having fully repaid all obligations thereunder, and entered into a third loan and security agreement with substantially the same terms as and that shares the same committed amount with the 2016 Warehouse Agreement. We refer to these agreements together as the “Warehouse Agreements.” Amounts drawn under the Warehouse Agreements generally bear interest at a fixed margin above (i) LIBOR or (ii) the commercial paper rate. The Warehouse Agreements are non-recourse to our other assets.

Pursuant to the Warehouse Agreements, an undivided beneficial interest in the future cash flows arising from certain leases and the related leased vehicles has been sold for legal purposes but continues to be reported in the consolidated financial statements. The interest in the future cash flows arising from these leases and the related vehicles is not available to pay the claims of our creditors other than pursuant to obligations to the lenders under the Warehouse Agreements. Any excess cash flows not required to pay obligations under the Warehouse Agreements are available for distributions.

During the year ended December 31, 2018, we repaid $1.16 billion of the principal outstanding under the Warehouse Agreements.

Canada Credit Facility

In December 2016, one of our subsidiaries entered into a credit agreement (the “Canada Credit Facility”) with a bank for borrowings secured by our interests in certain vehicle leases. In December 2017 and December 2018, the Canada Credit Facility was amended to add our interests in additional vehicle leases as collateral, allowing us to draw additional funds. Amounts drawn under the Canada Credit Facility bear interest at fixed rates. The Canada Credit Facility is non-recourse to our other assets.

Term Loan due in 2019

In March 2016, a subsidiary of SolarCity entered into an agreement for a term loan. The term loan bears interest at an annual rate of the lender’s cost of funds plus 3.25%. The fee for undrawn commitments is 0.85% per annum. On March 31, 2017, the agreement was amended to upsize the committed amount, extend the availability period and extend the maturity date. The term loan is secured by substantially all of the assets of the subsidiary and is non-recourse to our other assets. The term loan had an original maturity date of December 2018 and on December 19, 2018, the maturity date was extended to January 2019. On January 30, 2019, the maturity date of the term loan was further extended to April 2019.

Term Loan due in 2021

In January 2016, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a term loan. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to our other assets.

Revolving Aggregation Credit Facility

In May 2015, a subsidiary of SolarCity entered into an agreement with a syndicate of banks for a revolving aggregation credit facility. On March 23, 2016 and June 23, 2017, the agreement was amended to modify the interest rates and extend the availability period and the maturity date. The revolving aggregation credit facility bears interest at an annual rate of 2.75% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at our option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets of certain of our subsidiaries and was non-recourse to our other assets. On December 28, 2018, the aggregate outstanding principal amount of $210.2 million was repaid and the Revolving Aggregation Credit Facility was terminated.

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

Solar Asset-backed Notes, Series 2013-1

In November 2013, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a Special Purpose Entity (“SPE”) and issued $54.4 million in aggregate principal amount of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2018, these solar assets had a carrying value of $85.1 million and are included within solar energy systems, leased and to be leased, net, on the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for the solar energy systems.

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

Solar Asset-backed Notes, 2014-1

In April 2014, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal amount of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2018, these solar assets had a carrying value of $104.4 million and are included within solar energy systems, leased and to be leased, net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for the solar energy systems.

Solar Asset-backed Notes, Series 2014-2

In July 2014, SolarCity pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal amount of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal amount of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2018, these solar assets had a carrying value of $244.5 million and are included within solar energy systems, leased and to be leased, net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for certain of the solar energy systems.

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

Solar Asset-backed Notes, Series 2016-1

In February 2016, SolarCity transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $52.2 million in aggregate principal amount of Solar Asset-backed Notes, Series 2016-1, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2018, these solar assets had a carrying value of $80.3 million and are included within solar energy systems, leased and to be leased, net, on the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 6.71%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. SolarCity contracted with the SPE to provide operations & maintenance and administrative services for certain of the solar energy systems.

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

Solar Asset-backed Notes, Series 2017-2

In December 2017, we transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $99.0 million in aggregate principal amount of Solar Asset-backed Notes, Series 2017-2, Class A, and $31.9 million in aggregate principal amount of Solar Asset-backed Notes, Series 2017-2, Class B, backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. As of December 31, 2018, these solar assets had a carrying value of $204.7 million and are included within solar energy systems, leased and to be leased, net, on the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01% for Class A and 0.04% for Class B. Most of these solar assets and the associated customer contracts are leased to investors under lease pass-through arrangements that we have accounted for as borrowings. The rent paid by the investors under the lease pass-through arrangements is used (and following the expiration of the lease pass-through arrangements, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations & maintenance and administrative services for certain of the solar energy systems.

Solar Asset-backed Notes, Series 2018-1

In December 2018, we pooled and transferred our interests in certain financing funds into a SPE and issued $334.1 million in aggregate principal amount of Solar Asset-backed Notes, Series 2018-1 backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The Solar Asset-backed Notes were issued at par value. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets.

Solar Loan-backed Notes, Series 2016-A

In January 2016, SolarCity pooled and transferred certain MyPower customer notes receivable into a SPE and issued $151.6 million in aggregate principal amount of Solar Loan-backed Notes, Series 2016-A, Class A, and $33.4 million in aggregate principal amount of Solar Loan-backed Notes, Series 2016-A, Class B, backed by these notes receivable to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The Solar Loan-backed Notes were issued at a discount of 3.22% for Class A and 15.90% for Class B. The payments received by the SPE from these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to our other assets.

Solar Loan-backed Notes, Series 2017-A

In January 2017, we pooled and transferred certain MyPower customer notes receivable into a SPE and issued $123.0 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class A; $8.8 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class B, and $13.2 million in aggregate principal amount of Solar Loan-backed Notes, Series 2017-A, Class C, backed by these notes receivable to investors. The SPE is wholly owned by us and is consolidated in the financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these notes receivable. The Solar Loan-backed Notes were issued at a discount of 1.87% for Class A, 1.86% for Class B and 8.13% for Class C. The payments received by the SPE from these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to our other assets.

Automotive Asset-backed Notes, Series 2018-A

In February 2018, we transferred receivables related to certain leased vehicles into a SPE and issued $546.1 million in aggregate principal amount of Automotive Asset-backed Notes, Series 2018-A, backed by these automotive assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The proceeds from the issuance, net of discounts and fees, were $543.1 million. The cash flows generated by these automotive assets are used to service the monthly principal and interest payments on the Automotive Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer lease contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Automotive Asset-backed Note holders, have no recourse to our other assets. A third-party contracted with us to provide administrative and collection services for these automotive assets.

Automotive Asset-backed Notes, Series 2018-B

In December 2018, we transferred receivables related to certain leased vehicles into a SPE and issued $837.4 million in aggregate principal amount of Automotive Asset-backed Notes, Series 2018-B, backed by these automotive assets to investors. The SPE is wholly owned by us and is consolidated in the financial statements. The proceeds from the issuance, net of discounts and fees, were $833.1 million. The cash flows generated by these automotive assets are used to service the monthly principal and interest payments on the Automotive Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer lease contracts in accordance with our revenue recognition policy. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Automotive Asset-backed Note holders, have no recourse to our other assets. A third-party contracted with us to provide administrative and collection services for these automotive assets.

Solar Renewable Energy Credit and other Loans

We have entered into various solar renewable energy credit and other loan agreements with various financial institutions. The solar renewable energy credit loan facility is secured by substantially all of the assets of one of our wholly owned subsidiaries, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to our other assets.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which include the 2018 Notes, the 2019 Notes, the 2021 Notes and the 2022 Notes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Contractual interest coupon	$42,694	$39,129	$27,060
Amortization of debt issuance costs	6,629	6,932	8,567
Amortization of debt discounts	123,560	114,023	99,811
Total	$172,883	$160,084	$135,438

Pledged Assets

As of December 31, 2018 and 2017, we had pledged or restricted $5.23 billion and $4.05 billion of our assets (consisted principally of restricted cash, receivables, inventory, SRECs, solar energy systems, property and equipment) as collateral for our outstanding debt.

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

In April 2017, our CEO exercised his right under the indenture to convert all of his Zero-Coupon Convertible Senior Notes due in 2020, which had an aggregate principal amount of $10.0 million. As a result, on April 26, 2017, we issued 33,333 shares of our common stock to our CEO in accordance with the specified conversion rate, and we recorded an increase to additional paid-in capital of $10.3 million (see Note 13, Long-Term Debt Obligations).

During 2017, we issued 1,510,274 shares of our common stock and paid $32.7 million in cash pursuant to conversions by or exchange agreements entered into with holders of $199.5 million in aggregate principal amount of the 2018 Notes (see Note 13, Long-Term Debt Obligations). As a result, we recorded an increase to additional paid-in capital of $163.0 million. In addition, we settled portions of the bond hedges and warrants entered into in connection with the 2018 Notes, resulting in a net cash inflow of $56.8 million (which was recorded as an increase to additional paid-in capital), the issuance of 34,393 shares of our common stock and the receipt of 169,890 shares of our common stock.

During the fourth quarter of 2017, we issued 34,772 shares of our common stock as part of the purchase consideration for an acquisition.

During the year ended 2018, $5.2 million in aggregate principal amount of the 2018 Notes were converted for $5.2 million in cash and 25,745 shares of our common stock. We also settled bond hedges entered into in connection with the 2018 Notes, resulting in the receipt of 25,745 shares of our common stock. Additionally, we settled the remaining warrants entered into in connection with the 2018 Notes by issuing 238,195 shares of our common stock.

In November 2018, our CEO purchased from us 56,915 shares of our common stock in a private placement at a per share price equal to the last closing price of our stock prior to the execution of the purchase agreement for an aggregate $20.0 million.

Note 15 – Equity Incentive Plans

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock options, RSUs and stock purchase rights to our employees, directors and consultants. Stock options granted under the 2010 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may only be granted to our employees. Nonqualified stock options may be granted to our employees, directors and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a maximum period of 10 years from their grant dates. Vesting typically terminates when the employment or consulting relationship ends. In addition, as a result of our acquisition of SolarCity, we assumed its equity award plans and its outstanding equity awards as of the Acquisition Date. SolarCity’s outstanding equity awards were converted into equity awards to acquire our common stock in share amounts and prices based on the Exchange Ratio, with the equity awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition. The vesting and other terms and conditions of the assumed equity awards are substantially the same as those of the 2010 Plan.

As of December 31, 2018, 9,089,194 shares were reserved and available for issuance under the 2010 Plan.

The following table summarizes our stock option and RSU activity:

	Stock Options				RSUs
			Weighted-			Weighted-
		Weighted-	Average	Aggregate		Average
		Average	Remaining	Intrinsic		Grant
	Number of	Exercise	Contractual	Value	Number	Date Fair
	Options	Price	Life (Years)	(Billions)	of RSUs	Value
Balance, December 31, 2017	10,881,025	$105.56			4,689,310	$265.43
Granted	22,535,566	$346.56			3,043,155	$316.46
Exercised or released	(1,386,509)	$120.40			(1,724,395)	$258.51
Cancelled	(822,228)	$315.48			(1,349,156)	$278.10
Balance, December 31, 2018	31,207,854	$273.40	7.6	$2.25	4,658,914	$294.63
Vested and expected to vest, December 31, 2018	15,312,577	$206.44	6.4	$2.07	4,656,864	$294.62
Exercisable and vested, December 31, 2018	7,877,652	$83.45	3.9	$1.99

The weighted-average grant date fair value of RSUs in the years ended December 31, 2018, 2017, and 2016 was $316.46, $308.71 and $202.59, respectively. The aggregate release date fair value of RSUs in the years ended December 31, 2018, 2017 and 2016 was $545.6 million, $491.0 million and $203.9 million, respectively.

The aggregate intrinsic value of options exercised in the years ended December 31, 2018, 2017, and 2016 was $293.2 million, $544.1 million and $1.68 billion, respectively.

Fair Value Assumptions

We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award with service or service and performance conditions and the ESPP on the grant date generally using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate:
Stock options	2.5%	1.8%	1.5%
ESPP	2.0%	1.1%	0.6%
Expected term (in years):
Stock options	4.7	5.1	6.2
ESPP	0.5	0.5	0.5
Expected volatility:
Stock options	42%	42%	47%
ESPP	43%	35%	41%
Dividend yield:
Stock options	0.0%	0.0%	0.0%
ESPP	0.0%	0.0%	0.0%
Grant date fair value per share:
Stock options	$121.92	$122.25	$98.70
ESPP	$84.37	$75.05	$51.31

The fair value of RSUs with service or service and performance conditions is measured on the grant date based on the closing fair market value of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for zero-coupon U.S. Treasury notes with maturities approximating each grant’s expected life. Prior to the fourth quarter of 2017, given our then limited history with employee grants, we used the “simplified” method in estimating the expected term of our employee grants; the simplified method utilizes the average of the time-to-vesting and the contractual life of the employee grant. Beginning with the fourth quarter of 2017, we use our historical data in estimating the expected term of our employee grants. The expected volatility is based on the average of the implied volatility of publicly traded options for our common stock and the historical volatility of our common stock.

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 20,264,042 stock option awards to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100 billion for the first tranche and increases by increments of $50 billion thereafter, and (ii) any one of the following eight operational milestones focused on revenue or eight operational milestones focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters on an annualized basis. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation.

Total Annualized Revenue (in billions)	Annualized Adjusted EBITDA (in billions)
$20.0	$1.5
$35.0	$3.0
$55.0	$4.5
$75.0	$6.0
$100.0	$8.0
$125.0	$10.0
$150.0	$12.0
$ 175.0	$14.0

As of December 31, 2018, the following operational milestones were considered probable of achievement:

•	Total revenue of $20.0 billion;
•	Adjusted EBITDA of $1.5 billion; and
•	Adjusted EBITDA of $3.0 billion.

Stock-based compensation expense associated with the 2018 CEO Performance Award is recognized over the longer of the expected achievement period for each pair of market capitalization or operational milestones, beginning at the point in time when the relevant operational milestone is considered probable of being met. If additional operational milestones become probable, stock-based compensation expense will be recorded in the period it becomes probable including cumulative catch-up expense for the service provided since the grant date. The market capitalization milestone period and the valuation of each tranche are determined using a Monte Carlo simulation and is used as the basis for determining the expected achievement period. The probability of meeting an operational milestone is based on a subjective assessment of our future financial projections. Even though no tranches of the 2018 CEO Performance Award vest unless a market capitalization and a matching operational milestone are both achieved, stock-based compensation expense is recognized only when an operational milestone is considered probable of achievement regardless of how much additional market capitalization must be achieved in order for a tranche to vest. At our current market capitalization, even the first tranche of the 2018 CEO Performance Award will not vest unless our market capitalization were to approximately double from the current level and stay at that increased level for a sustained period of time. Additionally, stock-based compensation represents a non-cash expense and is recorded as a selling, general, and administrative operating expense in our consolidated statement of operations.

As of December 31, 2018, we had $598.0 million of total unrecognized stock-based compensation expense for the operational milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 3.1 years. As of December 31, 2018, we had unrecognized stock-based compensation expense of $1.51 billion for the operational milestones that were considered not probable of achievement. From March 21, 2018, when the grant was approved by our stockholders, through December 31, 2018, we recorded stock-based compensation expense of $174.9 million related to the 2018 CEO Performance Award.

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

As of December 31, 2018, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

We begin recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of December 31, 2018, we had unrecognized stock-based compensation expense of $10.9 million for the performance milestone that was considered not probable of achievement. For the year ended December 31, 2018, we did not record any additional stock-based compensation related to these awards. For the years ended December 2017 and 2016, we recorded stock-based compensation expense of $6.8 million and $25.3 million, respectively, related to these awards.

2012 CEO Performance Award

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our CEO (the “2012 CEO Performance Award”). The 2012 CEO Performance Award consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.00 billion, as compared to our initial market capitalization of $3.20 billion at the time of grant. As of December 31, 2018, the market capitalization conditions for all of the vesting tranches and the following performance milestones had been achieved:

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

We begin recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of December 31, 2018, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense of $0.1 million, $5.1 million and $15.8 million, respectively, related to the 2012 CEO Grant.

Our CEO earns a base salary that reflects the currently applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted and currently does not accept his salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$85,742	$43,845	$30,400
Research and development	261,079	217,616	154,632
Selling, general and administrative	398,326	205,299	149,193
Restructuring and other	3,877	—	—
Total	$749,024	$466,760	$334,225

We realized no income tax benefit from stock option exercises in each of the periods presented due to cumulative losses and valuation allowances. As of December 31, 2018, we had $1.57 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 3.0 years.

ESPP

Our employees are eligible to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price would be 85% of the lower of the fair market value on the first and last trading days of each six-month offering period. During the years ended December 31, 2018, 2017 and 2016, we issued 399,936, 370,173 and 321,788 shares under the ESPP for $108.8 million, $71.0 million and $51.7 million, respectively. There were 2,023,954 shares available for issuance under the ESPP as of December 31, 2018.

Note 16 – Income Taxes

A provision for income taxes of $57.8 million, $31.5 million and $26.7 million has been recognized for the years ended December 31, 2018, 2017 and 2016, respectively, related primarily to our subsidiaries located outside of the U.S. Our loss before provision for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$412,133	$993,113	$130,718
Noncontrolling interest and redeemable noncontrolling interest	86,491	279,178	98,132
Foreign	506,121	936,741	517,498
Loss before income taxes	$1,004,745	$2,209,032	$746,348

The components of the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(901)	$(9,552)	$—
State	2,792	2,029	568
Foreign	23,622	42,715	53,962
Total current	25,513	35,192	54,530
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	32,324	(3,646)	(27,832)
Total deferred	32,324	(3,646)	(27,832)
Total provision for income taxes	$57,837	$31,546	$26,698

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We were required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the consolidated balance sheets and consolidated statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. As such, in accordance with SAB 118, we completed our analysis during the fourth quarter of 2018 considering current legislation and guidance resulting in no material adjustments from the provisional amounts recorded during the prior year.

Deferred tax assets (liabilities) as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry-forwards	$1,759,716	$1,575,952
Research and development credits	376,556	306,808
Other tax credits	127,813	117,997
Deferred revenue	155,757	200,531
Inventory and warranty reserves	165,262	74,578
Stock-based compensation	102,256	96,916
Investment in certain financing funds	—	24,471
Accruals and others	28,295	26,416
Total deferred tax assets	2,715,655	2,423,669
Valuation allowance	(1,805,648)	(1,843,713)
Deferred tax assets, net of valuation allowance	910,007	579,956
Deferred tax liabilities:
Depreciation and amortization	(860,611)	(537,613)
Other	(23,850)	(18,734)
Investment in certain financing funds	(33,493)	—
Total deferred tax liabilities	(917,954)	(556,347)
Deferred tax liabilities, net of valuation allowance and deferred tax assets	$(7,947)	$23,609

As of December 31, 2018, we recorded a valuation allowance of $1.81 billion for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $38.1 million, increased by $821.0 million, and increased by $354.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The 2017 additional U.S. deferred tax assets are net of re-measurement from 35% to 21% as a result of the Tax Act. There have been no material releases of the valuation allowance. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a full valuation allowance is required against all U.S. deferred tax assets. We have net $30.2 million of deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at statutory federal rate	$(210,996)	$(773,162)	$(261,222)
State tax, net of federal benefit	2,792	2,029	568
Nondeductible expenses	65,375	30,138	26,547
Excess tax benefits related to stock based compensation (1)	(43,977)	(1,013,196)	—
Foreign income rate differential	160,370	364,699	206,470
U.S. tax credits	(79,565)	(109,501)	(162,865)
Noncontrolling interests and redeemable noncontrolling interests adjustment	31,858	65,920	21,964
Effect of U.S. tax law change (2)	—	722,646	—
Bargain in purchase gain	—	20,211	(31,055)
Other reconciling items	960	3,178	785
Change in valuation allowance	131,020	718,584	225,506
Provision for income taxes	$57,837	$31,546	$26,698
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

As of December 31, 2018, we had $7.30 billion of federal and $5.37 billion of state net operating loss carry-forwards available to offset future taxable income, which will not begin to significantly expire until 2024 for federal and 2028 for state purposes. A portion of these losses were generated by SolarCity prior to our acquisition in 2016 and, therefore, are subject to change of control provisions, which limit the amount of acquired tax attributes that can be utilized in a given tax year. We do not expect these change of control limitations to significantly impact our ability to utilize these attributes.

As of December 31, 2018, we had research and development tax credits of $256.1 million and $276.2 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2024. However, the state research and development tax credits can be carried forward indefinitely. In addition, we have other general business tax credits of $126.8 million for federal income tax purposes, which will not begin to significantly expire until 2033.

Collectively, we had no foreign earnings as of December 31, 2018 and therefore was not subject to the mandatory repatriation tax provisions of the Tax Act. However, some of our foreign subsidiaries do have accumulated earnings. No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of our foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. We have determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to prior ownership changes.

Uncertain Tax Positions

The changes to our gross unrecognized tax benefits were as follows (in thousands):

December 31, 2015	$99,127
Increases in balances related to prior year tax positions	28,677
Increases in balances related to current year tax positions	62,805
Assumed uncertain tax positions through acquisition	13,327
December 31, 2016	203,936
Decrease in balances related to prior year tax positions	(31,493)
Increases in balances related to current year tax positions	84,352
Change in balances related to effect of U.S. tax law change	(58,050)
December 31, 2017	198,745
Decrease in balances related to prior year tax positions	(6,347)
Increases in balances related to current year tax positions	60,960
December 31, 2018	$253,357

As of December 31, 2018, accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. Unrecognized tax benefits of $243.8 million, if recognized, would not affect our effective tax rate since the tax benefits would increase a deferred tax asset that is currently fully offset by a full valuation allowance.

We file income tax returns in the U.S., California and various state and foreign jurisdictions. We are currently under examination by the IRS for the years 2015 and 2016. Additional tax years within the period 2004 to 2017 remain subject to examination for federal income tax purposes, and tax years 2004 to 2017 remain subject to examination for California income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California income tax purposes. Tax years 2008 to 2017 remain subject to examination in other U.S. state and foreign jurisdictions.

The potential outcome of the current examination could result in a change to unrecognized tax benefits within the next twelve months. However, we cannot reasonably estimate possible adjustments at this time.

The U.S. Tax Court issued a decision in Altera Corp v. Commissioner related to the treatment of stock-based compensation expense in a cost-sharing arrangement. As this decision can be overturned upon appeal, we have not recorded any impact as of December 31, 2018. In addition, any potential tax benefits would increase our U.S. deferred tax asset, which is currently offset with a full valuation allowance.

Note 17 – Commitments and Contingencies

Non-Cancellable Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, solar energy systems and Supercharger sites, throughout the world. Included within the lease commitment table below are payments due under operating leases that have been accounted for as build-to-suit lease arrangements, which are included in property, plant and equipment on the consolidated balance sheets. Rent expense for the years ended December 31, 2018, 2017, and 2016 was $182.6 million, $177.7 million and $116.8 million, respectively.

We have entered into various agreements to lease equipment under capital leases up to 60 months. The equipment under the leases are collateral for the lease obligations and are included within property, plant and equipment on the consolidated balance sheets.

Future minimum commitments for leases as of December 31, 2018 were as follows (in thousands):

	Operating	Capital
	Leases	Leases
2019	$275,654	$416,952
2020	256,931	503,545
2021	230,406	506,197
2022	182,911	23,828
2023	157,662	4,776
Thereafter	524,590	5,938
Total minimum lease payments	$1,628,154	1,461,236
Less: Amounts representing interest not yet incurred		122,340
Present value of capital lease obligations		1,338,896
Less: Current portion		345,714
Long-term portion of capital lease obligations		$993,182

Build-to-Suit Lease Arrangement in Buffalo, New York

We have a build-to-suit lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”) where the SUNY Foundation will construct a solar cell and panel manufacturing facility, referred to as Gigafactory 2, with our participation in the design and construction, install certain utilities and other improvements and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. The SUNY Foundation covers (i) construction costs related to the manufacturing facility up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $274.7 million and (iii) $125.3 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York; and we are responsible for any construction or equipment costs in excess of such amounts. The SUNY Foundation will own the manufacturing facility and the manufacturing equipment purchased by the SUNY Foundation. Following completion of the manufacturing facility, we will lease the manufacturing facility and the manufacturing equipment owned by the SUNY Foundation for an initial period of 10 years, with an option to renew, for $2.00 per year plus utilities. During the three months ended March 31, 2018, we began production at the manufacturing facility, although construction has not been fully completed as of December 31, 2018.

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

The non-cash investing and financing activities related to the arrangement during the years ended December 31, 2018 and 2017 amounted to $8.0 million and $86.1 million. The non-cash investing and financing activities related to the arrangement from the Acquisition Date through December 31, 2016 amounted to $5.6 million.

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

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Court of Chancery of the State of Delaware by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, but the Delaware Supreme Court denied that request, electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018. The parties are proceeding with discovery. The case is set for trial in March 2020.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, two of its current officers, and a former officer. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court granted defendant’s motion to dismiss with leave to amend.  Plaintiffs filed their amended complaint on September 28, 2018. We will file a motion to dismiss the amended complaint on February 15, 2019.  The hearing on the motion to dismiss is set for March 1, 2019.  We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On October 26, 2018, in a similar action, a purported stockholder class action was filed in the Superior Court of California in Santa Clara County against Tesla, Elon Musk and seven initial purchasers in an offering of debt securities by Tesla in August 2017. The complaint alleges misrepresentations made by Tesla regarding the number of Model 3 vehicles Tesla expected to produce by the end of 2017 in connection with such offering, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities in such offering. Tesla thereafter removed the case to federal court.  On January 22, 2019, plaintiff abandoned its effort to proceed in state court, instead filing an amended complaint against Tesla, Elon Musk and seven initial purchasers in the debt offering before the same judge in the U.S. District Court for the Northern District of California who is hearing the above-referenced earlier filed federal court case.  On February 5, 2019, the Court stayed this new case pending a ruling on the motion to dismiss the complaint in the above earlier filed case. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Mr. Musk and the members of Tesla’s board of directors as then constituted, alleging that such board members breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint; plaintiff filed its opposition brief on November 1, 2018 and defendants filed a reply brief on December 13, 2018.  The hearing on the motion to dismiss is set for May 9, 2019.  We believe the claims asserted in this lawsuit are without merit and intend to defend against them vigorously.

Securities Litigation related to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Elon Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the United States District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. Plaintiffs filed their consolidated complaint on January 16, 2019 and added as defendants the members of Tesla’s board of directors.  Defendants plan to file a motion to dismiss the complaint on or before March 7, 2019.  The hearing on the motion to dismiss is tentatively set for June 20, 2019.  We believe that the claims have no merit and intend to defend against them vigorously. We are unable to estimate the potential loss, or range of loss, associated with these claims.

Between October 17, 2018 and November 9, 2018, five derivative lawsuits were filed in the Delaware Court of Chancery against Mr. Musk and the members of Tesla’s board of directors as then constituted in relation to statements made and actions connected to a potential going private transaction.  These cases have been stayed pending resolution of the stockholder class action.  In addition to these cases, on October 25, 2018, another derivative lawsuit was filed in federal court in Delaware against Mr. Musk and the members of the Tesla board of directors as then constituted, and the parties have agreed to also stay this case pending resolution of the stockholder class action; the parties’ proposed stipulation regarding the stay is pending with the Court.  We believe that the claims have no merit and intend to defend against them vigorously. The Company is unable to estimate the potential loss, or range of loss, associated with these claims.

Settlement with SEC related to Potential Going Private Transaction

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the Court on September 29, 2018, in connection with the actions taken by the U.S. Securities and Exchange Commission (the “SEC”) relating to Elon Musk’s prior statement that he was considering taking Tesla private. Without admitting or denying any of the SEC’s allegations, and with no restriction on Mr. Musk’s ability to serve as an officer or director on the Board (other than as its Chair), among other things, we and Mr. Musk paid civil penalties of $20 million each and agreed that an independent director will serve as Chair of the Board for at least three years, and we appointed such an independent Chair of the Board and two additional independent directors to the Board, and further enhanced our disclosure controls and other corporate governance-related matters.

Certain Investigations and Other Matters

We receive requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”) and various state, federal and international agencies. We routinely cooperate with such regulatory and governmental requests.

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

Letters of Credit

As of December 31, 2018, we had $219.6 million of unused letters of credit outstanding.

Note 18 – Variable Interest Entity Arrangements

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$75,203	$55,425
Restricted cash	130,927	33,656
Accounts receivable, net	18,702	18,204
Prepaid expenses and other current assets	10,262	9,018
Total current assets	235,094	116,303
Operating lease vehicles, net	155,439	337,089
Solar energy systems, leased and to be leased, net	5,116,728	5,075,321
Restricted cash, net of current portion	65,262	36,999
Other assets	55,554	29,555
Total assets	$5,628,077	$5,595,267
Liabilities
Current liabilities
Accounts payable	$32	$32
Accrued liabilities and other	132,774	51,652
Deferred revenue	21,345	59,412
Customer deposits	—	726
Current portion of long-term debt and capital leases	662,988	196,531
Total current liabilities	817,139	308,353
Deferred revenue, net of current portion	177,451	323,919
Long-term debt and capital leases, net of current portion	1,237,707	625,934
Other long-term liabilities	26,400	30,536
Total liabilities	$2,258,697	$1,288,742

Note 19 – Lease Pass-Through Financing Obligation

Through December 31, 2018, we had entered into eight transactions referred to as “lease pass-through fund arrangements”. Under these arrangements, our wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or PPAs with customers with an initial term not exceeding 25 years. These solar energy systems are included within solar energy systems, leased and to be leased, net on the consolidated balance sheet.

The cost of the solar energy systems under lease pass-through fund arrangements as of December 31, 2018 and 2017 was $1.05 billion and $1.09 billion, respectively. The accumulated depreciation on these assets as of December 31, 2018 and 2017 was $66.1 million and $30.9 million, respectively. The total lease pass-through financing obligation as of December 31, 2018 was $111.9 million, of which $61.8 million was classified as a current liability. The total lease pass-through financing obligation as of December 31, 2017 was $134.8 million, of which $67.3 million was classified as a current liability. Lease pass-through financing obligation is included in accrued liabilities and other for the current portion and other long-term liabilities for the long-term portion on the consolidated balance sheet.

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

The lease pass-through financing obligation is non-recourse once the associated solar energy systems have been placed in-service and the associated customer arrangements have been assigned to the investors. However, we are required to comply with certain financial covenants specified in the contractual agreements, which we had met as of December 31, 2018. In addition, we are responsible for any warranties, performance guarantees, accounting and performance reporting. Furthermore, we continue to account for the customer arrangements and any incentive rebates in the consolidated financial statements, regardless of whether the cash is received by us or directly by the investors.

As of December 31, 2018, the future minimum master lease payments to be received from investors, for each of the next five years and thereafter, were as follows (in thousands):

2019	$42,775
2020	42,100
2021	41,147
2022	33,055
2023	26,152
Thereafter	468,490
Total	$653,719

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

Note 20 – Defined Contribution Plan

We have a 401(k) savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) savings plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. Participants are fully vested in their contributions. We did not make any contributions to the 401(k) savings plan during the years ended December 31, 2018, 2017 and 2016.

Note 21 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	December 31,	December 31,
	2018	2017
Solar Bonds issued to related parties	$100	$100
Convertible senior notes due to related parties	$2,674	$2,519
Promissory notes due to related parties	$—	$100,000

The related party transactions were primarily from debt held by our CEO, SolarCity’s former CEO and SolarCity’s former Chief Technology Officer. During the year ended December 31, 2018, the promissory notes payable to such parties were fully repaid. Refer to Note 13, Long-Term Debt Obligations.

Our convertible senior notes are not re-measured at fair value (refer to Note 5, Fair Value of Financial Instruments). As of December 31, 2018 and 2017, the unpaid principal balance of convertible senior notes due to related parties is $3.0 million.

In November 2018, our CEO purchased from us 56,915 shares of our common stock in a private placement at a per share price equal to the last closing price of our stock prior to the execution of the purchase agreement for an aggregate $20.0 million.

Note 22 – Segment Reporting and Information about Geographic Areas

We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing, sales, and leasing of electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment is also comprised of services and other, which includes non-warranty after-sales vehicle services, sales of used vehicles, sales of electric vehicle components and systems to other manufacturers, retail merchandise, and sales by our acquired subsidiaries to third party customers. The energy generation and storage segment includes the design, manufacture, installation, sales, and leasing of solar energy generation and energy storage products. Our CODM does not evaluate operating segments using asset or liability information. The following table presents revenues and gross margins by reportable segment (in thousands):

	Year Ended December 31,
	2018	2017	2016
Automotive segment
Revenues	$19,906,024	$10,642,485	$6,818,738
Gross profit	$3,851,673	$1,980,759	$1,596,195
Energy generation and storage segment
Revenues	$1,555,244	$1,116,266	$181,394
Gross profit	$190,348	$241,728	$3,062

The following table presents revenues by geographic area based on the sales location of our products (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$14,871,507	$6,221,439	$4,200,706
China	1,757,147	2,027,062	1,065,255
Netherlands	965,596	330,343	305,184
Norway	812,730	823,081	335,572
Other	3,054,288	2,356,826	1,093,415
Total	$21,461,268	$11,758,751	$7,000,132

The following table presents long-lived assets by geographic area (in thousands):

	December 31,	December 31,
	2018	2017
United States	$16,741,409	$15,587,979
International	860,064	787,033
Total	$17,601,473	$16,375,012

Note 23 – Restructuring and Other

During 2018, we carried-out certain restructuring actions in order to reduce costs and improve efficiency and recognized $36.6 million of employee termination expenses and estimated losses from sub-leasing a certain facility. The employee termination cash expenses of $27.3 million were substantially paid by the end of 2018, while the remaining amounts were non-cash. Also included within restructuring and other activities was $55.2 million of expenses (materially all of which were non-cash) from restructuring the energy generation and storage segment, which comprised of disposals of certain tangible assets, the shortening of the useful life of a trade name intangible asset and a contract termination penalty. In addition, we concluded that a small portion of the IPR&D asset is not commercially feasible. Consequently, we recognized an impairment loss of $13.3 million (see Note 4, Intangible Assets).

In October 2018, a final court order was entered approving the terms of a settlement in connection with the SEC’s legal actions relating to Elon Musk’s prior consideration during the third quarter of 2018 of a take-private proposal for Tesla. Consequently, we recognized settlement and legal expenses of $30.1 million in the year ended December 31, 2018 (see Note 17, Commitments and Contingencies). These expenses were substantially paid by the end of 2018.

Note 24 – Subsequent Events

On February 3, 2019, we entered into a definitive agreement to acquire Maxwell Technologies, Inc. (“Maxwell”). Pursuant to the definitive agreement, each issued and outstanding share of Maxwell common stock will be exchanged for a fraction of a share of our common stock equal to the lesser of: (i) $4.75 divided by an average value of one share of our common stock as calculated pursuant to the definitive agreement, and (ii) 0.0193, provided that cash will be paid in lieu of any fractional shares of our common stock. The closing of the transaction is subject to the successful tender of a specified minimum number of Maxwell common stock in an exchange offer to be commenced by our wholly-owned subsidiary, certain regulatory approvals and customary closing conditions.

Note 25 – Quarterly Results of Operations (Unaudited)

The following table presents selected quarterly results of operations data for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2018
Total revenues	$3,408,751	$4,002,231	$6,824,413	$7,225,873
Gross profit	$456,526	$618,930	$1,523,665	$1,442,900
Net (loss) income attributable to common stockholders	$(709,551)	$(717,539)	$311,516	$139,483
Net (loss) income per share of common stock attributable to common stockholders, basic	$(4.19)	$(4.22)	$1.82	$0.81
Net (loss) income per share of common stock attributable to common stockholders, diluted	$(4.19)	$(4.22)	$1.75	$0.78
2017
Total revenues	$2,696,270	$2,789,557	$2,984,675	$3,288,249
Gross profit	$667,946	$666,615	$449,140	$438,786
Net loss attributable to common stockholders	$(330,277)	$(336,397)	$(619,376)	$(675,350)
Net loss per share of common stock attributable to common stockholders, basic	$(2.04)	$(2.04)	$(3.70)	$(4.01)
Net loss per share of common stock attributable to common stockholders, diluted	$(2.04)	$(2.04)	$(3.70)	$(4.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance.

During the fourth quarter of 2018, we further enhanced our disclosure controls in accordance with the September 29, 2018 settlement with the SEC regarding Elon Musk’s social media posts on August 7, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2019 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.1	March 1, 2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.2	March 1, 2017

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.2	February 1, 2017

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	March 1, 2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.15	Second Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 5, 2014

4.16	Form of 0.25% Convertible Senior Note Due March 1, 2019 (included in Exhibit 4.17).	8-K	001-34756	4.2	March 5, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.17	Third Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.4	March 5, 2014

4.18	Form of 1.25% Convertible Senior Note Due March 1, 2021 (included in Exhibit 4.19).	8-K	001-34756	4.4	March 5, 2014

4.19	Fourth Supplemental Indenture, dated as of March 22, 2017, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 22, 2017

4.20	Form of 2.375% Convertible Senior Note Due March 15, 2022 (included in Exhibit 4.21).	8-K	001-34756	4.2	March 22, 2017

4.21	Indenture, dated as of August 18, 2017, by and among the Registrant, SolarCity, and U.S. Bank National Association, as trustee.	8-K	001-34756	4.1	August 23, 2017

4.22	Form of 5.30% Senior Note due August 15, 2025.	8-K	001-34756	4.2	August 23, 2017

4.23	Indenture, dated as of September 30, 2014, between SolarCity and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	October 6, 2014

4.24	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of September 30, 2014, between SolarCity and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.2	November 21, 2016

4.25	Indenture, dated as of December 7, 2015, between SolarCity and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	December 7, 2015

4.26	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of December 7, 2015, between SolarCity and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.3	November 21, 2016

4.27	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.28	Third Supplemental Indenture, dated as of October 15, 2014, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2014/3-3.	8-K(1)	001-35758	4.4	October 15, 2014

4.29	Fourth Supplemental Indenture, dated as of October 15, 2014, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2014/4-7	8-K(1)	001-35758	4.5	October 15, 2014

4.30	Seventh Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/3-3.	8-K(1)	001-35758	4.4	January 29, 2015

4.31	Eighth Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/4-7.	8-K(1)	001-35758	4.5	January 29, 2015

4.32	Ninth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/5-5.	8-K(1)	001-35758	4.2	March 9, 2015

4.33	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015
4.34	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.35	Thirteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.60% Solar Bonds, Series 2015/C2-3.	8-K(1)	001-35758	4.3	March 19, 2015

4.36	Fourteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C3-5.	8-K(1)	001-35758	4.4	March 19, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.37	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.38	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.39	Eighteenth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C7-3.	8-K(1)	001-35758	4.3	March 26, 2015

4.40	Nineteenth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C8-5.	8-K(1)	001-35758	4.4	March 26, 2015

4.41	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.42	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.43	Twenty-Fourth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C12-3.	8-K(1)	001-35758	4.3	April 2, 2015

4.44	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C13-5.	8-K(1)	001-35758	4.4	April 2, 2015

4.45	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.46	Twenty-Eighth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C17-3.	8-K(1)	001-35758	4.3	April 9, 2015

4.47	Twenty-Ninth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C18-5.	8-K(1)	001-35758	4.4	April 9, 2015

4.48	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

4.49	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.50	Thirty-Third Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C22-3.	8-K(1)	001-35758	4.3	April 14, 2015

4.51	Thirty-Fourth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C23-5.	8-K(1)	001-35758	4.4	April 14, 2015

4.52	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.53	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

4.54	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.55	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.56	Forty-First Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C30-3.	8-K(1)	001-35758	4.3	April 27, 2015

4.57	Forty-Second Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C31-5.	8-K(1)	001-35758	4.4	April 27, 2015

4.58	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.59	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.60	Forty-Sixth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/10-3.	8-K(1)	001-35758	4.3	May 1, 2015

4.61	Forty-Seventh Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/11-5.	8-K(1)	001-35758	4.4	May 1, 2015

4.62	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.63	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.64	Fiftieth Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C34-3.	8-K(1)	001-35758	4.2	May 11, 2015

4.65	Fifty-First Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C35-5.	8-K(1)	001-35758	4.3	May 11, 2015

4.66	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.67	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.68	Fifty-Fourth Supplemental Indenture, dated as of May 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.50% Solar Bonds, Series 2015/14-2.	8-K(1)	001-35758	4.2	May 14, 2015

4.69	Fifty-Fifth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C38-3.	8-K(1)	001-35758	4.2	May 18, 2015

4.70	Fifty-Sixth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C39-5.	8-K(1)	001-35758	4.3	May 18, 2015

4.71	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.72	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.73	Fifty-Ninth Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C42-3.	8-K(1)	001-35758	4.2	May 26, 2015

4.74	Sixtieth Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C43-5.	8-K(1)	001-35758	4.3	May 26, 2015

4.75	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.76	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

4.77	Sixty-Fourth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C46-3.	8-K(1)	001-35758	4.2	June 10, 2015

4.78	Sixty-Fifth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C47-5.	8-K(1)	001-35758	4.3	June 10, 2015

4.79	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C48-10.	8-K(1)	001-35758	4.4	June 10, 2015

4.80	Sixty-Seventh Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C49-15.	8-K(1)	001-35758	4.5	June 10, 2015

4.81	Sixty-Eighth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C50-3.	8-K(1)	001-35758	4.2	June 16, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.82	Sixty-Ninth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C51-5.	8-K(1)	001-35758	4.3	June 16, 2015

4.83	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.84	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.85	Seventy-Second Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C54-3.	8-K(1)	001-35758	4.2	June 23, 2015

4.86	Seventy-Third Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C55-5.	8-K(1)	001-35758	4.3	June 23, 2015

4.87	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.88	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.89	Seventy-Eighth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C59-3.	8-K(1)	001-35758	4.3	June 29, 2015

4.90	Seventy-Ninth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C60-5.	8-K(1)	001-35758	4.4	June 29, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.91	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

4.92	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.93	Eighty-Third Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C64-3.	8-K(1)	001-35758	4.3	July 14, 2015

4.94	Eighty-Fourth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C65-5.	8-K(1)	001-35758	4.4	July 14, 2015

4.95	Eighty-Fifth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C66-10.	8-K(1)	001-35758	4.5	July 14, 2015

4.196	Eighty-Sixth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C67-15.	8-K(1)	001-35758	4.6	July 14, 2015

4.97	Eighty-Eighth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C69-3.	8-K(1)	001-35758	4.3	July 21, 2015

4.98	Eighty-Ninth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C70-5.	8-K(1)	001-35758	4.4	July 21, 2015

4.99	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.100	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.101	Ninety-Third Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/18-3.	8-K(1)	001-35758	4.3	July 31, 2015

4.102	Ninety-Fourth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/19-5.	8-K(1)	001-35758	4.4	July 31, 2015

4.103	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.104	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.105	Ninety-Eighth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C74-3.	8-K(1)	001-35758	4.3	August 3, 2015

4.106	Ninety-Ninth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C75-5.	8-K(1)	001-35758	4.4	August 3, 2015

4.107	One Hundredth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C76-10.	8-K(1)	001-35758	4.5	August 3, 2015

4.108	One Hundred-and-First Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C77-15.	8-K(1)	001-35758	4.6	August 3, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.109	One Hundred-and-Third Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C79-3.	8-K(1)	001-35758	4.3	August 10, 2015

4.110	One Hundred-and-Fourth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C80-5.	8-K(1)	001-35758	4.4	August 10, 2015

4.111	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.112	One Hundred-and-Sixth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C82-15.	8-K(1)	001-35758	4.6	August 10, 2015

4.113	One Hundred-and-Eighth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C84-3.	8-K(1)	001-35758	4.3	August 17, 2015

4.114	One Hundred-and-Ninth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C85-5.	8-K(1)	001-35758	4.4	August 17, 2015

4.115	One Hundred-and-Tenth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C86-10.	8-K(1)	001-35758	4.5	August 17, 2015

4.116	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.117	One Hundred-and-Thirteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C89-3.	8-K(1)	001-35758	4.3	August 24, 2015

4.118	One Hundred-and-Fourteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C90-5.	8-K(1)	001-35758	4.4	August 24, 2015

4.119	One Hundred-and-Fifteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C91-10.	8-K(1)	001-35758	4.5	August 24, 2015

4.120	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

4.121	One Hundred-and-Eighteenth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C94-3.	8-K(1)	001-35758	4.3	August 31, 2015

4.122	One Hundred-and-Nineteenth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C95-5.	8-K(1)	001-35758	4.4	August 31, 2015

4.123	One Hundred-and-Twentieth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C96-10.	8-K(1)	001-35758	4.5	August 31, 2015

4.124	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.125	One Hundred-and-Twenty-Second Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s Solar Bonds, Series 2015/R1.	8-K(1)	001-35758	4.2	September 11, 2015

4.126	One Hundred-and-Twenty-Third Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s Solar Bonds, Series 2015/R2.	8-K(1)	001-35758	4.3	September 11, 2015

4.127	One Hundred-and-Twenty-Fourth Supplemental Indenture, dated as of September 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s Solar Bonds, Series 2015/R3.	8-K(1)	001-35758	4.4	September 11, 2015

4.128	One Hundred-and-Twenty-Sixth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C99-3.	8-K(1)	001-35758	4.3	September 15, 2015

4.129	One Hundred-and-Twenty-Seventh Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C100-5.	8-K(1)	001-35758	4.4	September 15, 2015

4.130	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.131	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.132	One Hundred-and-Thirty-First Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C104-3.	8-K(1)	001-35758	4.3	September 29, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.133	One Hundred-and-Thirty-Second Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C105-5.	8-K(1)	001-35758	4.4	September 29, 2015

4.134	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

4.135	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.136	One Hundred-and-Thirty-Sixth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C109-3.	8-K(1)	001-35758	4.3	October 13, 2015

4.137	One Hundred-and-Thirty-Seventh Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C110-5.	8-K(1)	001-35758	4.4	October 13, 2015

4.138	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.139	One Hundred-and-Thirty-Ninth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C112-15.	8-K(1)	001-35758	4.6	October 13, 2015

4.140	One Hundred-and-Forty-First Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2015/23-3.	8-K(1)	001-35758	4.3	October 30, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.141	One Hundred-and-Forty-Second Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/24-5.	8-K(1)	001-35758	4.4	October 30, 2015

4.142	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.143	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.144	One Hundred-and-Forty-Sixth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C114-3.	8-K(1)	001-35758	4.3	November 4, 2015

4.145	One Hundred-and-Forty-Seventh Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C115-5.	8-K(1)	001-35758	4.4	November 4, 2015

4.146	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

4.147	One Hundred-and-Forty-Ninth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C117-15.	8-K(1)	001-35758	4.6	November 4, 2015

4.148	One Hundred-and-Fifty-First Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C119-3.	8-K(1)	001-35758	4.3	November 17, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.149	One Hundred-and-Fifty-Second Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C120-5.	8-K(1)	001-35758	4.4	November 17, 2015

4.150	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.151	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.152	One Hundred-and-Fifty-Sixth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C124-3.	8-K(1)	001-35758	4.3	November 30, 2015

4.153	One Hundred-and-Fifty-Seventh Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C125-5.	8-K(1)	001-35758	4.4	November 30, 2015

4.154	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.155	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.156	One Hundred-and-Sixty-First Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C129-3.	8-K(1)	001-35758	4.3	December 14, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.157	One Hundred-and-Sixty-Second Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C130-5.	8-K(1)	001-35758	4.4	December 14, 2015

4.158	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.159	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.160	One Hundred-and-Sixty-Sixth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 2.65% Solar Bonds, Series 2015/C134-3.	8-K(1)	001-35758	4.3	December 28, 2015

4.161	One Hundred-and-Sixty-Seventh Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C135-5.	8-K(1)	001-35758	4.4	December 28, 2015

4.162	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.163	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.164	One Hundred-and-Seventy-First Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 3.00% Solar Bonds, Series 2016/2-3.	8-K(1)	001-35758	4.3	January 29, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.165	One Hundred-and-Seventy-Second Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2016/3-5.	8-K(1)	001-35758	4.4	January 29, 2016

4.166	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.167	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.168	One Hundred-and-Seventy-Sixth Supplemental Indenture, dated as of February 26, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.50% Solar Bonds, Series 2016/7-3.	8-K(1)	001-35758	4.3	February 26, 2016

4.169	One Hundred-and-Seventy-Seventh Supplemental Indenture, dated as of February 26, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/8-5.	8-K(1)	001-35758	4.4	February 26, 2016

4.170	One Hundred-and-Seventy-Eighth Supplemental Indenture, dated as of March 21, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.40% Solar Bonds, Series 2016/9-1.	8-K(1)	001-35758	4.2	March 21, 2016

4.171	One Hundred-and-Seventy-Ninth Supplemental Indenture, dated as of March 21, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/10-5.	8-K(1)	001-35758	4.3	March 21, 2016

4.172	One Hundred-and-Eightieth Supplemental Indenture, dated as of June 10, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.40% Solar Bonds, Series 2016/11-1.	8-K(1)	001-35758	4.2	June 10, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.173	One Hundred-and-Eighty-First Supplemental Indenture, dated as of June 10, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/12-5.	8-K(1)	001-35758	4.3	June 10, 2016

4.174	One Hundred-and-Eighty-Second Supplemental Indenture, dated as of August 17, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 6.50% Solar Bonds, Series 2016/13-18M.	8-K(1)	001-35758	4.2	August 17, 2016

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2007 SolarCity Stock Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.2	October 5, 2012

10.9**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.10**	2010 Zep Solar, Inc. Equity Incentive Plan and form of agreements used thereunder.	S-8(1)	333-192996	4.5	December 20, 2013

10.11**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.12**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.13**	Offer Letter between the Registrant and Jeffrey B. Straubel dated May 6, 2004.	S-1	333-164593	10.12	January 29, 2010

10.14**	Offer Letter between the Registrant and Deepak Ahuja dated February 21, 2017.	10-Q	001-34756	10.7	May 10, 2017

10.15	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.16	Form of Call Option Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.2	March 5, 2014

10.17	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.18	Form of Warrant Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.4	March 5, 2014

10.19	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

10.20	Form of Call Option Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.1	March 22, 2017

10.21	Form of Warrant Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.2	March 22, 2017

10.22†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	-001-34756	10.50	February 27, 2012

10.23†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.24	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.25†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.26

Letter Agreement, dated as of February 24, 2015, regarding addition of co-party to General Terms and Conditions, Production Pricing Agreement and Investment Letter Agreement between Panasonic Corporation and the Registrant.

		10-K	001-34756	10.25A	February 24, 2016

10.27†	Amendment to Gigafactory General Terms, dated March 1, 2016, by and among the Registrant, Panasonic Corporation and Panasonic Energy Corporation of North America.	8-K	001-34756	10.1	October 11, 2016

10.28†	Production Pricing Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.3	November 7, 2014

10.29†	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014

10.30	Amendment to Gigafactory Documents, dated April 5, 2016, by and among the Registrant, Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America.	10-Q	001-34756	10.2	May 10, 2016

10.31	ABL Credit Agreement, dated as of June 10, 2015, by and among the Registrant, Tesla Motors Netherlands B.V., certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, Wells Fargo Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding Inc. and Bank of America, N.A., as syndication agents, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	June 12, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.32	First Amendment, dated as of November 3, 2015, to ABL Credit Agreement, dated as of June 10, 2015, by and among the Registrant, Tesla Motors Netherlands B.V., certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, and the documentation agent, syndication agents, administrative agent, collateral agent and lenders from time to time party thereto.	10-Q	001-34756	10.1	November 5, 2015

10.33

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
10.34

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

		10-K	001-34756	10.28C	February 24, 2016

10.35	Fourth Amendment to Credit Agreement, dated as of July 31, 2016, by and among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	August 1, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.36	Fifth Amendment to Credit Agreement, dated as of December 15, 2016, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	December 20, 2016

10.37	Sixth Amendment to Credit Agreement, dated as of June 19, 2017, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.	10-Q	001-34756	10.1	August 4, 2017

10.38	Seventh Amendment to the ABL Credit Agreement, dated as of August 11, 2017, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	8-K	001-34756	10.2	August 23, 2017

10.39	Eighth Amendment to the ABL Credit Agreement, dated as of March 12, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	10-Q	001-34756	10.2	May 7, 2018

10.40	Ninth Amendment to the ABL Credit Agreement, dated as of May 3, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	10-Q	001-34756	10.3	May 7, 2018

10.41	Tenth Amendment to the ABL Credit Agreement, dated as of December 10, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	—	—	—	—	X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.42†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.43†	Amended and Restated Loan and Security Agreement, dated as of August 17, 2017, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.3	November 3, 2017

10.44†	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of October 18, 2017, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-K	001-34756	10.44	February 23, 2018

10.45	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of March 23, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.4	May 7, 2018

10.46	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of May 4, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.1	November 2, 2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.47†	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of August 16, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.3	November 2, 2018

10.48†	Amendment No. 5 to Amended and Restated Loan and Security Agreement, executed on December 28, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent and Deutsche Bank Trust Company Americas, as Paying Agent.	—	—	—	—	X

10.49†	Loan and Security Agreement, dated as of August 17, 2017, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.4	November 3, 2017

10.50†	Amendment No. 1 to Loan and Security Agreement, dated as of October 18, 2017, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-K	001-34756	10.46	February 23, 2018

10.51	Amendment No. 2 to Loan and Security Agreement, dated as of March 23, 2018, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.5	May 7, 2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.52	Amendment No. 3 to Loan and Security Agreement, dated as of May 4, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.2	November 2, 2018

10.53†	Amendment No. 4 to Loan and Security Agreement, dated as of August 16, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.4	November 2, 2018

10.54†	Payoff and Termination Letter, executed on December 28, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent, relating to Loan and Security Agreement.	—	—	—	—	X

10.55†	Loan and Security Agreement, executed on December 28, 2018, by and among LML 2018 Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	—	—	—	—	X

10.56	Purchase Agreement, dated as of August 11, 2017, by and among the Registrant, SolarCity and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC as representatives of the several initial purchasers named therein.	8-K	001-34756	10.1	August 23, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.57	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

10.58

First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K(1)	001-35758	10.16a	February 24, 2015

10.59

Second Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 15, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K(1)	001-35758	10.16b	February 24, 2015

10.60

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

10.61

Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q(1)	001-35758	10.16d	May 6, 2015

10.62

Fifth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of June 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16e	July 30, 2015

10.63

Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16f	October 30, 2015

10.64

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

10.65

Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16h	October 30, 2015

10.66

Ninth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-K(1)	001-35758	10.16i	February 10, 2016

10.67	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	XBRL Instance Document

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
(1)	Indicates a filing of SolarCity
ITEM 16.	SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: February 19, 2019	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2019
Elon Musk

/s/ Deepak Ahuja	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2019
Deepak Ahuja

/s/ Brad W. Buss	Director	February 19, 2019
Brad W. Buss

/s/ Robyn Denholm	Director	February 19, 2019
Robyn Denholm

/s/ Ira Ehrenpreis	Director	February 19, 2019
Ira Ehrenpreis

/s/ Lawrence J. Ellison	Director	February 19, 2019
Lawrence J. Ellison

/s/ Antonio J. Gracias	Director	February 19, 2019
Antonio J. Gracias

/s/ James Murdoch	Director	February 19, 2019
James Murdoch

/s/ Kimbal Musk	Director	February 19, 2019
Kimbal Musk

/s/ Linda Johnson Rice	Director	February 19, 2019
Linda Johnson Rice

/s/ Kathleen Wilson-Thompson	Director	February 19, 2019
Kathleen Wilson-Thompson

Director
Stephen T. Jurvetson