Form 10-Q
period 2019-06-30
Tesla, Inc.
filed 2019-07-29
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34756

Tesla, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2197729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Deer Creek Road Palo Alto, California	94304
(Address of principal executive offices)	(Zip Code)

(650) 681-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TSLA	The Nasdaq Global Select Market

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

As of July 22, 2019, there were 179,127,239 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in thousands, except for par values)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,954,740	$3,685,618
Restricted cash	128,006	192,551
Accounts receivable, net	1,147,100	949,022
Inventory	3,382,358	3,113,446
Prepaid expenses and other current assets	569,748	365,671
Total current assets	10,181,952	8,306,308
Operating lease vehicles, net	2,069,540	2,089,758
Solar energy systems, net	6,200,704	6,271,396
Property, plant and equipment, net	10,082,458	11,330,077
Operating lease right-of-use assets	1,248,277	—
Intangible assets, net	327,358	282,492
Goodwill	153,475	68,159
MyPower customer notes receivable, net of current portion	400,308	421,548
Restricted cash, net of current portion	365,547	398,219
Other assets	842,978	571,657
Total assets	$31,872,597	$29,739,614
Liabilities
Current liabilities
Accounts payable	$3,133,587	$3,404,451
Accrued liabilities and other	2,622,943	2,094,253
Deferred revenue	883,293	630,292
Resale value guarantees	526,758	502,840
Customer deposits	631,107	792,601
Current portion of long-term debt and finance leases	1,791,085	2,567,699
Total current liabilities	9,588,773	9,992,136
Long-term debt and finance leases, net of current portion	11,234,401	9,403,672
Deferred revenue, net of current portion	1,182,042	990,873
Resale value guarantees, net of current portion	61,200	328,926
Other long-term liabilities	2,655,720	2,710,403
Total liabilities	24,722,136	23,426,010
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in subsidiaries	580,227	555,964
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 179,118 and 172,603 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	179	173
Additional paid-in capital	12,052,458	10,249,120
Accumulated other comprehensive loss	(5,605)	(8,218)
Accumulated deficit	(6,331,639)	(5,317,832)
Total stockholders' equity	5,715,393	4,923,243
Noncontrolling interests in subsidiaries	854,841	834,397
Total liabilities and equity	$31,872,597	$29,739,614

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Automotive sales	$5,168,027	$3,117,865	$8,676,768	$5,679,746
Automotive leasing	208,362	239,816	423,482	413,252
Total automotive revenues	5,376,389	3,357,681	9,100,250	6,092,998
Energy generation and storage	368,208	374,408	692,869	784,430
Services and other	605,079	270,142	1,098,021	533,554
Total revenues	6,349,676	4,002,231	10,891,140	7,410,982
Cost of revenues
Automotive sales	4,253,763	2,529,739	7,109,972	4,621,136
Automotive leasing	106,322	136,915	223,414	241,411
Total automotive cost of revenues	4,360,085	2,666,654	7,333,386	4,862,547
Energy generation and storage	325,523	330,273	642,410	705,636
Services and other	743,022	386,374	1,428,555	767,343
Total cost of revenues	5,428,630	3,383,301	9,404,351	6,335,526
Gross profit	921,046	618,930	1,486,789	1,075,456
Operating expenses
Research and development	323,898	386,129	664,072	753,225
Selling, general and administrative	647,261	750,759	1,351,190	1,437,163
Restructuring and other	117,345	103,434	160,816	103,434
Total operating expenses	1,088,504	1,240,322	2,176,078	2,293,822
Loss from operations	(167,458)	(621,392)	(689,289)	(1,218,366)
Interest income	10,362	5,064	19,124	10,278
Interest expense	(171,979)	(163,582)	(329,432)	(313,128)
Other (expense) income, net	(40,756)	50,911	(15,006)	13,195
Loss before income taxes	(369,831)	(728,999)	(1,014,603)	(1,508,021)
Provision for income taxes	19,431	13,707	42,304	19,312
Net loss	(389,262)	(742,706)	(1,056,907)	(1,527,333)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	19,072	(25,167)	53,562	(100,243)
Net loss attributable to common stockholders	$(408,334)	$(717,539)	$(1,110,469)	$(1,427,090)
Net loss per share of common stock attributable to common stockholders
Basic	$(2.31)	$(4.22)	(6.40)	$(8.42)
Diluted	$(2.31)	$(4.22)	(6.40)	$(8.42)
Weighted average shares used in computing net loss per share of common stock
Basic	176,654	169,997	174,831	169,574
Diluted	176,654	169,997	174,831	169,574

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(389,262)	$(742,706)	$(1,056,907)	$(1,527,333)
Other comprehensive income (loss):
Foreign currency translation adjustment	29,414	(64,376)	2,613	(14,803)
Comprehensive loss	(359,848)	(807,082)	(1,054,294)	(1,542,136)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	19,072	(25,167)	53,562	(100,243)
Comprehensive loss attributable to common stockholders	$(378,920)	$(781,915)	$(1,107,856)	$(1,441,893)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in thousands, except per share data)

(unaudited)

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended June 30, 2018	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of March 31, 2018	$405,835	169,750	$170	$9,418,896	$(5,051,292)	$82,921	$4,450,695	$863,876	$5,314,571
Reclass from mezzanine equity to equity for Convertible Senior Notes due in 2018	—	—	—	2	—	—	2	—	2
Exercises of conversion feature of convertible senior notes	—	0	0	1	—	—	1	—	1
Common stock issued	—	766	1	31,052	—	—	31,053	—	31,053
Stock-based compensation	—	—	—	206,586	—	—	206,586	—	206,586
Contributions from noncontrolling interests	134,340	—	—	—	—	—	—	44,993	44,993
Distributions to noncontrolling interests	(19,537)	—	—	—	—	—	—	(43,648)	(43,648)
Net income (loss)	18,898	—	—	—	(717,539)	—	(717,539)	(44,065)	(761,604)
Other comprehensive loss	—	—	—	—	—	(64,376)	(64,376)	—	(64,376)
Balance as of June 30, 2018	$539,536	170,516	$171	$9,656,537	$(5,768,831)	$18,545	$3,906,422	$821,156	$4,727,578

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Six Months Ended June 30, 2018	Interests	Shares	Amount	Capital	Deficit	Income	Equity	Subsidiaries	Equity
Balance as of December 31, 2017	$397,734	168,797	$169	$9,178,024	$(4,974,299)	$33,348	$4,237,242	$997,346	$5,234,588
Adjustments for prior periods from adopting ASC 606	8,101	—	—	—	623,172	—	623,172	(89,084)	534,088
Adjustments for prior periods from adopting Accounting Standards Update No. 2017-05	—	—	—	—	9,386	—	9,386	—	9,386
Reclass from mezzanine equity to equity for Convertible Senior Notes due in 2018	—	—	—	70	—	—	70	—	70
Exercises of conversion feature of convertible senior notes	—	0	0	(37)	—	—	(37)	—	(37)
Common stock issued	—	1,719	2	125,069	—	—	125,071	—	125,071
Stock-based compensation	—	—	—	353,411	—	—	353,411	—	353,411
Contributions from noncontrolling interests	172,466	—	—	—	—	—	—	80,571	80,571
Distributions to noncontrolling interests	(30,497)	—	—	—	—	—	—	(75,702)	(75,702)
Net loss	(8,268)	—	—	—	(1,427,090)	—	(1,427,090)	(91,975)	(1,519,065)
Other comprehensive loss	—	—	—	—	—	(14,803)	(14,803)	—	(14,803)
Balance as of June 30, 2018	$539,536	170,516	$171	$9,656,537	$(5,768,831)	$18,545	$3,906,422	$821,156	$4,727,578

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of March 31, 2019	$570,284	173,682	$174	$10,563,746	$(5,923,305)	$(35,019)	$4,605,596	$862,026	$5,467,622
Conversion feature of Convertible Senior Notes due in 2024	—	—	—	490,944	—	—	490,944	—	490,944
Purchase of convertible note hedges	—	—	—	(475,824)	—	—	(475,824)	—	(475,824)
Sales of warrants	—	—	—	174,432	—	—	174,432	—	174,432
Common stock issued	—	984	1	17,631	—	—	17,632	—	17,632
Issuance of common stock in May 2019 public offering at 243.00 per share, net of issuance costs of $15,140	—	3,549	3	847,356	—	—	847,359	—	847,359
Issuance of common stock upon acquisition, net of transaction costs	—	903	1	204,458	—	—	204,459	—	204,459
Stock-based compensation	—	—	—	225,595	—	—	225,595	—	225,595
Contributions from noncontrolling interests	10,020	—	—	—	—	—	—	32,025	32,025
Distributions to noncontrolling interests	(26,175)	—	—	—	—	—	—	(32,184)	(32,184)
Other	—	—	—	4,120	—	—	4,120	—	4,120
Net income (loss)	26,098	—	—	—	(408,334)	—	(408,334)	(7,026)	(415,360)
Other comprehensive income	—	—	—	—	—	29,414	29,414	—	29,414
Balance as of June 30, 2019	$580,227	179,118	$179	$12,052,458	$(6,331,639)	$(5,605)	$5,715,393	$854,841	$6,570,234

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Six Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of December 31, 2018	$555,964	172,603	$173	$10,249,120	$(5,317,832)	$(8,218)	$4,923,243	$834,397	$5,757,640
Adjustments for prior periods from adopting ASC 842	—	—	—	—	96,662	—	96,662	—	96,662
Exercises of conversion feature of convertible senior notes	—	0	0	3	—	—	3	—	3
Conversion feature of Convertible Senior Notes due in 2024	—	—	—	490,944	—	—	490,944	—	490,944
Purchase of convertible note hedges	—	—	—	(475,824)	—	—	(475,824)	—	(475,824)
Sales of warrants	—	—	—	174,432	—	—	174,432	—	174,432
Common stock issued	—	2,013	2	95,583	—	—	95,585	—	95,585
Issuance of common stock in May 2019 public offering at 243.00 per share, net of issuance costs of $15,140	—	3,549	3	847,356	—	—	847,359	—	847,359
Issuance of common stock upon acquisition, net of transaction costs	—	953	1	218,994	—	—	218,995	—	218,995
Stock-based compensation	—	—	—	455,319	—	—	455,319		455,319
Contributions from noncontrolling interests	40,440	—	—	—	—	—	—	48,426	48,426
Distributions to noncontrolling interests	(36,972)	—	—	—	—	—	—	(60,749)	(60,749)
Buy-outs of noncontrolling interests	—	—	—	(7,589)	—	—	(7,589)	—	(7,589)
Other	—	—	—	4,120	—	—	4,120	—	4,120
Net income (loss)	20,795	—	—	—	(1,110,469)	—	(1,110,469)	32,767	(1,077,702)
Other comprehensive income	—	—	—	—	—	2,613	2,613	—	2,613
Balance as of June 30, 2019	$580,227	179,118	$179	$12,052,458	$(6,331,639)	$(5,605)	$5,715,393	$854,841	$6,570,234

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,056,907)	$(1,527,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	1,046,149	901,488
Stock-based compensation	418,241	338,983
Amortization of debt discounts and issuance costs	82,123	74,419
Inventory write-downs	115,672	46,098
Loss on disposals of fixed assets	47,931	118,850
Foreign currency transaction (gains) losses	(10,848)	6,185
Non-cash interest and other operating activities	158,699	5,685
Operating cash flow related to repayment of discounted convertible notes	(188,107)	—
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(168,312)	(98,509)
Inventory	(352,428)	(1,055,556)
Operating lease vehicles	(175,898)	(186,208)
Prepaid expenses and other current assets	(139,141)	(95,194)
Other non-current assets	42,165	(59,446)
Accounts payable and accrued liabilities	49,898	909,720
Deferred revenue	476,556	107,497
Customer deposits	(160,376)	42,920
Resale value guarantee	(76,332)	(39,563)
Other long-term liabilities	114,915	(18,076)
Net cash provided by (used in) operating activities	224,000	(528,040)
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(529,609)	(1,265,475)
Purchases of solar energy systems	(43,458)	(140,375)
Purchase of intangible assets	(5,333)	—
Business combinations, net of cash acquired	31,012	(5,604)
Net cash used in investing activities	(547,388)	(1,411,454)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings	848,232	—
Proceeds from issuances of convertible and other debt	5,007,481	3,043,227
Repayments of convertible and other debt	(3,700,332)	(2,268,716)
Repayments of borrowings issued to related parties	—	(17,500)
Collateralized lease repayments	(219,323)	(200,518)
Proceeds from exercises of stock options and other stock issuances	95,585	125,071
Principal payments on finance leases	(142,571)	(48,182)
Common stock and debt issuance costs	(30,376)	(3,671)
Purchase of convertible note hedges	(475,824)	—
Proceeds from issuance of warrants	174,432	—
Proceeds from investments by noncontrolling interests in subsidiaries	88,866	253,037
Distributions paid to noncontrolling interests in subsidiaries	(148,759)	(109,545)
Payments for buy-outs of noncontrolling interests in subsidiaries	(7,589)	(2,921)
Net cash provided by financing activities	1,489,822	770,282
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,471	(12,509)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,171,905	(1,181,721)
Cash and cash equivalents and restricted cash, beginning of period	4,276,388	3,964,959
Cash and cash equivalents and restricted cash, end of period	$5,448,293	$2,783,238
Supplemental Non-Cash Investing and Financing Activities
Equity issued in connection with business combination	$207,222	$—
Acquisitions of property and equipment included in liabilities	$287,002	$335,048
Estimated fair value of facilities under build-to-suit leases	$—	$61,709

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

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of June 30, 2019, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation include access to our Supercharger network, internet connectivity, Autopilot and Full Self-Driving (“FSD”) features and over-the-air software updates. Deferred revenue related to the access to our Supercharger network, internet connectivity, Autopilot and FSD features and over-the-air software updates on automotive sales with and without resale value guarantee amounted to $1.19 billion and $882.8 million as of June 30, 2019 and December 31, 2018, respectively. Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2018 was   $113.5 million for the six months ended June 30, 2019 . From the deferred revenue balance as of January 1, 2018, revenue recognized during the six months ended June 30, 2018 was $44.5 million.  Of the total deferred revenue on automotive sales with and without resale value guarantees, we expect to recognize $567.0 million of revenue in the next 12 months. The remaining balance will be recognized over the various performance periods of the obligations, which is up to the eight-year life of the vehicle.

At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable consideration related to future product returns. Such estimates are based on historical experience. On a quarterly basis, we assess the estimated market values of vehicles under our buyback options program to determine whether there will be changes to future product returns. As we accumulate more data related to the buyback values of our vehicles or as market conditions change, there may be material changes to their estimated values.  Due to price adjustments we made to our vehicle offerings during the six months ended June 30, 2019 , we estimated that there is a greater likelihood that customers will exercise their buyback options that were provided prior to such adjustments. As a result, along with the estimated variable consideration related to normal future product returns for vehicles sold under the buyback options program in the second quarter, we adjusted our sales return reserve on vehicles previously sold under our buyback options program resulting in a reduction of automotive sales revenues of $64.1 million and $564.6 million for the three and six months ended June 30, 2019, respectively. If customers elect to exercise the buyback option, we expect to be able to subsequently resell the returned vehicles, which resulted in a corresponding reduction in automotive cost of sales of $49.6 million and $458.4 million for the three and six months ended June 30, 2019, respectively. The net impact was $14.5 million and $106.2 million reduction in gross profit for the three and six months ended June 30, 2019, respectively.

Automotive Regulatory Credits

We recognize revenue on the sale of regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive revenue in the consolidated statements of operations. Deferred revenue related to sales of automotive regulatory credits was $140.0 million and $0 as of June 30, 2019 and December 31, 2018, respectively. We expect to recognize the deferred revenue as of June 30, 2019 over the next 1 to 3 years.

Automotive Leasing Revenue

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as the two programs with resale value guarantees described below.

Direct Vehicle Leasing Program

We have outstanding leases under our direct vehicle leasing programs in the U.S., Canada and in certain countries in Europe. As of June 30, 2019, the direct vehicle leasing program is offered for new Model S, Model X vehicles in the U.S. and Canada and for new Model 3 vehicles in the U.S. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers have the option of either returning the vehicle to us or purchasing it for a pre-determined residual value, for Model S and Model X leases. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue.

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

Vehicle Sales to Leasing Partners with a Resale Value Guarantee and a Buyback Option

We offer buyback options in connection with automotive sales with resale value guarantees with certain leasing partner sales in the United States. These transactions entail a transfer of leases, which we have originated with an end-customer, to our leasing partner. As control of the vehicles has not been transferred, these transactions were accounted for as interest bearing collateralized borrowings in accordance with ASC 840, Leases, prior to January 1, 2019. Under this program, cash is received for the full price of the vehicle and the collateralized borrowing value is generally recorded within resale value guarantees and the customer upfront deposit is recorded within deferred revenue. We amortize the deferred revenue amount to automotive leasing revenue on a straight-line basis over the option period and accrue interest expense based on our borrowing rate. We capitalize vehicles under this program to operating lease vehicles, net, on the consolidated balance sheets, and we record depreciation from these vehicles to cost of automotive leasing revenue during the period the vehicle is under a lease arrangement. Cash received for these vehicles, net of revenue recognized during the period, is classified as collateralized lease (repayments) borrowings within cash flows from financing activities in the consolidated statements of cash flows. With the adoption of ASC 842 on January 1, 2019, all new agreements under this program are accounted for as operating leases under ASC 842 and there was no material change in the timing and amount of revenue recognized over the term. Consequently, any cash flows for new agreements are classified as operating cash activities on the consolidated statements of cash flows.

At the end of the lease term, we settle our liability in cash by either purchasing the vehicle from the leasing partner for the buyback option amount or paying a shortfall to the option amount the leasing partner may realize on the sale of the vehicle. Any remaining balances within deferred revenue and resale value guarantee will be settled to automotive leasing revenue. The end customers can extend the lease for a period of up to 6 months. In cases where the leasing partner retains ownership of the vehicle after the end of our option period, we expense the net value of the leased vehicle to cost of automotive leasing revenue. The maximum amount we could be required to pay under this program, should we decide to repurchase all vehicles, was $355.7 million and $479.8 million as of June 30, 2019 and December 31, 2018, respectively, including $297.2 million within a 12-month period from June 30, 2019. As of June 30, 2019 and December 31, 2018, we had $399.8 million and $558.3 million, respectively, of such borrowings recorded in resale value guarantees and $68.7 million and $92.5 million, respectively, recorded in deferred revenue liability. For the three and six months ended June 30, 2019, we recognized $49.8 million and $102.7 million, respectively, of leasing revenue related to this program, and $84.7 million and $167.2 million, respectively, for the same periods in 2018. The net carrying amount of operating lease vehicles under this program was $332.9 million and $468.5 million as of June 30, 2019 and December 31, 2018.

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

In cases where a customer retains ownership of a vehicle at the end of the guarantee period, the resale value guarantee liability and any remaining deferred revenue balances related to the vehicle are settled to automotive leasing revenue, and the net book value of the leased vehicle is expensed to cost of automotive leasing revenue. If a customer returns the vehicle to us during the guarantee period, we purchase the vehicle from the customer in an amount equal to the resale value guarantee and settle any remaining deferred balances to automotive leasing revenue, and we reclassify the net book value of the vehicle on the consolidated balance sheets to used vehicle inventory. As of June 30, 2019 and December 31, 2018, $187.5 million and $149.7 million, respectively, of the guarantees were exercisable by customers within the next 12 months. For the three and six months ended June 30, 2019, we recognized $37.3 million and $84.8 million, respectively, of leasing revenue related to this program, and $60.6 million and $76.7 million, respectively, for the same periods in 2018. The net carrying amount of operating lease vehicles under this program was $142.1 million and $211.5 million, respectively, as of June 30, 2019 and December 31, 2018.

Services and Other Revenue

Services and other revenue consists of non-warranty after-sales vehicle services, sales of used vehicles, retail merchandise, and sales by our acquired subsidiaries to third party customers.

Revenues related to repair and maintenance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within customer deposits on the consolidated balance sheet. Deferred revenue related to services and other revenue was immaterial as of June 30, 2019 and December 31, 2018.

Energy Generation and Storage Sales

Energy generation and storage sales revenues consists of the sale of solar energy systems and energy storage systems to residential, small commercial, and large commercial and utility grade customers. Upon adoption of the new lease standard (refer to Leases section below for details), energy generation and storage sales revenues include agreements for solar energy systems and power purchase agreements (“PPAs”) that commence after January 1, 2019, as these are now accounted for under ASC 606. We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of June 30, 2019 and December 31, 2018, deferred revenue related to such customer payments amounted to $148.4 million and $148.7 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2018  was $21.8 million for the six months ended June 30, 2019 . Revenue recognized from the deferred revenue balance as of January 1, 2018, was $28.6 million for the six months ended June 30, 2018.  We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of June 30, 2019, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $102.2 million. Of this amount, we expect to recognize $4.8 million in the next 12 months and the remaining over a period up to 29 years.

Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term. As of June 30, 2019 and December 31, 2018, deferred revenue from rebates and incentives amounted to $35.3 million and $36.8 million, respectively.

We capitalize initial direct costs from the execution of solar energy system sales and PPAs, which include the referral fees and sales commissions, as an element of solar energy systems, net, and subsequently amortize these costs over the term of the related sale or PPA.

Revenue by source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Automotive sales without resale value guarantee	$4,918,301	$2,698,239	$8,601,682	$4,880,753
Automotive sales with resale value guarantee (1)	138,507	365,616	(252,114)	664,654
Automotive regulatory credits	111,219	54,010	327,200	134,339
Energy generation and storage sales (2)	225,765	234,602	437,865	532,497
Services and other	605,079	270,142	1,098,021	533,554
Total revenues from sales and services	5,998,871	3,622,609	10,212,654	6,745,797
Automotive leasing	208,362	239,816	423,482	413,252
Energy generation and storage leasing (2)	142,443	139,806	255,004	251,933
Total revenues	$6,349,676	$4,002,231	$10,891,140	$7,410,982

(1)

We made pricing adjustments to our vehicle offerings during the six months ended June 30, 2019, which resulted in a reduction of automotive sales with resale value guarantee revenues. Refer to Automotive Sales with and without Resale Value Guarantee section above for details. The amount presented represents gross automotive sales with resale value guarantee in the three and six months ended June 30, 2019 net of such pricing adjustments impact.

(2)

Following the adoption of ASU No. 2016-02, Leases, solar energy system sales and PPAs that commence after January 1, 2019, where we are the lessor and were previously accounted for as leases, will no longer meet the definition of a lease and will instead be accounted for in accordance with ASC 606 (refer to the Leases section below for details).

Leases

In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842 as of January 1, 2019 using the cumulative effect adjustment approach (“adoption of the new lease standard”). In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented. The finance lease classification under ASC 842 includes leases previously classified as capital leases under ASC 840.

Agreements for solar energy system leases and PPAs (solar leases) that commence after January 1, 2019, where we are the lessor and would have been accounted for as operating leases no longer meet the definition of a lease upon the adoption of ASC 842 and will instead be accounted for in accordance with ASC 606. Under these two types of arrangements, the customer is not responsible for the design of the energy system but rather approved the energy system benefits in terms of energy capacity and production to be received over the term. Accordingly, the revenue from solar leases commencing after January 1, 2019 are now recognized as earned, based on the amount of capacity provided or electricity delivered at the contractual billing rates, assuming all other revenue recognition criteria have been met. Under the practical expedient available under ASC 606-10-55-18, we recognize revenue based on the value of the service which is consistent with the billing amount. There is no change to the amount and timing of revenue recognition for solar lease arrangements.

We have lease agreements with lease and non-lease components, and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease. Additionally, we have determined that the leases previously identified as build-to-suit leasing arrangements under legacy lease accounting (ASC 840), were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842. Accordingly, these leases have been reassessed as operating leases as of the adoption date under ASC 842, and are included on the consolidated balance sheet as of June 30, 2019.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are included within accrued liabilities and other for the current portion, and within other long-term liabilities for the long-term portion on our consolidated balance sheet as of June 30, 2019. Finance lease assets are included within property, plant and equipment, net, and the corresponding finance lease liabilities are included within current portion of long-term debt and finance leases for the current portion, and within long-term debt and finance leases, net of current portion for the long-term portion on our consolidated balance sheet as of June 30, 2019.

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

Adoption of the new lease standard on January 1, 2019 had a material impact on our interim unaudited consolidated financial statements. The most significant impacts related to the (i) recognition of right-of-use ("ROU") assets of $1.29 billion and lease liabilities of $1.24 billion for operating leases on the consolidated balance sheet, and (ii) de-recognition of build-to-suit lease assets and liabilities of $1.62 billion and $1.74 billion, respectively, with the net impact of $96.7 million recorded to accumulated deficit, as of January 1, 2019. We also reclassified prepaid expenses and other current asset balances of $141.6 million and deferred rent balance, including tenant improvement allowances, and other liability balances of $69.7 million relating to our existing lease arrangements as of December 31, 2018, into the ROU asset balance as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The standard did not materially impact our consolidated statement of operations and consolidated statement of cash flows.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows (in thousands):

	Balances at December 31, 2018	Adjustments from Adoption of New Lease Standard	Balances at January 1, 2019
Assets
Prepaid expenses and other current assets	$365,671	$(300)	$365,371
Property, plant and equipment, net	11,330,077	(1,617,373)	9,712,704
Operating lease right-of-use assets	—	1,285,617	1,285,617
Other assets	571,657	(141,322)	430,335
Liabilities
Accrued liabilities and other	2,094,253	117,717	2,211,970
Current portion of long-term debt and finance leases	2,567,699	—	2,567,699
Long-term debt and finance leases, net of current portion	9,403,672	—	9,403,672
Other long-term liabilities	2,710,403	(687,757)	2,022,646
Equity
Accumulated deficit	(5,317,832)	96,662	(5,221,170)

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2019 and December 31, 2018, the aggregate balances of our gross unrecognized tax benefits were $299.1 million and $253.4 million, respectively, of which $278.2 million and $243.8 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court.  We do not expect this to have an impact on our consolidated financial statements.

Net Income (Loss) per Share of Common Stock Attributable to Common Stockholders

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. During the six months ended June 30, 2019, we increased net loss attributable to common stockholders by $7.6 million to arrive at the numerator used to calculate net loss per share. This adjustment represents the difference between the cash we paid to a financing fund investor for their noncontrolling interest in one of our subsidiaries and the carrying amount of the noncontrolling interest on our consolidated balance sheet, in accordance with ASC 260, Earnings per Share. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. Since we intend to settle in cash the principal outstanding under the 1.25% Convertible Senior Notes due in 2021, the 2.375% Convertible Senior Notes due in 2022 and the 2.00% Convertible Senior Notes due in 2024, we use the treasury stock method when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our notes, we entered into convertible note hedges (see Note 11, Long-Term Debt Obligations). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based awards	12,820,081	9,925,584	11,829,378	9,815,543
Convertible senior notes	1,088,699	1,500,618	1,088,699	1,503,118
Warrants	—	270,027	—	286,010

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

	June 30,	December 31,	June 30,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$4,954,740	$3,685,618	$2,236,424	$3,367,914
Restricted cash	128,006	192,551	146,822	155,323
Restricted cash, net of current portion	365,547	398,219	399,992	441,722
Total as presented in the consolidated statements of cash flows	$5,448,293	$4,276,388	$2,783,238	$3,964,959

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable, convertible note hedges, and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of June 30, 2019 , one entity represented 10% or more of our total accounts receivable balance. As of December 31, 2018, no entity represented 10% of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Operating Lease Vehicles

Vehicles that are leased as part of our direct vehicle leasing program, vehicles delivered to leasing partners with a resale value guarantee and a buyback option, as well as vehicles delivered to customers with resale value guarantee where exercise is probable are classified as operating lease vehicles as the related revenue transactions are treated as operating leases (refer to the Resale Value Guarantees Financing Programs under ASC 842 section above for details). Operating lease vehicles are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected operating lease term. The total cost of operating lease vehicles recorded on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 was $2.51 billion and $2.55 billion, respectively. Accumulated depreciation related to leased vehicles as of June 30, 2019 and December 31, 2018 was $435.9 million and $457.6 million, respectively.

Warranties

We provide a manufacturer’s warranty on all new and used vehicles, production powertrain components and systems and energy storage products we sell. In addition, we also provide a warranty on the installation and components of the solar energy systems we sell for periods typically between 10 to 30 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to lease accounting and our solar energy systems under lease contracts or PPAs, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheets. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations. Accrued warranty activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accrued warranty—beginning of period	$843,908	$465,866	$747,826	$401,790
Warranty costs incurred	(61,237)	(49,604)	(115,426)	(94,285)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	5,598	(10,917)	43,348	(10,416)
Additional warranty accrued from adoption of the new revenue standard	—	—	—	37,139
Provision for warranty	153,223	118,664	265,744	189,781
Accrued warranty—end of period	$941,492	$524,009	$941,492	$524,009

For the three and six months ended June 30, 2019, warranty costs incurred for vehicles accounted for as operating leases or collateralized debt arrangements were $5.7 million and $11.3 million, respectively, and for the three and six months ended June 30, 2018, such costs were $7.0 million and $12.8 million, respectively.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04 and ASU No. 2019-05 to provide additional guidance on the credit losses standard. The ASUs are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. We are currently obtaining an understanding of the ASUs and plan to adopt them on January 1, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is prospective. We plan to adopt the ASU prospectively on January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is either retrospective or prospective. We plan to adopt the ASU prospectively on January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, to simplify the application of current hedge accounting guidance. The ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted the ASU prospectively on January 1, 2019, and the ASU did not have a material impact on the consolidated financial statements.

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

Note 3 – Maxwell Acquisition

On May 16, 2019 (the “Acquisition Date”), we completed our strategic acquisition of Maxwell Technologies, Inc. (“Maxwell”), an energy storage and power delivery products company, for its complementary technology and workforce. Pursuant to the related Agreement and Plan of Merger (the “Merger Agreement”), each issued and outstanding share of Maxwell common stock was converted into 0.0193 (the “Exchange Ratio”) shares of our common stock. In addition, Maxwell’s stock option awards and restricted stock unit awards were assumed by us and converted into corresponding equity awards in respect of our common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition.

Fair Value of Purchase Consideration

The Acquisition Date fair value of the purchase consideration was $207.2 million (902,968 shares issued at $229.49 per share, the opening price of our common stock on the Acquisition Date)

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the acquisition using the purchase method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values as of the Acquisition Date.

As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact our results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the purchase accounting assessment may result in a change in the valuation of the intangible assets acquired and the related taxes, which may have a material impact on our results of operations and financial position.

The preliminary allocation of the purchase price is based on management’s estimate of the Acquisition Date fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$31,662
Accounts receivable	24,157
Inventory	32,080
Property, plant and equipment	26,748
Operating lease right-of-use assets	9,524
Intangible assets	105,495
Prepaid expenses and other assets, current and non-current	3,191
Total assets acquired	232,857
Liabilities and equity assumed:
Accounts payable	(9,547)
Accrued liabilities and other	(27,565)
Debt and financial leases, current and non-current	(43,870)
Deferred revenue, current	(1,345)
Other long-term liabilities	(13,871)
Additional paid-in capital	(8,051)
Total liabilities and equity assumed	(104,249)
Net assets acquired	128,608
Goodwill	78,614
Total purchase price	$207,222

Goodwill represented the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to the expected synergies from integrating Maxwell’s technology into our automotive business as well as the acquired talent. Goodwill is not deductible for U.S. income tax purposes and is not amortized. Rather, we assess goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value.

Identifiable Intangible Assets Acquired

A preliminary assessment of the fair value of identified intangible assets and their respective useful lives are as follows (in thousands, except for estimated useful life):

	Fair Value	Useful Life (in years)
Developed technology	$102,095	9
Customer relations	2,000	9
Trade name	1,400	10
Total intangible assets	$105,495

Maxwell’s results of operations since the Acquisition Date have been included within the automotive segment. Standalone and pro forma results of operations have not been presented because they were not material to the consolidated financial statements.

Note 4 – Goodwill and Intangible Assets

Goodwill increased $85.3 million from December 31, 2018 to June 30, 2019 primarily due to our acquisition of Maxwell.

Information regarding our acquired intangible assets including assets recognized from acquisition of Maxwell was as follows (in thousands):

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$254,526	$(53,577)	$1,130	$202,079	$152,431	$(40,705)	$1,205	$112,931
Trade names	3,175	(710)	160	2,625	45,275	(44,056)	170	1,389
Favorable contracts and leases, net	112,817	(20,281)	—	92,536	112,817	(16,409)	—	96,408
Other	37,559	(13,463)	689	24,785	35,559	(11,540)	719	24,738
Total finite-lived intangible assets	408,077	(88,031)	1,979	322,025	346,082	(112,710)	2,094	235,466
Indefinite-lived intangible assets:
Gigafactory 1 water rights	5,333	—	—	5,333	—	—	—	—
In-process research and development (“IPR&D”)	60,290	—	(60,290)	—	60,290	—	(13,264)	47,026
Total indefinite-lived intangible assets	65,623	—	(60,290)	5,333	60,290	—	(13,264)	47,026
Total intangible assets	$473,700	$(88,031)	$(58,311)	$327,358	$406,372	$(112,710)	$(11,170)	$282,492

In April 2019, the Company determined to abandon further development efforts on the IPR&D and therefore impaired the remaining $47.0 million in the quarter ended June 30, 2019, in restructuring and other expenses.

Total future amortization expense for intangible assets was estimated as follows (in thousands):

Six months ending December 31, 2019	$23,222
2020	44,550
2021	44,550
2022	44,550
2023	38,362
Thereafter	126,791
Total	$322,025

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

	June 30, 2019				December 31, 2018
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents & restricted cash)	$1,723,321	$1,723,321	$—	$—	$1,812,828	$1,812,828	$—	$—
Interest rate swap (liability) asset, net	(26,839)	—	(26,839)	—	11,070	—	11,070	—
Total	$1,696,482	$1,723,321	$(26,839)	$—	$1,823,898	$1,812,828	$11,070	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates. During the six months ended June 30, 2019, there were no transfers between the levels of the fair value hierarchy.

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

	June 30, 2019			December 31, 2018
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$862,853	$1,517	$28,356	$800,293	$12,159	$1,089

Our interest rate swaps activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross gains	$—	$2,747	$155	$12,410
Gross losses	$18,521	$1,170	$37,964	$1,205

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

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$4,150,996	$4,727,156	$3,660,316	$4,346,642
Senior notes	$1,780,345	$1,584,000	$1,778,756	$1,575,000
Participation interest	$19,802	$19,285	$18,946	$18,431
Solar asset-backed notes	$1,169,430	$1,214,611	$1,183,675	$1,206,755
Solar loan-backed notes	$189,956	$202,891	$203,052	$211,788
Automotive asset-backed notes	$945,614	$952,042	$1,172,160	$1,179,910

Note 6 – Inventory

Our inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$1,095,888	$931,828
Work in process	334,641	296,991
Finished goods	1,600,214	1,581,763
Service parts	351,615	302,864
Total	$3,382,358	$3,113,446

Finished goods inventory included vehicles in transit to fulfill customer orders, new vehicles available for immediate sale at our retail and service center locations, used vehicles and energy storage products

For solar energy systems, we commence transferring component parts from inventory to construction in progress, a component of solar energy systems, once a lease contract with a customer has been executed and installation has been initiated. Additional costs incurred on the leased systems, including labor and overhead, are recorded within construction in progress.

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2019, we recorded write-downs of $24.8 million and $89.0 million, respectively, in cost of revenues. During the three and six months ended June 30, 2018, we recorded write-downs of $24.6 million and $41.9 million, respectively, in cost of revenues.

Note 7 – Solar Energy Systems, Net

Solar energy systems, net, consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Solar energy systems in service	$6,587,439	$6,430,729
Initial direct costs related to customer solar energy system lease acquisition costs	101,197	99,380
	6,688,636	6,530,109
Less: accumulated depreciation and amortization	(608,006)	(495,518)
	6,080,630	6,034,591
Solar energy systems under construction	49,777	67,773
Solar energy systems pending interconnection	70,297	169,032
Solar energy systems, net (1)	$6,200,704	$6,271,396

(1)

As of June 30, 2019 and December 31, 2018, solar energy systems, net, included $36.0 million of finance leased assets with accumulated depreciation and amortization of $4.7 million and $3.8 million, respectively.

Note 8 – Property, Plant and Equipment

Our property, plant and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Machinery, equipment, vehicles and office furniture	$6,919,869	$6,328,966
Tooling	1,463,543	1,397,514
Leasehold improvements	1,010,893	960,971
Land and buildings	2,839,746	4,047,006
Computer equipment, hardware and software	553,265	487,421
Construction in progress	543,452	807,297
	13,330,768	14,029,175
Less: Accumulated depreciation	(3,248,310)	(2,699,098)
Total	$10,082,458	$11,330,077

As of December 31, 2018, the table above included $1.69 billion of gross build-to-suit lease assets. As a result of the adoption of the new lease standard on January 1, 2019, we have de-recognized all build-to-suit lease assets and have reassessed these leases to be operating lease right-of-use assets within the consolidated balance sheet as of June 30, 2019 (see Note 2, Summary of Significant Accounting Policies). This includes construction in progress associated with certain build-to-suit lease costs incurred at our Buffalo, New York manufacturing facility, referred to as Gigafactory 2.

Construction in progress is primarily comprised of tooling and equipment related to the manufacturing of our vehicles and Gigafactory Shanghai construction. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use.  Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and six months ended June 30, 2019 , we capitalized $7.1 million and $14.6 million , respectively, of interest. During the three and six months ended June 30, 2018, we capitalized $15.7 million and $34.5 million, respectively, of interest.

Depreciation expense during the three and six months ended June 30, 2019  was $334.6 million and $634.0 million , respectively. Depreciation expense during the three and six months ended June 30, 2018 was $251.8 million and $497.0 million, respectively. Gross property and equipment under finance leases as of June 30, 2019 and December 31, 2018 was $1.96 billion and $1.52 billion, respectively. Accumulated depreciation on property and equipment under finance leases as of these dates was $339.3 million and $231.6 million, respectively.

Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey a finance lease, as defined in ASC 842, Leases, their production equipment, we consider them to be leased assets when production commences. This results in us recording the cost of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to long-term debt and finance leases. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we have applied similar accounting. As of June 30, 2019 and December 31, 2018, we had cumulatively capitalized costs of $1.64 billion and $1.24 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement. We had cumulatively capitalized total costs for Gigafactory 1, including costs under our Panasonic arrangement, of $5.08 billion and $4.62 billion as of June 30, 2019 and December 31, 2018, respectively.

Note 9 – Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued warranty reserve	$653,095	$547,125
Build-to-suit lease liability	—	1,662,017
Operating lease right-of-use liabilities	1,030,797	—
Deferred rent expense	—	59,252
Financing obligation	44,549	50,383
Sales return reserve	577,914	84,143
Other noncurrent liabilities	349,365	307,483
Total other long-term liabilities	$2,655,720	$2,710,403

As of December 31, 2018, the table above included $1.66 billion of gross non-current build-to-suit lease liabilities. As a result of the adoption of the new lease standard on January 1, 2019, we have de-recognized all build-to-suit lease liabilities and have reassessed these leases to be operating lease right-of-use liabilities as of June 30, 2019. Due to price adjustments we made to our vehicle offerings during the six months ended June 30, 2019, we increased our sales return reserve significantly on vehicles previously sold under our buyback options program. Refer to Note 2, Summary of Significant Accounting Policies, for details on these transactions.

Note 10 – Customer Deposits

Customer deposits primarily consisted of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposits also include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. In the case of a vehicle, customer deposits are fully refundable up to the point the vehicle is placed into the production cycle. In the case of an energy generation or storage product, customer deposits are fully refundable prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded or until they are applied towards the customer’s purchase balance. As of June 30, 2019 and December 31, 2018, we held $631.1 million and $792.6 million, respectively, in customer deposits.

Note 11 – Long-Term Debt Obligations

The following is a summary of our debt as of June 30, 2019 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual	Contractual
	Balance	Current	Long-Term	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	1,380,000	—	1,273,206	—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	977,500	—	886,513	—	2.375%	March 2022
2.00% Convertible Senior Notes due in 2024 ("2024 Notes")	1,840,000	—	1,340,143	—	2.00%	May 2024
5.30% Senior Notes due in 2025 ("2025 Notes")	1,800,000	—	1,780,345	—	5.30%	August 2025
Credit Agreement	1,740,000	141,711	1,598,289	504,993	3.4% -5.5%	June 2020-July 2023
1.625% Convertible Senior Notes due in 2019	565,992	556,575	—	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	94,559	—	0.0%	December 2020
Vehicle, Solar Bonds and other Loans	144,668	14,712	126,948	1,000	1.8%-6.8%	September 2019-January 2031
Total recourse debt	8,551,160	712,998	7,100,003	505,993
Non-recourse debt:
Warehouse Agreements	321,650	45,452	276,198	778,350	3.8%-4.1%	September 2020
Canada Credit Facility	56,639	28,878	27,761	—	3.6%-5.9%	November 2022
Term Loan due in 2019	161,944	161,944	—	—	5.9%	December 2019
Term Loan due in 2021	166,152	7,284	158,313	—	6.1%	January 2021
Solar Revolving Credit Facility	41,908	—	41,908	—	6.0%	June 2022
China Loan Agreement	27,478	27,478	—	482,122	3.9%	March 2020
Cash equity debt	461,926	9,401	438,534	—	5.3%-5.8%	July 2033-January 2035
Solar asset-backed notes	1,198,962	33,640	1,135,790	—	4.0%-7.7%	September 2024-February 2048
Solar loan-backed notes	196,924	10,671	179,285	—	4.8%-7.5%	September 2048-September 2049
Automotive asset-backed notes	949,951	400,665	544,949	—	2.3%-7.9%	December 2019-June 2022
Solar Renewable Energy Credit and other Loans	24,995	21,417	3,106	27,201	4.4%-8.2%	September 2019-July 2021
Total non-recourse debt	3,608,529	746,830	2,805,844	1,287,673
Total debt	$12,159,689	$1,459,828	$9,905,847	$1,793,666

The following is a summary of our debt as of December 31, 2018 (in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed	Contractual	Contractual
	Balance	Current	Long-Term	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
0.25% Convertible Senior Notes due in 2019 ("2019 Notes")	920,000	912,625	—	—	0.25%	March 2019
2021 Notes	1,380,000	—	1,243,496	—	1.25%	March 2021
2022 Notes	977,500	—	871,326	—	2.375%	March 2022
2025 Notes	1,800,000	—	1,778,756	—	5.30%	August 2025
Credit Agreement	1,540,000	—	1,540,000	230,999	1% plus LIBOR	June 2020
1.625% Convertible Senior Notes due in 2019	565,992	541,070	—	—	1.625%	November 2019
Zero-Coupon Convertible Senior Notes due in 2020	103,000	—	91,799	—	0.0%	December 2020
Vehicle, Solar Bonds and other Loans	100,928	1,322	100,190	—	1.8%-7.6%	January 2019-January 2031
Total recourse debt	7,387,420	1,455,017	5,625,567	230,999
Non-recourse debt:
Warehouse Agreements	92,000	13,604	78,396	1,008,000	3.9%-4.2%	September 2020
Canada Credit Facility	73,220	31,766	41,454	—	3.6%-5.9%	November 2022
Term Loan due in 2019	180,624	180,624	—	—	6.1%	January 2019
Term Loan due in 2021	169,050	6,876	161,453	—	6.0%	January 2021
Cash equity debt	466,837	10,911	441,472	—	5.3%-5.8%	July 2033-January 2035
Solar asset-backed notes	1,214,071	28,761	1,154,914	—	4.0%-7.7%	September 2024-February 2048
Solar loan-backed notes	210,249	9,888	193,164	—	4.8%-7.5%	September 2048-September 2049
Automotive asset-backed notes	1,177,937	467,926	704,234	—	2.3%-7.9%	December 2019-June 2022
Solar Renewable Energy Credit and other Loans	26,742	16,612	9,836	17,633	5.1%-7.9%	December 2019-July 2021
Total non-recourse debt	3,610,730	766,968	2,784,923	1,025,633
Total debt	$10,998,150	$2,221,985	$8,410,490	$1,256,632

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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only specified assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts or deferred financing costs. As of June 30, 2019, we were in material compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

2019 Notes

During the first quarter of 2019, we repaid the $920.0 million in aggregate principal amount of the 2019 Notes.

2024 Notes, Bond Hedges and Warrant Transactions

In May 2019, we issued $1.84 billion in aggregate principal amount of 2.00% Convertible Senior Notes due in May 2024 in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $1.82 billion.

Each $1,000 of principal of the 2024 Notes is initially convertible into 3.2276 shares of our common stock, which is equivalent to an initial conversion price of $309.83 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2024 Notes may convert, at their option, on or after February 15, 2024. Further, holders of the 2024 Notes may convert, at their option, prior to February 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, or (3) if specified corporate events occur. Upon conversion, the 2024 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2024 Notes may require us to repurchase all or a portion of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such an event in certain circumstances. As of June 30, 2019, none of the conditions permitting the holders of the 2024 Notes to early convert had been met. Therefore, the 2024 Notes are classified as long-term.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2024 Notes. We recorded to stockholders’ equity $490.9 million for the conversion feature. The resulting debt discount is being amortized to interest expense at an effective interest rate of 8.68%.

In connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) 5.9 million shares of our common stock at a price of $309.83 per share. The cost of the convertible note hedge transactions was $475.8 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) 5.9 million shares of our common stock at a price of $607.50 per share. We received $174.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of the warrants are intended to reduce potential dilution from the conversion of the 2024 Notes and to effectively increase the overall conversion price from $309.83 to $607.50 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

Credit Agreement

In March 2019, we amended and restated the senior asset-based revolving credit agreement (the “Credit Agreement”) to increase the total lender commitments by $500.0 million to $2.425 billion, and extend the term of substantially all of the total commitments to July 2023.

China Loan Agreement

In March 2019, one of our subsidiaries entered into a loan agreement with a syndicate of lenders in China for an unsecured facility of up to RMB 3.50 billion (or the equivalent amount drawn in U.S. dollars), to be used for expenditures related to the construction of and production at our Gigafactory Shanghai. Borrowed funds bear interest at an annual rate of: (i) for RMB-denominated loans, 90% of the one-year rate published by the People’s Bank of China, and (ii) for U.S. dollar-denominated loans, the sum of one-year LIBOR plus 1.0%. The loan facility is non-recourse to our assets.

Solar Revolving Credit Facility

In June 2019, one of our subsidiaries entered into a loan agreement with a bank for a revolving credit facility of up to $50.0 million. The solar revolving credit facility bears interest at an annual rate of 2.50% plus: (i) for LIBOR loans, at our option, three-month LIBOR or daily LIBOR and (ii) for Base Rate loans, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate, and (c) the three-month LIBOR plus 1.00%.The solar revolving credit facility is secured by certain assets of the subsidiary and was non-recourse to our other assets.

Term Loan due in 2019

In April 2019, we extended the maturity date of the Term Loan due in 2019 to June 2019. In June 2019, we further extended the maturity date of the Term Loan due in 2019 to December 2019.

Interest Incurred

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which include the 2018 Notes, the 2019 Notes, the 2021 Notes, the 2022 Notes and the 2024 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest coupon	$15,533	$10,588	$25,892	$21,136
Amortization of debt issuance costs	1,470	1,642	2,940	3,257
Amortization of debt discounts	33,467	30,525	61,541	60,384
Total	$50,470	$42,755	$90,373	$84,777

Note 12 – Leases

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

The balances for the operating and finance leases where we are the lessee are presented as follows (in thousands) within our consolidated balance sheet:

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$1,248,277

Accrued liabilities and other	$220,092
Other long-term liabilities	1,030,797
Total operating lease liabilities	$1,250,889

Finance leases:
Solar energy systems, net	$31,288
Property, plant and equipment, net	1,620,995
Total finance lease assets	$1,652,283

Current portion of long-term debt and finance leases	$331,257
Long-term debt and finance leases, net of current portion	1,328,554
Total finance lease liabilities	$1,659,811

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense:
Operating lease expense (1)	$106,101	$207,338

Finance lease expense:
Amortization of leased assets	$75,060	$132,325
Interest on lease liabilities	26,906	50,467
Total finance lease expense	$101,966	$182,792

Total lease expense	$208,067	$390,130

(1)	Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases where we are the lessee is as follows (in thousands):

June 30, 2019
Weighted-average remaining lease term:
Operating leases	6.6 years
Finance leases	4.4 years

Weighted-average discount rate:
Operating leases	6.4%
Finance leases	6.6%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$170,405
Operating cash outflows from finance leases (interest payments)	$49,067
Financing cash outflows from finance leases	$142,571
Leased assets obtained in exchange for new finance lease liabilities	$468,723
Leased assets obtained in exchange for new operating lease liabilities	$119,267

As of June 30, 2019, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Six months ending December 31, 2019	$147,583	$237,862
2020	279,622	372,881
2021	247,142	654,080
2022	198,809	559,243
2023	166,428	10,297
Thereafter	517,982	17,223
Total minimum lease payments	1,557,566	1,851,586
Less: Interest	306,677	191,775
Present value of lease obligations	1,250,889	1,659,811
Less: Current portion	220,092	331,257
Long-term portion of lease obligations	$1,030,797	$1,328,554

As of June 30, 2019, we have excluded from the table above an additional operating lease for a facility that has not yet commenced of $55.8 million. This operating lease is expected to commence in the second half of 2019 for an initial lease term of 11.5 years.

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

Non-cancellable Operating Lease Receivables

Under the new lease standard, we are the lessor of certain vehicle arrangements as described in Note 2, Summary of Significant Accounting Policies. As of June 30, 2019, maturities of our operating lease receivables from customers for each of the next five years and thereafter were as follows (in thousands):

Six months ending December 31, 2019	$278,034
2020	493,508
2021	343,819
2022	207,032
2023	187,467
Thereafter	2,460,362
Total	$3,970,222

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments to be received from customers under non-cancellable leases as of December 31, 2018 are as follows (in thousands):

2019	$501,625
2020	418,299
2021	270,838
2022	186,807
2023	188,809
Thereafter	2,469,732
Total	$4,036,110

The above tables do not include vehicle sales to customers or leasing partners with a resale value guarantee as the cash payments were received upfront. For our solar PPA arrangements, customers are charged solely based on actual power produced by the installed solar energy system at a predefined rate per kilowatt-hour of power produced. The future payments from such arrangements are not included in the above table as they are a function of the power generated by the related solar energy systems in the future. Following the adoption of the new lease standard, solar energy system sales and PPAs that commence after January 1, 2019, where we are the lessor and were previously accounted for as leases, will no longer meet the definition of a lease and are therefore not included in the table as of June 30, 2019 (refer to Note 2, Summary of Significant Accounting Policies).

Note 13 – Common Stock

In May 2019, we completed a public offering of our common stock and issued a total of 3,549,381 shares for total cash proceeds of $847.4 million (including 102,880 shares purchased by our CEO at the public offering price for an aggregate $25.0 million), net of underwriting discounts and offering costs of $15.1 million.

Note 14 – Equity Incentive Plans

In June 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”), and simultaneously terminated the 2010 Equity Incentive Plan (the “2010 Plan”). No new awards will be granted under the 2010 Plan following the adoption of the 2019 Plan, but such termination will not affect outstanding awards under the 2010 Plan. The 2019 Plan has similar terms as the 2010 Plan and provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to our employees, directors and consultants. Stock options granted under the 2019 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may only be granted to our employees. Nonstatutory stock options may be granted to our employees, directors and consultants. Generally, our stock options and RSUs vest over four years and are exercisable over a maximum period of 10 years from their grant dates. Vesting typically terminates when the employment or consulting relationship ends.

As of June 30, 2019, 12,260,875 shares were reserved and available for issuance under the 2019 Plan.

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 20,264,042 stock option awards to our CEO (the “2018 CEO Performance Award”) at an exercise price of $350.02 per share. The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100 billion for the first tranche and increases by increments of $50 billion thereafter, and (ii) any one of the following eight operational milestones focused on revenue or eight operational milestones focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters on an annualized basis. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation.

Total Annualized Revenue (in billions)	Annualized Adjusted EBITDA (in billions)
$20.0	$1.5
$35.0	$3.0
$55.0	$4.5
$75.0	$6.0
$100.0	$8.0
$125.0	$10.0
$150.0	$12.0
$ 175.0	$14.0

As of June 30, 2019, two operational milestones: (i) $20.0 billion total annualized revenue and (ii) $1.5 billion annualized adjusted EBITDA have been achieved, subject to the formal certification by our Board of Directors, while no market capitalization milestones have been achieved. Consequently, no shares subject to the 2018 CEO Performance Award have vested as of the date of this filing.

As of June 30, 2019, the following operational milestone was considered probable of achievement:

•	Adjusted EBITDA of $3.0 billion

Stock-based compensation expense associated with the 2018 CEO Performance Award is recognized ratably over the longer of the expected achievement period for each pair of market capitalization or operational milestones, beginning at the point in time, which may or may not be the grant date, when the relevant operational milestone is considered probable of being met. In addition, if an operational milestone that was not considered probable at the grant date later becomes probable, we will record at such time cumulative catch-up expense for the service provided between the grant date and such time, which may be material depending on the length of such period. The market capitalization milestone period and the valuation of each tranche are determined using a Monte Carlo simulation and is used as the basis for determining the expected achievement period. The probability of meeting an operational milestone is based on a subjective assessment of our future financial projections. Even though no tranches of the 2018 CEO Performance Award vest unless a market capitalization and a matching operational milestone are both achieved, stock-based compensation expense is recognized only when an operational milestone is considered probable of achievement regardless of how much additional market capitalization must be achieved in order for a tranche to vest. At our current market capitalization, even the first tranche of the 2018 CEO Performance Award will not vest unless our market capitalization were to more than double from the current level and stay at that increased level for a sustained period of time. Additionally, stock-based compensation represents a non-cash expense and is recorded as a selling, general, and administrative operating expense in our consolidated statements of operations.

As of June 30, 2019, we had $487.4 million of total unrecognized stock-based compensation expense for the operational milestones that were achieved but not vested or considered probable of achievement, which will be recognized over a weighted-average period of 2.7 years. As of June 30, 2019, we had unrecognized stock-based compensation expense of $1.5 billion for the operational milestones that were considered not probable of achievement. For the three and six months ended June 30, 2019, we recorded stock-based compensation expense of $55.6 million and $110.7 million, respectively, related to the 2018 CEO Performance Award. For the three months ended June 30, 2018, we recorded stock-based compensation expense of $55.7 million related to this award. From March 21, 2018, when the grant was approved by our stockholders, through June 30, 2018, we recorded stock-based compensation expense of $62.4 million related to the 2018 CEO Performance Award.

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

As of June 30, 2019, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

We begin recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of June 30, 2019, we had unrecognized stock-based compensation expense of $9.9 million for the performance milestone that was considered not probable of achievement. For the three and six months ended June 30, 2019, and for the same periods in 2018, we did not record any additional stock-based compensation related to these awards.

2012 CEO Performance Award

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our CEO (the “2012 CEO Performance Award”). The 2012 CEO Performance Award consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.00 billion, as compared to our initial market capitalization of $3.20 billion at the time of grant. As of June 30, 2019, the market capitalization conditions for all of the vesting tranches and the following performance milestones had been achieved:

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

We begin recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of June 30, 2019, we had unrecognized stock-based compensation expense of $5.7 million for the performance milestone that was considered not probable of achievement. For the three and six months ended June 30, 2019, we recorded no stock-based compensation expense related to the 2012 CEO Performance Award. For the three and six months ended June 30, 2018, we recorded stock-based compensation expense of $0 and $0.1 million, respectively, related to this award.

Our CEO historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he is subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at our CEO’s request, we eliminated altogether the earning and accrual of this base salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$34,607	$21,661	$61,817	$45,369
Research and development	71,474	65,937	143,956	127,044
Selling, general and administrative	102,948	105,869	209,654	162,693
Restructuring and other	834	3,877	2,814	3,877
Total	$209,863	$197,344	$418,241	$338,983

We realized no income tax benefit from stock option exercises in each of the periods presented due to cumulative losses and valuation allowances. As of June 30, 2019, we had $1.6 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 3.0 years.
Note 15 – Commitments and Contingencies

Operating Lease Arrangement in Buffalo, New York

We have an operating lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”) where the SUNY Foundation is constructing a manufacturing facility for the development and production of solar products and components, energy storage components and the assembly of Supercharger components, referred to as Gigafactory 2, with our participation in the design and construction, is installing certain utilities and other improvements and is acquiring certain manufacturing equipment designated by us to be used in the manufacturing facility. Following the adoption of ASC 842, we no longer recognize the build-to-suit asset and related depreciation expense or the corresponding financing liability and related amortization for Gigafactory 2 in our consolidated financial statements. During the three months ended March 31, 2018, we began production at the manufacturing facility, although construction has not been fully completed as of June 30, 2019.

Operating Lease Arrangement in Shanghai, China

We have an operating lease arrangement for an initial term of 50 years with the local government of Shanghai for land use rights where we are constructing Gigafactory Shanghai. Under the terms of the arrangement, we are required to spend RMB 14.08 billion in capital expenditures over the next five years, and to generate RMB 2.23 billion of annual tax revenues starting at the end of 2023. If we are unwilling or unable to meet such target or obtain periodic project approvals, in accordance with the Chinese government’s standard terms for such arrangements, we would be required to revert the site to the local government and receive compensation for the remaining value of the land lease, buildings and fixtures. We believe the capital expenditure requirement and the tax revenue target will be attainable even if our actual vehicle production was far lower than the volumes we are forecasting.

Legal Proceedings

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, but the Delaware Supreme Court denied that request without ruling on the merits but electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018. A mediation was held on June 10, 2019, following which the matter did not settle. The parties are proceeding with discovery, and the case is set for trial in March 2020.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, two of its current officers, and a former officer. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding the Company’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court granted defendants’ motion to dismiss with leave to amend.  Plaintiffs filed their amended complaint on September 28, 2018, and defendants filed a motion to dismiss the amended complaint on February 15, 2019.  The hearing on the motion to dismiss was held on March 22, 2019, and on March 25, 2019, the Court ruled in favor of defendants and dismissed the complaint with prejudice.  On April 8, 2019, plaintiffs filed a notice of appeal and on July 17, 2019 filed their opening brief. We expect that our response will likely be due in September 2019. We continue to believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On October 26, 2018, in a similar action, a purported stockholder class action was filed in the Superior Court of California in Santa Clara County against Tesla, Elon Musk and seven initial purchasers in an offering of debt securities by Tesla in August 2017. The complaint alleges misrepresentations made by Tesla regarding the number of Model 3 vehicles Tesla expected to produce by the end of 2017 in connection with such offering, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities in such offering. Tesla thereafter removed the case to federal court.  On January 22, 2019, plaintiff abandoned its effort to proceed in state court, instead filing an amended complaint against Tesla, Elon Musk and seven initial purchasers in the debt offering before the same judge in the U.S. District Court for the Northern District of California who is hearing the above-referenced earlier filed federal case.  On February 5, 2019, the Court stayed this new case pending a ruling on the motion to dismiss the complaint in such earlier filed federal case. After such earlier filed federal case was dismissed, defendants filed a motion on July 2, 2019 to dismiss this case as well. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Mr. Musk and the members of Tesla’s board of directors as then constituted, alleging that such board members breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint; plaintiff filed its opposition brief on November 1, 2018 and defendants filed a reply brief on December 13, 2018.  The hearing on the motion to dismiss was held on May 9, 2019, on which we are awaiting a ruling. We believe the claims asserted in this lawsuit are without merit and intend to defend against them vigorously.

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

Settlement with SEC related to Potential Going Private Transaction

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the Court on September 29, 2018, in connection with the actions taken by the U.S. Securities and Exchange Commission (the “SEC”) relating to Elon Musk’s prior statement that he was considering taking Tesla private. Without admitting or denying any of the SEC’s allegations, and with no restriction on Mr. Musk’s ability to serve as an officer or director on the Board (other than as its Chair), among other things, we and Mr. Musk paid civil penalties of $20 million each and agreed that an independent director will serve as Chair of the Board for at least three years, and we appointed such an independent Chair of the Board and two additional independent directors to the Board, and further enhanced our disclosure controls and other corporate governance-related matters. On April 26, 2019, the settlement was amended to modify certain of the previously-agreed disclosure procedures to clarify the application of such procedures, which was subsequently approved by the Court. All other terms of the prior settlement were reaffirmed without modification.

Certain Investigations and Other Matters

We receive requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”) and various state, federal and international agencies. We routinely cooperate with such regulatory and governmental requests.

In particular, the SEC has issued subpoenas to Tesla in connection with (a) Mr. Musk’s prior statement that he was considering taking Tesla private and (b) certain projections that we made for Model 3 production rates during 2017 and other public statements relating to Model 3 production. The DOJ has also asked us to voluntarily provide it with information about each of these matters and is investigating. Aside from the settlement, as amended, with the SEC relating to Mr. Musk’s statement that he was considering taking Tesla private, there have not been any developments in these matters that we deem to be material, and to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. As is our normal practice, we have been cooperating and will continue to cooperate with government authorities. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows, and financial position.

We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position and brand.

Indemnification and Guaranteed Returns

We are contractually obligated to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or investment tax credits (“ITC”s). Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, we assess and recognize, when applicable, a distribution payable for the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. We believe that any payments to the fund investors in excess of the amounts already recognized by us for this obligation are not probable or material based on the facts known at the filing date.

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

Letters of Credit

As of June 30, 2019, we had $212.6 million of unused letters of credit outstanding.

Note 16 – Variable Interest Entity Arrangements

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$90,872	$75,203
Restricted cash	62,446	130,927
Accounts receivable, net	42,865	18,702
Prepaid expenses and other current assets	8,850	10,262
Total current assets	205,033	235,094
Operating lease vehicles, net	470,571	155,439
Solar energy systems, net	5,078,928	5,116,728
Restricted cash, net of current portion	64,739	65,262
Other assets	71,177	55,554
Total assets	$5,890,448	$5,628,077
Liabilities
Current liabilities
Accounts payable	$38	$32
Accrued liabilities and other	91,040	132,774
Deferred revenue	34,535	21,345
Current portion of long-term debt and finance leases	625,179	662,988
Total current liabilities	750,792	817,139
Deferred revenue, net of current portion	204,407	177,451
Long-term debt and finance leases, net of current portion	1,259,682	1,237,707
Other long-term liabilities	28,018	26,400
Total liabilities	$2,242,899	$2,258,697

Note 17 – Related Party Transactions

Related party balances were comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Solar Bonds issued to related parties	$100	$100
Convertible senior notes due to related parties	$2,754	$2,674

Our convertible senior notes are not re-measured at fair value (refer to Note 5, Fair Value of Financial Instruments). As of June 30, 2019 and December 31, 2018, the unpaid principal balance of convertible senior notes due to related parties is $3.0 million.

In May 2019, our CEO purchased from us 102,880 shares of our common stock in a public offering at the public offering price for an aggregate $25.0 million.

Note 18 – Segment Reporting and Information about Geographic Areas

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Automotive segment
Revenues	$5,981,468	$3,627,823	$10,198,271	$6,626,552
Gross profit	$878,361	$574,795	$1,436,330	$996,662
Energy generation and storage segment
Revenues	$368,208	$374,408	$692,869	$784,430
Gross profit	$42,685	$44,135	$50,459	$78,794

The following table presents revenues by geographic area based on the sales location of our products (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$3,480,000	$2,246,637	$5,809,569	$4,115,828
China	689,735	527,230	1,469,148	1,035,933
Norway	380,373	224,421	796,433	386,741
Netherlands	248,102	206,550	361,453	353,076
Other	1,551,466	797,393	2,454,537	1,519,404
Total	$6,349,676	$4,002,231	$10,891,140	$7,410,982

The revenues in certain geographic areas were impacted by the price adjustments we made to our vehicle offerings during the six months ended June 30, 2019. Refer to Note 2, Summary of Significant Accounting Policies, for details.

The following table presents long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2019	2018
United States	$15,620,488	$16,741,409
International	662,674	860,064
Total	$16,283,162	$17,601,473

Note 19 – Restructuring and Other

During the first quarter of 2019, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, we recognized $43.5 million of costs primarily related to employee termination expenses for both segments, and losses from closing certain stores. These costs were substantially paid by the end of first quarter of 2019.

During the second quarter of 2019, we recognized $47.0 million in impairment related to IPR&D intangible asset as we abandoned further development efforts (refer to Note 4, Goodwill and Intangible Assets for details) and $15.0 million for the related equipment within the energy generation and storage segment. We also incurred a loss of $48.8 million for closing operations in certain facilities. On the statement of cash flows, these amounts were presented in the captions in which such amounts would have been recorded absent the impairment charges. Additionally, we recognized $6.2 million of employee termination expenses for the three months ended June 30, 2019, which are expected to be substantially paid by the end of the third quarter of 2019, while the remaining amounts were non-cash.

During the second quarter of 2018, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, in the three months ended June 30, 2018, we recognized $34.0 million of one-time employee termination expenses and estimated losses from sub-leasing a certain facility. Also included within restructuring and other activities was $56.1 million of expenses (materially all of which were non-cash) from restructuring the energy generation and storage segment, which were comprised of disposals of certain tangible assets, the shortening of the useful life of a trade name intangible asset and a contract termination penalty. In addition, we concluded that a portion of IPR&D is not commercially feasible. Consequently, we recognized an impairment loss of $13.3 million in the three months ended June 30, 2018.

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

Automotive

We strive to produce the world’s highest quality vehicles as quickly and as cost-effectively as possible with a priority on workplace health and safety. Our production vehicle fleet includes our Model S sedan and our Model X SUV, which are our highest-performance premium vehicles, and our Model 3, a lower-priced sedan designed for the mass market. We continue to enhance our vehicle offerings with our Autopilot and FSD features, internet connectivity and free over-the-air software updates to provide additional safety, convenience and performance features. Our next production vehicle, slated for launch by fall 2020, will be Model Y, a compact SUV built on the Model 3 platform. In addition, we have several future electric vehicles in our product pipeline, including Tesla Semi, a pickup truck and a new version of the Tesla Roadster.

Energy Generation and Storage

We are working on revamping the customer service experience for solar products through simplicity and accessibility by streamlining traditionally complex ordering, permitting, installation and back-end service processes, ultimately making our solar products even more compelling to consumers. In addition to retrofit solar energy systems, we offer our Solar Roof product that combines solar energy generation with attractive, integrated styling. Our energy storage products, which we manufacture at Gigafactory 1, consist of Powerwall, mostly for residential applications, and Powerpack, for commercial, industrial and utility-scale applications.

Management Opportunities, Challenges and Risks

Automotive—Demand and Sales

While the markets for alternative fuel vehicles and self-driving technology are increasingly competitive, we expect to generate incremental global demand for our vehicles by constantly innovating and making them accessible to larger and previously untapped consumer and commercial markets. An important factor in our success will be our Autopilot and FSD technologies that currently enable the driver-assistance features in our vehicles, and in which we are making significant strides through our proprietary and powerful FSD computer and remotely updateable artificial intelligence software. For our FSD customers, we are now rolling out our Navigate on Autopilot feature in additional markets and refining for general release the ability of our vehicles to be remotely summoned in parking lots and react to traffic lights and stop signs. Ultimately, while we are subject to regulatory constraints over which we have no control, our goal is a fully autonomously-driven future that improves safety and provides our customers with convenience and additional income through participation in an autonomous Tesla ride-hailing network, which we will also operate with our own vehicles.

We also believe that we have an advantage over our competitors in areas such as our battery and powertrain technology, including our leading motor efficiency, and our dedication to safety engineering, as most recently demonstrated by Model 3 achieving 5-star safety ratings from the National Highway Traffic Safety Administration and the European New Car Assessment Programme. In the second quarter of 2019, Model 3 remained the best-selling premium vehicle in the United States and gained ground on its established premium vehicle competition in Europe. Vehicles traded in to us by Model 3 customers continue to validate a wider addressable market for this vehicle than existing owners of premium vehicles, even as we prepare to enter new segments with Model Y and a pickup truck. In particular, we expect our planned production at Gigafactory Shanghai, which will facilitate our ability to offer Model 3 in China at competitive local pricing, will drive further demand and opportunity.

On the other hand, we may be impacted by trade policies, political uncertainty and economic cycles involving geographic regions where we have significant operations. Sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility. In addition, the federal tax credit for the purchase of a qualified electric vehicle in the U.S. was reduced again to $1,875 for each Tesla vehicle delivered in the third or fourth quarter of 2019, and will finally be reduced to $0 for each Tesla vehicle delivered thereafter. We believe that this sequential phase-out has likely pulled forward some vehicle demand into the periods preceding each reduction, and we may see similar pull-forwards through the remainder of 2019. In the long run, we do not expect a meaningful impact to our sales in the U.S., as we believe that each of our vehicle models offers a compelling proposition even without incentives.

Finally, we continue to evaluate and evolve our retail operations and product offerings in order to maximize our reach and optimize our costs, vehicle line-up and model differentiation, and the purchasing experience. However, there is no guarantee that each step in our evolving strategy will be perceived as intended by prospective customers accustomed to more traditional sales models. Moreover, we make certain adjustments to our product prices from time to time in the ordinary course of business. Such pricing changes may impact our vehicles’ resale values, and in turn our operating results. For example, if we increase our estimates of the volume of vehicles that may potentially be returned to us under pre-existing resale value guarantees provided to customers and partners for certain financing programs, our gross profits may be reduced, as we saw during the first two quarters of 2019.

Automotive—Deliveries and Customer Infrastructure

In the second quarter of 2019, we achieved a quarterly record for total vehicles delivered. While delivering vehicles at large scale across numerous markets presents logistical challenges, we have made progress in addressing the manufacturing and delivery patterns that contribute to such issues, by making these processes evenly spread out across each quarter. In addition, our deliveries of Model S and Model X increased from the first quarter of 2019, and we delivered significantly more of these vehicles than we produced during the quarter as we focus on managing our working capital position through inventory reduction. Given our higher volumes and single-factory production, however, we necessarily produce variants (including regional versions) of all of our vehicles in batches in accordance with the demand that we expect for them. If our specific demand expectations for these variants prove inaccurate, we may not be able to timely generate sales matched to the specific vehicles that we produce in the same timeframe, which may negatively impact our deliveries in a particular period.

We continue to expand and invest in our servicing and charging locations and capabilities to keep pace with our growing customer vehicle fleet and ensure a convenient and efficient customer experience. Despite our rapid growth over the past year, our service wait times have improved and the financial impact of our service operations has been stable over that period. We also continue to deploy our V3 Supercharger technology, which should shorten individual charging sessions and increase customer throughput rates. However, if our customer fleet, particularly of Model 3, experiences unexpected reliability issues, it could outpace and overburden our servicing capabilities and parts inventory.

Automotive—Production

We also achieved a quarterly record for total vehicle production in the second quarter of 2019, and continue to grow Model 3 production at our Tesla Factory. Furthermore, we are making progress at our Gigafactory Shanghai, where we expect to begin production of certain trims of Model 3 for China by the end of 2019. The first phase of production at Gigafactory Shanghai will have a capacity of 150,000 Model 3 vehicles per year when ramped, and will allow us to access the efficiencies of local production, avoid certain local tariffs on U.S.-manufactured vehicles, and implement a simplified and cost-effective second generation manufacturing process for Model 3. Likewise, we have begun preparations for production of Model Y at the Tesla Factory, where we expect to leverage our past Model 3 production experience to build using manufacturing capacity that is less costly per unit of capacity than that of our original Model 3 line. However, the timeframe for Gigafactory Shanghai is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online. Ultimately, achieving increased total vehicle production cost-effectively will require that we timely address any bottlenecks that may arise as we continue to ramp, establish and maintain sustained supplier capacity, and successfully utilize manufacturing processes at the maximum output rates that we have planned for them, not only for our existing manufacturing capabilities but also for Gigafactory Shanghai and the manufacturing buildout for Model Y.

Energy Generation and Storage Demand, Production and Deployment

We are optimizing ways to reduce customer acquisition costs of our energy generation products, by focusing on selling these products directly and efficiently. We have recently made the online buying experience for our energy products simpler and more accessible by standardizing the offerings for what has traditionally been a cumbersome customized process and offering highly competitive pricing, which should result in cost efficiencies and a larger market. While our retrofit solar system deployments decreased in the second quarter of 2019 from the previous quarter as we continue to implement and refine this strategy, we expect that deployments will stabilize and grow in the second half of the year.

We are also continuing with design iterations and testing on our Solar Roof product to improve our manufacturing capabilities, and we are continuing to expand installations, including to eight states in the United States during the second quarter of 2019.

We remain focused on growth for our energy storage products, and achieved a quarterly deployment record in the second quarter of 2019. After reestablishing certain production at Gigafactory 1 for our energy storage products in 2019, our manufacturing capacity for these products has increased significantly, allowing us to reduce backlog and shorten customer wait times. Moreover, we have seen further manufacturing efficiencies and improvements in our installation processes as we ramp. We also continue to see global opportunities for commercial and utility-scale projects, including to mitigate the costs of electricity and increase energy grid reliability.

Automotive Financing Options

We offer financing arrangements for our vehicles in certain markets in North America, Europe and Asia primarily through various financial institutions. We offer resale value guarantees or similar buy-back terms to certain customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. We also offer resale value guarantees in connection with automotive sales to certain leasing partners. Currently, both programs are available only in certain international markets. Resale value guarantees available for exercise within the 12 months following June 30, 2019 totaled $187.5 million in value.

Vehicle deliveries with the resale value guarantee do not impact our near-term cash flows and liquidity, since we receive the full amount of cash for the vehicle sales price at delivery. While we do not assume any credit risk related to the customer, if a customer exercises the option to return the vehicle to us, we are exposed to liquidity risk that the resale value of vehicles under these programs may be lower than our guarantee, or the volume of vehicles returned to us may be higher than our estimates or we may be unable to resell the used vehicles in a timely manner, all of which could adversely impact our cash flows. To date, we have only had an insignificant number of customers who exercised their resale value guarantees and returned their vehicles to us. However, resale prices may inherently fluctuate depending on various factors such as supply and demand of our used vehicles, economic cycles and the pricing of new vehicles, which we adjust from time to time in the ordinary course of business. While we modify our resale value guarantees following such pricing changes if we determine it to be warranted, we cannot do so retrospectively as to outstanding guarantees. Moreover, should market values of our vehicles or customer demand decrease, the accuracy of our estimated rates of return may be impacted materially.

We continuously seek to optimize our vehicle financing options. Currently, we offer leasing directly through our local subsidiaries for Model S, Model X and Model 3 in the U.S. and for Model S and Model X in Canada. We also offer leasing through leasing partners in certain jurisdictions. Leasing through our captive financing entities and our leasing partners exposes us to residual value risk. In addition, for leases offered directly from our captive financing entities, we assume customer credit risk. We plan to continue expanding our financing offerings, including our lease financing options and the financial sources to support them, and to support the overall financing needs of our customers. To the extent that we are unable to arrange such options for our customers on terms that are attractive, our sales, financial results and cash flows could be negatively impacted.

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

We also install energy storage systems for both residential and commercial-scale customers.  Energy storage systems may be purchased on a cash basis, without financing, or as part of the purchase and financing of a solar energy system.

Gigafactory 1

We work together with our suppliers at Gigafactory 1 to integrate production of battery material, cells, modules, battery packs and drive units in one location for vehicles and energy storage products. We are also continuing to invest in Gigafactory 1 to achieve additional production output there. Panasonic has partnered with us on Gigafactory 1 with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As these terms convey a finance lease, as defined in ASC 842, Leases, we consider their production equipment to be leased assets when production commences. This results in us recording the value of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to long-term debt and finance leases. For all suppliers and partners for which we plan to purchase the full output from their production equipment located at Gigafactory 1, we will apply similar accounting. During the three and six months ended June 30, 2019, we recorded $231.2 million and $404.3 million on the consolidated balance sheet.

While we currently believe that Gigafactory 1 will allow us to reach our production targets, our ultimate ability to do so will require us to resolve the types of challenges that are typical of a large-scale manufacturing operation. For example, we have in the past experienced bottlenecks in the assembly of battery modules and cell output at Gigafactory 1, which impacted our production of Model 3. While we continue to resolve such issues at Gigafactory 1 as they arise, given the size and complexity of this undertaking, it is possible that future events could result in increased costs of expanding and operating Gigafactory 1 to meet our production targets or Gigafactory 1 taking longer to ramp further than we currently anticipate.

Gigafactory 2

We have an agreement with the SUNY Foundation related to the construction of a facility in Buffalo, New York, referred to as Gigafactory 2, where we have housed the development and production of solar products and components. The terms of such agreement require us to comply with a number of covenants, including required hiring and cumulative investment targets, which we have met to date. Overall, we expect our significant operations at Gigafactory 2 and the surrounding Buffalo area to continue, including with our ramp and manufacture of Solar Roof, which we are planning to scale over the remainder of 2019 and into 2020, as well as certain product development and other Tesla operations including manufacturing and assembling Supercharger and energy storage components. In addition, Panasonic manufactures PV cells and modules at Gigafactory 2, which are among our various sources for our solar retrofit installations.

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

Gigafactory Shanghai

We are constructing Gigafactory Shanghai in order to increase the affordability of Model 3 for customers in China by reducing transportation and manufacturing costs and eliminating certain tariffs on vehicles imported from the U.S. We began locating manufacturing equipment there in the second quarter of 2019 and subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online, we expect to begin production of certain trims of Model 3 at Gigafactory Shanghai by the end of 2019. We expect much of the investment in Gigafactory Shanghai to be provided through local debt financing, including a RMB 3.5 billion term facility that our subsidiary entered into in March 2019, supported by limited direct capital expenditures by us. Moreover, we are targeting the capital expenditures per unit of production capacity at this factory to be less than that of our ramp of Model 3 production at the Tesla Factory, from which we have drawn learnings that are allowing us to simplify our manufacturing layout and processes at Gigafactory Shanghai.

Other Manufacturing

We continue to expand production capacity at our existing facilities and construct our planned facilities. We are also exploring ways to further increase cost-competitiveness in our significant markets through local manufacturing, including at a future Gigafactory in Europe.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Capital expenditures in 2019 are projected to be approximately $1.5 to 2.0 billion, to continue to develop our main projects as planned including further capacity expansion and automation for our current Model 3 production, Gigafactory Shanghai, Model Y and Tesla Semi, as well as to further expand our Supercharger and vehicle service and repair networks. Given the breadth of our various planned projects and our focus on cost efficiency, as we make progress on such projects we may find that our actual spend may be less than previously expected.

Likewise, we expect operating expenses as a percentage of revenue to continue to decrease in the future as we focus on increasing operational efficiency and process automation, as well as from increases in expected overall revenues from our expanding sales. In particular, our efforts to scale down and optimize our cost structure relative to the size of our business have already manifested in total operating expenses decreasing from $2.3 billion to $2.2 billion during the six month periods ended June 30, 2018 and 2019, respectively, including restructuring and other charges. Meanwhile, our total revenues increased from $7.4 billion to $10.9 billion, respectively, during such periods.

In March 2018, our stockholders approved the 2018 CEO Performance Award, with vesting contingent on achieving market capitalization and operational milestones. Consequently, we may incur significant additional non-cash stock-based compensation expense over the term of the award as each operational milestone becomes probable of being met. In particular, we will have to record a cumulative catch-up expense at the time each operational milestone becomes probable, which may be material depending on the length of time elapsed from the grant date. See Note 14, Equity Incentive Plans—2018 CEO Performance Award, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the stock-based compensation relating to the 2018 CEO Performance Award.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Automotive sales	$5,168,027	$3,117,865	$2,050,162	66%	$8,676,768	$5,679,746	$2,997,022	53%
Automotive leasing	208,362	239,816	(31,454)	-13%	423,482	413,252	10,230	2%
Total automotive revenues	5,376,389	3,357,681	2,018,708	60%	9,100,250	6,092,998	3,007,252	49%
Services and other	605,079	270,142	334,937	124%	1,098,021	533,554	564,467	106%
Total automotive & services and other segment revenue	5,981,468	3,627,823	2,353,645	65%	10,198,271	6,626,552	3,571,719	54%
Energy generation and storage segment revenue	368,208	374,408	(6,200)	-2%	692,869	784,430	(91,561)	-12%
Total revenues	$6,349,676	$4,002,231	$2,347,445	59%	$10,891,140	$7,410,982	$3,480,158	47%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to the sale of new Model S, Model X and Model 3 vehicles, including access to our Supercharger network, internet connectivity, Autopilot and FSD features and over-the-air software updates, as well as sales of regulatory credits to other automotive manufacturers. Our revenue from regulatory credits fluctuates by quarter depending on when a contract is executed with a buyer and when the credits are delivered. For example, our revenue from regulatory credit sales in the three months ended June 30, 2019 was $111.2 million while it was $216.0 million in the three months ended March 31, 2019.

Automotive leasing revenue includes the amortization of revenue for Model S, Model X and Model 3 vehicles under direct lease agreements as well as those sold with resale value guarantees accounted for as operating leases under lease accounting. We began offering leasing for Model 3 vehicles in the second quarter of 2019.

Services and other revenue consists of non-warranty after-sales vehicle services, sales of used vehicles, retail merchandise, and sales by our acquired subsidiaries to third party customers.

Automotive sales revenue increased $2.05 billion, or 66%, in the three months ended June 30, 2019 as compared to three months ended June 30, 2018, primarily due to an increase of 54,863 Model 3 deliveries from our significant production ramp in the second half of 2018, delivered at slightly lower average selling prices year-over-year from deliveries of Model 3 Standard Range and Standard Range Plus. Additionally, there was an increase of $57.2 million in sales of regulatory credits to $111.2 million in the three months ended June 30, 2019 compared to $54.0 million in the same period in the prior year. The above increases in revenue were offset by a decrease of 4,063 Model S and Model X deliveries at lower average selling prices due to price adjustments we made to our vehicle offerings in the first half of 2019. Additionally, due to these price adjustments, we estimated that there is a greater likelihood that customers will exercise their buyback options that were provided prior to such adjustments. As a result, along with the estimated variable consideration related to normal future product returns for vehicles sold under the buyback options program, we adjusted our sales return reserve on vehicles previously sold under our buyback options program resulting in a reduction of automotive sales revenues of $64.1 million for the three months ended June 30, 2019. Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated statements included elsewhere in the Quarterly Report on Form 10-Q.

Automotive sales revenue increased $3.00 billion, or 53%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase of 97,609 Model 3 deliveries from our significant production ramp in the second half of 2018, delivered at average selling prices that remained relatively consistent year-over-year. Additionally, there was an increase of $192.9 million in sales of regulatory credits to $327.2 million in the six months ended June 30, 2019 compared to $134.3 million in the same period in the prior year. The above increases in revenue were offset by a decrease of 12,669 Model S and Model X deliveries at lower average selling prices due to price adjustments we made to our vehicle offerings in the first half of 2019. Additionally, due to these price adjustments, we estimated that there is a greater likelihood that customers will exercise their buyback options that were provided prior to such adjustments. As a result, along with the estimated variable consideration related to normal future product returns for vehicles sold under the buyback options program, we adjusted our sales return reserve on vehicles previously sold under our buyback options program resulting in a reduction of automotive sales revenues of $564.6 million. Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated statements included elsewhere in the Quarterly Report on Form 10-Q.

Automotive leasing revenue decreased $31.5 million, or 13% , in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily due to a decrease in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the three months ended June 30, 2018 and a decrease in cumulative vehicles under our resale value guarantee financing programs which are accounted for as operating leases. When our counterparty retains ownership, any remaining balances within deferred revenue and resale value guarantee are settled to automotive leasing revenue. The decrease was partially offset by an increase in cumulative vehicles under our direct vehicle leasing program.

Automotive leasing revenue increased $10.2 million, or 2%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the six months ended June 30, 2018. When our counterparty retains ownership, any remaining balances within deferred revenue and resale value guarantee are settled to automotive leasing revenue. These increases were partially offset by a decrease in cumulative vehicles under our resale value guarantee financing programs which are accounted for as operating leases.

Services and other revenue increased $334.9 million, or 124%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Services and other revenue increased $564.5 million, or 106%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increases in the three and six months ended June 30, 2019 compared to the same periods in the prior year were primarily due to increases in used vehicle sales from increased volumes of trade-in vehicles, partially offset by lower average selling prices for them due to price adjustments we made to our vehicle offerings during the first half of 2019 and an increase in trade-ins of relatively lower priced non-Tesla vehicles. Additionally, there were increases in non-warranty maintenance services revenue as our fleet continues to grow.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sale of solar energy systems and energy storage products, leasing revenue from solar energy systems under operating leases and PPAs and the sale of solar energy systems incentives.

Energy generation and storage revenue decreased by $6.2 million, or 2%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily due to a decrease in deployments of cash and loan solar projects. The decrease was partially offset by increases in deployments of Powerpack and Powerwall.

Energy generation and storage revenue decreased by $91.6 million, or 12%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily due to a decrease in revenue recognized for commercial projects, most predominantly $72.5 million for the South Australia battery project in the prior period, and a decrease in deployments of cash and loan solar projects. These decreases were partially offset by increases in deployments of Powerwall.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Cost of revenues
Automotive sales	$4,253,763	$2,529,739	$1,724,024	68%	$7,109,972	$4,621,136	$2,488,836	54%
Automotive leasing	106,322	136,915	(30,593)	-22%	223,414	241,411	(17,997)	-7%
Total automotive cost of revenues	4,360,085	2,666,654	1,693,431	64%	7,333,386	4,862,547	2,470,839	51%
Services and other	743,022	386,374	356,648	92%	1,428,555	767,343	661,212	86%
Total automotive & services and other segment cost of revenues	5,103,107	3,053,028	2,050,079	67%	8,761,941	5,629,890	3,132,051	56%
Energy generation and storage segment	325,523	330,273	(4,750)	-1%	642,410	705,636	(63,226)	-9%
Total cost of revenues	$5,428,630	$3,383,301	$2,045,329	60%	$9,404,351	$6,335,526	$3,068,825	48%

Gross profit total automotive	$1,016,304	$691,027			$1,766,864	$1,230,451
Gross margin total automotive	19%	21%			19%	20%

Gross profit total automotive & services and other segment	$878,361	$574,795			$1,436,330	$996,662
Gross margin total automotive & services and other segment	15%	16%			14%	15%

Gross profit energy generation and storage segment	$42,685	$44,135			$50,459	$78,794
Gross margin energy generation and storage segment	12%	12%			7%	10%

Total gross profit	$921,046	$618,930			$1,486,789	$1,075,456
Total gross margin	15%	15%			14%	15%

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

Costs of services and other revenue includes costs associated with providing non-warranty after-sales services, costs to acquire and certify used vehicles, and costs for retail merchandise. Cost of services and other revenue also includes direct parts, material and labor costs, manufacturing overhead associated with sales by our acquired subsidiaries to third party customers.

Cost of automotive sales revenue increased $1.72 billion, or 68% , in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase of 54,863 Model 3 deliveries from our significant production ramp in the second half of 2018. The increase was partially offset by significant reductions in Model 3 average costs per unit compared to the prior period primarily due to temporary under-utilization of manufacturing capacity at lower production volumes in the first half of 2018 and other cost efficiencies. Additionally, due to price adjustments we made to our vehicle offerings in the first half of 2019, we estimated that there is a greater likelihood that customers will exercise their buyback options that were provided prior to such adjustments. If customers elect to exercise the buyback options, we expect to be able to subsequently resell the returned vehicles, which resulted in a reduction of automotive cost of sales of $49.6 million for the three months ended June 30, 2019. Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated statements included elsewhere in the Quarterly Report on Form 10-Q.

Cost of automotive sales revenue increased $2.49 billion, or 54%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase of 97,609 Model 3 deliveries from our significant production ramp in the second half of 2018. The increase was partially offset by significant reductions in Model 3 average costs per unit compared to the prior period primarily due to temporary under-utilization of manufacturing capacity at lower production volumes in the first half of 2018 and other cost efficiencies. Additionally, due to price adjustments we made to our vehicle offerings in the first half of 2019, we estimated that there is a greater likelihood that customers will exercise their buyback options that were provided prior to such adjustments. If customers elect to exercise the buyback options, we expect to be able to subsequently resell the returned vehicles, which resulted in a reduction of automotive cost of sales of $458.4 million for the six months ended June 30, 2019. Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated statements included elsewhere in the Quarterly Report on Form 10-Q.

Cost of automotive leasing revenue decreased $30.6 million, or 22%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily due to a decrease in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the prior period, and a decrease in cumulative vehicles under our resale value guarantee financing programs which are accounted for as operating leases. When our counterparty retains ownership, the net book value of the leased vehicle of the lease vehicle is expensed to cost of automotive leasing revenue. The decreases were partially offset by an increase in cumulative vehicles under our direct vehicle leasing program.

Cost of automotive leasing revenue decreased $18.0 million, or 7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily due to a decrease in cumulative vehicles under our resale value guarantee financing programs which are accounted for as operating leases. The decrease was partially offset by an increase in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period when compared to the prior period. When our counterparty retains ownership, the net book value of the leased vehicle of the lease vehicle is expensed to cost of automotive leasing revenue.

Cost of services and other revenue increased $356.6 million, or 92%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Cost of services and other revenue increased $661.2 million, or 86%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increases in the three and six months ended June 30, 2019 compared to the same periods in the prior year were primarily due to the costs of used vehicle sales from the increased volumes of trade-in vehicles. Additionally, there were increases in the costs of our new service centers, additional service personnel in existing and new service centers, Mobile Service capabilities, parts distribution centers and investment in new body shops to provide maintenance services to our rapidly growing fleet of vehicles.

Gross margin for total automotive decreased from 21% to 19% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily related to lower Model S and Model X deliveries at lower margins due to lower average selling prices from price adjustments we made to our vehicle offerings in the three months ended June 30, 2019. Additionally, the price adjustments also resulted in a reduction in gross automotive sales profit of $14.5 million from the adjustment of our sales return reserve on vehicles previously sold under our buyback options program. The decrease was partially offset by improvement of Model 3 margins compared to the prior period as we achieved significant manufacturing efficiencies in the production of Model 3 in the second half of 2018 and first half of 2019.

Gross margin for total automotive decreased from 20% to 19% in the six months ended June 30, 2019 and 2018. The decrease was primarily related to lower Model S and Model X deliveries at lower margins due to lower average selling prices from price adjustments we made to our vehicle offerings in the first half of 2019. Additionally, the price adjustments also resulted in a reduction in gross automotive sales profit of $106.2 million from the adjustment of our sales return reserve on vehicles previously sold under our buyback options program. The decrease was partially offset by improvement of Model 3 margins compared to the prior period as we achieved significant manufacturing efficiencies in the production of Model 3 in the second half of 2018 and first half of 2019.

Gross margin for total automotive & services and other segment decreased from 16% to 15% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Gross margin for total automotive & services and other segment decreased from 15% to 14% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decreases of gross margin in the three and six months ended June 30, 2019 compared to the same periods in the prior year were primarily due to the automotive gross margin impacts discussed above.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue includes direct and indirect material and labor costs, warehouse rent, freight, warranty expense, other overhead costs and amortization of certain acquired intangible assets. In addition, where arrangements are accounted for as operating leases, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs

Cost of energy generation and storage revenue decreased by $4.8 million, or 1%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily due to a decrease in cost of revenue for cash and loan solar projects from lower deployments. The decrease was partially offset by increases in cost of revenue for Powerpack and Powerwall from increased deployments, and higher costs from temporary manufacturing under-utilization of our Solar Roof ramp.

Cost of energy generation and storage revenue decreased by $63.2 million, or 9%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 The decrease was primarily due to a decrease in cost of revenue for commercial energy storage projects, most predominantly $72.5 million for the South Australia battery project in the prior period, and a decrease in cost of revenue for cash and loan solar projects from lower deployments. These decreases were partially offset by increases in cost of revenue for Powerwall from increased deployments, and higher costs from temporary manufacturing under-utilization of our Solar Roof ramp.

Gross margin for energy generation and storage remained relatively consistent at  12% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Energy storage margins improved compared to the prior period as a result of higher average selling prices and certain favorable changes in cost. The increase was partially offset by lower margins in our cash and loan solar energy system business driven by higher fixed costs per project as a result of lower deployments in the three months ended June 30, 2019. Additionally, higher costs from temporary manufacturing under-utilization of our Solar Roof ramp have further offset an increase in margins.

Gross margin for energy generation and storage decreased from 10% to 7% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily due to lower margins in our cash and loan solar energy system business driven by higher fixed costs per project as a result of lower deployments in the six months ended June 30, 2019. Additionally, higher costs from temporary manufacturing under-utilization of our Solar Roof ramp have further contributed to a decrease in margins.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Research and development	$323,898	$386,129	$(62,231)	-16%	$664,072	$753,225	$(89,153)	-12%
As a percentage of revenues	5%	10%			6%	10%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses as a percentage of revenue decreased in the three and six months ended June 30, 2019 as compared to the same periods ended June 30, 2018. The decrease was primarily from our focus on increasing operational efficiency and process automation, our efforts to scale down and optimize our cost structure relative to the size of our business, as well as from increases in overall revenues from our expanding sales.

R&D expenses decreased $62.2 million, or 16%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily due to a $32.2 million decrease in employee and labor related expenses from cost efficiency initiatives, a $20.2 million decrease in expensed materials and a $10.1 million decrease in professional and outside service expenses.

R&D expenses decreased $89.2 million, or 12%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily due to a $52.6 million decrease in employee and labor related expenses from cost efficiency initiatives and a $24.7 million decrease in facilities, freight, and depreciation expenses.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Selling, general and administrative	$647,261	$750,759	$(103,498)	-14%	$1,351,190	$1,437,163	$(85,973)	-6%
As a percentage of revenues	10%	19%			12%	19%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses as a percentage of revenue decreased in the three and six months ended June 30, 2019 as compared to the same periods ended June 30, 2018. The decrease was primarily from our focus on increasing operational efficiency and process automation, our efforts to scale down and optimize our cost structure relative to the size of our business, as well as from increases in overall revenues from our expanding sales.

SG&A expenses decreased $103.5 million, or 14%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily due to an $91.0 million decrease in employee and labor related expenses from decreased headcount.

SG&A expenses decreased $86.0 million, or 6%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily due to a $145.4 million decrease in employee and labor related expenses from decreased headcount, partially offset by a $47.0 million increase in stock-based compensation expense related to the 2018 CEO Performance Award and stock awards granted for new hires and refresher employee stock grants.

Restructuring and other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Restructuring and other	$117,345	$103,434	$13,911	13%	$160,816	$103,434	$57,382	55%
As a percentage of revenues	2%	3%			1%	1%

During the first quarter of 2019, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, we recognized $43.5 million of costs primarily related to employee termination expenses and losses from closing certain stores. These costs were substantially paid by the end of first quarter of 2019.

During the second quarter of 2019, we recognized $47.0 million in impairment related to IPR&D as we abandoned further development efforts and $15.0 million for the related equipment. We also incurred loss of $48.8 million for closing certain facilities. Additionally, we recognized $6.2 million of employee termination expenses for the three months ended June 30, 2019, which are expected to be substantially paid by the end of the third quarter of 2019, while the remaining amounts were non-cash. The restructuring actions during the first half of 2019 will result in an estimated cost savings of approximately $130.0 million for the remainder of 2019.

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

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Interest expense	$(171,979)	$(163,582)	$(8,397)	5%	$(329,432)	$(313,128)	$(16,304)	5%
As a percentage of revenues	3%	4%			3%	4%

Interest expense increased by $8.4 million, or 5%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to a decrease of $8.7 million in the amount of interest we capitalized from the consolidated statements of operations to property, plant, and equipment on the consolidated balance sheets. Lower capitalization results in higher interest expense. The amount of interest we capitalize is driven by our construction in progress balance, which decreased year-over-year due to our declining Model 3 capital expenditure ramp

Interest expense increased by $16.3 million, or 5%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to a decrease of $19.2 million in the amount of interest we capitalized from the consolidated statements of operations to property, plant, and equipment on the consolidated balance sheets. Lower capitalization results in higher interest expense. The amount of interest we capitalize is driven by our construction in progress balance, which decreased year-over-year due to our declining Model 3 capital expenditure ramp. The decrease is partially offset by an increase in interest expenses from our debt as a result of an increase in the average carrying balances of interest bearing debt for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Other income (expense), net	$(40,756)	$50,911	$(91,667)	Not meaningful	$(15,006)	$13,195	$(28,201)	Not meaningful
As a percentage of revenues	-1%	1%			0%	0%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, changed unfavorably by $91.7 million to a loss of $40.8 million in the three months ended June 30, 2019 from a gain of $50.9 million in the three months ended June 30, 2018. The change was primarily due to unfavorable fluctuations in foreign currency exchange rates primarily from the U.S. dollar, Chinese yuan and Japanese yen, and losses from interest rate swaps related to our debt facilities when compared to the prior period

Other income (expense), net, changed unfavorably by $28.2 million to a loss of $15.0 million in the six months ended June 30, 2019 from a gain of $13.2 million in the six months ended June 30, 2018. The change was primarily due to losses from interest rate swaps related to our debt facilities when compared to the prior period, offset by favorable fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Provision for income taxes	$19,431	$13,707	$5,724	42%	$42,304	$19,312	$22,992	119%
Effective tax rate	-5%	-2%			-4%	-1%

Our provision for income taxes increased by $5.7 million, or 42%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Our provision for income taxes increased by $23.0 million, or 119%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increases were primarily due to the increases in taxable profits in certain foreign jurisdictions year-over-year.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$19,072	$(25,167)	$44,239	-176%	$53,562	$(100,243)	$153,805	-153%

Our net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests changed unfavorably by $44.2 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The change was primarily due to lower activities in our financing fund arrangements.

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests changed unfavorably by $153.8 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The change was primarily due to lower activities in our financing fund arrangements and a charge related to buyout of noncontrolling interests.

Liquidity and Capital Resources

As of June 30, 2019, we had $4.95 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $598.0 million and consisted primarily of Chinese yuan, Canadian dollar and euros. Our sources of cash are predominantly from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

Our sources of liquidity and cash flows enable us to fund ongoing operations, research and development projects for new products, development of our main projects including further capacity expansion and automation for our current Model 3 production, Gigafactory Shanghai, Model Y and Tesla Semi, and expansion of our Supercharger and vehicle service and repair networks. We currently expect total 2019 capital expenditures to be approximately $1.5 to $2.0 billion.

In 2019 and beyond, we will continue to utilize our increasing experience and learnings from past and current product ramps to do so at a level of capital efficiency per dollar of spend that we expect to be significantly greater than historical levels. For example, based on our experience with ramping Model 3 at the Tesla Factory, we expect that the capital spend per unit of Model 3 manufacturing capacity at Gigafactory Shanghai will be less than that of the ramp of our line in Fremont. Likewise, based on such experience and the substantial commonality of components we expect between Model Y and Model 3, we believe that the production ramp of Model Y at the Tesla Factory will be significantly faster and cost less per unit of manufacturing capacity compared to that of the ramp of Model 3 there. Considering the pipeline of new products planned at this point, and all other infrastructure growth and investments in Gigafactory 1, Gigafactory 2, Gigafactory Shanghai and future planned manufacturing facilities, we currently estimate that capital expenditures will be between $2.0 to $2.5 billion annually for the next two fiscal years. However, given the breadth of our various planned projects and our focus on cost efficiency, our cost structure is difficult to predict with accuracy long-term and as we make progress on such projects we may find that our actual spend may be less than previously expected. Moreover, we expect that the cash we generate from our core operations will generally be sufficient to cover our future capital expenditures and to pay down our near-term debt obligations, although we may choose to seek alternative financing sources. For example, we expect that much of our investment in Gigafactory Shanghai will be funded through indebtedness arranged through local financial institutions in China, including a RMB 3.5 billion term facility that our subsidiary entered into in March 2019. As always, we continually evaluate our capital expenditure needs and may decide it is best to raise additional capital to fund the rapid growth of our business.

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

In addition, we had $1.99 billion of unused committed amounts under our credit facilities and financing funds as of June 30, 2019, some of which are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets; and contributing or selling qualified solar energy systems and the associated customer contracts or qualified leased vehicles and our interests in those leases into the financing funds). Upon the draw-down of any unused committed amounts, there are no restrictions on the use of such funds for general corporate purposes. For details regarding our indebtedness and financing funds, refer to Note 11, Long-Term Debt Obligations, and Note 16, Variable Interest Entity Arrangements, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Net cash provided by (used in) operating activities	$224,000	$(528,040)
Net cash used in investing activities	$(547,388)	$(1,411,454)
Net cash provided by financing activities	$1,489,822	$770,282

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

Net cash from operating activities changed favorably by $752.0 million to net cash provided by operating activities of $224.0 million during the six months ended June 30, 2019 from net cash used in operating activities of $528.0 million during the six months ended June 30, 2018. This favorable change was primarily due to the increase in net income, excluding non-cash expenses and gains, of $836.6 million and the decrease in net operating assets and liabilities of $103.5 million. These favorable changes were partially offset by $188.1 million of the repayment of our 0.25% Convertible Senior Notes due in 2019 which was classified as an operating activity, as this represented an interest payment on the discounted convertible notes. The decrease in net operating assets and liabilities was mainly driven by a smaller increase in inventory, as a result of an increase in Model 3 deliveries, and an increase in deferred revenue as a result of increased Model 3 deliveries and receipt of regulatory credits which will be delivered at a future date. The increase in cash from certain operating activities was partially offset by a decrease in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $573.1 million during the six months ended June 30, 2019 and $1.41 billion during the six months ended June 30, 2018. Capital expenditures during the six months ended June 30, 2019 were primarily comprised of $529.6 million in purchases of property and equipment, mainly for Model 3 production, and $43.5 million for the design, acquisition and installation of solar energy systems with customers.

Capital expenditures during the six months ended June 30, 2018 were $1.27 billion from purchases of property and equipment, mainly for Model 3 production, and $140.4 million for the design, acquisition and installation of solar energy systems with customers.

In 2014, we began construction of Gigafactory 1. We used $109.9 million and $402.4 million of cash towards Gigafactory 1 construction during the six months ended June 30, 2019 and 2018, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2019 consisted primarily of $1.82 billion from the issuance of 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”), net of transaction costs, and $847.4 million from the issuance of common stock, net of underwriting discounts and offering costs, in registered public offerings, $229.7 million of net borrowings under our vehicle lease-backed loan and security agreements (the “Warehouse Agreements”), $200.0 million of net borrowings under the Credit Agreement, and $174.4 million from the issuance of warrants in connection with the offering of the 2024 Notes. These cash inflows were partially offset by a $731.9 million portion of the repayment of our 0.25% Convertible Senior Notes due in 2019 that was classified as financing activity, a purchase of convertible note hedges of $475.8 million in connection with the offering of the 2024 Notes, and repayments of $228.0 million of the automotive asset-backed notes. See Note 11, Long-Term Debt Obligations, and Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations and collateralized borrowings, respectively.

Cash flows from financing activities during the six months ended June 30, 2018 consisted primarily of $546.1 million from the issuance of automobile lease-backed notes and $489.0 million of net borrowings under the Credit Agreement. Additionally, there were net repayments of $172.8 million under the Warehouse Agreements and repayments of automobile lease-backed notes of $85.2 million.

Contractual Obligations

Contractual obligations did not materially change during the six months ended June 30, 2019 except for debt activity and lease activity, as discussed in more detail in Note 11, Long-Term Debt Obligations and Note 12, Leases.

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

We have also experienced, and will continue to experience, fluctuations in our net income (loss) as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances). For the six months ended June 30, 2019, we recognized a net foreign currency gain of $10.8 million in other income (expense), net, with our largest re-measurement exposures from the U.S. dollar, Japanese yen and Chinese yuan as our subsidiaries are denominated in various local currencies. For the six months ended June 30, 2018, we recognized a net foreign currency loss of $6.2 million in other income (expense), net, with our largest re-measurement exposures from Japanese yen, Chinese yuan and Canadian dollar.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our income (loss) before income taxes. These changes would have resulted in an adverse impact of $248.3 million at June 30, 2019 and $175.7 million at December 31, 2018.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in our interest rates would have increased our interest expense for the six months ended June 30, 2019 and 2018 by $4.7 million and $3.6 million, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

During the second quarter of 2019, we amended our previous settlement with the SEC regarding Elon Musk’s social media posts on August 7, 2018 to clarify certain of the disclosure controls agreed in such settlement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 15, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, the following matter is being disclosed pursuant to Item 103 of Regulation S-K because it relates to environmental regulations and aggregate civil penalties could potentially exceed $100,000. The Bay Area Air Quality Management District (the “BAAQMD”) has issued notices of violation to us relating to air permitting for the Tesla Factory, but has not alleged any adverse community or environmental impact, proposed any specific penalties, or initiated formal proceedings. We dispute certain of these allegations, and are working to resolve them with the BAAQMD. While we cannot predict the outcome of this matter, it is not expected to have a material adverse impact on our business.

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

We have previously experienced launch, manufacturing, production and delivery ramp delays or other complications in connection with new vehicle models such as Model S, Model X and Model 3, new vehicle features such as the all-wheel drive dual motor drivetrain on Model S and the second version of our Autopilot hardware, and a significant increase in automation introduced in the manufacture of Model 3. For example, we encountered unanticipated challenges, such as certain supply chain constraints, that led to initial delays in producing Model X. Similarly, we experienced certain challenges in the production of Model 3 that led to delays in its ramp. Moreover, in the areas of Model 3 production where we had challenges ramping fully automated processes, such as portions of the battery module assembly line, material flow system and the general assembly line, we reduced the levels of automation and introduced semi-automated or manual processes, and we also had to address an isolated supplier limitation in the manufacture of Model 3. If issues like these arise or recur, if our remediation measures and process changes do not continue to be successful, if we experience issues with transitioning to full automation in certain production lines or to other planned manufacturing improvements, or if we experience issues or delays in bringing online our Gigafactory Shanghai in China or commencing and ramping Model 3 production there, we could experience issues in sustaining the Model 3 ramp or delays in increasing Model 3 production further. Also, if we encounter difficulties in scaling our delivery or servicing capabilities for Model 3 or future vehicles and products to high volumes in the U.S. or internationally, our financial condition and operating results could suffer. In addition, because our vehicle models may share certain parts, suppliers or production facilities with each other, the volume or efficiency of production with respect to one model may impact the production of other models or lead to bottlenecks that impact the production of all models.

We may also experience similar future delays or other complications in bringing to market and ramping production of new vehicles, such as Model Y, the Tesla Semi, our planned pickup truck and new Tesla Roadster, our energy storage products and Solar Roof, as well as future features and services such as new Autopilot or FSD features and the autonomous Tesla ride-hailing network. Any significant additional delay or other complication in the production of and delivery capabilities for our current products or the development, manufacture, launch, production and delivery and servicing capability ramp of our future products, features and services, including complications associated with expanding our production capacity, supply chain and delivery systems or obtaining or maintaining regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We have experienced in the past, and may experience in the future, delays in realizing our projected timelines and cost and volume targets for the production and ramp of Model 3, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to manufacture, market and sell the Model 3 vehicle, which we are offering at a lower price point and for which we achieved a stabilized production rate relatively recently and are producing at significantly higher volumes than the Model S or Model X vehicles. Moreover, we expect to commence production by the end of 2019 of certain trims of Model 3 for the local market in China in the initial phase of our Gigafactory Shanghai, and then progressively increase levels of localization through local sourcing and manufacturing. However, the timeframe for commencing Model 3 production at Gigafactory Shanghai is subject to a number of uncertainties, including regulatory approval, supply chain constraints, and the pace of installing production equipment and bringing the factory online.

We have limited experience to date in manufacturing vehicles at the high volumes that we recently achieved and to which we anticipate ramping further for Model 3, and to be successful, we will need to complete the implementation and ramp of efficient and cost-effective manufacturing capabilities, processes and supply chains necessary to support such volumes, including at Gigafactory Shanghai. We are employing a higher degree of automation in the manufacturing processes for Model 3 than we have previously employed and to continue to implement additional automation. In some cases, we have temporarily reduced the levels of automation and introduced semi-automated or manual processes, at additional labor cost, and we also had to address an isolated supplier limitation. Additional bottlenecks may also arise as we continue to ramp production at the Tesla Factory and commence the initial phase of Model 3 production at Gigafactory Shanghai, and it will be important that we address them promptly and in a cost-effective manner. Moreover, our Model 3 production plan has required to date significant cumulative investments of cash and management resources, and we are deploying certain additional resources as we further progress our ramp and begin production in new locations in the future, such as China.

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

•

that the equipment and processes which we have selected for Model 3 production will be able to accurately manufacture high volumes of the different variants of Model 3 within specified design tolerances, with high quality and at the maximum output rates that we have planned for them;

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

Our plans call for sustaining and further ramping from our significant increases in vehicle production and deliveries. Our ability to achieve these plans will depend upon a number of factors, including our ability to utilize installed manufacturing capacity to achieve the planned production yield, further install and increase capacity in accordance with our planned timelines and costs, maintain our desired quality levels and optimize design and production changes, as well as our suppliers’ ability to support our needs. In addition, we have used and may use in the future a number of new manufacturing technologies, techniques and processes for our vehicles, which we must successfully introduce and scale for high-volume production. For example, we have introduced highly automated production lines, aluminum spot welding systems and high-speed blow forming of certain difficult to stamp vehicle parts. We have also introduced unique design features in our vehicles with different manufacturing challenges, such as large display screens, dual motor drivetrain, hardware for our Autopilot and FSD features and falcon-wing doors. We have limited experience developing, manufacturing, selling and servicing, and allocating our available resources among, multiple products simultaneously. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

Concurrent with our increasing vehicle production levels, our success will depend on our ability to continue to significantly increase sales and deliveries of our vehicles. Although we have a plan for selling and delivering increased volumes of vehicles, we have limited experience in marketing, selling and delivering vehicles at the higher volumes that we have achieved. Furthermore, we continue to evaluate and evolve our retail operations and product offerings in order to maximize our reach and optimize our costs, vehicle line-up and model differentiation, and the purchasing experience. However, there is no guarantee that each step in our evolving strategy will be perceived as intended by prospective customers accustomed to more traditional sales models. We may also face difficulties meeting our sales and delivery goals in both existing markets as well as new markets into which we expand, such as Europe and China where we saw challenges in initially ramping our logistical channels as we delivered Model 3 there for the first time in the first quarter of 2019. In particular, we are targeting with Model 3 a mass demographic with a broad range of potential customers, in which we have limited experience projecting demand and pricing our products. Given the higher volumes to which we have ramped and our single-factory production, we produce variants (including regional versions) of all of our vehicles in batches in accordance with the demand that we expect for them. If our specific demand expectations for these variants prove inaccurate, we may not be able to timely generate sales matched to the specific vehicles that we produce in the same timeframe, which may negatively impact our deliveries in a particular period.

Moreover, because we do not have independent dealer networks, we are responsible for delivering all of our vehicles to our customers and meeting their vehicle servicing needs. While we have substantially implemented and improved many aspects of our delivery and service operations, we still have relatively limited experience with such deliveries and servicing at high volumes, particularly in international markets. To accommodate these volumes, we have deployed a number of delivery models, such as deliveries to customers’ homes and workplaces, some of which have not been previously tested at scale and in different geographies. Moreover, significant transit time may be required to transport vehicles such as Model 3 in volume into new markets for the first time. To the extent that such factors lead to delays in our deliveries, our results may be negatively impacted. Finally, because of our unique expertise with our vehicles, we recommend that our vehicles be serviced by our service centers, Mobile Service technicians or certain authorized professionals that we have specifically trained and equipped. If we experience delays in adding such servicing capacity or experience unforeseen issues with the reliability of Model 3, which we recently commenced producing at volume, it could overburden our servicing capabilities and parts inventory. If we are unable to ramp up to meet our sales, delivery and servicing targets globally, or our projections on which such targets are based are inaccurate, this could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

Our future growth and success is dependent upon consumers’ willingness to adopt electric vehicles and specifically our vehicles, especially in the mass market demographic which we are targeting with vehicles such as Model 3.

Our growth is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. Although we have successfully grown demand for our vehicles thus far, there is no guarantee of such future demand, or that our vehicles will not compete with one another in the market. Moreover, the mass market demographic that we have entered initially with Model 3 is larger, but more competitive, than the demographic for Model S and Model X, and additional electric vehicles are entering the market.

If the market for electric vehicles in general and Tesla vehicles in particular does not develop as we expect, or develops more slowly than we expect, or if demand for our vehicles decreases in our markets, our business, prospects, financial condition and operating results could be harmed. We have only recently begun high-volume production of vehicles, are still at an earlier stage and have limited resources relative to our competitors, and the market for alternative fuel vehicles is rapidly evolving. As a result, the market for our vehicles could be affected by numerous factors, such as:

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

In particular, because we are producing Model 3 and expect to produce Model Y at significantly higher volumes than any of our other products to date, the negative impact of any delays or other constraints with respect to our suppliers for these vehicles could be substantially greater than any supply chain-related issues experienced with respect to our other products. We need our Model 3 suppliers, and will also need our Model Y suppliers, to sustainably ramp in accordance with our planned volumes and schedules for each vehicle. There is no assurance that these suppliers will ultimately be able to sustainably and timely meet our cost, quality and volume needs. For example, we may experience issues or delays increasing the level of localization in China through local sourcing and manufacturing at our Gigafactory Shanghai. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, including for our different model variants, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Future problems or delays in expanding Gigafactory 1 or ramping operations there could negatively affect the production and profitability of our products, such as Model 3 and our energy storage products.

To lower the cost of cell production and produce cells in high volume, we have vertically integrated the production of lithium-ion cells and finished battery packs for Model 3 and energy storage products at Gigafactory 1. Gigafactory 1 began producing lithium-ion cells in 2017, and we have no other direct experience in the production of lithium-ion cells. Given the size and complexity of this undertaking, it is possible that future events could result in issues or delays in further ramping our products and expanding production output at Gigafactory 1. Moreover, we expect that we will need additional production output at Gigafactory 1 to support vehicle production at Gigafactory Shanghai in part when we commence Model 3 production there. In order to achieve our volume and gross margin targets for Model 3 and our energy storage products, we must continue to sustain and ramp significant cell production at Gigafactory 1, which, among other things, requires Panasonic to successfully operate and further ramp its cell production lines at significant volumes. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it has relatively limited experience with cell production at Gigafactory 1. In addition, we produce several components for Model 3, such as battery modules incorporating the lithium-ion cells produced by Panasonic, and drive units, at Gigafactory 1. Some of the manufacturing lines for such components took longer than anticipated to ramp to their full capacity. While we have largely overcome this bottleneck after deploying multiple semi-automated lines and improving our original lines, additional bottlenecks may arise as we continue to increase the production rate. If we are unable to maintain Gigafactory 1 production, ramp output additionally over time as needed, and do so cost-effectively, or if we or Panasonic are unable to attract, hire and retain a substantial number of highly skilled personnel, our ability to supply battery packs or other components for Model 3 and our other products could be negatively impacted, which could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Any issues or delays in meeting our projected timelines, costs and production capacity for or funding the construction of Gigafactory Shanghai, or any difficulties in generating and maintaining local demand for vehicles manufactured there, could adversely impact our business, prospects, operating results and financial condition.

As part of our continuing work to increase Model 3 production on a sustained basis and make Model 3 affordable in the markets where we plan to offer it, we have begun construction of the initial phase of Gigafactory Shanghai and expect to commence production of certain trims of Model 3 for the local market in China by the end of 2019, and then progressively increase levels of localization through local sourcing and manufacturing. The timeframe for commencing Model 3 production at Gigafactory Shanghai is subject to a number of uncertainties, including regulatory approval, receipt and maintenance of certain manufacturing licenses, supply chain constraints, hiring, training and retention of qualified employees, and the pace of installing production equipment and bringing the factory online. We have limited experience to date with constructing manufacturing facilities abroad, and only recently began to sell Model 3 in China. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for Gigafactory Shanghai, or in securing and complying with the terms of local debt financing that we intend will largely fund its construction, or in generating and maintaining demand locally for the vehicles we manufacture at Gigafactory Shanghai, our business, prospects, operating results and financial condition could be adversely impacted.

If our vehicles or other products that we sell or install fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our vehicles or our energy products contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as new Autopilot or FSD features take longer than expected to become enabled, are legally restricted or become subject to onerous regulation, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and may contain latent defects and errors or be subject to external attacks. Issues experienced by vehicle customers have included those related to the software for the 17 inch display screen, the panoramic roof and the 12-volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We expect to continue to expand our operations significantly, including the worldwide sales, delivery and servicing of a significantly higher number of vehicles than our current vehicle fleet. Furthermore, we are developing and growing our energy storage product and solar business worldwide, including in countries where we have limited or no previous operating experience. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully and to correctly forecast demand for our products in different markets. We may not be successful in undertaking this global expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs, establish sufficient worldwide service and Supercharger facilities in a timely manner, adapt our products and conduct our operations to meet local requirements, implement required local infrastructure, systems and processes, and find and hire a significant number of additional manufacturing, engineering, service, electrical installation, construction and administrative personnel.

In particular, we plan to expand our manufacturing capabilities outside of the U.S., where we have limited experience operating a factory or managing related regulatory, financing and other challenges. For example, local manufacturing is critical to our expansion and sales in China, which is the largest market for electric vehicles in the world. Our vehicle sales in China have been negatively impacted by certain tariffs on automobiles manufactured in the U.S., such as our vehicles, and our costs for producing our vehicles in the U.S. have also been affected by import duties on certain components sourced from China. If we are not able to establish or experience delays in establishing manufacturing activities in China and other jurisdictions to minimize the impact of such unfavorable tariffs, duties or costs, or ramp our production capabilities at Gigafactory 1 or other facilities to support such vehicle manufacturing activities, our ability to compete in such jurisdictions, and our operating results, business and prospects, will be harmed.

If we are unable to achieve our targeted manufacturing costs for our products, our financial condition and operating results will suffer.

While we are continuing to and expect in the future to realize cost reductions by both us and our suppliers, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals for our product offerings, or our other financial targets. We incur significant costs related to procuring the materials required to manufacture our products, assembling products and compensating our personnel. If our efforts to continue to decrease manufacturing costs are not successful, we may incur substantial costs or cost overruns in utilizing and increasing the production capability of our manufacturing facilities, such as for Model 3 both in the U.S. and internationally. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium, nickel and other components of our battery cells or aluminum used to produce vehicle body panels. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

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

We are subject to a number of risks associated in particular with international business activities that may increase our costs, impact our ability to sell our products and require significant management attention. These risks include conforming our products to various international regulatory and safety requirements as well as charging and other electric infrastructures, organizing local operating entities, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights, trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. For example, in China, which is a key market for us, certain products such as automobiles manufactured in the U.S. have become subject to an increased tariff imposed by the government. The tariff could remain in place for an undetermined length of time, be further increased in the future and/or lead consumers to postpone or choose another vehicle brand subject to lower tariffs or no tariffs. Moreover, recently increased import duties on certain components used in our products that are sourced from China may increase our costs and negatively impact our operating results.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We use various materials in our business including aluminum, steel, lithium, nickel, copper and cobalt, as well as lithium-ion cells from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles and energy storage products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

•	an increase in the cost, or decrease in the available supply, of materials used in the cells;
•	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers or any issues that may arise with respect to cells manufactured at our own facilities; and
•	fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated, such as the Japanese yen , against the U.S. dollar.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles and energy storage products. While we believe several sources of the battery cells are available for such battery packs, and expect to eventually rely substantially on battery cells manufactured at our own facilities, we have to date fully qualified only a very limited number of suppliers for the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles and of the battery packs we produce for energy products until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Although we design our vehicles to be the safest vehicles on the road, product liability claims, even those without merit, could harm our business, prospects, operating results and financial condition. The automobile industry in particular experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our cars have been involved and we expect in the future will be involved in crashes resulting in death or personal injury, and such crashes where Autopilot or FSD features are engaged are the subject of significant public attention. We have experienced and we expect to continue to face claims arising from or related to misuse or claimed failures of new technologies that we are pioneering, including Autopilot and FSD features in our vehicles. Moreover, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the relatively limited number of vehicles and energy storage products delivered to date and limited field experience of our products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

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

We plan to generate ongoing growth and demand, including by globally expanding and optimizing our vehicle service and charging operations and infrastructure. These plans require significant cash investments and management resources and may not meet our expectations with respect to additional sales or installations of our products. This ongoing global expansion, which includes planned entry into markets in which we have limited or no experience selling, delivering, installing and/or servicing our products at scale, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and installations and expanding our brand presence to the degree we are anticipating. Furthermore, the increasing number of Tesla vehicles will require us to continue to increase significantly the number of our Supercharger stations and connectors in locations throughout the world. If we fail to do so in a timely manner, our customers could become dissatisfied, which could adversely affect sales of our vehicles. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems and operation of Superchargers in those jurisdictions, which could take considerable time and expense. If we experience any delays or cannot meet customer expectations in expanding our customer infrastructure network, or our expansion plans are not successful in continuing to grow demand, this could lead to a decrease or stagnation in sales or installations of our products and could negatively impact our business, prospects, financial condition and operating results.

Our vehicles and energy storage products use lithium-ion battery cells that store large amounts of energy, and any incidents in which such energy is released unexpectedly could negatively impact our operations.

The battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed the battery pack to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, which could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive. In addition, we store and recycle a significant number of lithium-ion cells at our facilities and are producing high volumes of cells and battery modules and packs at Gigafactory 1. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such disruptions or issues could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If we fail to effectively grow and manage the residual, financing and credit risks related to our vehicle financing programs, our business may suffer.

We offer financing arrangements for our vehicles in North America, Europe and Asia primarily through various financial institutions. We also currently offer leasing directly through our local subsidiaries for Model S, Model X and Model 3 in the U.S. and for Model S and Model X in Canada. Under a lease held directly by us, we typically receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. The profitability of any vehicles returned to us at the end of their leases depends on our ability to accurately project our vehicles’ residual values at the outset of the leases, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles and the pricing of new vehicles. For example, we have made certain adjustments to our vehicle prices during 2019 to reflect anticipated changes to our cost structure from periodically optimizing our retail strategy, and as a limited accommodation to customers in consideration of a reduction in the electric vehicle federal tax credit. Such pricing changes may impact the residual values of our vehicles. The leasing program also relies on our ability to secure adequate financing and/or business partners to fund and grow this program, and screen for and manage customer credit risk. We expect the availability of leasing and other financing options will be important for our vehicle customers. If we are unable to adequately fund our leasing program with internal funds, or partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our sales. Furthermore, if our leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual and credit risks resulting from growth. Finally, if we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing lease transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

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

We and our customers currently benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. In the U.S. and abroad, such incentives include, among other things, tax credits or rebates that encourage the purchase of electric vehicles. In Norway, for example, the purchase of electric vehicles is not currently subject to import taxes, the 25% value added tax, or the carbon dioxide and weight-based purchase taxes that apply to the purchase of gas-powered vehicles. Notably, the quantum of incentive programs promoting electric vehicles is a tiny fraction of the amount of subsidies that are provided to gas-powered vehicles through the oil and gas industries. Nevertheless, even the limited benefits from such programs could be reduced, eliminated or exhausted. For example, under current regulations, a $7,500 federal tax credit that was available in the U.S. for the purchase of our vehicles is being reduced in phases during, and will sunset at the end of, 2019. We believe that this sequential phase-out has likely pulled forward some vehicle demand into the periods preceding each reduction, and we may see similar pull-forwards through the remainder of 2019. Moreover, in July 2018, a previously available incentive for purchases of Model 3 in Ontario, Canada was cancelled and Tesla buyers in Germany lost access to electric vehicle incentives for a short period of time beginning late 2017. In April 2017 and January 2016, respectively, previously available incentives in Hong Kong and Denmark that favored the purchase of electric vehicles expired, negatively impacting sales. Effective March 2016, California implemented regulations phasing out a $2,500 cash rebate on qualified electric vehicles for high-income consumers. Such developments could have some negative impact on demand for our vehicles, and we and our customers may have to adjust to them.

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our costs and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire on a particular date when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, sometimes without warning. For example, the U.S. federal government currently offers a 30% ITC for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility. The ITC is currently scheduled to decline in phases, ultimately to 10% for commercial and utility systems and to 0% for customer-owned residential systems by January 2022. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced, altered or eliminated the benefit available under net energy metering, or have proposed to do so. Such reductions in or termination of governmental incentives could adversely impact our results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets.

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

We are party to an operating lease arrangement with the Research Foundation for the State University of New York (the “SUNY Foundation”). This agreement provides for the construction of Gigafactory 2 in Buffalo, New York, where we have housed the development and production of solar products and components. Under this agreement, we are obligated to, among other things, directly employ specified minimum numbers of Tesla personnel in the State of New York and spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following the substantial completion of all construction and related infrastructure, the arrival of manufacturing equipment, and the receipt of certain permits and other specified items at Gigafactory 2. While we expect significant operations at Gigafactory 2 and the surrounding Buffalo area to continue, including with our ramp and manufacture of Solar Roof, if we fail in any year over the course of the term of the agreement to meet these obligations, we would be obligated to pay a “program payment” of $41.2 million to the SUNY Foundation in such year. Any inability on our part to comply with the requirements of this agreement may result in the payment of significant amounts to the SUNY Foundation, the termination of our lease at Gigafactory 2, and/or the need to adjust certain of our operations, in particular our production ramp of Solar Roof. Any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Finally, our compensation philosophy for all of our personnel reflects our startup origins, with an emphasis on equity-based awards and benefits in order to closely align their incentives with the long-term interests of our stockholders. Neither of our most recently-adopted equity incentive plan and employee stock purchase plan, unlike the prior plan that it replaces, contains an “evergreen” provision that permit our board of directors to increase on an annual basis the number of equity-based awards that may be granted to, and shares of our common stock that may be purchased by, our personnel thereunder. Therefore, we will have to periodically seek and obtain approval from our stockholders for future increases to the number of awards that may be granted and shares that may be purchased under such plans. If we are unable to obtain the requisite  stockholder approvals to approve and adopt these new plans and obtain future increases to the number of awards that may be granted and shares that may be purchased thereunder, and compensate our personnel in accordance with our compensation philosophy, our ability to retain and hire qualified personnel would be negatively impacted.

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

We are continuously expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of multiple vehicles necessitates continued development, maintenance and improvement of our information technology systems in the U.S. and abroad, including at Gigafactory Shanghai, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. We also maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber-attacks. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service vehicles, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

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

It is not uncommon for employees of certain trades at companies such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. From time to time, labor unions have engaged in campaigns to organize certain of our operations, as part of which such unions have filed unfair labor practice charges against us with the National Labor Relations Board (“NLRB”), and they may do so in the future. We cannot predict the timing or outcome of the NLRB’s decisions on such existing matters, which we dispute and continue to defend vigorously. Any unfavorable outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees.

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

Additionally, we offer in our vehicles Autopilot and FSD features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain engaged. We are continuing to develop our FSD technology with the goal of achieving full self-driving capability in the future. There is a variety of international, federal and state regulations that may apply to self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, any of which could adversely affect our business.

Moreover, as a manufacturer and installer of solar generation and energy storage systems and a supplier of electricity generated and stored by the solar energy and energy storage systems we install for customers, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electric grid, and the sale of electricity generated by third-party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by our customers with their solar energy systems, charge fees and penalties to our customers relating to the purchase of energy other than from the grid, adjust electricity rate designs such that the price of our solar products may not be competitive with that of electricity from the grid, restrict us and our customers from transacting under our PPAs or qualifying for government incentives and benefits that apply to solar power, and limit or eliminate net energy metering. If such regulations and policies are adopted, or if other regulations and policies that adversely impact the interconnection or use of our solar and energy storage systems are introduced, they could deter potential customers from purchasing our solar and energy storage products, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and operations in the relevant jurisdictions, which could harm our business, prospects, financial condition and results of operations.

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

We expect our period-to-period financial results to vary based on our operating costs, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products and increase production capacity by expanding our current manufacturing facilities and adding future facilities, such as Gigafactory Shanghai, may not be consistent or linear between periods. Additionally, our revenues from period-to-period may fluctuate as we introduce existing products to new markets for the first time and as we develop and introduce new products.  As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

Servicing our indebtedness requires a significant amount of cash, and there is no guarantee that we will have sufficient cash flow from our business to pay our substantial indebtedness.

As of June 30, 2019, we and our subsidiaries had outstanding $12.16 billion in aggregate principal amount of indebtedness (see Note 11, Long-Term Debt Obligations, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Pursuant to their terms, holders of our 1.25% Convertible Senior Notes due 2021, 2.375% Convertible Senior Notes due 2022 and 2.00% Convertible Senior Notes due 2024 (together, the “Tesla Convertible Notes”) may convert their respective Tesla Convertible Notes at their option prior to the scheduled maturities of the respective Tesla Convertible Notes under certain circumstances. Upon conversion of the applicable Tesla Convertible Notes, we will be obligated to deliver cash and/or shares in respect of the principal amounts thereof and the conversion value in excess of such principal amounts on such Tesla Convertible Notes. Moreover, our subsidiary’s 1.625% Convertible Senior Notes due 2019 and Zero-Coupon Convertible Senior Notes due 2020 (together, the “Subsidiary Convertible Notes”) are convertible into shares of our common stock at conversion prices ranging from $300.00 to $759.36 per share. Finally, holders of the Tesla Convertible Notes and the Subsidiary Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date.

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

The design, manufacture, sale, installation and/or servicing of automobiles, energy storage products and solar products is a capital intensive business, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles, energy storage products and/or solar products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We need sufficient capital to fund our ongoing operations, ramp vehicle production, continue research and development projects for new products, continue to develop our main projects including further capacity expansion and automation for our current Model 3 production, Gigafactory Shanghai, Model Y and Tesla Semi, as well as further expand our Supercharger and vehicle service and repair networks. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

We are cooperating with certain government investigations as discussed in Note 15, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. To our knowledge, no government agency in any ongoing investigation has concluded that any wrongdoing occurred. However, we cannot predict the outcome or impact of any ongoing matters, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC, the DOJ, or any other government agency were to pursue legal action in the future. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings.

For example, on October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the Court on September 29, 2018, in connection with the actions taken by the SEC relating to Mr. Musk’s statement on August 7, 2018 that he was considering taking Tesla private. Pursuant to the settlement, we, among other things, paid a civil penalty of $20 million, appointed an independent director as the Chair of the Board, appointed two additional independent directors to our board of directors, and made further enhancements to our disclosure controls and other corporate governance-related matters. On April 26, 2019, this settlement was amended to clarify certain of the previously-agreed disclosure procedures, which was subsequently approved by the Court. All other terms of the prior settlement were reaffirmed without modification. Although we intend to continue to comply with the terms and requirements of the settlement, if there is a lack of compliance or an alleged lack of compliance, additional enforcement actions or other legal proceedings may be instituted against us.

If we update or discontinue the use of our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of any equipment to be retired as a result of any such update, and the resulting acceleration in our depreciation could negatively affect our financial results.

We have invested and expect to continue to invest significantly in what we believe is state of the art tooling, machinery and other manufacturing equipment for our various product lines, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing process with cutting-edge equipment more quickly than expected. Moreover, we are continually implementing learnings as our engineering and manufacturing expertise and efficiency increase, which may result in our ability to manufacture our products using less of our currently installed equipment. Alternatively, as we ramp and mature the production of our products to higher levels, our learnings may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results.

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, Japanese yen, Canadian dollar, Chinese yuan and Norwegian krone. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results could be adversely affected.

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

Others, including our competitors, may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, the holders of such intellectual property rights may assert their rights and urge us to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. While we endeavor to obtain and protect the intellectual property rights that we expect will allow us to retain or advance our strategic initiatives, there can be no assurance that we will be able to adequately identify and protect the portions of intellectual property that are strategic to our business, or mitigate the risk of potential suits or other legal demands by our competitors. Accordingly, we may consider the entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses could significantly increase our operating expenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

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

Our corporate headquarters, the Tesla Factory and Gigafactory 1 are located in seismically active regions in Northern California and Nevada, and our Gigafactory Shanghai is located in a flood-prone area. If major disasters such as earthquakes, floods or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

Risks Related to the Ownership of Our Common Stock

The trading price of our common stock is likely to continue to be volatile.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $387.46 per share and a low of $176.99 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Moreover, stockholder litigation like this has been filed against us in the past. While we are continuing to defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We may provide from time to time guidance regarding our expected financial and business performance, which may include projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new product manufacturing ramps. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

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

Elon Musk has pledged shares of our common stock to secure certain bank borrowings. If Mr. Musk were forced to sell these shares in order to satisfy his loan obligations, such sales could cause our stock price to decline.

Certain banking institutions have made extensions of credit to Elon Musk, our Chief Executive Officer, a portion of which was used to purchase shares of common stock in certain of our public offerings and private placements at the same prices offered to third party participants in such offerings and placements. We are not a party to these loans, which are partially secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk. If the price of our common stock were to decline substantially, Mr. Musk may be forced by one or more of the banking institutions to sell shares of Tesla common stock to satisfy his loan obligations if he could not do so through other means. Any such sales could cause the price of our common stock to decline further.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As announced on July 24, 2019, J.B. Straubel is departing from his position as our Chief Technical Officer. Mr. Straubel intends to continue to serve at Tesla in a senior advisor capacity.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Fifth Supplemental Indenture, dated as of May 7, 2019, by and between Tesla, Inc. and U.S. Bank National Association, related to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	4.2	May 8, 2019

10.1†	Letter of Consent, dated as of June 14, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank AG, New York Branch, as Administrative Agent, and the Group Agents party thereto, in respect of the Loan and Security Agreement, dated as of August 17, 2017 and as amended from time to time, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, and the Lenders, Group Agents and Administrative Agent from time to time party thereto.	—	—	—	—	X

10.2†	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	—	—	—	—	X

10.3†	Amended and Restated Factory Lease, executed as of March 26, 2019, by and between Tesla, Inc. and Panasonic Energy of North America, a division of Panasonic Corporation of North America, as tenant.	—	—	—	—	X

10.4*	Tesla, Inc. 2019 Equity Incentive Plan.	S-8	333-232079	4.2	June 12, 2019

10.5*	Form of Stock Option Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.3	June 12, 2019

10.6*	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.4	June 12, 2019

10.7*	Tesla, Inc. 2019 Employee Stock Purchase Plan.	S-8	333-232079	4.5	June 12, 2019

10.8	Form of Call Option Confirmation related to 2.00% Convertible Senior Notes Due May 15, 2024.	8-K	001-34756	10.1	May 3, 2019

10.9	Form of Warrant Confirmation related to 2.00% Convertible Senior Notes Due May 15, 2024.	8-K	001-34756	10.2	May 3, 2019

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.	—	—	—	—	X

32.1**	Section 1350 Certifications	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tesla, Inc.

Date: July 28, 2019	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)