Form 10-K/A
period 2019-12-31
Tesla, Inc.
filed 2020-04-28
CIK 1318605

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

EXPLANATORY NOTE

On February 13, 2020, Tesla, Inc. (“Tesla,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

We currently expect that our definitive proxy statement for the 2020 annual meeting of stockholders will be filed in May 2020, which is later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•

file new certifications of our principal executive officers and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

TESLA, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2019

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Background and Qualifications

The names of the members of Tesla’s Board of Directors (the “Board”), their respective ages, their positions with Tesla and other biographical information as of April 23, 2020 are set forth below. Except for Messrs. Elon Musk, our Chief Executive Officer and a director, and Kimbal Musk, a director, who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Chair of the Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Disclosure Controls Committee
Elon Musk	48
Robyn Denholm	56	X	X	X	X	X
Ira Ehrenpreis	51			X	X
Lawrence J. Ellison	75
Antonio Gracias(1)	49		X
Stephen Jurvetson(2)	53		X			X
Hiromichi Mizuno	54		X
James Murdoch	47		X		X	X
Kimbal Musk	47
Kathleen Wilson-Thompson	52			X	X	X

(1)	Mr. Gracias will not stand for re-election when his current term expires at the 2021 annual meeting of stockholders.
(2)	Mr. Jurvetson will not stand for re-election when his current term expires at the 2020 annual meeting of stockholders.

Elon Musk has served as our Chief Executive Officer since October 2008 and as a member of the Board since April 2004. Mr. Musk has also served as Chief Executive Officer, Chief Technology Officer and Chairman of Space Exploration Technologies Corporation, an advanced rocket and spacecraft manufacturing and services company (“SpaceX”), since May 2002, and served as Chairman of the Board of SolarCity Corporation, a solar installation company (“SolarCity”), from July 2006 until its acquisition by us in November 2016. Mr. Musk is also a founder of The Boring Company, an infrastructure company, and of Neuralink Corp., a company focused on developing brain-machine interfaces. Prior to SpaceX, Mr. Musk co-founded PayPal, an electronic payment system, which was acquired by eBay in October 2002, and Zip2 Corporation, a provider of Internet enterprise software and services, which was acquired by Compaq in March 1999. Mr. Musk holds a B.A. in physics from the University of Pennsylvania and a B.S. in business from the Wharton School of the University of Pennsylvania.

We believe that Mr. Musk possesses specific attributes that qualify him to serve as a member of the Board, including the perspective and experience he brings as our Chief Executive Officer, one of our founders and our largest stockholder, which brings historic knowledge, operational expertise and continuity to the Board.

Robyn Denholm has been a member of the Board since August 2014 and its Chair since November 2018. From October 2018 to June 2019, Ms. Denholm was Chief Financial Officer and Head of Strategy of Telstra Corporation Limited, a telecommunications company, where she also served as its Chief Operations Officer from January 2017 to October 2018. Prior to Telstra, from August 2007 to July 2016, Ms. Denholm was with Juniper Networks, Inc., a manufacturer of networking equipment, serving in executive roles including Executive Vice President, Chief Financial Officer and Chief Operations Officer. Prior to joining Juniper Networks, Ms. Denholm served in various executive roles at Sun Microsystems, Inc. from January 1996 to August 2007. Ms. Denholm also served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm previously served as a director of ABB Ltd. from 2016 to 2017 and of Echelon Corporation Inc. from 2008 to 2013. Ms. Denholm is a member of the Australian Institute of Company Directors and a Fellow of the Institute of Chartered Accountants of Australia, and holds a Bachelor’s degree in Economics from the University of Sydney and a Master’s degree in Commerce from the University of New South Wales.

We believe that Ms. Denholm possesses specific attributes that qualify her to serve as a member of the Board and as its Chair as well as the chair of each of our Audit Committee and Disclosure Controls Committee, such as her executive leadership experience and her financial and accounting expertise with international companies, including in the technology and automotive industries.

Ira Ehrenpreis has been a member of the Board since May 2007. Mr. Ehrenpreis has been a venture capitalist since 1996. He is founder and managing member of DBL Partners, a leading impact investing venture capital firm formed in 2015, and previously led the Energy Innovation practice at Technology Partners. In the venture capital industry, Mr. Ehrenpreis has served on the Board, Executive Committee, and as Annual Meeting Chairman of the National Venture Capital Association (NVCA). Mr. Ehrenpreis currently serves as the President of the Western Association of Venture Capitalists (WAVC) and as the Chairman of the VCNetwork, the largest and most active California venture capital organization. In the Cleantech sector, he has served on several industry boards, including the American Council on Renewable Energy and the Cleantech Venture Network (Past Chairman of Advisory Board), as the Chairman of the Clean-Tech Investor Summit for nine years, and on the Stanford Precourt Institute for Energy (PIE) Advisory Council. Mr. Ehrenpreis also serves as Chairman of the World Energy Innovation Forum. Mr. Ehrenpreis was recently awarded the 2018 NACD Directorship 100 for his influential leadership in the boardroom and corporate governance community. Mr. Ehrenpreis holds a B.A. from the University of California, Los Angeles and a J.D. and M.B.A. from Stanford University.

We believe that Mr. Ehrenpreis possesses specific attributes that qualify him to serve as a member of the Board and to serve as chair of each of our Nominating and Corporate Governance Committee and our Compensation Committee, including his experience in the Cleantech and venture capital industries.

Lawrence J. Ellison has been a member of the Board since December 2018. Mr. Ellison is the founder of Oracle Corporation, a software and technology company, has served as its Chief Technical Officer since September 2014 and previously served as its Chief Executive Officer from June 1977 to September 2014. Mr. Ellison has also served on Oracle’s board of directors since June 1977, including as its Chairman since September 2014 and previously from May 1995 to January 2004.

We believe that Mr. Ellison possesses specific attributes that qualify him to serve as a member of the Board, including his long-term leadership of one of the most successful technology companies in the world and experience with technology product development and strategy.

Antonio Gracias has been a member of the Board since May 2007 and served as our Lead Independent Director from September 2010 to April 2019. Since 2003, Mr. Gracias has been Chief Executive Officer of Valor Management LLC, a private equity firm. Mr. Gracias is a director of SpaceX, and was a director of SolarCity until its acquisition by us in November 2016. Mr. Gracias holds a joint B.S. and M.S. degree in international finance and economics from the Georgetown University School of Foreign Service and a J.D. from the University of Chicago Law School.

We believe that Mr. Gracias possesses specific attributes that qualify him to serve as a member of the Board, including his management experience with a nationally recognized private equity firm and his operations management and supply chain optimization expertise.

Mr. Gracias will not stand for re-election when his current term expires at Tesla’s 2021 annual meeting of stockholders.

Stephen Jurvetson has been a member of the Board since June 2009, and was on a leave of absence from the Board from November 2017 to April 2019. Mr. Jurvetson is a co-founder of Future Ventures, a venture capital firm, and previously was a Managing Director of Draper Fisher Jurvetson, a venture capital firm, from 1995 to 2017. Mr. Jurvetson is a director of SpaceX. Mr. Jurvetson holds B.S. and M.S. degrees in electrical engineering from Stanford University and an M.B.A. from the Stanford Business School.

We believe that Mr. Jurvetson possesses specific attributes that qualify him to serve as a member of the Board, including his experience in the venture capital industry and his years of business and leadership experience.

Mr. Jurvetson will not stand for re-election when his current term expires at Tesla’s 2020 annual meeting of stockholders.

Hiromichi Mizuno has been a member of the Board since April 2020. From January 2015 to March 2020, Mr. Mizuno was Executive Managing Director and Chief Investment Officer of Japan’s Government Pension Investment Fund, the largest pension fund in the world. Previously, Mr. Mizuno was a partner at Coller Capital, a private equity firm, from 2003. In addition to being a career-long finance and investment professional, Mr. Mizuno is a member of numerous business and government advisory boards, including the board of the PRI, an investor initiative to promote responsible investment in partnership with the United Nations, the World Economic Forum’s Global Future Council, and the Japanese government’s strategic fund integrated advisory board. Mr. Mizuno holds a B.A. in Law from Osaka City University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

We believe that Mr. Mizuno possesses specific attributes that qualify him to serve as a member of the Board, including his deep understanding of international economics, financial markets, and government policies.

James Murdoch has been a member of the Board since July 2017. Mr. Murdoch has been the Chief Executive Officer of Lupa Systems, a private investment company that he founded, since March 2019. Previously, Mr. Murdoch held a number of leadership roles at Twenty-First Century Fox, Inc., a media company (“21CF”), over two decades, including its Chief Executive Officer from 2015 to March 2019, its Co-Chief Operating Officer from 2014 to 2015, its Deputy Chief Operating Officer and Chairman and Chief Executive Officer, International from 2011 to 2014 and its Chairman and Chief Executive, Europe and Asia from 2007 to 2011. Previously, he served as the Chief Executive Officer of Sky plc from 2003 to 2007, and as the Chairman and Chief Executive Officer of STAR Group Limited, a subsidiary of 21CF, from 2000 to 2003. Mr. Murdoch also serves on the board of News Corporation, and formerly served on the boards of 21CF from 2017 to March 2019, of Sky plc from 2016 to 2018, of GlaxoSmithKline plc from 2009 to 2012 and of Sotheby’s from 2010 to 2012.

We believe that Mr. Murdoch possesses specific attributes that qualify him to serve as a member of the Board, including his lengthy executive and board experience across numerous companies, extensive knowledge of international markets and strategies, and experience with the adoption of new technologies.

Kimbal Musk has been a member of the Board since April 2004. Mr. Musk is a co-founder of The Kitchen, a growing family of businesses with the goal of providing all Americans with access to real food, and has also served as its Chief Executive Officer since its founding in 2004. In 2010, Mr. Musk became the Executive Director of Big Green (formerly The Kitchen Community), a non-profit organization that creates learning gardens in schools across the United States. Mr. Musk also co-founded Square Roots, an urban farming incubator program, in 2016. Previously, Mr. Musk was a co-founder of Zip2 Corporation, a provider of enterprise software and services, which was acquired by Compaq in March 1999. From 2012 to 2015, Mr. Musk was a director of the Anschutz Health and Wellness Center, a facility at the University of Colorado School of Medicine providing research, education and wellness services with the goal of achieving healthier lifestyles. Mr. Musk is a director of SpaceX, and was a director of Chipotle Mexican Grill, Inc. from 2013 to 2019. Mr. Musk holds a B. Comm. in business from Queen’s University and is a graduate of The French Culinary Institute in New York City.

We believe that Mr. Musk possesses specific attributes that qualify him to serve as a member of the Board, including his business experience in retail and consumer markets, his experience on the Board, and his experience with technology companies.

Kathleen Wilson-Thompson has been a member of the Board since December 2018. Ms. Wilson-Thompson has served as Executive Vice President and Global Chief Human Resources Officer of Walgreens Boots Alliance, Inc., a global pharmacy and wellbeing company, since December 2014, and previously served as Senior Vice President and Chief Human Resources Officer from January 2010 to December 2014. Prior to Walgreens, Ms. Wilson-Thompson held various legal and operational roles at The Kellogg Company, a food manufacturing company, from July 2005 to December 2009, including most recently as its Senior Vice President, Global Human Resources. Ms. Wilson-Thompson also serves on the board of directors of Ashland Global Holdings Inc. and served on the board of directors of Vulcan Materials Company from 2009 to 2018. Ms. Wilson-Thompson holds an A.B. in English Literature from the University of Michigan and a J.D. and L.L.M. (Corporate and Finance Law) from Wayne State University.

We believe that Ms. Wilson-Thompson possesses specific attributes that qualify her to serve as a member of the Board, including her executive and board experience with both consumer-focused and industrial companies, as well as her expertise in managing human resources and other operations at mature companies with large workforces.

Additional Board Information

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the court on September 29, 2018, in connection with the actions taken by the SEC relating to Elon Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. On April 26, 2019, this settlement was amended to clarify certain of its terms, which was subsequently approved by the Court. Mr. Musk did not admit or deny any of the SEC’s allegations, and there is no restriction on Mr. Musk’s ability to serve as an officer or director on the Board (other than as its Chair for a specified time).

Audit Committee

The Board has four standing committees comprised solely of independent directors—the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Disclosure Controls Committee. The Audit Committee, which has been established in accordance with Section 3(a)(58) of the Exchange Act, currently consists of Robyn Denholm, Antonio Gracias, Stephen Jurvetson, Hiromichi Mizuno, and James Murdoch, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The NASDAQ Stock Market LLC (“NASDAQ”). Ms. Denholm is the chair of the Audit Committee. The Board has determined that Ms. Denholm is an “audit committee financial expert” as defined in the rules of the SEC.

Executive Officers

The names of Tesla’s executive officers, their ages, their positions with Tesla and other biographical information as of April 23, 2020, are set forth below. Except for Messrs. Elon Musk and Kimbal Musk who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Elon Musk	48	Chief Executive Officer
Zachary Kirkhorn	35	Chief Financial Officer
Jerome Guillen	47	President, Automotive
Andrew Baglino	39	Senior Vice President, Powertrain and Energy Engineering

Elon Musk. For a brief biography of Mr. Musk, see “Board of Directors—Background and Qualifications” under this Item 10 above.

Zachary Kirkhorn has served as our Chief Financial Officer since March 2019. Previously, Mr. Kirkhorn served in various finance positions continuously since joining Tesla in March 2010, other than between August 2011 and June 2013 during which he attended business school, including most recently as Vice President, Finance, Financial Planning and Business Operations from December 2018 to March 2019. Mr. Kirkhorn holds dual B.S.E. degrees in economics and mechanical engineering and applied mechanics from the University of Pennsylvania and an M.B.A. from Harvard University.

Jerome Guillen has served as our President of Automotive since September 2018 and previously served as our Vice President, Trucks and Other Programs from January 2016 to September 2018, our Vice President, Worldwide Sales & Service from April 2013 to August 2015 and our Model S Program Director from November 2010 to April 2013. Prior to joining us, Mr. Guillen served as Director, Business Innovation at Daimler AG, an automobile manufacturer, from September 2007 to November 2010. Mr. Guillen also served as Director, New Product Development at Freightliner LLC, a manufacturer of trucks and heavy duty vehicles, from September 2002 to September 2007. Mr. Guillen holds a PhD in mechanical engineering from the University of Michigan, in addition to a dual degree in energy technologies from Escuela Tecnica Superior de Ingenieros Industriales in Madrid and in mechanical engineering from Ecole Nationale Superieure de Techniques Avancees in Paris.

Andrew Baglino has served as our Senior Vice President, Powertrain and Energy Engineering since October 2019. Previously, Mr. Baglino served in various engineering positions continuously since joining Tesla in March 2006. Mr. Baglino holds a B.S. in electrical engineering from Stanford University.

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, Tesla’s directors, executive officers and any persons holding more than 10% of the Tesla’s common stock are required to report initial ownership of the Tesla common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and Tesla is required to disclose in this Amendment any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, Tesla is aware of no late Section 16(a) filings other than a late Form 4 filed by each of Lawrence J. Ellison and Kathleen Wilson-Thompson reporting an automatic stock option grant in June 2019 for their Board service, due to an administrative delay by Tesla.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

The Board sets high standards for Tesla’s workforce, officers and directors. Tesla is committed to establishing an operating framework that exercises appropriate oversight of responsibilities at all levels throughout the Company and managing its affairs in a manner consistent with rigorous principles of business ethics. Accordingly, Tesla has adopted a Code of Business Conduct and Ethics, which is applicable to Tesla and its subsidiaries’ directors, officers and personnel. Tesla has also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws, and charters of the standing committees of the Board, form the framework for Tesla’s corporate governance. The Code of Business Conduct and Ethics and the Corporate Governance Guidelines are each available on Tesla’s website at: http://ir.tesla.com/corporate-governance/highlights. Tesla will disclose on its website any amendment to the Code of Business Conduct and Ethics, as well as any waivers of the Code of Business Conduct and Ethics, that are required to be disclosed by the rules of the SEC or NASDAQ.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2019 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2019 of (i) our principal executive officer, (ii) our principal financial officer, (iii) our former principal financial officer who served in such capacity until March 2019, and (iv) the two most highly compensated persons, other than our principal executive officer and principal financial officer, who were serving as executive officers at the end of our fiscal year ended December 31, 2019 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended December 31, 2019. Our named executive officers for fiscal year 2019 were:

Name	Position
Elon Musk	Chief Executive Officer
Zachary Kirkhorn	Chief Financial Officer
Jerome Guillen	President, Automotive
Andrew Baglino	Senior Vice President, Powertrain and Energy Engineering
Deepak Ahuja	Former Chief Financial Officer

Mr. Ahuja transitioned from his previous role as Chief Financial Officer effective March 2019.

Compensation Philosophy

As the world’s first vertically integrated sustainable energy company, our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture and sell high-performance, fully electric vehicles and energy generation and storage systems, and also install and maintain such energy systems and sell solar electricity. To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program and philosophy, to attract, retain and incentivize talented, deeply qualified and committed executive officers who share our philosophy and desire to work toward these goals. We believe compensation incentives for executive officers should promote the success of our company and motivate them to pursue corporate objectives. We have put an emphasis on structuring compensation incentives so as to reward clear, easily measured performance goals that closely align their incentives with the long-term interests of our stockholders. Further, we have sought to harmonize the compensation structures of our other employees to conform to our overall compensation philosophy.

Our current compensation programs reflect our startup origins in that they consist primarily of salary and equity awards. Consistent with our historical compensation philosophy, we do not currently provide an annual cash bonus program or any severance provisions for continued cash payments or other benefits upon termination of employment with us.

As our needs evolve, we intend to continue to evaluate our philosophy and compensation programs as circumstances require, and, at a minimum, the Compensation Committee will review executive compensation annually. We may from time to time make new equity awards and adjustments to the components of our executive compensation program in connection with our periodic compensation review.

Key Factors in Determining Executive Compensation

Role of Compensation Committee in Executive Compensation

The Compensation Committee has overall responsibility for recommending to the Board the compensation of our Chief Executive Officer and determining the compensation of our other executive officers. Members of the Compensation Committee are appointed by the Board. Currently, the Compensation Committee consists of three members of the Board: Ira Ehrenpreis (Chair), Robyn Denholm, and Kathleen Wilson-Thompson, none of whom is an executive officer of Tesla, and each of whom qualifies as (i) an “independent director” under the NASDAQ Stock Market Rules and (ii) an “outside director” under Section 162(m) of the Internal Revenue Code (the “Code”).

Role of Compensation Consultants

The Compensation Committee has the authority to engage the services of outside consultants to assist in making decisions regarding the establishment of Tesla’s compensation programs and philosophy. No such consultants were engaged by the Compensation Committee or Tesla specifically with respect to executive or director compensation during 2019.

Role of Executive Officers in Compensation Decisions

Historically, for executive officers other than our Chief Executive Officer, the Compensation Committee has sought and considered input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer recommends base salary increases and equity award levels for our senior personnel, and advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. These recommendations reflect compensation levels that our Chief Executive Officer believes are qualitatively commensurate with an executive officer’s individual qualifications, experience, responsibility level, functional role, knowledge, skills, and individual performance, as well as Tesla’s performance. The Compensation Committee considers our Chief Executive Officer’s recommendations, but ultimately determines compensation in its judgment, and approves the specific compensation for all of our executive officers (other than for our Chief Executive Officer, which is approved by the Board). All such compensation determinations by our Compensation Committee are largely discretionary.

The Compensation Committee meets regularly in executive session. Our Chief Executive Officer is not present during Compensation Committee deliberations or votes on his compensation and also recuses himself from sessions of the Board where the Board acts on the Compensation Committee’s recommendations regarding his compensation. In addition, the Board has established a management committee under the Tesla, Inc. 2019 Equity Incentive Plan (the “Equity Award Committee”) to grant and administer equity awards, subject to certain maximum limits on the seniority of personnel to whom the Equity Award Committee may grant awards and the value of any individual award. For example, the Equity Award Committee is not authorized to grant awards to executive officer-level employees. Moreover, pursuant to applicable law, the Equity Award Committee may not grant awards to its members, and the number of shares of our common stock underlying awards granted by it may not exceed amounts determined by the Board from time to time. The Board has delegated to the Compensation Committee oversight authority over the Equity Award Committee.

Role of Stockholder Say-on-Pay Votes

At the 2011, 2014 and 2017 annual meetings of our stockholders, we held triennial stockholder advisory “say-on-pay” votes on the compensation of our named executive officers for the 2010, 2013 and 2016 fiscal years, respectively. Each time, our stockholders overwhelmingly approved the compensation of our named executive officers, with over 94% of our stockholder votes cast in favor of our compensation policies for our named executive officers. Given these results, and following consideration of them, the Compensation Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. Moreover, we are required to hold a vote at least every six years regarding how often to hold a stockholder advisory vote on the compensation of our named executive officers. We held our most recent such vote at the 2017 annual meeting of stockholders, at which our stockholders indicated a preference for a triennial vote. Consequently, the Board determined that we will hold a triennial stockholder advisory vote on the compensation of our named executive officers until they consider the results of our next say-on-pay frequency vote, which will be held at the 2023 annual meeting of stockholders.

Clawback Policy

Our Corporate Governance Guidelines sets forth a compensation recovery (“clawback”) policy with respect to any annual incentive payment or long-term incentive payment that may be received by an executive officer, where such payment would be predicated upon achieving certain financial results that were subsequently the subject of a restatement of our financial statements, and a lower payment would have been made to the executive based upon the restated financial results. In such case, the Board has the authority to seek to recover from the executive officer the amount by which such officer’s incentive payments for the relevant period exceeded the lower payment that would have been made based on the restated financial results.

Moreover, the terms of the performance-based stock option award granted to Elon Musk in January 2018 (the “2018 CEO Performance Award”) include a clawback provision in the event of a restatement of our financial statements previously filed with the SEC. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 below.

Current Elements of Named Executive Officer Compensation

Overview and Fiscal Year 2019 Company Highlights

Our current executive compensation program, which was developed and approved by the Compensation Committee, generally consists of base salary, equity-based incentives and other benefits. We combine these elements in order to formulate compensation packages that provide competitive pay and align the interests of our named executive officers with long-term stockholder interests by rewarding the achievement of financial, operational and strategic objectives. In 2019, Tesla’s accomplishments under our executive leadership included the following:

•	Total revenues of $24.6 billion, a year-over-year increase of approximately 15%;
•	Year-end cash and cash equivalents balance of $6.3 billion, an approximately 70% increase from the end of 2018;
•	Annual vehicle delivery and production records of 367,656 and 365,232 total vehicles, representing year-over-year increases of approximately 50% and 43%, respectively;
•	1.65 gigawatt hours of energy storage deployed in 2019, more than the aggregate of all prior years combined;
•

The beginning of the next phase of our global growth with the commencement of Model 3 production at Gigafactory Shanghai in China, less than 10 months from breaking ground, and the selection of a site for a Gigafactory in Berlin, Germany; and

•	The unveiling of Model Y and Cybertruck, the former of which we have recently commenced deliveries in the first quarter of 2020, and the launch of the third generation of Solar Roof.

Base Salary

The Compensation Committee is responsible for reviewing our Chief Executive Officer’s and other executive officers’ base salaries. The base salaries of all executive officers are reviewed annually and adjusted when necessary to reflect individual roles, performance and the competitive market. Because we typically do not provide cash bonuses to our executive officers, salary is the primary cash-based element of our executive officers’ compensation structure.

The following table sets forth information regarding the annualized base salary rates at the end of 2019 for our named executive officers:

Named Executive Officer	Ending Fiscal 2019 Base Salary($)(1)
Elon Musk	—	(2)
Zachary Kirkhorn	275,000
Jerome Guillen	300,000
Andrew Baglino	300,000
Deepak Ahuja	—	(3)

(1)	Reflects an annualized rate assuming 52 weeks each comprised of five work days.
(2)

Mr. Musk historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(3)	Mr. Ahuja transitioned from his role as Chief Financial Officer effective March 2019.

Commencing in April 2020, the base salaries of our named executive officers were reduced by 30%. This reduction is part of a company-wide reduction (subject to applicable laws) for salaried employees, which is intended to be a proactive and temporary response to current global market conditions. The rate of reduction in base salary for our vice president-level and higher employees, including our named executive officers, is higher than those applicable to all other salaried employees.

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. Our equity-based incentives have historically been granted in the form of options to purchase shares of our common stock and restricted stock unit awards that are settled in shares of our common stock upon vesting, and we have granted to our named executive officers both awards that vest over a long-term period and awards that vest only upon the achievement of specified Tesla performance milestones, in each case subject to continued service. We believe that equity awards more closely align the interests of our named executive officers with our stockholders, provide our named executive officers with incentives linked to long-term performance, and create an ownership culture. In addition, the vesting features of our equity awards contribute to executive retention because these features provide an incentive to our named executive officers to remain in our employ during the scheduled vesting periods or until the achievement of the applicable performance milestones, which are expected to be achieved over the medium- to long-term. To date, we have not had an established set of criteria for granting equity awards; instead, the Compensation Committee exercises its judgment and discretion, in consultation with our Chief Executive Officer and from time to time, a compensation consultant. The Compensation Committee considers, among other things, the role and responsibility of the named executive officer, competitive factors, the amount of stock-based equity compensation already held by the named executive officer, and the cash-based compensation received by the named executive officer, to determine the level and types of equity awards that it approves.

The Compensation Committee meets periodically, including to approve equity award grants to our executives from time to time. We do not have, nor do we plan to establish, any program, plan, or practice to time equity award grants in coordination with releasing material non-public information. We generally grant one-time new hire equity awards to our employees upon their commencement of employment with us, or upon their promotion to new positions. Additionally, as part of our ongoing executive compensation review and alignment process, we periodically grant equity awards to our executives. For example, during 2019 we granted a promotion award to Zachary Kirkhorn in connection with his promotion to Chief Financial Officer, and equity awards to certain of our named executive officers pursuant to our executive compensation review and alignment process. For details on such grants, see “Grants of Plan-Based Awards in 2019” under this Item 11 below.

Severance and Change in Control Benefits

No named executive officer has a severance or change in control arrangement with Tesla, other than the vesting of the 2018 CEO Performance Award based solely upon the achievement of market capitalization milestones as measured at the time of a change in control of Tesla. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” and “Potential Payments Upon Termination or Change in Control” under this Item 11 below.

Bonus

We do not currently have or have planned, and we typically have not historically entered into, any specific arrangements with our named executive officers providing for cash-based bonus awards.

Non-Equity Incentive Plan Compensation

We did not provide any non-equity incentive plan compensation to any of our named executive officers in 2019, and we do not currently have or have planned any specific arrangements with our named executive officers providing for non-equity incentive plan compensation.

Perquisites

Generally, we do not provide any perquisites or other personal benefits to our named executive officers except in certain limited circumstances.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

•	health, dental and vision insurance;
•	life insurance and accidental death and dismemberment insurance;
•	a Section 401(k) plan for which no match by Tesla is provided;
•	an employee stock purchase plan;
•	short-and long-term disability insurance;
•	medical and dependent care flexible spending account; and
•	a health savings account.

Chief Executive Officer Compensation

Overview

Historically, in developing compensation recommendations for our Chief Executive Officer, the Compensation Committee has sought both to appropriately reward our Chief Executive Officer’s previous and current contributions and to create incentives for our Chief Executive Officer to continue to contribute significantly to successful results in the future. Each of the 2018 CEO Performance Award and the performance-based stock option award granted to our Chief Executive Officer in August 2012 (the “2012 CEO Performance Award”) is focused on this latter objective, as it solely rewards future performance.

In addition to serving as our Chief Executive Officer since October 2008, Elon Musk has contributed significantly and actively to us since our earliest days in April 2004 by recruiting executives and engineers, contributing to vehicle engineering and design, raising capital for us and bringing investors to us, and raising public awareness of Tesla.

Cash Compensation

Mr. Musk historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

Historical Equity Compensation

Prior to stock option awards made in December 2009, Mr. Musk did not receive any equity compensation for his services for a period of five years.

In 2010 and 2011, Mr. Musk did not receive any equity grants, because the Compensation Committee believed his existing grants made in December 2009 already provided sufficient motivation for Mr. Musk to perform his duties as Chief Executive Officer.

In August 2012, to create incentives for continued long-term success from the then-recently launched Model S program as well as from Tesla’s then-planned Model X and Model 3 programs, and to further align executive compensation with increases in stockholder value, the Board granted to Mr. Musk the 2012 CEO Performance Award, comprised of a stock option award to purchase 5,274,901 shares of Tesla’s common stock, representing 5% of Tesla’s total issued and outstanding shares at the time of grant. The 2012 CEO Performance Award consists of 10 equal vesting tranches, each requiring that Tesla meet a combination of (i) the achievement of a specified operational milestone relating to development of Model X or Model 3, aggregate vehicle production, or a gross margin target, and (ii) a sustained incremental $4 billion increase in Tesla’s market capitalization from $3.2 billion, Tesla’s market capitalization at the time of grant. The market capitalization conditions for all of the 10 vesting tranches and 9 of the 10 operational milestones have been achieved, and therefore 9 of 10 tranches under the 2012 CEO Performance Award have vested. As of the date of this filing, only one operational milestone, requiring gross margin of 30% or more for four consecutive quarters, has not been achieved and remains outstanding.

Prior to 2018, the only additional equity awards received by Mr. Musk related to certain immaterial awards granted during 2013 pursuant to a patent incentive program that was available to our employees generally.

2018 CEO Performance Award

Early in 2017, with the 2012 CEO Performance Award heading to substantial completion after having helped Tesla grow its market capitalization to over $55 billion in just over five years, the independent members of the Board began preliminary discussions regarding how to continue to incentivize Mr. Musk to lead Tesla through the next phase of its development. In January 2018, following more than six months of careful analysis and development led by the Compensation Committee, with participation by every independent Board member, the help of Compensia, a national compensation consulting firm, and engagement with and feedback from our largest institutional stockholders, the Board granted the 2018 CEO Performance Award to Mr. Musk. Such grant was subject to approval by a majority of the total votes of Tesla common stock not owned by Mr. Musk or Kimbal Musk cast at a meeting of the stockholders to approve the 2018 CEO Performance Award. On March 21, 2018, such approval was obtained, with approximately 73% of the votes cast by such disinterested shares voting in favor of the 2018 CEO Performance Award.

The 2018 CEO Performance Award is comprised of a 10-year maximum term stock option to purchase 20,264,042 shares of Tesla’s common stock, divided equally among 12 separate tranches that are each equivalent to 1% of the issued and outstanding shares of Tesla’s common stock at the time of grant, at an exercise price of $350.02 per share. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board that both (i) the market capitalization milestone for such tranche, which begins at $100 billion for the first tranche and increases by increments of $50 billion thereafter, and (ii) any one of the following 8 operational milestones focused on revenue or 8 operational milestones focused on profitability, has been met:

Total Revenue* (in billions)	Adjusted EBITDA** (in billions)
$20.0	$1.5
$35.0	$3.0
$55.0	$4.5
$75.0	$6.0
$100.0	$8.0
$125.0	$10.0
$150.0	$12.0
$175.0	$14.0

*	“Revenue” means total revenues as reported in Tesla’s financial statements on Forms 10-Q or 10-K filed with the SEC for the previous four consecutive fiscal quarters.
**

“Adjusted EBITDA” means (i) net income (loss) attributable to common stockholders before (ii) interest expense, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation, as each such item is reported in Tesla’s financial statements on Forms 10-Q or 10-K filed with the SEC for the previous four consecutive fiscal quarters.

Any single operational milestone may only satisfy the vesting requirement of one tranche, together with the corresponding market capitalization milestone. Subject to any applicable clawback provisions, policies or other forfeiture terms, once a milestone is achieved, it is forever deemed achieved for determining the vesting of a tranche. Meeting more than 12 of the 16 operational milestones will not result in any additional vesting or other compensation to Mr. Musk under the 2018 CEO Performance Award. Except in a change in control situation, measurement of the market capitalization milestones will be based on both (i) a six calendar month trailing average of Tesla’s stock price as well as (ii) a 30 calendar day trailing average of Tesla’s stock price, in each case based on trading days only. Upon the consummation of certain acquisitions or split-up, spin-off or divestiture transactions, each then-unachieved market capitalization milestone and/or operational milestone will be adjusted to offset the impact of such transactions to the extent they could be considered material to the achievement of those milestones.

In establishing the Revenue and Adjusted EBITDA milestones, the Board carefully considered a variety of factors, including Tesla’s growth trajectory and internal growth plans and the historical performance of other high-growth and high-multiples companies in the technology space that have invested in new businesses and tangible assets. These benchmarks provided revenue/EBITDA to market capitalization multiples, which were then used to inform the specific operational targets that aligned with Tesla’s plans for future growth. Nevertheless, the Board considers each of the market capitalization and operational milestones to be challenging hurdles. For example, in order to meet all 12 market capitalization milestones, Tesla will have to add approximately $600 billion to its market capitalization at the time of the grant of the 2018 CEO Performance Award, and in order to satisfy all eight revenue-based operational milestones, Tesla would have to increase revenue by more than $163 billion from its annual revenue of approximately $11.8 billion in 2017, the last fiscal year completed prior to the grant of the 2018 CEO Performance Award.

In addition, Mr. Musk must continue to lead Tesla as our Chief Executive Officer or, alternatively, as our Chief Product Officer and Executive Chairman (with any other Chief Executive Officer reporting directly to him), at the time each milestone is met in order for the corresponding tranche to vest. With limited exceptions, Mr. Musk must hold any shares that he acquires upon exercise of the 2018 CEO Performance Award for at least five years post-exercise. There will be no acceleration of vesting of the 2018 CEO Performance award upon Mr. Musk’s termination, death or disability, or a change in control of Tesla. However, in a change in control situation, the achievement of the milestones will be based solely on the market capitalization milestones, with the measurement of Tesla’s market capitalization determined by the product of the total number of outstanding shares of Tesla common stock immediately before the change in control multiplied by the greater of the last closing price of a share of Tesla common stock before the effective time of the change in control or the per share price (plus the per share value of any other consideration) received by Tesla’s stockholders in the change in control.

In the event of a restatement of Tesla’s financial statements previously filed with the SEC, if a lesser portion of the 2018 CEO Performance Award would have vested based on the restated financial results, then Tesla will require forfeiture (or repayment, as applicable) of the portion of the 2018 CEO Performance Award that would not have vested based on the restated financial results (less any amounts Mr. Musk may have paid to Tesla in exercising any forfeited awards). The 2018 CEO Performance Award also will be subject, if more stringent than the foregoing, to any current or future Tesla clawback policy applicable to equity awards, provided that the policy does not discriminate solely against Mr. Musk except as required by applicable law.

As of the date of this filing, two operational milestones—relating to (i) $20.0 billion total revenue and (ii) $1.5 billion Adjusted EBITDA—have been achieved, subject to formal certification by the Board, and no market capitalization milestone has been achieved. Consequently, no shares subject to the 2018 CEO Performance Award have vested as of the date of this filing. However, if the value of Tesla’s closing stock price continues near the levels seen in late April 2020, the first market capitalization milestone of $100 billion is expected to be met during the second quarter of 2020. In such event, upon certification by our Board of Directors, the first tranche under the 2018 CEO Performance Award would vest and become exercisable, subject to Mr. Musk’s payment of the exercise price of $350.02 per share and the minimum five-year holding period generally applicable to any shares he acquires upon exercise.

Realized Compensation

For purposes of the table in “Summary Compensation Table” under this Item 11 below, we are required to report pursuant to applicable SEC rules any stock option grants to Mr. Musk at values determined as of their respective grant dates and which are driven by certain assumptions prescribed by Financial Accounting Board Accounting Standards Codification Topic 718, “Compensation–Stock Compensation” (“ASC Topic 718”). Moreover, we are required to report in “Pay Ratio Disclosure” under this Item 11 below (i) Mr. Musk’s annual total compensation, (ii) the median of the annual total compensation of all Tesla employees qualifying for this analysis, other than Mr. Musk, in each case calculated pursuant to the methodology used for the table under “Summary Compensation Table,” and (iii) the ratio of the former to the latter.

In addition, we are required to report in “2019 Option Exercises and Stock Vested” under this Item 11 below an amount for the “value realized” upon: (i) any exercise by Mr. Musk of a stock option, which is based on the difference between the market price of the underlying shares at the time of exercise and the exercise price of the stock option, and (ii) any vesting of a restricted stock unit award, based on the market price of the award at the time of vesting. Such amount is required to be reported even if Mr. Musk does not actually receive any cash from such exercise or vesting, either because he does not also sell any shares or because he sells only a number of shares sufficient to cover the related tax liabilities resulting from the exercise or vesting.

As a result, there may be a significant disconnect between what is reported as compensation for Mr. Musk in a given year in such sections and the value actually realized as compensation in that year or over a period of time.

Moreover, the vast majority of compensation in respect of past stock option grants to Mr. Musk, including the 2012 CEO Performance Award and the 2018 CEO Performance Award, were incentives for future performance and their value is realizable only if Tesla’s stock price appreciates compared to the dates of the grants, and if the Company achieves applicable vesting requirements.

To supplement the disclosures in “Summary Compensation Table,” “Pay Ratio Disclosure” and “2019 Option Exercises and Stock Vested” under this Item 11 below, we have included the following table, which shows the total realized compensation of Mr. Musk for the last three fiscal years, as well as the ratio of Mr. Musk’s realized compensation to the median of the annual total compensation of all other Tesla employees qualifying for this analysis as reported under “Pay Ratio Disclosure.” Realized compensation is not a substitute for reported compensation in evaluating our compensation structure, but we believe that realized compensation is an important factor in understanding that the value of compensation that Mr. Musk ultimately realizes is dependent on a number of additional factors, including: (i) the vesting of certain of his option awards only upon the successful achievement of a number of market capitalization increase and operational milestone targets, including milestones that have not yet been achieved under each of the 2012 CEO Performance Award and the 2018 CEO Performance Award; (ii) the fact that Mr. Musk does not receive any cash if he does not actually sell shares and thereby reduce his investment in us, and he does not receive any cash to the extent that he sells only shares sufficient to cover income taxes with respect to his awards (including stock options exercised solely to avoid their expiration in accordance with their terms); and (iii) the then-current market value of our common stock at the times at which Mr. Musk may elect to actually sell his shares.

Year	“Total Compensation” of CEO, as Reported in Summary Compensation Table Below ($)		“Value Realized on Exercise or Vesting of Awards” of CEO, as Reported in Option Exercises and Stock Vested Table Below ($)		Median Annual Total Compensation of all Qualifying Non-CEO Employees, as reported in Pay Ratio Disclosure Section Below ($)	Total CEO Realized Compensation ($)(1)(2)	Ratio of Total CEO Realized Compensation to Median Annual Total Compensation of all Qualifying Non-CEO Employees
2019	23,760	(3)	30,483,250	(4)	58,455	23,760	0.41:1
2018	2,284,044,884	(5)	—		56,163	56,380	1.00:1
2017	49,920		—		54,816	49,920	0.91:1

(1)

“Total CEO realized compensation” for a given year is defined as (i) the amounts reported for Mr. Musk in “Summary Compensation Table” under this Item 11 below under the columns “Salary,” “Bonus,” “Non‑Equity Incentive Plan Compensation” and “All Other Compensation,” plus (ii) with respect to any stock option exercised by Mr. Musk in such year in connection with which shares of stock were also sold other than to satisfy any resulting tax liability, the difference between the market price of such shares at the time of exercise and the applicable exercise price of the option, plus (iii) with respect to any restricted stock unit vested by Mr. Musk in such year in connection with which shares of stock were also sold other than automatic sales to satisfy any withholding obligations related to such vesting, the market price of such shares at the time of vesting, plus (iv) any cash actually received by Mr. Musk in respect of any shares sold to cover tax liabilities as described in (ii) and (iii) above, following the payment of such tax liabilities.

(2)	Of the amounts noted, Mr. Musk has not accepted his salary in the amounts of $23,760, $56,380, and $49,920 for 2019, 2018, and 2017, respectively.
(3)

Reflects the applicable minimum wage requirements under California law for part of 2019. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(4)

Reflects the exercise of a vested stock option award as to which Mr. Musk paid the exercise price in cash. None of the shares received upon exercise have been sold, and therefore this amount has not been received by Mr. Musk.

(5)

Includes $2,283,988,504 attributed to the 2018 CEO Performance Award, which is intended to compensate Mr. Musk over its 10-year maximum term and will become vested as to all shares subject to it only if our market capitalization increases to $650.0 billion and 12 of 16 total operational milestones are achieved during such 10-year period. Each tranche of 1/12th of the total number of shares subject to the option will become vested and exercisable each time: (i) our market capitalization increases initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than an operating milestone that previously counted towards the vesting of another tranche) is attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. This award was designed to be entirely an incentive for future performance that would take many years, if at all, to be achieved. Further, each of the requirements underlying the performance milestones was selected to be very difficult to achieve. If any options have not vested by the end of the term of the option award, they will be forfeited and Mr. Musk will not realize the value of such options. As of the date of this filing, zero market capitalization milestones have been achieved and two operational milestones have been achieved (subject to Board certification) and consequently, no shares have vested under the 2018 CEO Performance Award. Following vesting, the actual receipt of any shares by Mr. Musk will further be subject to his payment of the exercise price of $350.02 per share. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 above.

Tax and Accounting Considerations

Sections 280G and 409A. We have not provided or committed to provide any executive officer or director with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Code. Section 280G and related Code sections provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of Tesla that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an executive officer, director or service provider of certain types receives “deferred compensation” that does not meet the requirements of Section 409A.

Tax Deduction Limit. Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation greater than $1,000,000 paid in any fiscal year to certain executive officers. However, prior to the enactment of U.S. tax legislation in December 2017 (the “Tax Act”), certain types of performance-based compensation were excluded from the $1,000,000 deduction limit if specific requirements were met. Under the Tax Act, this exclusion for performance-based compensation is not available with respect to taxable years beginning after December 31, 2017, unless the compensation is pursuant to a written binding contract which was in effect on or before November 2, 2017, and which is not modified in any material respect on or after such date. Pursuant to the Tax Act, for taxable years beginning after December 31, 2017, Section 162(m) of the Code was expanded to cover additional executive officers and other employees, including the chief financial officer, so that the compensation of the chief executive officer and chief financial officer (at any time during the fiscal year), the three next most highly compensated executive officers during the taxable year and any other individual who was considered a “covered employee” for any prior taxable year that begins after 2016, will be subject to the $1,000,000 deductibility limit under Section 162(m) of the Code. Commencing with our 2018 fiscal year, to the extent that the aggregate amount of any covered officer’s salary, bonus, any amount realized from certain option exercises and vesting of restricted stock units or other equity awards, and certain other compensation amounts that are recognized as taxable income by the officer exceeds $1,000,000, we will not be entitled to a U.S. federal income tax deduction for the amount over $1,000,000 in that year, unless the compensation qualifies for the transition relief applicable to certain written binding contracts in effect on or before November 2, 2017. The Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our executive officers.

Accounting Implications. We follow ASC Topic 718 for our stock-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all stock-based compensation awards made to employees and directors based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our named executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Compensation Committee Report

The Compensation Committee oversees Tesla’s compensation programs, policies and practices. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and Tesla’s proxy statement relating to its 2020 annual meeting of stockholders.

Respectfully submitted by the members of the Compensation Committee of the Board

Ira Ehrenpreis (Chair)

Robyn Denholm

Kathleen Wilson-Thompson

Summary Compensation Table

The following table presents information concerning the total compensation of our named executive officers for each of the last three fiscal years. No disclosure is provided for fiscal years for which those persons were not named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Elon Musk	2019	23,760	(3)	—	—	—		—	—	23,760
Chief Executive Officer	2018	56,380		—	—	2,283,988,504	(4)	—	—	2,284,044,884
	2017	49,920		—	—	—		—	—	49,920
Zachary Kirkhorn	2019	276,058		—	5,019,998	15,947,901		—	—	21,243,957
Chief Financial Officer
Jerome Guillen	2019	301,154		—	—	7,965,058		—	—	8,266,212
President, Automotive	2018	301,154		—	—	17,450,897		—	—	17,752,051
Andrew Baglino	2019	301,154		—	—	4,779,080		—	—	5,080,234
SVP, Powertrain and Energy Engineering
Deepak Ahuja(5)	2019	176,870		—	—	—		—	—	176,870
Former Chief Financial	2018	501,923		—	—	5,708,430		—	—	6,210,353
Officer	2017	428,846		—	10,501,859	4,567,304		—	—	15,498,009

(1)

This column reflects the grant date fair value computed in accordance with ASC Topic 718 of the restricted stock unit awards granted to the named executive officers, which is measured on the grant date based on the closing fair market value of our common stock. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock.

(2)

This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 14, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s).

(3)

Reflects the applicable minimum wage requirements under California law for part of 2019. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(4)

Reflects the 2018 CEO Performance Award, which is intended to compensate Mr. Musk over its 10-year maximum term and will become vested as to all shares subject to it only if our market capitalization increases to $650.0 billion and 12 of 16 total operational milestones are achieved during such 10-year period. Each tranche of 1/12th of the total number of shares subject to the option will become vested and exercisable each time: (i) our market capitalization increases initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than an operating milestone that previously counted towards the vesting of another tranche) is attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. This award was designed to be entirely an incentive for future performance that would take many years, if at all, to be achieved. Further, each of the requirements underlying the performance milestones was selected to be very difficult to achieve. If any options have not vested by the end of the term of the option award, they will be forfeited and Mr. Musk will not realize the value of such options. As of the date of this filing, zero market capitalization milestones have been achieved and two operational milestones have been achieved (subject to Board certification) and consequently, no shares have vested under the 2018 CEO Performance Award. Following vesting, the actual receipt of any shares by Mr. Musk will further be subject to his payment of the exercise price of $350.02 per share. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” and “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Realized Compensation” under this Item 11 above.

(5)	Mr. Ahuja transitioned from his role as Chief Financial Officer effective March 2019.

Pay Ratio Disclosure

Tesla is committed to fair and competitive compensation for our employees. Moreover, Elon Musk, our Chief Executive Officer, has agreed to a compensation arrangement in the 2018 CEO Performance Award that is substantially tied to the appreciation of our market capitalization. Because equity awards are available to all Tesla employees, this also means that Mr. Musk’s compensation is tied to the success of Tesla employees. We are providing a ratio of (i) Mr. Musk’s 2019 annual total compensation to (ii) the median of the 2019 annual total compensation of all applicable qualifying Tesla employees other than Mr. Musk, as if all of such employees were named executive officers, in each case calculated pursuant to the disclosure requirements of “Summary Compensation Table” above.

Mr. Musk’s 2019 annual total compensation, as reported under “Summary Compensation Table,” was $23,760, and the median 2019 annual total compensation of all other qualifying employees, as determined pursuant to the methodology set forth below, was $58,455. Consequently, the applicable ratio of such amounts for 2019 was 0.41:1.

Our methodology for identifying the median of the 2019 annual total compensation for each individual other than Mr. Musk was as follows:

•

We determined that as of December 31, 2019, Tesla and all of our subsidiaries had 44,452 individuals qualifying for this analysis (full-time, part-time and temporary employees other than Mr. Musk, subject to the following bullet), of which approximately 27% were based outside of the U.S. and approximately 33% were production line employees.

•	We did not include in the population of qualifying individuals any employees of staffing agencies whose compensation is determined by such agencies.
•

We applied the requirements and assumptions required for the table under “Summary Compensation Table” above for each of such individuals as if he or she was a named executive officer to calculate the total annual compensation, including base salary or wages, performance-based commission payments, and equity awards based on their grant date fair values.

•	We converted any payment earned or paid in a foreign currency to U.S. dollar using the average of the prevailing conversion rates for the month of December 2019.
•	We selected the median of all total annual compensation amounts calculated in accordance with the foregoing.

Grants of Plan-Based Awards in 2019

The following table presents information concerning each grant of an award made to a named executive officer in fiscal 2019 under any plan.

						All Other Stock	All Other Option	Exercise or
						Awards:	Awards:	Base
			Estimated Future Payouts Under			Number of	Number of	Price of	Grant Date Fair
			Non-Equity Incentive Plan Awards			Shares of	Securities	Option	Value of Stock
Name	Grant Date(1)		Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#)	Underlying Options(#)	Awards ($/Sh)	and Option Awards ($)
Zachary J. Kirkhorn	1/22/2019	(2)	—	—	—	—	10,886	298.92	1,452,638
	1/22/2019	(2)	—	—	—	3,629	—	—	1,084,781
	4/19/2019	(3)	—	—	—	—	129,609	273.26	14,495,263
	4/19/2019	(3)	—	—	—	14,401	—	—	3,935,217
Jerome Guillen	7/19/2019	(2)	—	—	—	—	70,186	258.18	7,965,058
Andrew Baglino	7/19/2019	(2)	—	—	—	—	42,112	258.18	4,779,080

(1)	The vesting schedule applicable to each outstanding award is set forth in “Outstanding Equity Awards at 2019 Fiscal Year-End” under this Item 11 below.
(2)	This award was granted as part of Tesla’s ongoing executive compensation review and alignment process.
(3)	This award was granted in connection with Mr. Kirkhorn’s promotion to Chief Financial Officer.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock unit awards for each named executive officer outstanding as of the end of fiscal 2019.

	Option Awards							Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Elon Musk	3/21/2018	(2)	—	—	20,264,042	350.02	1/19/2028	—	—
	6/10/2013	(3)	350		—	100.05	6/10/2023	—	—
	4/8/2013	(3)	350	—	—	41.83	4/8/2023	—	—
	8/13/2012	(4)	4,572,410	—	527,491	31.17	8/13/2022	—	—
Zachary J. Kirkhorn	4/19/2019	(5)	24,302	105,307	—	273.26	4/19/2029	—	—
	4/19/2019	(6)	—	—	—	—	—	12,600	5,270,958
	1/22/2019	(7)	2,177	8,709	—	298.92	1/22/2029	—	—
	1/22/2019	(8)	—	—	—	—	—	2,904	1,214,830
	10/16/2018	(9)	603	1,982	—	276.59	10/16/2028	—	—
	10/16/2018	(8)	—	—	—	—	—	690	288,648
	11/13/2017	(10)	—	—	—	—	—	437	182,810
	5/8/2017	(11)	—	—	—	—	—	431	180,300
	9/12/2016	(12)	—	—	—	—	—	220	92,033
	5/9/2016	(13)	—	—	—	—	—	155	64,841
	1/10/2011	(14)	2,000	—	—	28.45	1/10/2021	—	—
Jerome Guillen	7/19/2019	(15)	7,019	63,167	—	258.18	7/19/2029	—	—
	10/16/2018	(16)	24,125	79,270	—	276.59	10/16/2028	—	—
	2/12/2018	(17)	16,500	28,500	—	315.73	2/12/2028	—	—
	10/9/2017	(18)	3,873	—	7,748	342.94	10/9/2027	—	—
	8/14/2017	(14)	5,322	3,802	—	363.80	8/13/2027	—	—
	4/10/2017	(11)	—	—		—	—	1,453	607,833
	6/13/2016	(19)	6,823	—	20,470	217.87	6/13/2026	—	—
	6/13/2016	(13)	—	—	—	—	—	569	238,030
	1/13/2014	(20)	6,500	—	13,750	139.34	1/13/2024	—	—
Andrew Baglino	7/19/2019	(21)	4,211	37,901	—	258.18	7/19/2029	—	—
	10/16/2018	(9)	2,412	7,928	—	276.59	10/16/2028	—	—
	10/16/2018	(8)	—	—	—	—	—	2,758	1,153,754

	3/19/2018	(22)	5,500	9,500	—	313.56	3/19/2028	—	—
	2/20/2018	(23)	—	—	—	—	—	1,662	695,264
	1/11/2016	(14)	7,762	552	—	207.85	1/11/2026	—	—
	1/11/2016	(24)	—	—	—	—	—	552	230,918
	11/10/2014	(20)	4,518	—	2,500	241.93	11/10/2024	—	—
Deepak Ahuja (25)	—		—	—		—	—	—	—

(1)

The market value of unvested restricted stock units is calculated by multiplying the number of unvested restricted stock units held by the applicable named executive officer by the closing price of our common stock on December 31, 2019, which was $418.33.

(2)

1/12th of the total number of shares subject to the option will become vested and exercisable each time: (i) our market capitalization increases initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than an operating milestone that previously counted towards the vesting of another tranche) is attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 above.

(3)

Stock option awards granted as part of our company-wide patent incentive program. The total number of shares subject to the option was vested and exercisable on the applicable grant date of the option.

(4)

1/10th of the total number of shares subject to the option became and will become vested and exercisable each time: (i) our market capitalization increases by $4.0 billion above the initially measured market capitalization of $3.2 billion; and (ii) one of 10 specified performance milestones relating to the development of our Model X and Model 3 vehicles and our total production of vehicles is attained, subject to Mr. Musk’s continued service to us at each such vesting event. If any shares have not vested by the end of the term of the option, they will be forfeited and Mr. Musk will not realize the value of such shares. As of the date of this filing, 10 market capitalization milestones and nine performance milestones have been achieved. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Historical Equity Compensation” under this Item 11 above.

(5)

1/8th of the shares subject to the option became vested and exercisable on September 13, 2019, and 1/48th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(6)

1/8th of this award became vested on December 5, 2019, and 1/16th of this award becomes vested every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.

(7)

1/60th of the shares subject to the option became vested and exercisable on January 5, 2019, and 1/60th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(8)	1/20th of this award vested on March 5, 2019, and 1/20th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(9)

1/60th of the shares subject to the option became vested and exercisable on November 1, 2018, and 1/60th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(10)	1/16th of this award vested on December 5, 2017, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(11)	1/16th of this award vested on September 5, 2017, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(12)	1/16th of this award vested on December 5, 2016, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(13)	1/16th of this award vested on September 5, 2016, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(14)

1/48th of the shares subject to the option vested or shall vest monthly starting on the one-month anniversary of the applicable grant date, subject to the grantee’s continued service to us on each such vesting date.

(15)

1/10th of the shares subject to the option became vested and exercisable on December 24, 2019, and 1/60th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(16)

1/10th of the shares subject to the option became vested and exercisable on April 1, 2019, and 1/60th of the shares subject to the option become vested and exercisable every month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(17)

1/60th of the shares subject to the option became vested and exercisable on March 12, 2018, and 1/60th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(18)

1/3rd of the shares subject to the option became or will become vested and exercisable upon the achievement, as determined by the Board, of each of three specified performance goals relating to weekly or cumulative deliveries of certain of our current and future vehicles, subject to the grantee’s continued service to us on each such vesting date.

(19)

1/4th of the shares subject to the option became or will become vested and exercisable upon the achievement, as determined by the Board, of each of four specified performance goals relating to the development, cumulative deliveries, and cumulative revenues for certain of our vehicles, subject to the grantee’s continued service to us on each such vesting date

(20)

1/4th of the shares subject to the option became vested and exercisable upon each of the following, as determined by the Board: (i) the completion of the first Model X production vehicle; (ii) aggregate vehicle production of 100,000 vehicles in a trailing 12-month period; and (iii) completion of the first Model 3 production vehicle. 1/4 of the shares subject to this option will become vested and exercisable upon the determination by the Board that annualized gross margin of greater than 30.0% in any three years is achieved, subject to the grantee’s continued service to us on each such vesting date.

(21)

1/60th of the total shares subject to the option became vested and exercisable on July 24, 2019, and 1/60th of the shares subject to the option become vested and exercisable every month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(22)

1/60th of the shares subject to the option became vested and exercisable on March 27, 2018, and 1/60th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(23)	1/16th of this award vested on June 5, 2018, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(24)	1/16th of this award vested on June 5, 2016, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(25)	Mr. Ahuja transitioned from his role as Chief Financial Officer effective March 2019.

2019 Option Exercises and Stock Vested

The following table presents information concerning each exercise of stock options and vesting of stock awards during fiscal 2019 for each of the named executive officers.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Elon Musk	175,000	30,483,250	(3)	—	—
Zachary Kirkhorn	—	—		2,311	763,485
	—	—		510	117,086
	—	—		508	99,868
	—	—		540	149,332
Jerome Guillen	1,000	166,760		—	—
	1,000	166,080		—	—
	1,000	167,410		—	—
	8,000	1,325,280		—	—
	2,000	353,960		—	—
	2,000	380,120		—	—
	—	—		526	173,775
	—	—		527	120,989
	—	—		527	103,603
	—	—		526	145,460
Andrew Baglino	2,000	210,349		—	—
	—	—		909	300,306
	—	—		909	208,688
	—	—		908	178,504
	—	—		909	251,375
Deepak Ahuja (4)	—	—		2,667	737,532

(1)

Reflects the product of the number of shares of stock subject to the exercised option multiplied by the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.

(2)	Reflects the product of the number of shares of stock vested multiplied by the market price of our common stock on the vesting date.
(3)

None of the shares received upon exercise have been sold, and therefore this amount has not been received by Mr. Musk. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Realized Compensation” under this Item 11 above.

(4)	Mr. Ahuja transitioned from his role as Chief Financial Officer effective March 2019.

Potential Payments Upon Termination or Change in Control

We do not have an employment agreement for any specific term with any of our named executive officers. Moreover, we do not have any contract, agreement, plan or arrangement that would result in payments to a named executive officer at, following, or in connection with any termination of employment, including resignation, severance, retirement or a constructive termination of employment of a named executive officer, or a change in control of Tesla (other than the vesting of the 2018 CEO Performance Award based solely upon the achievement of market capitalization milestones as measured at the time of a change in control of Tesla, which by its nature cannot be estimated at this time) or a change in the named executive officer’s responsibilities. See also “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 above.

Employee Compensation Risks

The Compensation Committee oversees management of risks relating to Tesla’s compensation plans and programs. Tesla’s management and the Compensation Committee have assessed the risks associated with Tesla’s compensation policies and practices for all employees, including non-executive officers. These include risks relating to setting ambitious targets for our employees’ compensation or the vesting of their equity awards and our emphasis on at-risk equity-based compensation, and the potential impact of such practices on the retention or decision-making of our employees, particularly our senior management. Based on the results of this assessment, Tesla does not believe that its compensation policies and practices for all employees, including non-executive officers, create risks that are reasonably likely to have a material adverse effect on Tesla.

Compensation of Directors

2019 Director Compensation Table

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during any part of fiscal year 2019. Elon Musk, who is our Chief Executive Officer, does not receive additional compensation for his services as a director.

The awards with respect to which values are provided under the column “Option Awards” below are exclusively stock options, which have realizable value only if they actually vest over time and to the extent, if any, that our stock price exceeds the applicable exercise prices. The values provided below for these awards are based on applicable accounting standards, and do not necessarily reflect the actual amounts realized or realizable pursuant to the underlying stock options.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)(3)		All Other Compensation		Total ($)
Robyn Denholm	191,257	(4)	2,524,440	(4)	27,982	(5)	2,743,679
Ira Ehrenpreis	37,500		—		—		37,500
Lawrence J. Ellison	20,000		5,848,976		—		5,868,976
Antonio Gracias	25,240		—		—		25,240
Stephen Jurvetson	19,265		1,184,605		—		1,203,870
James Murdoch	32,500		—		—		32,500
Kimbal Musk	20,000		—				20,000
Kathleen Wilson-Thompson	27,005		7,329,733		—		7,356,738
Brad Buss(6)	15,310		—		—		15,310
Linda Johnson Rice(6)	11,196		—		—		11,196

(1)	As of December 31, 2019, the aggregate number of shares underlying option awards outstanding for each of our non-employee directors with such awards was:

Name	Aggregate Number of Shares Underlying Options Outstanding
Robyn Denholm	206,165
Ira Ehrenpreis	148,000
Lawrence J. Ellison	58,334
Antonio Gracias	202,000
Stephen Jurvetson	12,000
James Murdoch	84,668
Kimbal Musk	50,000
Kathleen Wilson-Thompson	73,334

(2)

Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions used in the valuation of option awards are set forth in the notes to our consolidated financial statements, which are included in Note 14, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by our non-employee directors, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s). Following vesting, the actual receipt of any shares by each recipient will further be subject to his payment of the applicable exercise price.

(3)

Reflects stock option grants for service on the Board or as members or chairs of Board committees that were automatically granted pursuant to our non-employee director compensation policy. Prior to February 2020, such stock options were generally granted automatically once every three years, and such awards vest monthly over three years, subject to continued service. See “Compensation of Directors—Non-Employee Director Compensation Arrangements” under this Item 11 below for more detail.

(4)

Reflects compensation for service as Chair of the Board, including a cash retainer and an automatic stock option grant, approved by the Board. See “Compensation of Directors—Non-Employee Director Compensation Arrangements” under this Item 11 below for more detail.

(5)	Consists of reimbursements for out-of-pocket travel expenses incurred in connection with Board service, including attendance at Board or Board committee meetings.
(6)	Board term ended in June 2019 without standing for re-election at the 2019 annual meeting of stockholders.

Non-Employee Director Compensation Arrangements

Our director compensation policy that is applicable to all of Tesla’s non-employee directors is designed to be consistent with our compensation philosophy for our employees, with an emphasis on equity-based compensation over cash in order to align the value of their compensation with the market value of our stock, and consequently, with the long-term interests of our stockholders. Moreover, while we offer to our employees restricted stock units, which tend to retain some value even if the market value of our stock decreases, the equity-based compensation to our directors is exclusively in the form of stock options, which have value only to the extent, if any, that our stock price increases following their grant. Consequently, a large portion of our non-employee directors’ compensation is entirely at risk.

Our current director compensation policy provides that each non-employee director will receive the following compensation for Board and Board committee services, as applicable. Historically, automatically granted stock option awards for such services were made only once every three years, vesting in equal monthly tranches over such period. In February 2020, the Board amended the director compensation policy with prospective effectiveness, such that future stock option awards to purchase one-third of the previously applicable numbers of shares will be automatically granted annually, in lieu of such triennial grants.

•	an annual cash retainer for general Board service of $20,000;
•	no cash awards for attendance of general Board meetings;
•

an annual cash retainer for serving as the chair of the Audit Committee of $15,000, for serving as the chair of the Compensation Committee of $10,000 and for serving as the chair of the Nominating and Corporate Governance Committee of $7,500;

•

an annual cash retainer for serving on the Audit Committee of $7,500 per member, for serving on the Compensation Committee of $5,000 per member, and for serving on the Nominating and Corporate Governance Committee of $5,000 per member;

•

upon first joining the Board, an automatic initial grant of a stock option to purchase a number of shares of our common stock equal to 1,389 multiplied by the number of months (rounded up to a whole number) between the date on which such director joined the Board and the first June 18 following such date (the “Initial Annual Award Grant Date”), vesting 100% on the Initial Annual Award Grant Date (subject to continued service through such date);

•

(i) on the Initial Annual Award Grant Date, or for a director who was previously granted an outstanding stock option for Board service to purchase 50,000 shares of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 16,668 shares of our common stock;

•

for serving as the lead independent director, (i) shortly following appointment as the lead independent director, or for a director who was previously granted an outstanding stock option for such service to purchase 24,000 shares of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 8,000 shares of our common stock;

•

for serving as a member of the Audit Committee, the Compensation Committee or the Nominating and Corporate Governance Committee, (i) shortly following appointment as a member of such Committee, or for a director who was previously granted an outstanding stock option for such service to purchase 12,000 shares, 9,000 shares, or 6,000 shares, respectively, of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 4,000 shares, 3,000 shares, or 2,000 shares, respectively, of our common stock; and

•

in addition to any applicable grant in the immediately preceding bullet, for serving as the chair of the Audit Committee, the Compensation Committee or the Nominating and Corporate Governance Committee, (i) shortly following appointment as the chair of such Committee, or for a director who was previously granted an outstanding stock option for such service to purchase 12,000 shares, 6,000 shares, or 3,000 shares, respectively, of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 4,000 shares, 2,000 shares, or 1,000 shares, respectively, of our common stock.

Unless noted above, each automatic stock option grant for service as a member of the Board, lead independent director, member of a Board committee or chair of a Board committee, in each case as described above, will vest in equal monthly tranches for over one year (or, for awards granted prior to the amendment of the director compensation policy in February 2020, over three years) starting on the one month anniversary of the vesting commencement date, subject to continued service in the capacity for which such grant was made (except that if a director who was granted such an option ceases to be a director on the day before an annual meeting that is held earlier than the anniversary date of the vesting commencement date for that calendar year, vesting will accelerate with respect to the shares that would have vested if such director continued service through such anniversary date).

In addition, the Board has approved the following additional compensation arrangements for Robyn Denholm for her service as Chair of the Board, commencing on July 1, 2019:

•	an annual cash retainer of $300,000; and
•

an automatic annual grant of a stock option to purchase 8,000 shares of our common stock, which will vest 1/12th per month for 12 months starting on the one month anniversary of the vesting commencement date, subject to Ms. Denholm’s continued service as Chair of the Board (except that if Ms. Denholm ceases to be a director on the day before an annual meeting that is held earlier than the anniversary date of the vesting commencement date, vesting will accelerate with respect to the shares that would have vested if she had continued service through such anniversary date).

If, following a change in control of Tesla, the service of a non-employee director is terminated, all stock options granted to the director pursuant to the compensation policy shall fully vest and become immediately exercisable.

Non-employee directors may also have their travel, lodging and related expenses associated with attending Board or Board committee meetings reimbursed by Tesla.

Compensation Committee Interlocks and Insider Participation

Brad Buss, Robyn Denholm, Ira Ehrenpreis, Antonio Gracias, Linda Johnson Rice, and Kathleen Wilson-Thompson served as members of the Compensation Committee during at least part of fiscal 2019. None of such persons is or was formerly an officer or an employee of Tesla. See “Related Party Transactions” under Item 13 below for certain transactions involving Tesla in which members of the Compensation Committee may potentially be deemed to have an indirect interest.

During 2019, no interlocking relationships existed between any member of Tesla’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options, stock awards, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance, under Tesla’s equity compensation awards as of December 31, 2019.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)		Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	34,689,313		279.20	18,663,018	(3)
Equity compensation plans not approved by security holders	111,796	(4)	375.68	—
Total	34,801,109		279.49	18,663,018

(1)	Consists of options to purchase shares of our common stock, including the 2018 CEO Performance Award, and restricted stock unit awards representing the right to acquire shares of our common stock.
(2)

The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

(3)

Consists of 11,441,597 shares remaining available for issuance under the Tesla, Inc. 2019 Equity Incentive Plan, and 7,221,421 shares remaining available for issuance under the Tesla, Inc, 2019 Employee Stock Purchase Plan.

(4)

Consists of outstanding stock options and restricted stock unit awards that were assumed in connection with acquisitions. No additional awards may be granted under the plans pursuant to which such awards were initially granted.

Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of Tesla’s common stock, as of December 31, 2019, for the following:

•	each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock;
•	each of our non-employee directors;
•	each of our current executive officers named in the Summary Compensation Table in Item 11 above; and
•	all current directors and executive officers of Tesla as a group.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of December 31, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership is based on 181,062,086 shares of Tesla’s common stock outstanding at December 31, 2019.

Unless otherwise indicated, all persons named below can be reached at Tesla, Inc., 3500 Deer Creek Road, Palo Alto, California 94304.

Beneficial Owner Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Elon Musk (1)	38,658,670	20.8%
Baillie Gifford & Co. (2)	13,826,979	7.6%
Capital Ventures International (3)	12,134,541	6.7%
Capital World Investors (4)	10,739,283	5.9%
Named Executive Officers & Directors
Elon Musk (1)	38,658,670	20.8%
Zachary J. Kirkhorn (5)	45,925	*
Jerome Guillen (6)	87,064	*
Andrew Baglino (7)	31,010	*
Robyn Denholm (8)	165,107	*
Ira Ehrenpreis (9)	138,873	*
Lawrence J. Ellison (10)	3,019,445	1.7%
Antonio Gracias (11)	426,475	*
Stephen Jurvetson (12)	55,476	*
Hiromichi Mizuno	—	—
James Murdoch (13)	64,262	*
Kimbal Musk (14)	161,825	*
Kathleen Wilson-Thompson (15)	23,971	*
All current executive officers and directors as a group (12 persons) (16)	42,878,103	23.0%

*	Represents beneficial ownership of less than 1%.
(1)

Includes (i) 34,085,560 shares held of record by the Elon Musk Revocable Trust dated July 22, 2003; and (ii) 4,573,110 shares issuable to Mr. Musk upon exercise of options exercisable within 60 days after December 31, 2019. Includes 18,466,225 shares pledged as collateral to secure certain personal indebtedness.

(2)

Includes shares held by Baillie Gifford & Co. and/or one or more of its investment adviser subsidiaries, which may include Baillie Gifford Overseas Limited, on behalf of investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients. The address for Baillie Gifford & Co. is Calton Square, 1 Greenside Row, Edinburgh EH1 3AN, Scotland, UK. The foregoing information is based solely on Amendment No. 4 to Schedule 13G of Baillie Gifford & Co. filed on February 3, 2020, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(3)

Includes 586,506 shares beneficially owned by Capital Ventures International, 3,823 shares beneficially owned by G1 Execution Services, LLC, 860,175 shares beneficially owned by Susquehanna Investment Group, and 10,684,037 shares beneficially owned by Susquehanna Securities, LLC. Susquehanna Advisors Group, Inc. is the investment manager to Capital Ventures International, and therefore may be deemed to beneficially own the shares owned by Capital Ventures International. G1 Execution Services, LLC, Susquehanna Investment Group and Susquehanna Securities, LLC are affiliated independent broker-dealers which, together with Capital Ventures International and Susquehanna Advisors Group, Inc., may be deemed to be a group (the “Capital Ventures Group”). The address for Capital Ventures International is P.O. Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman, KY1-1103, Cayman Islands. The address of each of Susquehanna Advisors Group, Inc., Susquehanna Investment Group and Susquehanna Securities, LLC is 401 E. City Ave, Suite 220, Bala Cynwyd, PA 19004. The address of G1 Execution Services, LLC is 175 W. Jackson Blvd., Suite 1700, Chicago, IL 60604. The foregoing information is based solely on Amendment No. 1 to Schedule 13G filed on February 10, 2020 jointly by the Capital Ventures Group, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(4)

Includes shares that may be deemed to be beneficially owned by Capital Research and Management Company and Capital International Limited, which collectively provide investment management services under the name Capital World Investors. The address for these entities is 333 South Hope Street, Los Angeles, CA 90071. The foregoing information is based solely on Amendment No. 1 to Schedule 13G of Capital World Investors filed on February 14, 2020, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(5)	Includes 34,931 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019. Includes 7,100 shares pledged as collateral to secure certain personal indebtedness.
(6)	Includes 77,828 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.
(7)	Includes 27,203 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.
(8)	Includes 164,107 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.
(9)	Includes 115,109 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.
(10)	Includes 19,445 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.
(11)

Includes (i) 268,857 shares owned by AJG Growth Fund LLC (“Growth Fund”), which are pledged as collateral to secure certain personal indebtedness, and (ii) 157,109 shares issuable upon exercise of options exercisable within 60 days of December 31, 2019. Mr. Gracias is the fund manager for Growth Fund. The address for this entity is 875 North Michigan Avenue, Suite 3214, Chicago, IL 60611.

(12)

Includes (i) 52,100 shares held by the Steve Jurvetson TR UA dated January 29, 2019 Future Venture Living Trust, (ii) 43 shares held by Draper Fisher Jurvetson Fund X Partners, L.P., and (iii) 3,333 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.

(13)	Includes (i) 10,485 shares held by the JRM Family Trust and (ii) 53,777 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.
(14)	Includes 27,777 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019. Includes 134,048 shares pledged as collateral to secure certain personal indebtedness.
(15)	Includes 23,611 shares issuable upon exercise of options exercisable within 60 days after December 31, 2019.
(16)	Includes 5,277,340 shares issuable upon exercise of options held by our current executive officers and directors within 60 days after December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

In accordance with the charter for the Audit Committee of the Board, our Audit Committee reviews and approves in advance any proposed related person transactions.

For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

The individuals and entities that are considered “related persons” include:

•	Directors, nominees for director and executive officers of Tesla;
•	Any person known to be the beneficial owner of five percent or more of Tesla’s common stock (a “5% Stockholder”); and
•	Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer or 5% Stockholder.

In accordance with our Related Person Transactions Policy and Procedures, the Audit Committee must review and approve all transactions in which (i) Tesla or one of its subsidiaries is a participant, (ii) the amount involved exceeds $120,000 and (iii) a related person has a direct or indirect material interest, other than transactions available to all Tesla employees generally.

In assessing a related party transaction brought before it for approval the Audit Committee considers, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion.

Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Related Party Transactions

SpaceX

Elon Musk is the Chief Executive Officer, Chief Technical Officer and a significant stockholder of SpaceX. Kimbal Musk, Antonio Gracias, and Stephen Jurvetson, who are members of the Board, are also members of the board of directors of SpaceX. In addition, certain members of the Board, and/or investment funds affiliated with them, have made minority investments in SpaceX.

SpaceX purchased certain battery components from Tesla at an aggregate purchase price of $1.0 million in 2019, and at an aggregate purchase price of $1.2 million in 2020 through March. The pricing for such components was negotiated in good faith.

SpaceX has purchased certain non-battery vehicle parts from Tesla from time to time from a standard parts catalog that is also available to other business partners. Such parts are offered to all buyers, including SpaceX, at uniform prices. SpaceX purchased an aggregate $0.6 million of such parts in 2019 and an aggregate $0.6 million of such parts in 2020 through March.

In 2020, Tesla agreed to build a custom tool for SpaceX at its tool machining facility at an estimated cost of $0.7 million. The pricing for such project, including labor hours, was negotiated in good faith, and such work will take place during previously scheduled downtime at Tesla’s facility.

In 2019, SpaceX purchased a Tesla Energy system from Tesla for $0.3 million through standard sales processes. The price was negotiated in good faith.

Since April 2016, SpaceX has invoiced Tesla for our use of an aircraft owned and operated by SpaceX at rates determined by Tesla and SpaceX, subject to rules of the Federal Aviation Administration governing such arrangements. Tesla did not incur any expenses under this arrangement in 2019 and has incurred $0.2 million in 2020 through March.

Other Transactions

In the ordinary course of business, we enter into offer letters with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. In 2019, Tesla entered into a one-year agreement with Elon Musk relating to the indemnification of directors and officers, as described in “Director Independence” under this Item 13 below.

In 2019, our Board member James Murdoch purchased a Tesla Powerpack system from us at a total upfront cost of $0.6 million through standard sales processes. The price was negotiated in good faith.

In 2020, a company affiliated with our Board member Lawrence J. Ellison entered into an agreement to obtain preliminary design services from us for an estimated $0.4 million, relating to the potential future implementation of a Tesla Energy system. The services contract was negotiated and priced in good faith.

In February 2020, Messrs. Elon Musk and Ellison purchased from us 13,037 and 1,250 shares, respectively, of our common stock in a public offering at the public offering price for an aggregate $11.0 million.

Director Independence

Our Board of Directors periodically assesses, with the recommendation of the Nominating and Corporate Governance Committee, the independence of its non-employee members as defined in the listing standards of NASDAQ and applicable laws. As part of such review in 2020, the Board undertook an analysis for each non-employee director and considered all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. The Board determined that with respect to each of its current members other than Elon Musk, who is our Chief Executive Officer, and Kimbal Musk, who is Elon Musk’s brother, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ and applicable laws.

In particular, the Board reviewed the following considerations:

•

Ira Ehrenpreis, Antonio Gracias, Stephen Jurvetson, James Murdoch, Elon Musk, Kimbal Musk, and/or investment funds affiliated with them, have made minority investments in certain companies or investment funds, (i) of which other Tesla directors are founders, significant stockholders, directors, officers, or managers, and/or (ii) with which Tesla has certain relationships set forth in “Related Party Transactions” under this Item 13 above. The Board concluded that none of these investments are material so as to impede the exercise of independent judgment by any of Messrs. Ehrenpreis, Gracias, Jurvetson or Mr. Murdoch, and that none of them has a direct or indirect interest in any transaction between Tesla and another company set forth in “Related Party Transactions” under this Item 13 above.

•

Messrs. Gracias and Jurvetson are directors of SpaceX, (i) of which Elon Musk and Kimbal Musk are also directors, and (ii) with which Tesla has certain relationships set forth in “Related Party Transactions—SpaceX” under this Item 13 above. The Board concluded that each of Messrs. Gracias and Jurvetson is an experienced investment professional who has served on the boards of multiple companies without conflict or impairment of independent judgment.

•	Lawrence J. Ellison and Mr. Murdoch, and/or entities affiliated with them, have purchased certain Tesla products and services from Tesla as set forth in “Related Party Transactions—Other Transactions”

under this Item 13 above. The Board concluded that such purchases were negotiated and completed through ordinary course sales processes in good faith on terms generally available to similar customers, and would not impair the independent judgment of Messrs. Ellison or Murdoch.

•

Robyn Denholm and Mr. Ellison are or were formerly officers of certain companies from which Tesla has purchased business services. The Board concluded that such purchases were for standard offerings in the ordinary course of business pursuant to good faith contracting processes in which neither Ms. Denholm nor Mr. Ellison were involved or had any material interest.

•

Tesla determined not to renew its directors and officers liability insurance policy for the 2019-2020 year due to disproportionately high premiums quoted by insurance companies. Instead, Elon Musk agreed with Tesla to personally provide coverage substantially equivalent to such a policy for a one-year period, and the other members of the Board are third-party beneficiaries thereof. The Board concluded that because such arrangement is governed by a binding agreement with Tesla as to which Mr. Musk does not have unilateral discretion to perform, and is intended to replace an ordinary course insurance policy, it would not impair the independent judgment of the other members of the Board.

In addition, prior to their departures from the Board in June 2019, the Board had determined that Brad Buss and Linda Johnson Rice were independent directors as defined in the listing standards of NASDAQ and applicable laws.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to Tesla by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2019. The dollar amounts in the table and accompanying footnotes are in thousands.

	2018	2019
Audit Fees (1)	$12,088	$12,527
Audit-Related Fees (2)	160	—
Tax Fees (3)	514	999
All Other Fees (4)	3	9

Total	$12,766	$13,535

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of Tesla’s consolidated financial statements included in Tesla’s Annual Report on Form 10-K and for the review of the financial statements included in Tesla’s Quarterly Reports on Form 10-Q, as well as services that generally only Tesla’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings. The Audit Fees incurred in 2019 also include fees of $435 relating to services performed in connection with Tesla’s securities offerings, in each case including comfort letters, consents and review of documents filed with the SEC and other offering documents.

(2)	Audit-Related Fees in 2018 consisted of fees billed for professional services for assistance with interpretation of accounting standards.
(3)	Tax Fees in 2018 and 2019 consisted of fees related to consultation and assistance with foreign taxation matters.
(4)	Other Fees in 2018 and 2019 primarily consisted of fees for use of accounting software.

Pre-Approval of Audit and Non-Audit Services

Tesla’s Audit Committee has adopted a policy for pre-approving audit and non-audit services and associated fees of Tesla’s independent registered public accounting firm. Under this policy, the Audit Committee must pre- approve all services and associated fees provided to Tesla by its independent registered public accounting firm, with certain de minimis exceptions described in the policy.

All PricewaterhouseCoopers LLP services and fees in fiscal 2018 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).

2.

All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.1	March 1, 2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.2	March 1, 2017

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.2	February 1, 2017

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	March 1, 2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019
4.15	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.16	Third Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.4	March 5, 2014

4.17	Form of 1.25% Convertible Senior Note Due March 1, 2021 (included in Exhibit 4.19).	8-K	001-34756	4.4	March 5, 2014

4.18	Fourth Supplemental Indenture, dated as of March 22, 2017, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 22, 2017

4.19	Form of 2.375% Convertible Senior Note Due March 15, 2022 (included in Exhibit 4.21).	8-K	001-34756	4.2	March 22, 2017

4.20	Indenture, dated as of August 18, 2017, by and among the Registrant, SolarCity, and U.S. Bank National Association, as trustee.	8-K	001-34756	4.1	August 23, 2017

4.21	Form of 5.30% Senior Note due August 15, 2025.	8-K	001-34756	4.2	August 23, 2017

4.22	Indenture, dated as of September 30, 2014, between SolarCity and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	October 6, 2014

4.23	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of September 30, 2014, between SolarCity and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.2	November 21, 2016

4.24	Indenture, dated as of December 7, 2015, between SolarCity and Wells Fargo Bank, National Association	8-K(1)	001-35758	4.1	December 7, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.25	First Supplemental Indenture, dated as of November 21, 2016, between SolarCity and Wells Fargo Bank, National Association, as trustee to the Indenture, dated as of December 7, 2015, between SolarCity and Wells Fargo Bank, National Association, as trustee.	8-K	001-34756	4.3	November 21, 2016

4.26	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.27	Fifth Supplemental Indenture, dated as of May 7, 2019, by and between Registrant and U.S. Bank National Association, related to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	4.2	May 8, 2019

4.28	Form of 2.00% Convertible Senior Notes due May 15, 2024 (included in Exhibit 4.27).	8-K	001-34756	4.3	May 8, 2019

4.29	Fourth Supplemental Indenture, dated as of October 15, 2014, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2014/4-7.	8-K(1)	001-35758	4.5	October 15, 2014

4.30	Eighth Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/4-7.	8-K(1)	001-35758	4.5	January 29, 2015

4.31	Ninth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/5-5.	8-K(1)	001-35758	4.2	March 9, 2015

4.32	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.33	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.34	Fourteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C3-5.	8-K(1)	001-35758	4.4	March 19, 2015

4.35	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.36	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.37	Nineteenth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C8-5.	8-K(1)	001-35758	4.4	March 26, 2015

4.38	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.39	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.40	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C13-5.	8-K(1)	001-35758	4.4	April 2, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.41	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.42	Twenty-Ninth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C18-5.	8-K(1)	001-35758	4.4	April 9, 2015

4.43	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

4.44	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.45	Thirty-Fourth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C23-5.	8-K(1)	001-35758	4.4	April 14, 2015

4.46	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.47	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

4.48	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.49	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.50	Forty-Second Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C31-5.	8-K(1)	001-35758	4.4	April 27, 2015

4.51	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.52	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.53	Forty-Seventh Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/11-5.	8-K(1)	001-35758	4.4	May 1, 2015

4.54	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.55	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

4.56	Fifty-First Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C35-5.	8-K(1)	001-35758	4.3	May 11, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.57	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.58	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.59	Fifty-Sixth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C39-5.	8-K(1)	001-35758	4.3	May 18, 2015

4.60	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.61	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

4.62	Sixtieth Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C43-5.	8-K(1)	001-35758	4.3	May 26, 2015

4.63	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.64	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.65	Sixty-Fifth Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C47-5.	8-K(1)	001-35758	4.3	June 10, 2015

4.66	Sixty-Seventh Supplemental Indenture, dated as of June 8, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C49-15.	8-K(1)	001-35758	4.5	June 10, 2015

4.67	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.68	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.69	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.70	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.71	Seventy-Ninth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C60-5.	8-K(1)	001-35758	4.4	June 29, 2015

4.72	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.73	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.74	Eighty-Fourth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C65-5.	8-K(1)	001-35758	4.4	July 14, 2015

4.75	Eighty-Sixth Supplemental Indenture, dated as of July 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C67-15.	8-K(1)	001-35758	4.6	July 14, 2015

4.76	Eighty-Ninth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C70-5.	8-K(1)	001-35758	4.4	July 21, 2015

4.77	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.78	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.79	Ninety-Fourth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/19-5.	8-K(1)	001-35758	4.4	July 31, 2015

4.80	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.81	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.82	Ninety-Ninth Supplemental Indenture, dated as of August 3, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C75-5.	8-K(1)	001-35758	4.4	August 3, 2015

4.83	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.84	One Hundred-and-Ninth Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C85-5.	8-K(1)	001-35758	4.4	August 17, 2015

4.85	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

4.86	One Hundred-and-Fourteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C90-5.	8-K(1)	001-35758	4.4	August 24, 2015

4.87	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.88	One Hundred-and-Nineteenth Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C95-5.	8-K(1)	001-35758	4.4	August 31, 2015

4.89	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

4.90	One Hundred-and-Twenty-Seventh Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C100-5.	8-K(1)	001-35758	4.4	September 15, 2015

4.91	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.92	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.93	One Hundred-and-Thirty-Second Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C105-5.	8-K(1)	001-35758	4.4	September 29, 2015

4.94	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.95	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.96	One Hundred-and-Thirty-Seventh Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C110-5.	8-K(1)	001-35758	4.4	October 13, 2015

4.97	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.98	One Hundred-and-Forty-Second Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/24-5.	8-K(1)	001-35758	4.4	October 30, 2015

4.99	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.100	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.101	One Hundred-and-Forty-Seventh Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C115-5.	8-K(1)	001-35758	4.4	November 4, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.102	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

4.103	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.104	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.105	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.106	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.107	One Hundred-and-Sixty-Second Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C130-5.	8-K(1)	001-35758	4.4	December 14, 2015

4.058	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.109	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.110	One Hundred-and-Sixty-Seventh Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 3.60% Solar Bonds, Series 2015/C135-5.	8-K(1)	001-35758	4.4	December 28, 2015

4.111	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.112	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.113	One Hundred-and-Seventy-Second Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2016/3-5.	8-K(1)	001-35758	4.4	January 29, 2016

4.114	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.115	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.116	One Hundred-and-Seventy-Seventh Supplemental Indenture, dated as of February 26, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/8-5.	8-K(1)	001-35758	4.4	February 26, 2016

4.117	One Hundred-and-Seventy-Ninth Supplemental Indenture, dated as of March 21, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/10-5.	8-K(1)	001-35758	4.3	March 21, 2016

4.118	One Hundred-and-Eighty-First Supplemental Indenture, dated as of June 10, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.25% Solar Bonds, Series 2016/12-5.	8-K(1)	001-35758	4.3	June 10, 2016

4.119	Description of Registrant’s Securities	10-K	001-34756	4.119	February 13, 2020

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2019 Equity Incentive Plan.	S-8	333-232079	4.2	June 12, 2019

10.9**	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.3	June 12, 2019

10.10**	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.4	June 12, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2007 SolarCity Stock Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.2	October 5, 2012

10.13**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.14**	2010 Zep Solar, Inc. Equity Incentive Plan and form of agreements used thereunder.	S-8(1)	333-192996	4.5	December 20, 2013

10.15**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.16**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.17	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.18	Form of Call Option Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.2	March 5, 2014

10.19	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.20	Form of Warrant Confirmation relating to 0.25% Convertible Senior Notes Due March 1, 2019.	8-K	001-34756	10.4	March 5, 2014

10.21	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

10.22	Form of Call Option Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.1	March 22, 2017

10.23	Form of Warrant Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.2	March 22, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.24	Form of Call Option Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.1	May 3, 2019

10.25	Form of Warrant Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.2	May 3, 2019
10.26†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	-001-34756	10.50	February 27, 2012

10.27†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.28	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.29†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

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

		10-K	001-34756	10.28C	February 24, 2016

10.43	Fourth Amendment to Credit Agreement, dated as of July 31, 2016, by and among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	August 1, 2016

10.44	Fifth Amendment to Credit Agreement, dated as of December 15, 2016, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.	8-K	001-34756	10.1	December 20, 2016

10.45	Sixth Amendment to Credit Agreement, dated as of June 19, 2017, among the Registrant, Tesla Motors Netherlands B.V., the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.	10-Q	001-34756	10.1	August 4, 2017

10.46	Seventh Amendment to the ABL Credit Agreement, dated as of August 11, 2017, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	8-K	001-34756	10.2	August 23, 2017

Exhibit		Incorporated by Reference					Filed
Number	Exhibit Description	Form		File No.	Exhibit	Filing Date	Herewith
10.47	Eighth Amendment to the ABL Credit Agreement, dated as of March 12, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	10-Q		001-34756	10.2	May 7, 2018

10.48	Ninth Amendment to the ABL Credit Agreement, dated as of May 3, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	10-Q		001-34756	10.3	May 7, 2018

10.49	Tenth Amendment to the ABL Credit Agreement, dated as of December 10, 2018, by and among the Registrant, Tesla Motors Netherlands B.V., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other agents party thereto.	10-K		001-34756	10.41	February 19, 2019

10.50	Amendment and Restatement in respect of ABL Credit Agreement, dated as of March 6, 2019, by and among certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, Wells Fargo Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding Inc. and Bank of America, N.A., as syndication agents, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	S-4/A	3	33-229749	10.68	April 3, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.51	Eleventh Amendment to Credit Agreement, dated as of February 1, 2019, in respect of the ABL Credit Agreement, dated as of June 10, 2015, among Tesla, Inc., Tesla Motors Netherlands B.V., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent and as Collateral Agent, and the other agent parties thereto.	10-Q	001-34756	10.1	April 29, 2019

10.52†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.53†	Amended and Restated Loan and Security Agreement, dated as of August 17, 2017, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.3	November 3, 2017

10.54†	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of October 18, 2017, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-K	001-34756	10.44	February 23, 2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.55	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of March 23, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.4	May 7, 2018

10.56	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of May 4, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.1	November 2, 2018

10.57†	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of August 16, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.3	November 2, 2018

10.58†	Amendment No. 5 to Amended and Restated Loan and Security Agreement, executed on December 28, 2018, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch as Administrative Agent and Deutsche Bank Trust Company Americas, as Paying Agent.	10-K	001-34756	10.48	February 19, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.59††	Amendment No. 6 to Amended and Restated Loan and Security Agreement, dated as of August 16, 2019, by and among Tesla 2014 Warehouse SPV LLC, Deutsche Bank Trust Company Americas, New York Branch, as Administrative Agent, and the Lenders and Group Agents from time to time party thereto.	10-Q	001-34756	10.1	October 29, 2019

10.60†	Loan and Security Agreement, dated as of August 17, 2017, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.4	November 3, 2017

10.61†	Amendment No. 1 to Loan and Security Agreement, dated as of October 18, 2017, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-K	001-34756	10.46	February 23, 2018

10.62	Amendment No. 2 to Loan and Security Agreement, dated as of March 23, 2018, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent.	10-Q	001-34756	10.5	May 7, 2018

10.63	Amendment No. 3 to Loan and Security Agreement, dated as of May 4, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.2	November 2, 2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.64†	Amendment No. 4 to Loan and Security Agreement, dated as of August 16, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.4	November 2, 2018

10.65†	Payoff and Termination Letter, executed on December 28, 2018, by and among LML Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent, relating to Loan and Security Agreement.	10-K	001-34756	10.54	February 19, 2019

10.66†	Loan and Security Agreement, executed on December 28, 2018, by and among LML 2018 Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-K	001-34756	10.55	February 19, 2019

10.67††	Letter of Consent, dated as of June 14, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank AG, New York Branch, as Administrative Agent, and the Group Agents party thereto, in respect of the Loan and Security Agreement, dated as of August 17, 2017 and as amended from time to time, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, and the Lenders, Group Agents and Administrative Agent from time to time party thereto.	10-Q	001-34756	10.1	July 29, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.68††	Amendment No. 1 to Loan and Security Agreement, dated as of August 16, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent, and the Lenders and Group Agents from time to time party thereto.	10-Q	001-34756	10.2	October 29, 2019

10.69	Amendment No. 2 to Loan and Security Agreement, dated as of December 13, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent, and the Lenders and Group Agents from time to time party thereto.	10-K	001-34756	10.69	February 13, 2020

10.70	Purchase Agreement, dated as of August 11, 2017, by and among the Registrant, SolarCity and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC as representatives of the several initial purchasers named therein.	8-K	001-34756	10.1	August 23, 2017

10.71	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
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

		10-K(1)	001-35758	10.16i	February 10, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.81	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

10.82††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.83††	Facility Agreement, dated as of September 26, 2019, by and between China Merchants Bank Co., Ltd. Beijing Branch and Tesla Automobile (Beijing) Co., Ltd. (English translation).	10-Q	001-34756	10.3	October 29, 2019

10.84††	Statement Letter to China Merchants Bank Co., Ltd. Beijing Branch from Tesla Automobile (Beijing) Co., Ltd., dated as of September 26, 2019 (English translation).	10-Q	001-34756	10.4	October 29, 2019

10.85††	Fixed Asset Syndication Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.85	February 13, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.86††	Fixed Asset Syndication Loan Agreement and Supplemental Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.86	February 13, 2020

10.87††	Syndication Revolving Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd. China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.87	February 13, 2020

21.1	List of Subsidiaries of the Registrant	10-K	001-34756	21.1	February 13, 2020

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-34756	23.1	February 13, 2020

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	10-K	001-34756	31.1	February 13, 2020

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	10-K	001-34756	31.2	February 13, 2020

31.3	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.4	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1*	Section 1350 Certifications	10-K	001-34756	32.1	February 13, 2020

101.INS*	Inline XBRL Instance Document	10-K	001-34756	101.INS	February 13, 2020

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	10-K	001-34756	101.SCH	February 13, 2020

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-34756	101.CAL	February 13, 2020

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34756	101.DEF	February 13, 2020

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34756	101.LAB	February 13, 2020

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34756	101.PRE	February 13, 2020

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Previously filed or furnished, as applicable, with Original Form 10-K
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
††	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
(1)	Indicates a filing of SolarCity

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: April 28, 2020	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)