Form 10-Q
period 2020-06-30
Tesla, Inc.
filed 2020-07-28
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 20, 2020, there were 186,361,726 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$8,615	$6,268
Accounts receivable, net	1,485	1,324
Inventory	4,018	3,552
Prepaid expenses and other current assets	1,218	959
Total current assets	15,336	12,103
Operating lease vehicles, net	2,524	2,447
Solar energy systems, net	6,069	6,138
Property, plant and equipment, net	11,009	10,396
Operating lease right-of-use assets	1,274	1,218
Intangible assets, net	312	339
Goodwill	196	198
Other non-current assets	1,415	1,470
Total assets	$38,135	$34,309
Liabilities
Current liabilities
Accounts payable	$3,638	$3,771
Accrued liabilities and other	3,110	3,222
Deferred revenue	1,130	1,163
Customer deposits	713	726
Current portion of debt and finance leases	3,679	1,785
Total current liabilities	12,270	10,667
Debt and finance leases, net of current portion	10,416	11,634
Deferred revenue, net of current portion	1,198	1,207
Other long-term liabilities	2,870	2,691
Total liabilities	26,754	26,199
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	613	643
Convertible senior notes (Note 10)	44	—
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000 shares authorized; 186 and 181 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	0	0
Additional paid-in capital	15,895	12,737
Accumulated other comprehensive loss	(40)	(36)
Accumulated deficit	(6,000)	(6,083)
Total stockholders' equity	9,855	6,618
Noncontrolling interests in subsidiaries	869	849
Total liabilities and equity	$38,135	$34,309

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Automotive sales	$4,911	$5,168	$9,804	$8,677
Automotive leasing	268	208	507	423
Total automotive revenues	5,179	5,376	10,311	9,100
Energy generation and storage	370	369	663	693
Services and other	487	605	1,047	1,098
Total revenues	6,036	6,350	12,021	10,891
Cost of revenues
Automotive sales	3,714	4,254	7,413	7,110
Automotive leasing	148	106	270	223
Total automotive cost of revenues	3,862	4,360	7,683	7,333
Energy generation and storage	349	326	631	642
Services and other	558	743	1,206	1,429
Total cost of revenues	4,769	5,429	9,520	9,404
Gross profit	1,267	921	2,501	1,487
Operating expenses
Research and development	279	324	603	664
Selling, general and administrative	661	647	1,288	1,351
Restructuring and other	—	117	—	161
Total operating expenses	940	1,088	1,891	2,176
Income (loss) from operations	327	(167)	610	(689)
Interest income	8	10	18	19
Interest expense	(170)	(172)	(339)	(330)
Other expense, net	(15)	(41)	(69)	(15)
Income (loss) before income taxes	150	(370)	220	(1,015)
Provision for income taxes	21	19	23	42
Net income (loss)	129	(389)	197	(1,057)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	25	19	77	53
Net income (loss) attributable to common stockholders	$104	$(408)	$120	$(1,110)
Net income (loss) per share of common stock attributable to common stockholders
Basic	$0.56	$(2.31)	0.65	$(6.40)
Diluted	$0.50	$(2.31)	0.59	$(6.40)
Weighted average shares used in computing net income (loss) per share of common stock
Basic	186	177	184	175
Diluted	207	177	203	175

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$129	$(389)	$197	$(1,057)
Other comprehensive income (loss):
Foreign currency translation adjustment	73	29	(4)	2
Comprehensive income (loss)	202	(360)	193	(1,055)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	25	19	77	53
Comprehensive income (loss) attributable to common stockholders	$177	$(379)	$116	$(1,108)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of March 31, 2019	$570	174	$0	$10,564	$(5,923)	$(35)	$4,606	$862	$5,468
Conversion feature of Convertible Senior Notes due in 2024	—	—	—	491	—	—	491	—	491
Purchase of convertible note hedges	—	—	—	(476)	—	—	(476)	—	(476)
Sales of warrants	—	—	—	174	—	—	174	—	174
Issuance of common stock for equity incentive awards and acquisitions, net of transaction costs	—	2	0	222	—	—	222	—	222
Issuance of common stock in May 2019 public offering at $243.00 per share, net of issuance costs of $15	—	3	0	848	—	—	848	—	848
Stock-based compensation	—	—	—	226	—	—	226	—	226
Contributions from noncontrolling interests	10	—	—	—	—	—	—	32	32
Distributions to noncontrolling interests	(26)	—	—	—	—	—	—	(33)	(33)
Other	—	—	—	3	—	—	3	—	3
Net income (loss)	26	—	—	—	(408)	—	(408)	(7)	(415)
Other comprehensive income	—	—	—	—	—	29	29	—	29
Balance as of June 30, 2019	$580	179	$0	$12,052	$(6,331)	$(6)	$5,715	$854	$6,569

	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Six Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of December 31, 2018	$556	173	$0	$10,249	$(5,318)	$(8)	$4,923	$834	$5,757
Adjustments for prior periods from adopting ASC 842	—	—	—	—	97	—	97	—	97
Conversion feature of Convertible Senior Notes due in 2024	—	—	—	491	—	—	491	—	491
Purchase of convertible note hedges	—	—	—	(476)	—	—	(476)	—	(476)
Sales of warrants	—	—	—	174	—	—	174	—	174
Issuance of common stock for equity incentive awards and acquisitions, net of transaction costs	—	3	0	315	—	—	315	—	315
Issuance of common stock in May 2019 public offering at $243.00 per share, net of issuance costs of $15	—	3	0	848	—	—	848	—	848
Stock-based compensation	—	—	—	456	—	—	456	—	456
Contributions from noncontrolling interests	41	—	—	—	—	—	—	48	48
Distributions to noncontrolling interests	(37)	—	—	—	—	—	—	(61)	(61)
Buy-outs of noncontrolling interests	—	—	—	(8)	—	—	(8)	—	(8)
Other	—	—	—	3	—	—	3	—	3
Net income (loss)	20	—	—	—	(1,110)	—	(1,110)	33	(1,077)
Other comprehensive income	—	—	—	—	—	2	2	—	2
Balance as of June 30, 2019	$580	179	$0	$12,052	$(6,331)	$(6)	$5,715	$854	$6,569

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended June 30, 2020	Interests	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of March 31, 2020	$632	185	$0	$15,390	$(6,104)	$(113)	$9,173	$867	$10,040
Reclassification from mezzanine equity to equity for 1.25% Convertible Senior Notes due in 2021	—	—	—	16	—	—	16	—	16
Exercises of conversion feature of convertible senior notes	—	0	0	65	—	—	65	—	65
Issuance of common stock for equity incentive awards	—	1	0	57	—	—	57	—	57
Stock-based compensation	—	—	—	367	—	—	367	—	367
Distributions to noncontrolling interests	(13)	—	—	—	—	—	—	(27)	(27)
Other	(2)	—	—	—	—	—	—	—	—
Net income	(4)	—	—	—	104	—	104	29	133
Other comprehensive income	—	—	—	—	—	73	73	—	73
Balance as of June 30, 2020	$613	186	$0	$15,895	$(6,000)	$(40)	$9,855	$869	$10,724

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Six Months Ended June 30, 2020	Interests	Shares	Amount	Capital	Deficit	Income	Equity	Subsidiaries	Equity
Balance as of December 31, 2019	$643	181	$0	$12,737	$(6,083)	$(36)	$6,618	$849	$7,467
Adjustments for prior periods from adopting ASU 2016-13	—	—	—	—	(37)	—	(37)	—	(37)
Reclassification from equity to mezzanine equity for 1.25% Convertible Senior Notes due in 2021	—	—	—	(44)	—	—	(44)	—	(44)
Exercises of conversion feature of convertible senior notes	—	—	—	65	—	—	65	—	65
Issuance of common stock for equity incentive awards	—	2	0	217	—	—	217	—	217
Issuance of common stock in February 2020 public offering at $767.00 per share, net of issuance costs of $28	—	3	0	2,309	—	—	2,309	—	2,309
Stock-based compensation	—	—	—	611	—	—	611	—	611
Contributions from noncontrolling interests	2	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	(27)	—	—	—	—	—	—	(77)	(77)
Other	(2)	—	—	—	—	—	—	—	—
Net income	(3)	—	—	—	120	—	120	80	200
Other comprehensive loss	—	—	—	—	—	(4)	(4)	—	(4)
Balance as of June 30, 2020	$613	186	$0	$15,895	$(6,000)	$(40)	$9,855	$869	$10,724

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$197	$(1,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment	1,120	1,047
Stock-based compensation	558	418
Amortization of debt discounts and issuance costs	94	82
Inventory and purchase commitments write-downs	88	116
Loss on disposals of fixed assets	12	48
Foreign currency transaction net loss (gain)	38	(11)
Non-cash interest and other operating activities	110	157
Operating cash flow related to repayment of discounted convertible notes	—	(188)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(236)	(168)
Inventory	(535)	(352)
Operating lease vehicles	(330)	(176)
Prepaid expenses and other current assets	(301)	(139)
Other non-current assets	(16)	42
Accounts payable and accrued liabilities	(372)	87
Deferred revenue	(20)	476
Customer deposits	5	(160)
Other long-term liabilities	112	2
Net cash provided by operating activities	524	224
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(1,001)	(530)
Purchases of solar energy systems, net of sales	(46)	(43)
Receipt of government grants	1	—
Purchase of intangible assets	—	(5)
Business combinations, net of cash acquired	—	31
Net cash used in investing activities	(1,046)	(547)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings, net of issuance costs	2,309	848
Proceeds from issuances of convertible and other debt	4,946	5,008
Repayments of convertible and other debt	(4,226)	(3,700)
Collateralized lease repayments	(168)	(219)
Proceeds from exercises of stock options and other stock issuances	217	96
Principal payments on finance leases	(154)	(143)
Debt issuance costs	—	(30)
Purchase of convertible note hedges	—	(476)
Proceeds from issuance of warrants	—	174
Proceeds from investments by noncontrolling interests in subsidiaries	19	89
Distributions paid to noncontrolling interests in subsidiaries	(110)	(149)
Payments for buy-outs of noncontrolling interests in subsidiaries	(2)	(8)
Net cash provided by financing activities	2,831	1,490
Effect of exchange rate changes on cash and cash equivalents and restricted cash	14	5
Net increase in cash and cash equivalents and restricted cash	2,323	1,172
Cash and cash equivalents and restricted cash, beginning of period	6,783	4,277
Cash and cash equivalents and restricted cash, end of period	$9,106	$5,449
Supplemental Non-Cash Investing and Financing Activities
Equity issued in connection with business combination	$—	$207
Acquisitions of property and equipment included in liabilities	$668	$287
Leased assets obtained in exchange for finance lease liabilities	$54	$469
Leased assets obtained in exchange for operating lease liabilities	$187	$119

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Overview

Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003. We design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell solar energy generation and energy storage products. Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes our company, manages resource allocations and measures performance among two operating and reportable segments: (i) automotive and (ii) energy generation and storage.

As of and following June 30, 2020, there has continued to be widespread impact to the global economy from the coronavirus disease (“COVID-19”) pandemic. We had temporarily suspended operations at each of our manufacturing facilities worldwide at some point during the first half of 2020 as a result of government requirements or to accommodate related challenges for our employees, their families and our suppliers. Certain of our suppliers and partners, including Panasonic, our partner that manufactures lithium-ion battery cells for our products at our Gigafactory Nevada, also experienced such temporary suspensions. We had also instituted temporary labor cost reduction measures by furloughing certain of our hourly employees, reducing most salaried employees’ base salaries globally and reducing our bonus and commission structures while our U.S. operations were scaled back. Exiting the second quarter of 2020, however, we have resumed operations at all of our manufacturing facilities, continue to increase our output and add additional capacity, and are working with each of our suppliers and government agencies on meeting, ramping and sustaining our production. On the other hand, certain government regulations and public advisories, as well as shifting social behaviors, that have temporarily or sporadically limited or closed non-essential transportation, government functions, business activities and person-to-person interactions remain in place. In some cases, the relaxation of such trends has been followed by a return to stringent restrictions. We cannot predict the duration or direction of such trends, which have also adversely affected and may in the future affect our operations.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of June 30, 2020, the consolidated statements of operations, the consolidated statements of comprehensive income (loss), the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

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

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Automotive sales without resale value guarantee	$4,423	$4,919	$8,790	$8,602
Automotive sales with resale value guarantee (1)	60	138	232	(252)
Automotive regulatory credits	428	111	782	327
Energy generation and storage sales	225	226	398	438
Services and other	487	605	1,047	1,098
Total revenues from sales and services	5,623	5,999	11,249	10,213
Automotive leasing	268	208	507	423
Energy generation and storage leasing	145	143	265	255
Total revenues	$6,036	$6,350	$12,021	$10,891

(1)

Due to pricing adjustments we made to our vehicle offerings in the first half of 2019 and in the second quarter of 2020, we estimated that there was a greater likelihood that customers would exercise their buyback options and adjusted our sales return reserve on vehicles previously sold under our buyback options program, which resulted in a reduction of automotive sales with resale value guarantee. For the three and six months ended June 30, 2020, price adjustments resulted in a reduction of automotive sales with resale value guarantee of $60 million. For the three and six months ended June 30, 2019, price adjustments resulted in a reduction of automotive sales with resale value guarantee of $64 million and $565 million, respectively. The amounts presented represent automotive sales with resale value guarantee net of such pricing adjustments’ impact.

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

Deferred revenue related to the access to our Supercharger network, internet connectivity and Full Self Driving (“FSD”) features and over-the-air software updates on automotive sales with and without resale value guarantee amounted to $1.61 billion and $1.47 billion as of June 30, 2020 and December 31, 2019, respectively. Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2019 and 2018 was $149 million and $114 million for the six months ended June 30, 2020 and 2019, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees, we expect to recognize $876 million of revenue in the next 12 months. The remaining balance will be recognized over the various performance periods of the obligations, which is up to the eight-year life of the vehicle.

At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable consideration related to future product returns. Such estimates are based on historical experience. On a quarterly basis, we assess the estimated market values of vehicles under our buyback options program to determine whether there will be changes to future product returns. As we accumulate more data related to the buyback values of our vehicles or as market conditions change, there may be material changes to their estimated values. Due to price adjustments we made to our vehicle offerings during the three months ended June 30, 2020, we estimated that there is a greater likelihood that customers will exercise their buyback options that were provided prior to such adjustments. As a result, along with the estimated variable consideration related to normal future product returns for vehicles sold under the buyback options program in the second quarter, we adjusted our sales return reserve on vehicles previously sold under our buyback options program resulting in a reduction of automotive sales revenues of $60 million for the three months ended June 30, 2020. If customers elect to exercise the buyback option, we expect to be able to subsequently resell the returned vehicles, which resulted in a corresponding reduction in automotive cost of sales of $37 million for the three months ended June 30, 2020. The net impact was $23 million reduction in gross profit for the three months ended June 30, 2020.

With the exception of two programs which are discussed within the Automotive Leasing Revenue section, we recognize revenue when control transfers upon delivery to customers as a sale with a right of return as we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them. The total sales return reserve on vehicles previously sold under our buyback options program was $650 million and $639 million as of June 30, 2020 and December 31, 2019, respectively, of which $124 million and $93 million was short term, respectively.

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

We recognize revenue on the sale of automotive regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive revenue in the consolidated statements of operations. Deferred revenue related to sales of automotive regulatory credits was $0 million and $140 million as of June 30, 2020 and December 31, 2019, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2019 was $140 million for the six months ended June 30, 2020.

Automotive Leasing Revenue

Automotive leasing revenue includes revenue recognized under lease accounting guidance for our direct leasing programs as well as the two programs with resale value guarantees described below.

Vehicle Sales to Leasing Partners with a Resale Value Guarantee and a Buyback Option

The maximum amount we could be required to pay under our collateralized lease borrowing program, should we decide to repurchase all vehicles, was $98 million and $214 million as of June 30, 2020 and December 31, 2019, respectively, including $61 million within a 12-month period from June 30, 2020. As of June 30, 2020 and December 31, 2019, we had $106 million and $238 million, respectively, of collateralized lease borrowings recorded in accrued liabilities and other and other long-term liabilities, and $16 million and $29 million, respectively, recorded in deferred revenue liability. For the three and six months ended June 30, 2020, we recognized $19 million and $52 million, respectively, of leasing revenue related to this program, and $50 million and $103 million, respectively, for the same periods in 2019. The net carrying amount of operating lease vehicles under this program was $88 million and $190 million as of June 30, 2020 and December 31, 2019, respectively.

Vehicle Sales to Customers with a Resale Value Guarantee where Exercise is Probable

As of June 30, 2020, we had an immaterial amount of resale value guarantees where exercise is probable recorded in accrued liabilities and other. As of December 31, 2019, we had  $115 million of resale value guarantees where exercise is probable recorded in accrued liabilities and other. For the three and six months ended June 30, 2020, we recognized $66 million and $101 million, respectively, of leasing revenue related to this program, and $37 million and $85 million, respectively, for the same periods in 2019. The net carrying amount of operating lease vehicles under this program was immaterial  as of June 30, 2020 and $83 million as of  December 31, 2019. This portfolio will wind down completely in the third quarter of 2020.

Energy Generation and Storage Sales

As of June 30, 2020 and December 31, 2019, deferred revenue related to non-refundable customer prepayments, remote monitoring service, and operations and maintenance service amounted to $172 million and $156 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2019 and 2018 was $28 million and $22 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $105 million. Of this amount, we expect to recognize $5 million in the next 12 months and the remaining over a period of up to 28 years.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2020 and December 31, 2019, the aggregate balances of our gross unrecognized tax benefits were $276 million and $273 million, respectively, of which $250 million and $247 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

Net Income (Loss) per Share of Common Stock Attributable to Common Stockholders

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. During the six months ended June 30, 2019, we increased net loss attributable to common stockholders by $8 million to arrive at the numerator used to calculate net loss per share. This adjustment represents the difference between the cash we paid to the financing fund investor for their noncontrolling interest in one of our subsidiaries and the carrying amount of the noncontrolling interest on our consolidated balance sheet, in accordance with ASC 260, Earnings per Share. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. Since we intend to settle or have settled in cash the principal outstanding under our 0.25% Convertible Senior Notes due in 2019, 1.25% Convertible Senior Notes due in 2021, 2.375% Convertible Senior Notes due in 2022, 2.00% Convertible Senior Notes due in 2024 and our subsidiary’s 5.50% Convertible Senior Notes due in 2022, we use the treasury stock method applied using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our notes, we entered into convertible note hedges and warrants (see Note 10, Debt). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants which have a strike price above our average share price during the period were out of the money and were not included in the tables below.

The following table presents the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) per share of common stock attributable to common stockholders, basic
Net income (loss) attributable to common stockholders	$104	$(408)	$120	$(1,110)
Less: Buy-out of noncontrolling interest	—	—	—	8
Net income (loss) used in computing net income (loss) per share of common stock, basic	104	(408)	120	(1,118)
Weighted average shares used in computing net income (loss) per share of common stock, basic	186	177	184	175
Net income (loss) per share of common stock attributable to common stockholders, basic	$0.56	$(2.31)	$0.65	$(6.40)

Net income (loss) per share of common stock attributable to common stockholders, diluted
Net income (loss) attributable to common stockholders	$104	$(408)	$120	$(1,110)
Less: Buy-out of noncontrolling interest	—	—		8
Net income (loss) used in computing net income (loss) per share of common stock, diluted	104	(408)	120	(1,118)
Weighted average shares used in computing net income (loss) per share of common stock, basic	186	177	184	175
Add:
Stock-based awards	10	—	10	—
Convertible senior notes	8	—	7	—
Warrants	3	—	2	—
Weighted average shares used in computing net income (loss) per share of common stock, diluted	207	177	203	175
Net income (loss) per share of common stock attributable to common stockholders, diluted	$0.50	$(2.31)	$0.59	$(6.40)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based awards	0	13	0	12
Convertible senior notes	0	1	0	1

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to receivables from financial institutions and leasing companies offering various financing products to our customers, sales of energy generation and storage products, sales of regulatory credits to other automotive manufacturers, government rebates and maintenance services on vehicles owned by leasing companies. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates, depending upon the specific jurisdictions issuing them, can take more than six months to be collected. These various factors may have a significant impact on our accounts receivable balance from period to period.

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

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	June 30,	December 31,	June 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$8,615	$6,268	$4,955	$3,686
Restricted cash included in prepaid expenses and other current assets	203	246	128	193
Restricted cash included in other non-current assets	288	269	366	398
Total as presented in the consolidated statements of cash flows	$9,106	$6,783	$5,449	$4,277

MyPower Customer Notes Receivable

We have customer notes receivable under the legacy MyPower loan program. MyPower was offered by one of our subsidiaries to provide residential customers with the option to finance the purchase of a solar energy system through a 30-year loan. The outstanding balances, net of any allowance for credit losses, are presented on the consolidated balance sheet as a component of prepaid expenses and other current assets for the current portion and as other non-current assets for the long-term portion. We adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASC 326”) on January 1, 2020 on a modified retrospective basis. Under ASC 326, expected credit loss for customer notes receivable are measured on a collective basis and are determined as the difference between the amortized cost basis and the present value of cash flows expected to be collected. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. We write-off customer notes receivable when they are deemed uncollectible and the amount of potentially uncollectible amounts has been insignificant. Using a modified retrospective approach for the impact upon adoption, we recorded an increase to the allowance for credit losses of $37 million on January 1, 2020, with an offset to accumulated deficit. As of June 30, 2020 and December 31, 2019, the total outstanding balance of MyPower customer notes receivable, net of allowance for credit losses, was $351 million and $402 million, respectively, of which $10 million and $9 million was due in the next 12 months as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the allowance for credit losses was $45 million. In addition, there were no material non-accrual or past due customer notes receivable as of June 30, 2020.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable, convertible note hedges, and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of June 30, 2020, one entity represented 10% or more of our total accounts receivable balance, which was related to sales of regulatory credits. As of December 31, 2019, no entity represented 10% of our total accounts receivable balance. The risk of concentration for our interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Although we have resumed operations at all of our manufacturing facilities, continue to increase our output and add additional capacity, and are working with each of our suppliers and government agencies on meeting, ramping and sustaining our production, our ability to sustain this trajectory depends, among other things, on the readiness and solvency of our suppliers and vendors through any macroeconomic factors resulting from the COVID-19 pandemic.

Operating Lease Vehicles

The gross cost of operating lease vehicles as of June 30, 2020 and December 31, 2019 was $2.93 billion and $2.85 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $408 million and $406 million, as of June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accrued warranty—beginning of period	$1,130	$844	$1,089	$748
Warranty costs incurred	(62)	(61)	(143)	(115)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	9	5	12	42
Provision for warranty	120	153	239	266
Accrued warranty—end of period	$1,197	$941	$1,197	$941

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU as of June 30, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements.

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

Note 3 – Intangible Assets

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$291	$(92)	$—	$199	$291	$(72)	$1	$220
Trade names	3	(1)	—	2	3	(1)	1	3
Favorable contracts and leases, net	113	(28)	—	85	113	(24)	—	89
Other	38	(17)	—	21	38	(16)	—	22
Total finite-lived intangible assets	445	(138)	—	307	445	(113)	2	334
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	5	—	—	5	5	—	—	5
Total intangible assets	$450	$(138)	$—	$312	$450	$(113)	$2	$339

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

Six months ending December 31, 2020	$25
2021	49
2022	48
2023	42
2024	27
Thereafter	116
Total	$307

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

	June 30, 2020				December 31, 2019
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents)	$4,071	$4,071	$—	$—	$1,632	$1,632	$—	$—
Interest rate swap assets	—	—	—	—	1	—	1	—
Interest rate swap liabilities	(69)	—	(69)	—	(27)	—	(27)	—
Total	$4,002	$4,071	$(69)	$—	$1,606	$1,632	$(26)	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

Interest Rate Swaps

We enter into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by certain of our lenders. We do not designate our interest rate swaps as hedging instruments. Accordingly, our interest rate swaps are recorded at fair value on the consolidated balance sheets within other non-current assets or other long-term liabilities, with any changes in their fair values recognized as other expense, net, in the consolidated statements of operations and with any cash flows recognized as operating activities in the consolidated statements of cash flows. Our interest rate swaps outstanding were as follows (in millions):

	June 30, 2020			December 31, 2019
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$839	$—	$69	$821	$1	$27

Our interest rate swaps activity was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross losses	$3	$19	$42	$38

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments other than our 1.25% Convertible Senior Notes due in 2021, 2.375% Convertible Senior Notes due in 2022, 2.00% Convertible Senior Notes due in 2024, our subsidiary’s Zero-Coupon Convertible Senior Notes due in 2020 and our subsidiary’s 5.50% Convertible Senior Notes due in 2022 (collectively referred to as “Convertible Senior Notes” below), 5.30% Senior Notes due in 2025, solar asset-backed notes and solar loan-backed notes approximate their fair values.

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

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$3,758	$14,098	$3,729	$6,110
5.30% Senior Notes due in 2025	$1,784	$1,814	$1,782	$1,748
Solar asset-backed notes	$1,135	$1,122	$1,155	$1,211
Solar loan-backed notes	$161	$166	$175	$189

Note 5 – Inventory

Our inventory consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Raw materials	$1,842	$1,428
Work in process	420	362
Finished goods (1)	1,379	1,356
Service parts	377	406
Total	$4,018	$3,552

(1)	Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for sale, used vehicles, energy storage products and Solar Roof products available for sale.

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2020, we recorded write-downs of $37 million and $82 million, respectively, in cost of revenues. During the three and six months ended June 30, 2019, we recorded write-downs of $25 million and $89 million, respectively, in cost of revenues.

Note 6 – Solar Energy Systems, Net

Solar energy systems, net, consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Solar energy systems in service	$6,722	$6,682
Initial direct costs related to customer solar energy system lease acquisition costs	103	102
	6,825	6,784
Less: accumulated depreciation and amortization	(839)	(723)
	5,986	6,061
Solar energy systems under construction	28	18
Solar energy systems pending interconnection	55	59
Solar energy systems, net (1)	$6,069	$6,138

(1)	As of June 30, 2020 and December 31, 2019, solar energy systems, net, included $36 million of gross finance leased assets with accumulated depreciation and amortization of $6 million.

Note 7 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Machinery, equipment, vehicles and office furniture	$7,687	$7,167
Tooling	1,711	1,493
Leasehold improvements	1,157	1,087
Land and buildings	3,172	3,024
Computer equipment, hardware and software	700	595
Construction in progress	1,012	764
	15,439	14,130
Less: Accumulated depreciation	(4,430)	(3,734)
Total	$11,009	$10,396

Construction in progress is primarily comprised of equipment and tooling related to the manufacturing of our products, Gigafactory Shanghai expansion and Gigafactory Berlin construction. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and six months ended June 30, 2020, we capitalized $10 million and $20 million, respectively, of interest. During the three and six months ended June 30, 2019, we capitalized $7 million and $15 million, respectively, of interest.

Depreciation expense during the three and six months ended June 30, 2020 was $356 million and $727 million, respectively. Depreciation expense during the three and six months ended June 30, 2019 was $335 million and $634 million, respectively. Gross property plant and equipment under finance leases as of June 30, 2020 and December 31, 2019 was $2.12 billion and $2.08 billion, respectively, with accumulated depreciation of $617 million and $483 million, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of June 30, 2020 and December 31, 2019, we had cumulatively capitalized costs of $1.75 billion and $1.73 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

In July 2020, we entered into a Purchase and Sale Agreement to purchase a property located near Austin, Texas.

Note 8 – Accrued Liabilities and Other

As of June 30, 2020 and December 31, 2019, accrued liabilities and other current liabilities consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Accrued purchases (1)	$782	$638
Payroll and related costs	495	466
Taxes payable	484	611
Accrued interest	91	86
Financing obligation, current portion	47	57
Accrued warranty reserve, current portion	384	344
Sales return reserve, current portion	345	272
Resale value guarantees, current portion	70	317
Operating lease liabilities, current portion	233	228
Other current liabilities	179	203
Total	$3,110	$3,222

(1)

Accrued purchases primarily reflects receipts of goods and services that we had not been invoiced yet. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.

Note 9 – Other Long-Term Liabilities

As of June 30, 2020 and December 31, 2019, other long-term liabilities consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Accrued warranty reserve	$812	$745
Financing obligation	42	37
Sales return reserve	529	545
Resale value guarantees	36	36
Operating lease liabilities	1,016	956
Other non-current liabilities	435	372
Total other long-term liabilities	$2,870	$2,691

Note 10 –Debt

The following is a summary of our debt and finance leases as of June 30, 2020 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
1.25% Convertible Senior Notes due in 2021 ("2021 Notes")	$1,336	$—	$1,380	$—	1.25%	March 2021
2.375% Convertible Senior Notes due in 2022 ("2022 Notes")	—	918	977	—	2.375%	March 2022
2.00% Convertible Senior Notes due in 2024 ("2024 Notes")	—	1,425	1,839	—	2.00%	May 2024
5.30% Senior Notes due in 2025 ("2025 Notes")	—	1,784	1,800	—	5.30%	August 2025
Credit Agreement	—	1,550	1,550	575	1.2% - 3.3%	July 2023
Zero-Coupon Convertible Senior Notes due in 2020	35	—	36	—	0.0%	December 2020
Solar Bonds and other Loans	5	53	60	—	3.6%-5.8%	July 2020 - January 2031
Total recourse debt	1,376	5,730	7,642	575
Non-recourse debt:
Automotive Asset-backed Notes	650	667	1,323	—	2.0%-7.9%	December 2020-May 2023
Solar Asset-backed Notes	37	1,098	1,162	—	3.1%-7.7%	September 2024-February 2048
China Loan Agreements	945	517	1,462	1,388	3.5%-4.0%	September 2020-December 2024
Cash Equity Debt	13	423	448	—	5.3%-5.8%	July 2033-January 2035
Solar Loan-backed Notes	12	149	167	—	4.8%-7.5%	September 2048-September 2049
Warehouse Agreements	92	589	681	419	1.6%-2.2%	September 2021
Solar Term Loans	158	—	158	—	4.5%	January 2021
Canada Credit Facility	18	7	25	—	4.2%-5.8%	November 2022
Solar Renewable Energy Credit and other Loans	16	67	83	—	3.5%-6.6%	July 2020-June 2022
Total non-recourse debt	1,941	3,517	5,509	1,807
Total debt	3,317	9,247	$13,151	$2,382
Finance leases	362	1,169
Total debt and finance leases	$3,679	$10,416

The following is a summary of our debt and finance leases as of December 31, 2019 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2021 Notes	$—	$1,304	$1,380	$—	1.25%	March 2021
2022 Notes	—	902	978	—	2.375%	March 2022
2024 Notes	—	1,383	1,840	—	2.00%	May 2024
2025 Notes	—	1,782	1,800	—	5.30%	August 2025
Credit Agreement	141	1,586	1,727	499	2.7%-4.8%	June 2020-July 2023
Zero-Coupon Convertible Senior Notes due in 2020	97	—	103	—	0.0%	December 2020
Solar Bonds and other Loans	15	53	70	—	3.6%-5.8%	March 2020-January 2031
Total recourse debt	253	7,010	7,898	499
Non-recourse debt:
Automotive Asset-backed Notes	573	997	1,577	—	2.0%-7.9%	February 2020- May 2023
Solar Asset-backed Notes	32	1,123	1,183	—	4.0%-7.7%	September 2024-February 2048
China Loan Agreements	444	297	741	1,542	3.7%-4.0%	September 2020-December 2024
Cash Equity Debt	10	430	454	—	5.3%-5.8%	July 2033-January 2035
Solar Loan-backed Notes	11	164	182	—	4.8%-7.5%	September 2048-September 2049
Warehouse Agreements	21	146	167	933	3.1%-3.6%	September 2021
Solar Term Loans	8	152	161	—	5.4%	January 2021
Canada Credit Facility	24	16	40	—	4.2%-5.9%	November 2022
Solar Renewable Energy Credit and other Loans	23	67	89	6	4.5%-7.4%	March 2020-June 2022
Total non-recourse debt	1,146	3,392	4,594	2,481
Total debt	1,399	10,402	$12,492	$2,980
Finance leases	386	1,232
Total debt and finance leases	$1,785	$11,634

(1)

There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities and financing funds, except as may be described in the notes to the consolidated financial statements included in our reports on Form 10-K and Form 10-Q filed subsequent to December 31, 2019 (such as specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets).

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts or deferred financing costs. As of June 30, 2020, we were in material compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

2021 Notes, 2022 Notes and 2024 Notes

During the first quarter of 2020, we classified the carrying value of our 2021 Notes as current liabilities as the maturity date of the 2021 Notes is March 2021. During the first two quarters of 2020, the closing price of our common stock exceeded 130% of the applicable conversion price of each of our 2021 Notes, 2022 Notes and 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter; causing the 2021 Notes, 2022 Notes and 2024 Notes to be convertible by their holders during the second and third quarters of 2020. As the settlement of conversion of the 2021 Notes would be in cash for the principal amount and, if applicable, cash and/or shares of our common stock for any conversion premium at our election, we reclassified $44 million, representing the difference between the aggregate principal of our 2021 Notes and the carrying value as of June 30, 2020, as mezzanine equity from permanent equity on our consolidated balance sheet as of June 30, 2020. As the settlement of conversion of the 2022 Notes and 2024 Notes would be in cash, shares of our common stock or a combination thereof is at our election, the liability is classified as non-current. Should the closing price conditions be met in a future quarter for any of these notes, such notes will be convertible at their holders’ option during the immediately following quarter.

Credit Agreement

In March 2020, we upsized our senior asset-based revolving credit agreement (the “Credit Agreement”) by $100 million, which matures July 2023, to $2.525 billion. In June 2020, $197 million of commitment under the Credit Agreement expired in accordance with its terms and the total commitment decreased to $2.328 billion.

Zero-Coupon Convertible Senior Notes due in 2020

During the second quarter of 2020, $67 million in aggregate principal amount of the Zero-Coupon Convertible Senior Notes due in 2020 were converted, pursuant to which we issued 223,320 shares of our common stock to the holders of such notes.

China Loan Agreements

In May 2020, one of our subsidiaries entered into an additional Working Capital Loan Contract (the “2020 China Working Capital Facility”) with a lender in China for an unsecured revolving facility of up to RMB 4.00 billion (or the equivalent amount drawn in U.S. dollars), to be used for expenditures related to production at our Gigafactory Shanghai. Borrowed funds bear interest at an annual rate of: (i) for RMB-denominated loans, the market quoted interest rate published by an authority designated by the People’s Bank of China minus 0.35%, (ii) for U.S. dollar-denominated loans, the sum of one-year LIBOR plus 0.8%. The 2020 China Working Capital Facility is non-recourse to our assets and will mature in June 2021, the first anniversary of the first borrowing under the loan.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which includes the 0.25% Convertible Senior Notes due in 2019 (matured in March 2019), the 2021 Notes, the 2022 Notes and the 2024 Notes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest coupon	$19	$16	$39	$26
Amortization of debt issuance costs	2	1	4	3
Amortization of debt discounts	44	33	88	61
Total	$65	$50	$131	$90

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

As of June 30, 2020, 11 million shares were reserved and available for issuance under the 2019 Plan.

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 20,264,042 stock option awards to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), has been met, and (ii) any one of the following eight operational milestones focused on total revenue or eight operational milestones focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters on an annualized basis. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $350.02 per share, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational milestones as of June 30, 2020 was as follows:

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved and certified	$1.5	Achieved
$35.0	Probable	$3.0	Achieved
$55.0	-	$4.5	Probable
$75.0	-	$6.0	-
$100.0	-	$8.0	-
$125.0	-	$10.0	-
$150.0	-	$12.0	-
$175.0	-	$14.0	-

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

During the three months ended June 30, 2020, the first tranche of the 2018 CEO Performance Award vested upon certification by the Board of Directors that the first market capitalization milestone of $100.0 billion and the operational milestone of $20.0 billion annualized revenue had been met. Additionally, on July 24, 2020, the second tranche of the 2018 CEO Performance Award vested upon certification by the Board of Directors that the second market capitalization milestone of $150.0 billion and the operational milestone of $1.5 billion Adjusted EBITDA had been met. Therefore, the remaining unamortized expense of $95 million associated with such tranche, which was previously expected to be recognized ratably in future quarters through the first quarter of 2022 as determined on the grant date, will be accelerated into the third quarter of 2020. If the value of Tesla’s closing stock price continues near or higher than the levels seen in late July 2020, the third market capitalization milestone of $200.0 billion is expected to be met during the third quarter of 2020. In such event, subject to certification by our Board of Directors, the third tranche under the 2018 CEO Performance Award would vest. If the third tranche of the 2018 CEO Performance Award vests during the third quarter of 2020, the remaining unamortized expense of $118 million for that tranche, which was expected to be recognized ratably in future quarters through the first quarter of 2023 as determined on the grant date, would be accelerated into the third quarter of 2020.

As of June 30, 2020, we had $502 million of total unrecognized stock-based compensation expense for the operational milestones that were considered probable of achievement and achieved but not yet vested, which will be recognized over a weighted-average period of 2.9 years. As of June 30, 2020, we had unrecognized stock-based compensation expense of $1.08 billion for the operational milestones that were considered not probable of achievement. For the three and six months ended June 30, 2020, we recorded stock-based compensation expense of $167 million and $233 million, respectively, related to the 2018 CEO Performance Award, and $56 million and $111 million, respectively, for the same periods in 2019.

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

As of June 30, 2020, the following performance milestones had been achieved:

•	Completion of the first Model X production vehicle;
•	Completion of the first Model 3 production vehicle; and
•	Aggregate production of 100,000 vehicles in a trailing 12-month period.

We begin recognizing stock-based compensation expense as each performance milestone becomes probable of achievement. As of June 30, 2020, we had unrecognized stock-based compensation expense of $4 million for the performance milestone that was considered not probable of achievement. For the three and six months ended June 30, 2020, and for the same periods in 2019, we did not record any additional stock-based compensation related to these awards.

2012 CEO Performance Award

In August 2012, our Board of Directors granted 5,274,901 stock option awards to our CEO (the “2012 CEO Performance Award”). The 2012 CEO Performance Award consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. Each vesting tranche requires a combination of a pre-determined performance milestone and an incremental increase in our market capitalization of $4.00 billion, as compared to our initial market capitalization of $3.20 billion at the time of grant. As of June 30, 2020, the market capitalization conditions for all of the vesting tranches and the following performance milestones had been achieved:

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

We begin recognizing stock-based compensation expense as each milestone becomes probable of achievement. As of June 30, 2020, we had unrecognized stock-based compensation expense of $6 million for the performance milestone that was considered not probable of achievement. For the three and six months ended June 30, 2020, and for the same periods in 2019, we did not record any additional stock-based compensation expense related to the 2012 CEO Performance Award.

Our CEO historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at our CEO’s request, we eliminated altogether the earning and accrual of his base salary.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$52	$35	$85	$62
Research and development	73	71	138	143
Selling, general and administrative	222	103	335	210
Restructuring and other	—	1	—	3
Total	$347	$210	$558	$418

We realized no income tax benefit from stock option exercises in each of the periods presented due to cumulative losses and valuation allowances. As of June 30, 2020, we had $1.66 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.7 years.

Note 12 – Commitments and Contingencies

Operating Lease Arrangement in Buffalo, New York

We have an operating lease through the Research Foundation for the State University of New York (the “SUNY Foundation”) for a manufacturing facility constructed on behalf of the SUNY Foundation, which was completed in April 2018. We use this facility, referred to as Gigafactory New York, primarily for the development and production of our Solar Roof and other solar products and components, energy storage components, and Supercharger components, and for other lessor-approved functions.  Under the lease and a related research and development agreement, on behalf of the SUNY Foundation, we have and will continue to install certain utilities and other improvements and acquire certain equipment designated by us to be used in the manufacturing facility.

Under the terms of the operating lease arrangement, as amended, we are required to achieve specific operational milestones during the initial lease term, which include minimum in-state personnel requirements and a requirement to spend or incur $5.00  billion in combined capital, operational expenses and other costs in the State of New York, as measured during the 10-year period beginning April 30, 2018. On an annual basis during the initial lease term, as measured on each anniversary of such date, if we fail to meet these specified investment and job creation requirements, then we would be obligated to pay a $41 million “program payment” to the SUNY Foundation for each year that we fail to meet these requirements. Furthermore, if the arrangement is terminated due to a material breach by us, then additional amounts might become payable by us.

In April 2020, the government agency overseeing our agreement with the SUNY Foundation for the construction and use of Gigafactory New York issued guidance that all obligations relating to investment and employment targets under certain of its projects, including our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, may be deferred for a one-year period upon such agency’s approval of an application for relief by the obligor. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted such deferral, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. Moreover, as we had exceeded our investment and employment obligations under this agreement prior to such mandated reduction of operations, we do not currently expect any issues meeting all applicable future obligations under this agreement. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or substantial payments to the SUNY Foundation.

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

Legal Proceedings

Securities Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Tesla challenging our acquisition of SolarCity. Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, and the Delaware Supreme Court denied that request without ruling on the merits but electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018, and mediations were held on June 10, 2019. Plaintiffs and defendants filed respective motions for summary judgment on August 25, 2019, and further mediations were held on October 3, 2019. The Court held a hearing on the motions for summary judgment on November 4, 2019. On January 22, 2020, all of the director defendants except Elon Musk reached a settlement to resolve the lawsuit against them for an amount that would be paid entirely under the applicable insurance policy. The settlement, which does not involve an admission of any wrongdoing by any party, is subject to approval by the Court, and a fairness hearing is set for August 27, 2020. Tesla will receive such amount, which would be recognized as a gain in its financial statements, if the settlement is approved by the Court. On February 4, 2020, the Court issued a ruling that denied plaintiffs’ previously-filed motion and granted in part and denied in part defendants’ previously-filed motion.  Fact and expert discovery is complete, and the case was set for trial in March 2020 until it was postponed by the Court due to safety precautions concerning COVID-19. The current tentative dates for the trial are from March 29 to April 12, 2021, subject to change based on any further safety measures implemented by the Court.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, two of its current officers, and a former officer. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding Tesla’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court granted defendants’ motion to dismiss with leave to amend.  Plaintiffs filed their amended complaint on September 28, 2018, and defendants filed a motion to dismiss the amended complaint on February 15, 2019.  The hearing on the motion to dismiss was held on March 22, 2019, and on March 25, 2019, the Court ruled in favor of defendants and dismissed the complaint with prejudice.  On April 8, 2019, plaintiffs filed a notice of appeal and on July 17, 2019 filed their opening brief. We filed our opposition on September 16, 2019. A hearing on the appeal before the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) was held on April 30, 2020, and the parties await a ruling. We continue to believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

On October 26, 2018, in a similar action, a purported stockholder class action was filed in the Superior Court of California in Santa Clara County against Tesla, Elon Musk, and seven initial purchasers in an offering of debt securities by Tesla in August 2017. The complaint alleges misrepresentations made by Tesla regarding the number of Model 3 vehicles Tesla expected to produce by the end of 2017 in connection with such offering and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities in such offering. Tesla thereafter removed the case to federal court.  On January 22, 2019, plaintiff abandoned its effort to proceed in state court, instead filing an amended complaint against Tesla, Elon Musk and seven initial purchasers in the debt offering before the same judge in the U.S. District Court for the Northern District of California who is hearing the above-referenced earlier filed federal case.  On February 5, 2019, the Court stayed this new case pending a ruling on the motion to dismiss the complaint in such earlier filed federal case.  After such earlier filed federal case was dismissed, defendants filed a motion on July 2, 2019 to dismiss this case as well. This case is now stayed pending a ruling from the appellate court on such earlier filed federal case with an agreement that if defendants prevail on appeal in such case, this case will be dismissed. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment, and that such board members breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint; plaintiff filed its opposition brief on November 1, 2018 and defendants filed a reply brief on December 13, 2018. The hearing on the motion to dismiss was held on May 9, 2019. On September 20, 2019, the Court granted the motion to dismiss as to the corporate waste claim but denied the motion as to the breach of fiduciary duty and unjust enrichment claims. Our answer was filed on December 3, 2019, and trial is set for October 2021. We believe the claims asserted in this lawsuit are without merit and intend to defend against them vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Litigation Related to Directors’ Compensation

On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Delaware Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages, and other relief. Defendants’ response is due September 3, 2020. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

Securities Litigation Relating to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the U.S. District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. Plaintiffs filed their consolidated complaint on January 16, 2019 and added as defendants the members of Tesla’s board of directors. The now-consolidated purported stockholder class action was stayed while the issue of selection of lead counsel was briefed and argued before the Ninth Circuit. The Ninth Circuit ruled regarding lead counsel. Defendants filed a motion to dismiss the complaint on November 22, 2019. The hearing on the motion was held on March 6, 2020. On April 15, 2020, the Court denied defendants’ motion to dismiss. Trial is set for March 2022. We believe that the claims have no merit and intend to defend against them vigorously. We are unable to estimate the potential loss, or range of loss, associated with these claims.

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

Beginning on March 7, 2019, various stockholders filed derivative suits in the Delaware Court of Chancery, purportedly on behalf of Tesla, naming Mr. Musk and Tesla’s board of directors as then constituted, also related to Mr. Musk’s August 7, 2018 Twitter post that is the basis of the above-referenced consolidated purported stockholder class action, as well as to Mr. Musk’s February 19, 2019 Twitter post regarding Tesla’s vehicle production. The suit asserts claims for breach of fiduciary duty and seeks declaratory and injunctive relief, unspecified damages, and other relief. Plaintiffs agreed to a stipulation that these derivative cases would be stayed pending the outcome of the above-referenced consolidated purported stockholder class action. In March 2019, plaintiffs in one of these derivative suits moved to lift the stay and for an expedited trial. Briefs were filed on March 13, 2019, and the hearing was held on March 18, 2019. Defendants prevailed, with the Court denying the plaintiffs’ request for an expedited trial and granting defendants’ request to continue to stay this suit pending the outcome of the above-referenced consolidated purported stockholder class action. On May 4, 2020, the same plaintiffs again filed a motion requesting to lift the stay and for an expedited trial. Briefs were filed on May 13, 2020 and May 15, 2020 and a hearing was held on May 19, 2020. Defendants again prevailed, with the Court denying plaintiffs’ request to lift the stay and for an expedited trial. The plaintiffs also sought leave to file an amended complaint, which was granted. The Court entered an order implementing its ruling on May 21, 2020. The amended complaint asserts additional allegations of breach of fiduciary duty related to two additional Twitter posts by Mr. Musk, dated July 29, 2019 and May 1, 2020, and seeks unspecified damages and declaratory and injunctive relief. We believe that the claims have no merit and intend to defend against them vigorously. We are unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.

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

Letters of Credit

As of June 30, 2020, we had $273 million of unused letters of credit outstanding.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$72	$106
Accounts receivable, net	56	27
Prepaid expenses and other current assets	91	100
Total current assets	219	233
Operating lease vehicles, net	1,102	1,183
Solar energy systems, net	4,894	5,030
Other non-current assets	170	156
Total assets	$6,385	$6,602
Liabilities
Current liabilities
Accrued liabilities and other	$73	$80
Deferred revenue	73	78
Customer deposits	13	9
Current portion of debt and finance leases	713	608
Total current liabilities	872	775
Deferred revenue, net of current portion	230	264
Debt and finance leases, net of current portion	1,322	1,516
Other long-term liabilities	23	22
Total liabilities	$2,447	$2,577

Note 14 – Related Party Transactions

In February 2020, our CEO and a member of our Board of Directors purchased from us 13,037 and 1,250 shares, respectively, of our common stock in a public offering at the public offering price for an aggregate $10 million and $1 million, respectively.

In June 2020, our CEO entered into an indemnification agreement with us, for an interim term of 90 days. During the interim term, we are resuming our annual evaluation of all available options for providing directors’ and officers’ indemnity coverage, which we had suspended during the height of shelter-in-place requirements related to the COVID-19 pandemic. As part of such process, we intend to obtain a binding market quote for a directors’ and officers’ liability insurance policy with an aggregate coverage limit of $100 million, which we will weigh in selecting an indemnity coverage option for a customary term following the end of the interim period.

The indemnification agreement provides that our CEO will provide, from his personal funds, directors’ and officers’ indemnity coverage to us during the interim term in the event such coverage is not indemnifiable by us, up to a total of $100 million. In return, we will pay our CEO a one-time fee of $972,361. We will also exercise reasonable best efforts to obtain the market quote described above, and will pay an additional amount to our CEO to reconcile the one-time fee to be equal to the market-based premium for such market quote as prorated for 90 days and further discounted by 50%, if the latter amount is greater.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Automotive segment
Revenues	$5,666	$5,981	$11,358	$10,198
Gross profit	$1,246	$878	$2,469	$1,436
Energy generation and storage segment
Revenues	$370	$369	$663	$693
Gross profit	$21	$43	$32	$51

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$3,090	$3,480	$5,858	$5,810
China	1,400	690	2,300	1,469
Other	1,546	2,180	3,863	3,612
Total	$6,036	$6,350	$12,021	$10,891

The revenues in certain geographic areas were impacted by the price adjustments we made to our vehicle offerings during the second quarter of 2020 and the first half of 2019. Refer to Note 2, Summary of Significant Accounting Policies, for details.

The following table presents long-lived assets by geographic area (in millions):

	June 30,	December 31,
	2020	2019
United States	$15,541	$15,644
International	1,537	890
Total	$17,078	$16,534

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer maintenance, installation, operation, financial and other services related to our products.

Automotive

In the first half of 2020, we produced 184,944 vehicles and delivered 179,387 vehicles, including our one millionth cumulatively delivered vehicle in the second quarter. We remain focused on ramping our existing products, including Model Y, and constructing additional and diversified manufacturing capabilities while incrementally improving our processes and reducing costs.

Energy Generation and Storage

In the first half of 2020, we deployed 679 MWh of energy storage products, driven by our Powerwall system and the ongoing rollout of our popular Megapack system, and 62 MW of solar energy systems. In the second quarter of 2020, we further streamlined our retrofit solar processes to allow us to offer a better product at improved pricing. We continue to focus on increasing our Solar Roof deployments and installation capabilities.

Management Opportunities, Challenges and Risks

Impact of Current Macroeconomic Factors

We achieved a strong second quarter of 2020 in spite of the continuing widespread worldwide impact from the COVID-19 pandemic. We had temporarily suspended operations at each of our manufacturing facilities worldwide at some point during the first half of 2020 as a result of government requirements or to accommodate related challenges for our employees, their families and our suppliers. Certain of our suppliers and partners, including Panasonic, our partner that manufactures lithium-ion battery cells for our products at our Gigafactory Nevada, also experienced such temporary suspensions. We had also instituted temporary labor cost reduction measures by furloughing certain of our hourly employees, reducing most salaried employees’ base salaries globally and reducing our bonus and commission structures while our U.S. operations were scaled back. Exiting the second quarter of 2020, however, we have resumed operations at all of our manufacturing facilities, continue to increase our output and add additional capacity, and are working with each of our suppliers and government agencies on meeting, ramping and sustaining our production. Our ability to manufacture, deliver and install our products, increase our infrastructure, and plan and invest in our future roadmap during difficult external circumstances has been tested, and thus far we have met the challenge.

On the other hand, certain government regulations and public advisories, as well as shifting social behaviors, that have temporarily or sporadically limited or closed non-essential transportation, government functions, business activities and person-to-person interactions remain in place. In some cases, the relaxation of such trends has been followed by a return to stringent restrictions. We cannot predict the duration or direction of such trends, which have also adversely affected and may in the future affect our operations. For example, reduced operations or closures at motor vehicle departments, vehicle auction houses and municipal and utility company inspectors resulted in certain challenges in or postponements for our new vehicle deliveries, used vehicle sales, and energy product deployments in the first half of 2020. We may also be affected by global macroeconomic conditions and changing levels of consumer comfort and spend in the future, which could further impact demand in the worldwide transportation and automotive industries and for construction projects such as the addition of solar energy systems. Likewise, our ability to sustain our production trajectory depends on the ongoing status of various government regulations regarding manufacturing operations, the readiness and solvency of our suppliers and vendors, and a stable and motivated production workforce. Government-imposed travel or visa restrictions may also prevent personnel employed by us or our vendors from traveling to our sites to work on key projects, which may delay their progress.

Ultimately, we have always monitored macroeconomic conditions to remain flexible and optimize and evolve our business as appropriate, and we will continue to do so as we did in the first half of 2020. Because the impact of current conditions on a sustained basis is yet largely unknown, is rapidly evolving, and has been varied across geographic regions, this ongoing assessment will be particularly critical to allow us to accurately project demand and infrastructure requirements globally and deploy our production, workforce, and other resources accordingly.

Automotive—Production

We continued the ramp of Model Y at the Fremont Factory during the second quarter of 2020, and after only four cumulative months of production in the first half of the year primarily due to manufacturing suspensions, we exited the quarter at a weekly production rate comparable to that of Model 3 more than nine months into its ramp. We intend to add additional manufacturing capacity for Model 3 and Model Y at the Fremont Factory in the second half of 2020 as previously planned.

At Gigafactory Shanghai, we have continued to ramp our installed Model 3 capacity, and construction of the next phase to add Model Y manufacturing capacity remains on track. We are also continuing the construction of Gigafactory Berlin, where a localized version of Model Y will be the first vehicle we produce. Finally, we recently purchased a site near Austin, Texas for our Gigafactory Texas, where we expect to manufacture Model Y and Cybertruck. We have seen the early benefits of diversifying and localizing manufacturing facilities, including during the current COVID-19 pandemic, and our goal is to further improve our manufacturing resilience, efficiency, costs and technology with the development of each new factory. However, the construction of and ramp at these factories are subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, maintenance of operational licenses and approvals for additional expansion, potential supply chain constraints, hiring, training and retention of qualified employees, and the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale, and it is not yet certain whether and to what extent the COVID-19 pandemic may further affect such uncertainties and our projected timelines for completion.

Automotive—Demand and Sales

In the second quarter of 2020, the maturity and adaptability of our business model, together with the advanced technology in our vehicles that enabled options for touchless test drives and deliveries, continued to allow us to market and deliver vehicles notwithstanding challenges impacting the automotive industry as a whole. We are adding to this advantage as we ramp and expand new offerings such as Model Y, and continuously update and improve our vehicles’ functionality and features based on user feedback. Recently, we further improved our stop sign and traffic light recognition system for applicable FSD-optioned users and increased the EPA-tested maximum range of Model S to 402 miles. We also expect our international manufacturing expansion to continue to drive demand. For example, Model 3 was the best-selling electric vehicle during the second quarter of 2020 in China, where Gigafactory Shanghai allows us to offer locally-produced Model 3 vehicles with industry-leading standard equipment at a lower price point than competing mid-sized premium sedans even before the impact of government or tax incentives. Moreover, Germany is now among our largest European vehicle markets, which we believe bodes well for future manufacturing at Gigafactory Berlin. While we cannot predict the magnitude or duration of current macroeconomic conditions, we believe that we have actually gained key advantages with the flexibility and momentum we have shown in the first half of 2020, and we are also hopeful that the demonstrably positive environmental impact from the recent worldwide reduction in the transportation-related consumption of fossil fuels will facilitate greater awareness for the importance of sustainable energy and related products.

As is inherent in the automotive industry, we may be impacted by trade and environmental policies, political uncertainty and economic cycles involving geographic regions where we have significant operations, which are inherently unpredictable. We may also make certain adjustments to our prices from time to time in the ordinary course of business, including as we introduce new vehicles and variants and optimize the pricing among them and for affordability, and we made such adjustments in the second quarter of 2020 and more recently for Model Y. Such pricing changes may impact our vehicles’ resale values, and in turn our operating results.

Automotive—Deliveries and Customer Infrastructure

We continue to optimize our vehicle manufacturing and logistics patterns to deliver our vehicles efficiently worldwide. Unusual logistical challenges such as those related to the COVID-19 pandemic may strain such delivery patterns, which in the second quarter of 2020 resulted in a heavy volume of deliveries towards the end of the quarter. While we have historically experienced planning and logistics challenges related to concentrated production, Gigafactory Shanghai is becoming an increasingly larger contributor to our overall production and we expect to ultimately alleviate such challenges through increased local production, including at Gigafactory Berlin and at Gigafactory Texas.

We also continue to expand and invest in our servicing and charging locations and capabilities to keep pace with our customer vehicle fleet and ensure a convenient and efficient customer experience, marked by our expansion of the Supercharger network to over 2,000 stations at the end of the second quarter of 2020. However, if our customer vehicles, particularly in the rapidly growing Model 3 fleet and newly launched Model Y fleet, experience unexpected reliability issues, it could outpace and overburden our servicing capabilities and parts inventory.

Energy Generation and Storage Demand, Production and Deployment

In the second quarter of 2020, we further increased the value proposition of our retrofit solar systems by improving the efficiency of our panels, additionally streamlining our ordering and contracting processes and passing on the savings to our customers, backed by lowest-price and money-back guarantees. We have also continued to expand our Solar Roof deployments and increase our installation capacity. Megapack, our up to 3 MWh energy storage system for commercial, industrial and utility and energy generation customers, remains a popular offering as we expand its production and rollout. Together with the international expansion of Autobidder, our proprietary real-time energy trading platform for our customers’ utility-scale systems, and the continuing expansion of our other systems such as Powerwall, we believe our energy storage business is well-positioned for further growth.

In April 2020, the government agency overseeing our agreement with the SUNY Foundation for the construction and use of Gigafactory New York issued guidance that all obligations relating to investment and employment targets under certain of its projects, including our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, may be deferred for a one-year period upon such agency’s approval of an application for relief by the obligor. As we temporarily suspended most of our manufacturing operations (including of Solar Roof) at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted such deferral, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. Moreover, as we had exceeded our investment and employment obligations under this agreement prior to such mandated reduction of operations, we do not currently expect any issues meeting all applicable future obligations under this agreement. However, if our expectations set forth above or as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or substantial payments to the SUNY Foundation.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time, and uncertainties in future global market conditions resulting from the COVID-19 pandemic currently makes projections more challenging. For example, the curve of any new product ramp, such as for Model Y and the Solar Roof, or the construction of new large-scale operations, such as Gigafactory Berlin and Gigafactory Texas, is inherently subject to uncertainty of timing, and if we are able to meet various milestones more quickly than expected, our related capital expenditures may be accelerated. We also continuously evaluate and may adjust our capital expenditures based on, among other things: our manufacturing plans for our various products, which we may rebalance from time to time based on the mix of demand among them and other contingent factors; the pace and prioritization of current projects under development; and the addition of any new projects. Moreover, we are generally increasing the capital efficiency of our projects with experience, and we may find that our actual capital expenditures on new projects are different than previously expected.

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

In March 2018, our stockholders approved the 2018 CEO Performance Award, with vesting contingent on our Board of Directors’ certification of the achievement of specified market capitalization and operational milestones. We will incur significant non-cash stock-based compensation expense for each tranche under this award after the related operational milestone initially becomes probable of being met, and if later than the grant date, we will also have to record a cumulative catch-up expense at such time. Such catch-up expense may be material depending on the length of time elapsed from the grant date. Moreover, as the expense for a tranche is recorded over the longer of (i) the expected achievement period of the relevant operational milestone and (ii) only if the related market capitalization milestone has not been achieved, its expected achievement period, the achievement of a market capitalization milestone earlier than expected may accelerate the rate at which such expense is recognized. Upon vesting of a tranche, all remaining associated expense will be recognized immediately. As of the date of this filing, three operational milestones and two market capitalization milestones have been achieved, of which two operational milestones and two market capitalization milestones have also been certified by our Board of Directors. Consequently, two of the 12 tranches under this award have vested and become exercisable, subject to our CEO’s payment of the exercise price of $350.02 per share and the minimum five-year holding period generally applicable to any shares he acquires upon exercise.

During the second quarter of 2020, an operational milestone under the 2018 CEO Performance Award of Adjusted EBITDA of $4.5 billion became probable of being met and consequently, we recognized a catch-up expense of $79 million in such quarter. During the third quarter of 2020, the second tranche vested and therefore the remaining unamortized expense of $95 million associated with such tranche, which was previously expected to be recognized ratably in future quarters through the first quarter of 2022 as determined on the grant date, will be accelerated into the third quarter of 2020. In addition, if the value of Tesla’s closing stock price continues near or higher than the levels seen in late July 2020, the third market capitalization milestone of $200.0 billion is expected to be met during the third quarter of 2020, meaning that the third tranche under the 2018 CEO Performance Award would vest upon certification by our Board of Directors. In such case, the remaining unamortized expense of $118 million for that tranche, which is currently expected to be recognized ratably in future quarters through the first quarter of 2023 as determined on the grant date, would be accelerated into the third quarter of 2020. See Note 11, Equity Incentive Plans—2018 CEO Performance Award, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the stock-based compensation relating to the 2018 CEO Performance Award.

Excluding the impact of non-cash stock compensation expense from additional operational milestones and/or tranches under the 2018 CEO Performance Award becoming, as applicable, probable of being met or vested earlier than expected, and as long as macroeconomic factors facilitate increases in overall revenues from expanding sales, we expect operating expenses as a percentage of revenue to continue to decrease in the future as we focus on increasing operational efficiency and process automation.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.

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

Results of Operations

Effects of COVID-19

The COVID-19 pandemic impacted our business and financial results in the first half of 2020.

The temporary suspension of production at our factories during the six months ended June 30, 2020 had caused production limitations that negatively impacted our deliveries for the first half of 2020. While we have resumed operations at all of our factories worldwide, our temporary suspension at our factories resulted in idle capacity charges as we still incurred fixed costs such as depreciation, certain payroll related expenses, and property taxes. As part of our response strategy to the business disruptions and uncertainty around macroeconomic conditions caused by the COVID-19 pandemic, we had instituted cost reduction initiatives across our business globally to be commensurate to the scope of our operations while they were scaled back. This included temporary labor cost reduction measures such as furloughing certain of our hourly employees, reducing most salaries employees’ base salaries, and reducing our bonus and commission structures. Additionally, we suspended non-critical operating spend and opportunistically renegotiated supplier and vendor arrangements. As part of various governmental responses to the pandemic granted to companies globally, we received certain payroll related benefits which helped to reduce the impact of the COVID-19 pandemic on our financial results. Such payroll related benefits related to our direct headcount have been primarily netted against our idle capacity charges disclosed as well as marginally reduced our operating expenses. The impact of the idle capacity charges incurred in the current period were almost entirely offset by our cost savings initiatives and payroll related benefits.

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Automotive sales	$4,911	$5,168	$(257)	-5%	$9,804	$8,677	$1,127	13%
Automotive leasing	268	208	60	29%	507	423	84	20%
Total automotive revenues	5,179	5,376	(197)	-4%	10,311	9,100	1,211	13%
Services and other	487	605	(118)	-20%	1,047	1,098	(51)	-5%
Total automotive & services and other segment revenue	5,666	5,981	(315)	-5%	11,358	10,198	1,160	11%
Energy generation and storage segment revenue	370	369	1	0%	663	693	(30)	-4%
Total revenues	$6,036	$6,350	$(314)	-5%	$12,021	$10,891	$1,130	10%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to cash deliveries of new Model S, Model X, Model 3 and Model Y vehicles, including access to our Supercharger network, internet connectivity, FSD features and over-the-air software updates, as well as sales of regulatory credits to other automotive manufacturers. Cash deliveries are vehicles that are not subject to lease accounting. Our revenue from regulatory credits fluctuates by quarter depending on when a contract is executed with a buyer and when the credits are delivered. For example, our revenue from regulatory credit sales in the three months ended June 30, 2019 was $111 million while it was $428 million in the three months ended June 30, 2020.

Automotive leasing revenue includes the amortization of revenue for Model S, Model X and Model 3 vehicles under direct lease agreements as well as those sold with resale value guarantees accounted for as operating leases under lease accounting. We began offering direct leasing for Model 3 vehicles in the second quarter of 2019 and we began offering direct leasing for Model Y vehicles in the third quarter of 2020.

Services and other revenue consists of non-warranty after-sales vehicle services, sales of used vehicles, retail merchandise, sales by our acquired subsidiaries to third party customers, and vehicle insurance revenue.

Automotive sales revenue decreased $257 million, or 5%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a decrease of 6,807 Model S and Model X cash deliveries and a decrease in the average selling price of Model 3 from a higher sales mix of lower end trims in the three months ended June 30, 2020 compared to the same period in the prior year as we began delivering Standard Range variants internationally in June 2019. These decreases were partially offset by an increase of $317 million from additional sales of regulatory credits to $428 million in the three months ended June 30, 2020 and an increase of 3,691 Model 3 and Model Y cash deliveries despite production limitations as a result of temporary suspension of production at the Fremont Factory during the first half of 2020. We were able to increase deliveries year over year from additional Model 3 production capacity at Gigafactory Shanghai.

Automotive sales revenue increased $1.13 billion, or 13%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase of 24,865 Model 3 and Model Y cash deliveries despite production limitations as a result of temporary suspension of production at the Fremont Factory during the first half of 2020. We were able to increase deliveries year over year from additional Model 3 production capacity at Gigafactory Shanghai. Additionally, due to pricing adjustments we made to our vehicle offerings in the six months ended June 30, 2019, we estimated that there was a greater likelihood that customers would exercise their buyback options and adjusted our sales return reserve on vehicles previously sold under our buyback options program which resulted in a reduction of automotive sales revenue of $565 million. During the six months ended June 30, 2020, we made further pricing adjustments that similarly resulted in a reduction of automotive sales revenue of $60 million. There was also an increase of $455 million from additional sales of regulatory credits to $782 million in the six months ended June 30, 2020. The increases in automotive sales revenue were partially offset by a decrease in the average selling price of Model 3 from a higher sales mix of lower end trims as we began delivering Standard Range variants internationally in June 2019 and a decrease of 7,245 Model S and Model X cash deliveries in the six months ended June 30, 2020 compared to the same period in the prior year.

Automotive leasing revenue increased $60 million, or 29%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Automotive leasing revenue increased $84 million, or 20%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increases in the three and six months ended June 30, 2020 compared to the same periods in the prior year were primarily due to an increase in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period. When our counterparty retains ownership, any remaining deferred revenue and resale value guarantee liabilities are released to automotive leasing revenue. These increases were partially offset by a decrease in cumulative vehicles under our resale value guarantee leasing programs which are accounted for as operating leases.

Services and other revenue decreased $118 million, or 20%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Services and other revenue decreased $51 million, or 5%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. These decreases were primarily due to a decrease in the volume of used vehicle sales, offset by an increase in average selling prices for traded-in Tesla vehicles. Additionally, there was an increase in non-warranty maintenance services revenue as our fleet continues to grow and an increase in sales by our acquired subsidiaries to third party customers.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, services related to such products, and sales of solar energy systems incentives.

Energy generation and storage revenue increased by $1 million, or 0%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Energy generation and storage revenue decreased by $30 million, or 4%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in deployments of solar cash and loan jobs.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Cost of revenues
Automotive sales	$3,714	$4,254	$(540)	-13%	$7,413	$7,110	$303	4%
Automotive leasing	148	106	42	40%	270	223	47	21%
Total automotive cost of revenues	3,862	4,360	(498)	-11%	7,683	7,333	350	5%
Services and other	558	743	(185)	-25%	1,206	1,429	(223)	-16%
Total automotive & services and other segment cost of revenues	4,420	5,103	(683)	-13%	8,889	8,762	127	1%
Energy generation and storage segment	349	326	23	7%	631	642	(11)	-2%
Total cost of revenues	$4,769	$5,429	$(660)	-12%	$9,520	$9,404	$116	1%

Gross profit total automotive	$1,317	$1,016			$2,628	$1,767
Gross margin total automotive	25%	19%			25%	19%

Gross profit total automotive & services and other segment	$1,246	$878			$2,469	$1,436
Gross margin total automotive & services and other segment	22%	15%			22%	14%

Gross profit energy generation and storage segment	$21	$43			$32	$51
Gross margin energy generation and storage segment	6%	12%			5%	7%

Total gross profit	$1,267	$921			$2,501	$1,487
Total gross margin	21%	15%			21%	14%

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

Cost of automotive sales revenue decreased $540 million, or 13%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a decrease of 6,807 Model S and Model X cash deliveries and a decrease in average Model 3 costs per unit due to a higher sales mix of lower end trims, lower freight and duty costs from local production in China, and additional manufacturing efficiencies in the production of Model 3 in our Fremont Factory. The decrease in cost of automotive sales revenue was partially offset by idle capacity charges of $189 million as a result of temporary suspension of production at the Fremont Factory and Gigafactory Nevada during the three months ended June 30, 2020 and an increase of 3,691 Model 3 and Model Y cash deliveries.

Cost of automotive sales revenue increased $303 million, or 4%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in average Model 3 costs per unit due to a higher sales mix of lower end trims, lower freight and duty costs from local production in China, and additional manufacturing efficiencies in the production of Model 3 in our Fremont Factory. There was also a decrease of 7,245 Model S and Model X cash deliveries in the six months ended June 30, 2020 compared to the same period in the prior year at lower costs per unit due to lower freight and duties from regional sales mix. The decreases in cost of automotive sales revenue were partially offset by an increase of 24,865 Model 3 and Model Y cash deliveries. Due to pricing adjustments we made to our vehicle offerings in the six months ended June 30, 2019, we estimated that there was a greater likelihood that customers would exercise their buyback options and if customers elect to exercise the buyback option, we expect to be able to subsequently resell the returned vehicles, which resulted in a reduction of cost of automotive sales revenue of $458 million. During the six months ended June 30, 2020, we made further pricing adjustments that similarly resulted in a reduction of cost of automotive sales revenue of $37 million. Additionally, there was an increase to cost of automotive sales revenue from idle capacity charges of $213 million as a result of temporary suspension of production at the Fremont Factory and Gigafactory Nevada during the six months ended June 30, 2020.

Cost of automotive leasing revenue increased $42 million, or 40%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Cost of automotive leasing revenue increased $47 million, or 21%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increases in the three and six months ended June 30, 2020 compared to the same periods in the prior year were primarily due to an increase in cumulative vehicles under our direct vehicle leasing program and an increase in the number of vehicles under leasing programs where our counterparty has retained ownership of the vehicle during or at the end of the guarantee period. When our counterparty retains ownership, the net book value of the leased vehicle of the lease vehicle is expensed to cost of automotive leasing revenue. These increases were partially offset by a decrease in cumulative vehicles under our resale value guarantee leasing programs which are accounted for as operating leases.

Cost of services and other revenue decreased $185 million, or 25%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Cost of services and other revenue decreased $223 million, or 16%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decreases were primarily due to decreased costs of used vehicle sales from lower sales volume and decreased costs of non-warranty maintenance services as a result of additional operational efficiencies. These decreases were partially offset by an increase in cost of sales by our acquired subsidiaries to third party customers in line with the increase in revenue.

Gross margin for total automotive increased from 19% to 25% in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, primarily due an increase of $317 million and $455 million, respectively, in sales of regulatory credits and an improvement of Model 3 gross margin primarily from lower freight and duty costs from local production in China and additional manufacturing efficiencies in the production of Model 3 in our Fremont Factory. Additionally, improvement of Model S and Model X gross margin from lower freight and duties from regional sales mix helped contribute to higher total automotive gross margin. The increases were partially offset by idle capacity charges of $189 million and $213 million as a result of temporary suspension of production at the Fremont Factory during the three and six months ended June 30, 2020, respectively.

Gross margin for total automotive & services and other segment increased from 15% to 22% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Gross margin for total automotive & services and other segment increased from 14% to 22% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increases to gross margin in the three and six months ended June 30, 2020 compared to the same periods in the prior year were primarily due to the automotive gross margin impacts discussed above and improved services and other gross margin from increased operational efficiencies in our non-warranty maintenance services business and improved used vehicle sales margins. Additionally, there was an increase due to a lower proportion of services and other within the segment in the three and six months ended June 30, 2020, which operates at a lower gross margin than our automotive business.

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

Cost of energy generation and storage revenue increased by $23 million, or 7%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to higher costs from temporary manufacturing utilization of our Solar Roof ramp and idle capacity charges of $20 million as a result of temporary suspension of production at Gigafactory New York during the three months ended June 30, 2020, partially offset by a decrease in deployments of solar cash and loan jobs.

Cost of energy generation and storage revenue decreased by $11 million, or 37%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in deployments of solar cash and loan jobs and lower material costs per unit for storage products, offset by higher costs from temporary manufacturing utilization of our Solar Roof ramp and idle capacity charges of $20 million as a result of temporary suspension of production at Gigafactory New York during the six months ended June 30, 2020.

Gross margin for energy generation and storage decreased from 12% to 6% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to idle capacity charges of $20 million as a result of temporary suspension of production at Gigafactory New York during the three months ended June 30, 2020.

Gross margin for energy generation and storage decreased from 7% to 5% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to idle capacity charges of $20 million as a result of temporary suspension of production at Gigafactory New York during the six months ended June 30, 2020. This decrease is partially offset by an improvement in our energy storage gross margin as a result of lower materials costs.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Research and development	$279	$324	$(45)	-14%	$603	$664	$(61)	-9%
As a percentage of revenues	5%	5%			5%	6%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses decreased $45 million, or 14%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to a $27 million decrease in employee and labor related expenses, an $11 million decrease in professional and outside service expenses and a $4 million decrease in expensed materials. The decreases observed were driven by our continued focus on increasing operational efficiency and process automation and from our cost savings initiatives as part of our COVID-19 response strategy as discussed above.

R&D expenses as a percentage of revenue decreased from 5.1% to 4.6% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease is primarily from a decrease in our R&D expenses as detailed above, offset by a decrease in total revenues as a result of temporary suspension of our factories during the first half of 2020.

R&D expenses decreased $61 million, or 9%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to a $49 million decrease in employee and labor related expenses and a $9 million decrease in professional and outside service expenses, partially offset by an $8 million increase in facilities, freight and depreciation expenses. The decreases observed were driven by our continued focus on increasing operational efficiency and process automation and from our cost savings initiatives as part of our COVID-19 response strategy as discussed above.

R&D expenses as a percentage of revenue decreased from 6% to 5% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease is primarily from a decrease in our R&D expenses as detailed above and an increase in total revenues from expanding sales.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative	$661	$647	$14	2%	$1,288	$1,351	$(63)	-5%
As a percentage of revenues	11%	10%			11%	12%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $14 million, or 2%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily due to an increase of $119 million in stock-based compensation expense, of which $111 million was attributable to the 2018 CEO Performance Award. We had recorded a $79 million cumulative catch-up expense for the service provided from the grant date when an additional operational milestone was considered probable of being met in the second quarter of 2020 and the remaining unamortized expense of $22 million for the first tranche was recognized in the second quarter of 2020 upon vesting as the first market capitalization milestone was achieved (see Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The remainder of the increase in SG&A expense from the 2018 CEO Performance Award is attributed to the additional performance milestone that was deemed probable in the fourth quarter of 2019. The increase was partially offset by a decrease of $74 million in employee and labor related expenses and a $46 million decrease in office, information technology and facilities-related expenses and sales and marketing activities. The decreases observed were driven by our continued focus on increasing operational efficiency and process automation and from our cost savings initiatives as part of our COVID-19 response strategy as discussed above.

SG&A expenses as a percentage of revenue increased from 10% to 11% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase is primarily from a decrease in total revenues as a result of temporary suspension of our factories during the first half of 2020 and an increase in our SG&A expenses as detailed above.

SG&A expenses decreased $63 million, or 5%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 The decrease is primarily due to a $123 million decrease in employee and labor related expenses and $64 million decrease in office, information technology and facilities-related expenses and sales and marketing activities. The decreases observed were driven by our continued focus on increasing operational efficiency and process automation and from our cost savings initiatives as part of our COVID-19 response strategy as discussed above. The decreases were partially offset by an increase of $125 million in stock-based compensation expense, of which $122 million was attributable to the 2018 CEO Performance Award. We had recorded a $79 million cumulative catch-up expense for the service provided from the grant date when an additional operational milestone was considered probable of being met in the second quarter of 2020 and the remaining unamortized expense of $22 million for the first tranche was recognized in the second quarter of 2020 upon vesting as the first market capitalization milestone was achieved (see Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The remainder of the increase in SG&A expense from the 2018 CEO Performance Award is attributed to the additional performance milestone that was deemed probable in the fourth quarter of 2019.

SG&A expenses as a percentage of revenue decreased from 12% to 11% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease is primarily from a decrease in our SG&A expenses as detailed above and an increase in total revenues from expanding sales.

Restructuring and other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Restructuring and other	$—	$117	$(117)	-100%	$—	$161	$(161)	-100%
As a percentage of revenues	0%	2%			0%	1%

During the first half of 2019, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, we recognized $50 million of costs primarily related to employee termination expenses and losses from closing certain stores. These costs were substantially paid by the end of second quarter of 2019. During the second quarter of 2019, we recognized $47 million in impairment related to IPR&D as we abandoned further development efforts and $15 million for the related equipment. We also incurred a loss of $49 million for closing certain facilities. There were no restructuring actions in the three and six months ended June 30, 2020.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Interest expense	$170	$172	$(2)	-1%	$339	$330	$9	3%
As a percentage of revenues	3%	3%			3%	3%

Interest expense decreased by $2 million, or 1%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Interest expense increased by $9 million, or 3%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in our average outstanding indebtedness as compared to the six months ended June 30, 2019.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Other expense, net	$(15)	$(41)	$26	-63%	$(69)	$(15)	$(54)	360%
As a percentage of revenues	0%	-1%			-1%	0%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other expense, net, changed favorably by $26 million, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The change was primarily due to a decrease in losses from interest rate swaps related to our debt facilities year-over-year and favorable fluctuations in foreign currency exchange rates compared to the three months ended June 30, 2019.

Other expense, net, changed unfavorably by $54 million, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The change was primarily due to unfavorable fluctuations in foreign currency exchange rates compared to the six months ended June 30, 2019.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Provision for income taxes	$21	$19	$2	11%	$23	$42	$(19)	-45%
Effective tax rate	14%	-5%			10%	-4%

Our provision for income taxes increased by $2 million, or 11%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase is primarily due to an increase in discrete tax expense in the current period related to foreign return-to-provision items, partially offset by reduced taxable profits within certain foreign jurisdictions compared to the same period in the prior year.

Our provision for income taxes decreased by $19 million, or 45%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to reduced taxable profits within certain foreign jurisdictions, partially offset by an increase in discrete tax expense in the current period related to foreign return-to-provision items compared to the same period in the prior year.

Our effective tax rate increased from -5% to 14% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.  Our effective tax rate increased from -4% to 10% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2020. The increases were primarily due to being in a pre-tax earnings position in the three and six months ended June 30, 2020 as compared to a pre-tax loss position for the same periods in the prior year.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$25	$19	$6	32%	$77	$53	$24	45%

Our net income attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased by $6 million, or 32%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased by $24 million, or 45%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increases were primarily due to lower activities from new financing fund arrangements.

Liquidity and Capital Resources

As of June 30, 2020, we had $8.62 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $3.60 billion and consisted primarily of Chinese yuan, euros and Canadian dollars. Our sources of cash are predominantly from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

Our sources of liquidity and cash flows enable us to fund ongoing operations, research and development projects for new products, establishment and/or increases of Model 3 and Model Y production capacity at the Fremont Factory and at Gigafactory Shanghai, the continued expansion of Gigafactory Nevada, the construction of Gigafactory Berlin and Gigafactory Texas, the manufacturing ramp of the Solar Roof at Gigafactory New York, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet and Supercharger network.

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

We have an agreement to spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period beginning April 30, 2018. In April 2020, the government agency overseeing this agreement issued guidance that all obligations relating to investment and employment targets under certain of its projects, including our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, may be deferred for a one-year period upon such agency’s approval of an application for relief by the obligor. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted such deferral, which was memorialized in an amendment to this agreement in July 2020. Moreover, as we had exceeded our investment and employment obligations under this agreement prior to such mandated reduction of operations, we do not currently expect any issues meeting all applicable future obligations under this agreement, and we do not believe that we face a significant risk of default.

We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months. A large portion of our future expenditures is to fund our growth, and we can adjust our capital and operating expenditures by operating segment, including future expansion of our product offerings, retail and service locations, body shops, Mobile Service fleet, and Supercharger network. For example, if our near-term manufacturing operations are at a smaller scale or ramp more slowly than expected, including due to global economic conditions and levels of consumer comfort and spend impacting demand in the worldwide transportation, automotive and energy product industries, the pace of our capital expenditures may be correspondingly slowed. We may need or want to raise additional funds in the future, and these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

In addition, we had $1.83 billion of unused committed amounts under our credit facilities and financing funds as of June 30, 2020, some of which are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets; and contributing or selling qualified solar energy systems and the associated customer contracts or qualified leased vehicles and our interests in those leases into the financing funds). For details regarding our indebtedness and financing funds, refer to Note 10, Debt, and Note 13, Variable Interest Entity Arrangements, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Net cash provided by operating activities	$524	$224
Net cash used in investing activities	$(1,046)	$(547)
Net cash provided by financing activities	$2,831	$1,490

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

Net cash provided by operating activities increased by $300 million to $524 million during the six months ended June 30, 2020 from $224 million during the six months ended June 30, 2019. This favorable change was primarily due to an increase in net income, excluding non-cash expenses and gains, of $1.42 billion and $188 million of the repayment of our 0.25% Convertible Senior Notes due in 2019 during the three months ended March 31, 2019 (which was classified as an operating activity, as this represented an interest payment on the discounted convertible notes), partially offset by an increase in working capital of $1.31 billion. The increase in working capital was mainly driven by a decrease in deferred revenue in the six months ended June 30, 2020 as compared to an increase in the six months ended June 30, 2019, due to delivery of regulatory credits under a previous arrangement where we had received payment in advance, and a decrease in accounts payable and accrued liabilities in the six months ended June 30, 2020 as compared to an increase in the same period in 2019, from releases of resale value guarantee liabilities and less sales related tax due as a result of quarter-over-quarter changes in deliveries. Additionally, there was a larger increase in inventory from buildup of raw materials, a larger increase in prepaid expenses and other current assets, and a larger increase in operating lease vehicles, as Model 3 direct leasing was introduced in the second quarter of 2019. The increase in working capital was partially offset by an increase in customer deposits in the six months ended June 30, 2020 as compared to a decrease for the same period in 2019.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $1.00 billion during the six months ended June 30, 2020, mainly for Model Y production at the Fremont Factory and construction of Gigafactory Shanghai and Gigafactory Berlin, and $530 million during the six months ended June 30, 2019, mainly for Model 3 production. Design, acquisition and installation of solar energy systems amounted to $46 million and $43 million for the six months ended June 30, 2020 and 2019, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities during the six months ended June 30, 2020 consisted primarily of $2.31 billion from our February 2020 public offering of common stock, net of issuance costs, $724 million of net borrowings under loan agreements entered into by certain Chinese subsidiaries, $514 million of net borrowings under our vehicle lease-backed loan and security agreements (the “Warehouse Agreements”), and $217 million of proceeds from exercise of stock options and other stock issuances. These cash inflows were partially offset by $254 million of payments of the automotive asset-backed notes, $177 million of payments under the senior secured asset-based revolving credit agreement (the “Credit Agreement”), collateralized lease repayments of $168 million, and $154 million principal repayments of our finance leases.

Cash flows provided by financing activities during the six months ended June 30, 2019 consisted primarily of $1.82 billion from the issuance of 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”), net of transaction costs, and $847 million from the issuance of common stock, net of underwriting discounts and offering costs, in registered public offerings, $230 million of net borrowings under the Warehouse Agreements, $200 million of net borrowings under the Credit Agreement, and $174 million from the issuance of warrants in connection with the offering of the 2024 Notes. These cash inflows were partially offset by a $732 million portion of the repayment of our 0.25% Convertible Senior Notes due in 2019 that was classified as financing activity, a purchase of convertible note hedges of $476 million in connection with the offering of the 2024 Notes, and repayments of $228 million of the automotive asset-backed notes.

Contractual Obligations

Contractual obligations did not materially change during the six months ended June 30, 2020 except for debt activity, as discussed in more detail in Note 10, Debt, and the aggregate impact of new and updated supplier arrangements for Gigafactory Shanghai and Gigafactory Berlin during the six months ended June 30, 2020. The following tables sets forth the aggregate impact from these supplier arrangements on our purchase obligations as of June 30, 2020 (in millions):

Six months ending December 31, 2020	$557
2021	108
Total	$665

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar (primarily the Chinese yuan, euro, British pound and Canadian dollar in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates and, in particular, a strengthening of the U.S. dollar have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.

We have also experienced, and will continue to experience, fluctuations in our net income (loss) as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances). For the six months ended June 30, 2020, we recognized a net foreign currency loss of $38 million in other (expense) income, net, with our largest re-measurement exposures from the U.S. dollar, South Korean won and Mexican peso as our subsidiaries’ monetary assets and liabilities are denominated in various local currencies. For the six months ended June 30, 2019, we recognized a net foreign currency gain of $11 million in other (expense) income, net, with our largest re-measurement exposures from the U.S. dollar, Japanese yen and Chinese yuan.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income (loss) before income taxes. These changes would have resulted in an adverse impact of $246 million at June 30, 2020 and $362 million at December 31, 2019 assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense for the six months ended June 30, 2020 and 2019 by $3 million and $5 million, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Commencing in the first quarter of 2020, there has been a widespread worldwide impact from the COVID-19 pandemic. We had temporarily suspended operations at each of our manufacturing facilities worldwide at some point during the first half of 2020 as a result of government requirements or to accommodate related challenges for our employees, their families and our suppliers. Certain of our suppliers and partners, including Panasonic, our partner that manufactures lithium-ion battery cells for our products at our Gigafactory Nevada, also experienced such temporary suspensions. We had also instituted temporary labor cost reduction measures by furloughing certain of our hourly employees, reducing most salaried employees’ base salaries globally and reducing our bonus and commission structures while our U.S. operations were scaled back. By the end of the second quarter of 2020, we had resumed operations at all of our manufacturing facilities.

Numerous government regulations and public advisories, as well as shifting social behaviors, that have temporarily or sporadically limited or closed non-essential transportation, government functions, business activities and person-to-person interactions remain in place. In some cases, the relaxation of such trends has been followed by a return to stringent restrictions. We cannot predict the duration or direction of such trends, which have also adversely affected and may in the future affect our operations. For example, reduced operations or closures at motor vehicle departments, vehicle auction houses and municipal and utility company inspectors resulted in certain challenges in or postponements for our new vehicle deliveries, used vehicle sales, and energy product deployments in the first half of 2020. We may also be affected by global macroeconomic conditions and changing levels of consumer comfort and spend in the future, which could further impact demand in the worldwide transportation and automotive industries and for construction projects such as the addition of solar energy systems. Likewise, our ability to sustain our production trajectory depends on the ongoing status of various government regulations regarding manufacturing operations, the readiness and solvency of our suppliers and vendors, and a stable and motivated production workforce. Government-imposed travel or visa restrictions may also prevent personnel employed by us or our vendors from traveling to our sites to work on key projects, which may delay their progress. Finally, it is possible that the contingencies generally inherent in the construction of and ramp at new facilities such as Gigafactory Shanghai, Gigafactory Berlin and Gigafactory Texas may be exacerbated by such conditions.

Ultimately, we have always monitored macroeconomic conditions to remain flexible and optimize and evolve our business as appropriate, and we will continue to do so. Because the impact of current conditions on a sustained basis is yet largely unknown, is rapidly evolving, and has been varied across geographic regions, this ongoing assessment will be particularly critical to allow us to accurately project demand and infrastructure requirements globally and deploy our production, workforce, and other resources accordingly. If current global market conditions continue or worsen, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition, and operating results could be materially harmed.

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

We may also experience similar future delays or other complications in launching and/or ramping production of new vehicles, such as Tesla Semi, Cybertruck and the new Tesla Roadster, our energy storage products and the Solar Roof, as well as future features and services such as new Autopilot or FSD features and the autonomous Tesla ride-hailing network. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to build and bring online future manufacturing facilities, including at Gigafactory Shanghai, Gigafactory Berlin and Gigafactory Texas.

Any significant delay or other complication in cost-effectively ramping the production of our current products, or the development, manufacture, launch and production ramp of our future products, features and services, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining related regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We may be unable to meet our growing product sales, delivery, installation, vehicle servicing and charging plans, or accurately project and manage this growth internationally, which could harm our business and prospects.

Concurrent with developing, launching and ramping our products, our success will depend on our ability to continue to significantly increase their sales, deliveries, installations and servicing worldwide, while allocating our available resources among multiple products simultaneously. As we expand globally, we will also need to ensure we are in compliance with any regulatory requirements applicable to the sale, installation and service of our products, the sale of electricity generated through our solar energy systems, dispatch of electricity from energy storage products and operation of Superchargers in various jurisdictions, which could take considerable time and expense. These plans require significant cash investments and management resources and there is no guarantee that they will ultimately generate additional sales or installations of our products.

We continuously evaluate, and as appropriate evolve, our retail operations and product offerings in order to maximize our reach and optimize our costs, vehicle line-up and model differentiation, and purchasing experience. However, there is no guarantee that each step in our evolving strategy will be perceived as intended by prospective customers accustomed to more traditional sales models. Likewise, while we are pioneering touchless vehicle deliveries and test drives in certain regions to allow prospective customers to experience our vehicles while promoting their comfort and convenience, there is no guarantee that such measures will be effective large-scale substitutes for traditional transactions. In particular, we are targeting with Model 3 and Model Y a global mass demographic with a broad range of potential customers, in which we have limited experience projecting demand and pricing our products. We currently produce numerous international variants at a limited number of factories, and if our specific demand expectations for these variants prove inaccurate, we may not be able to timely generate sales matched to the specific vehicles that we produce in the same timeframe or that are commensurate with our operations in a given region, which may negatively impact our deliveries and operating results in a particular period. Likewise, as we develop and grow our energy products and services worldwide, our success will depend on our ability to correctly forecast demand in different markets.

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

We are also expanding our installation capabilities for the Solar Roof as we continue its ramp by training both our own personnel and third party installers. If we are not successful in matching our overall installation capability with production, or if we experience unforeseen delays in the production ramp or inaccurately forecast demand for the Solar Roof, our operating results may be negatively impacted.

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

For example, the market price of crude oil has fluctuated widely in 2020 and may continue to do so, and any corresponding changes in the cost of gasoline may impact the market for electric vehicles. In addition, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Moreover, travel restrictions and social distancing efforts in response to the COVID-19 pandemic may negatively impact the transportation and automotive industries for an unknown, but potentially lengthy, period of time. Specifically, it is uncertain as to how such macroeconomic factors will impact us as a company that has been experiencing growth and increasing market share in an industry that has globally been experiencing a recent decline in sales.

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

Our products contain thousands of purchased parts that we source globally from hundreds of direct suppliers.  We attempt to mitigate our supply chain risk by entering into long-term agreements where it is practical and beneficial to do so, qualifying and obtaining components from multiple sources where sensible, and maintaining safety stock for key parts and assemblies and die banks for components with lengthy procurement lead times. However, our limited, and in most cases single-source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for our production, such as those which we experienced in 2012 and 2016 in connection with our slower-than-planned Model S and Model X ramps. Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters such as the March 2011 earthquakes in Japan, health epidemics such as the global COVID-19 pandemic, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis or to remain solvent and operational. The loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to product design changes, production delays of key revenue-generating products, idle manufacturing facilities, and potential loss of access to important technology and parts for producing, servicing and supporting our products, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

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

As part of our continuing work to increase production of our vehicles on a sustained basis, and in order to make them affordable in international markets by accessing local supply chains and workforces, we have established Gigafactory Shanghai in China. We are currently manufacturing Model 3 at Gigafactory Shanghai, and we are constructing its next phase to add Model Y manufacturing capacity there. The ramp and further expansion of Gigafactory Shanghai are subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, maintenance of operational licenses and approvals for additional expansion, potential supply chain constraints, hiring, training and retention of qualified employees, and the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale. We have limited experience to date with operating manufacturing facilities abroad, and only recently began to sell Model 3 in China. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for Gigafactory Shanghai, or in maintaining and complying with the terms of local debt financing that we intend will largely fund it, or in generating and maintaining demand locally for the vehicles we manufacture at Gigafactory Shanghai, our business, prospects, operating results and financial condition could be adversely impacted.

In particular, local manufacturing is critical to our expansion and sales in China, which is the largest market for electric vehicles in the world. Our vehicle sales in China have been negatively impacted in the past by certain tariffs on automobiles manufactured in the U.S., such as our vehicles. If we are not able to successfully and timely ramp Gigafactory Shanghai, we may continue to be exposed to the impact of such unfavorable tariffs, duties or costs to our detriment compared to locally-based competitors.

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

If our vehicles or our energy products contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as new Autopilot or FSD features take longer than expected to become enabled, are legally restricted or become subject to onerous regulation, our ability to develop, market and sell our products and services could be harmed. For example, the operation of our vehicles is highly dependent on software, which is inherently complex and may contain latent defects and errors or be subject to external attacks. Issues experienced by vehicle customers have included those related to the software for the 17-inch display screen, as well as the panoramic roof and the 12-volt battery in the Model S and the seats and doors in the Model X. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. While we have performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains, vehicles and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for customers.

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

Moreover, as our solar energy systems and energy storage products generate and store electricity, they have the potential to cause injury to people or property. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds and not by insurance.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales resources and networks than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.  In particular, some competitors are competing or preparing to compete with us in important and large markets for electric vehicles, such as in China and Europe. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. In addition, Model 3 and Model Y face competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan and compact SUV markets, including BMW, Ford, Lexus, Mercedes, Volkswagen Group and Volvo.

The solar and energy storage industries are highly competitive. We face competition from other manufacturers, developers, installers and service providers for solar and energy storage systems, as well as from large utilities. Decreases in the retail or wholesale prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers and lead to an increased rate of residential customer defaults under our existing long-term leases and PPAs. Moreover, prices for solar product components and prices per kWh for lithium-ion battery cells have declined and may continue to decline, which may adversely impact our ability to cost-effectively manufacture such components ourselves.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industries, or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Consumers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed over the long term. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of electric vehicles or our other products and services, and our quarterly production and sales performance compared with market expectations.

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

We offer financing arrangements for our vehicles in North America, Europe, and Asia primarily through various financial institutions. We also currently offer vehicle financing arrangements directly through our local subsidiaries in the United States, Canada, Germany and the UK, for certain models depending on the country. Such arrangements include leases directly with us, under which we typically receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. We have also offered various arrangements for customers of our solar energy systems, whereby they pay us a fixed payment to lease or finance the purchase of solar energy systems, or purchase electricity generated by our systems. If we do not successfully monitor and comply with applicable national, state, and/or local financial regulations and consumer protection laws governing these transactions, we may become subject to enforcement actions or penalties, either of which may harm our business.

Also, the profitability of any vehicles returned to us at the end of their leases depends on our ability to accurately project our vehicles’ residual values at the outset of the leases, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing of new vehicles. We have made in the past and may make in the future certain adjustments to our prices from time to time in the ordinary course of business, including as we introduce new vehicles and variants and optimize the pricing among them. Such pricing changes may impact the residual values of our vehicles. The vehicle leasing program also relies on our ability to secure adequate financing and/or business partners to fund and grow this program. We expect the availability of leasing and other vehicle financing options will be important for our vehicle customers. If we are unable to adequately fund our leasing program through internal funds, partners or other external financing sources, and compelling alternative financing programs are not available for our customers, we may be unable to grow our vehicle deliveries. Furthermore, if our vehicle leasing business grows substantially, our business may suffer if we cannot effectively manage the greater levels of residual risk resulting from growth.

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

Finally, our vehicle and solar energy system financing programs and our energy storage sales programs also require us to screen for and manage customer credit risk. In the event of a widespread economic downturn or other catastrophic event, our solar energy, energy storage and/or our vehicle customers may be unable or unwilling to satisfy their payment obligations to us on a timely basis or at all. If a significant number of our customers default, we may incur credit losses and/or have to recognize impairment charges with respect to the underlying assets, which may be substantial. Any such credit losses and/or impairment charges could adversely affect our operating results or financial condition.

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

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our costs and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire on a particular date when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, sometimes without warning. For example, the U.S. federal government currently offers an investment tax credit (ITC) for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility; however, the ITC is currently scheduled to decline in phases, from 26% for qualifying solar systems for which construction began by December 31, 2020, to 10% for commercial and utility systems and to 0% for customer-owned residential systems for which construction begins after December 31, 2021. Likewise, in jurisdictions where net energy metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. Several jurisdictions have reduced, altered or eliminated the benefit available under net energy metering, or have proposed to do so. In addition, net energy metering has been contested and may continue to be contested on a nationwide basis in the U.S. before the Federal Energy Regulatory Commission (FERC). Any reductions in or termination of governmental incentives could adversely impact our results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets.

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

We are party to an operating lease and a research and development agreement through the SUNY Foundation. These agreements provide for the construction and use of our Gigafactory in Buffalo, New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components, and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, directly employ specified minimum numbers of personnel in the State of New York and spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period beginning April 30, 2018. In April 2020, the government agency overseeing this agreement issued guidance that all obligations relating to investment and employment targets under certain of its projects, including our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, may be deferred for a one-year period upon such agency’s approval of an application for relief by the obligor. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted such deferral, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, including with our ramp and manufacture of the Solar Roof, if we fail in any year over the course of the term of the agreement to meet all applicable future obligations, we would be obligated to pay a “program payment” of $41.2 million to the SUNY Foundation for such year. Any inability on our part to comply with applicable future requirements of this agreement may result in the payment of significant amounts to the SUNY Foundation, the termination of our lease at Gigafactory New York, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or Supercharger components. Any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Key talent may leave Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience, or any negative publicity related to us. In California, Nevada and other regions where we have operations, including outside of the U.S., there is increasing competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, software engineering, manufacturing engineering, and other skills such as electrical and building construction expertise. This competition affects our ability to retain and hire key employees. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. Likewise, as a result of our temporary suspension of various U.S. manufacturing operations in the first half of 2020, in April 2020 we temporarily furloughed certain hourly employees and reduced most salaried employees’ base salaries. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our expansion plans, retain current employees, including furloughed employees when our U.S. operations fully resume, and replace departed senior employees with qualified and experienced individuals, which is typically a time-consuming process. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining or recruiting employees could have an adverse effect on our performance and results.

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

As a manufacturing company, including with respect to our current facilities such as the Fremont Factory, Gigafactory Nevada, Gigafactory New York and Gigafactory Shanghai and our future facilities at Gigafactory Berlin and Gigafactory Texas, we are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China, Germany and other locations abroad, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. We are subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles internationally. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions, among other things, that are often materially different from requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

In particular, we offer in our vehicles Autopilot and FSD features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain engaged. We are continuing to develop our FSD technology with the goal of achieving full self-driving capability in the future. There is a variety of international, federal and state regulations that may apply to self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, which could adversely affect our business.

Finally, as a manufacturer, installer and service provider with respect to solar generation and energy storage systems and a supplier of electricity generated and stored by the solar energy and energy storage systems we install for customers, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electric grid, and the sale of electricity generated by third-party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by our customers with their solar energy systems, charge fees and penalties to our customers relating to the purchase of energy other than from the grid, adjust electricity rate designs such that the price of our solar products may not be competitive with that of electricity from the grid, restrict us and our customers from transacting under our PPAs or qualifying for government incentives and benefits that apply to solar power, and limit or eliminate net energy metering. If such regulations and policies are continued or adopted, or if other regulations and policies that adversely impact the interconnection or use of our solar and energy storage systems are introduced, they could deter potential customers from purchasing our solar and energy storage products, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and operations in the relevant jurisdictions, which could harm our business, prospects, financial condition and results of operations.

Failure to comply with a variety of U.S. and international privacy and consumer protection laws to which we are subject could harm us.

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

We provide a manufacturer’s warranty on all new and used Tesla vehicles and production powertrain components and systems we sell.  In addition, we also provide warranties on the installation and maintenance of our systems in addition to the components of the energy generation and storage systems we sell. For components not manufactured by us, we pass through to our customers the inverter and panel manufacturers’ warranties. Finally, we offer a performance guarantee with our financed solar energy systems that can compensate a customer on an annual basis if their system does not meet the electricity production guarantees set forth in their PPA or lease.  Under these performance guarantees, we bear the risk of electricity production shortfalls resulting from an inverter or panel failure. These risks are exacerbated in the event the panel or inverter manufacturers cease operations or fail to honor their warranties.

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

As of June 30, 2020, we and our subsidiaries had outstanding $13.15 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing, or future debt or recapitalize our debt.

Holders of convertible senior notes issued by us or our subsidiary may convert such notes at their option prior to the scheduled maturities of the respective convertible senior notes under certain circumstances pursuant to the terms of such notes. Upon conversion of the applicable convertible senior notes, we will be obligated to deliver cash and/or shares pursuant to the terms of such notes. Moreover, holders of such convertible senior notes may have the right to require us to repurchase their notes upon the occurrence of a fundamental change pursuant to the terms of such notes.

Our ability to make scheduled payments of the principal and interest on our indebtedness when due, to make payments upon conversion or repurchase demands with respect to our convertible senior notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at all, which could result in a default on our existing or future indebtedness and have a material adverse effect on our business, results of operations, and financial condition.

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

The design, manufacture, sale, installation, and/or servicing of automobiles, energy storage products and solar products is a capital-intensive business, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Until we are consistently generating positive free cash flows, we may need or want to raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future vehicles, energy storage products, and/or solar products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We need sufficient capital to fund ongoing operations, research and development projects for new products, establishment and/or increases of Model 3 and Model Y production capacity at the Fremont Factory and at Gigafactory Shanghai, the continued expansion of Gigafactory Nevada, the construction of Gigafactory Berlin, the manufacturing ramp of the Solar Roof at Gigafactory New York, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet and Supercharger network. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business, and prospects could be materially and adversely affected.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced an intra-day trading high of $1,794.99 per share and a low of $211.00 per share over the last 52 weeks. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Moreover, stockholder litigation like this has been filed against us in the past. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Transactions relating to our convertible senior notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of the convertible senior notes issued by us or our subsidiary would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes. Such convertible senior notes are convertible at the option of their holders prior to their scheduled terms under certain circumstances. If holders elect to convert their notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

Moreover, in connection with certain of the convertible senior notes, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution and/or offset potential cash payments we are required to make in excess of the principal amount upon conversion of the applicable notes. We also entered into warrant transactions with the hedge counterparties, which could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants on the applicable expiration dates. In addition, the hedge counterparties or their affiliates may enter into various transactions with respect to their hedge positions, which could also cause or prevent an increase or a decrease in the market price of our common stock or the convertible senior notes.

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

Anti-takeover provisions contained in our governing documents, applicable laws, and our convertible senior notes could impair a takeover attempt.

Our certificate of incorporation and bylaws afford certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. We are also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. In addition, the terms of our convertible senior notes may require us to repurchase such notes in the event of a fundamental change, including a takeover of our company. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

In April 2020, the government agency overseeing that certain Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, dated September 2, 2014, as amended (the “Gigafactory New York Lease Agreement”), between Silevo, LLC, a wholly-owned subsidiary of Tesla, and the SUNY Foundation, issued guidance that all obligations relating to investment and employment targets under certain of its projects may be deferred for a one-year period upon such agency’s approval of an application for relief by the obligor. As we had temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we applied for such deferral with respect to the Gigafactory New York Lease Agreement, and were granted such relief in June 2020.

On July 22, 2020, Silevo, LLC and Tesla Energy Operations, Inc., another wholly-owned subsidiary of Tesla, entered into an Eleventh Amendment to the Gigafactory New York Lease Agreement with the SUNY Foundation (the “Gigafactory New York Lease Amendment”). The Gigafactory New York Lease Amendment, among other things: (i) adds Tesla Energy Operations, Inc. as a party to the Gigafactory New York Lease Agreement, (ii) recognizes and effectuates the previously-granted deferral of the second annual measurement date for our minimum employment and investment requirements under the Gigafactory New York Lease Agreement by one year from April 30, 2020 to April 30, 2021, (iii) memorializes April 30, 2018 as the commencement date of the 10-year measurement period for the minimum employment and investment obligations under the Gigafactory New York Lease Agreement, and (iv) modifies the scope of personnel and investments that qualify for such minimum employment and investment obligations.

The foregoing summary is qualified in its entirety by reference to the text of the Gigafactory New York Lease Amendment, which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1†	Second Lease Amendment, entered into on June 9, 2020, by and between Tesla, Inc. and Panasonic Energy of North America, a division of Panasonic Corporation of North America, with respect to the Amended and Restated Factory Lease dated January 1, 2017.	—	—	—	—	X

10.2†	Amended and Restated General Terms and Conditions for Gigafactory, entered into on June 10, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	—	—	—	—	X

10.3†	2020 Pricing Agreement (Gigafactory 2170 Cells), entered into on June 9, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	—	—	—	—	X

10.4	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	—	—	—	—	X

10.5†	Working Capital Loan Contact, dated as of May 7, 2020, between Industrial and Commercial Bank of China, China (Shanghai) Pilot Free Trade Zone Lingang Special Area Branch and Tesla (Shanghai) Co., Ltd.	—	—	—	—	X

10.6	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: July 28, 2020	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)