Form 10-Q
period 2021-03-31
Tesla, Inc.
filed 2021-04-28
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 21, 2021, there were 963,330,448 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$17,141	$19,384
Accounts receivable, net	1,890	1,886
Inventory	4,132	4,101
Prepaid expenses and other current assets	1,542	1,346
Total current assets	24,705	26,717
Operating lease vehicles, net	3,396	3,091
Solar energy systems, net	5,933	5,979
Property, plant and equipment, net	13,868	12,747
Operating lease right-of-use assets	1,647	1,558
Digital assets, net	1,331	—
Intangible assets, net	299	313
Goodwill	206	207
Other non-current assets	1,587	1,536
Total assets	$52,972	$52,148
Liabilities
Current liabilities
Accounts payable	$6,648	$6,051
Accrued liabilities and other	4,073	3,855
Deferred revenue	1,592	1,458
Customer deposits	745	752
Current portion of debt and finance leases	1,819	2,132
Total current liabilities	14,877	14,248
Debt and finance leases, net of current portion	9,053	9,556
Deferred revenue, net of current portion	1,294	1,284
Other long-term liabilities	3,283	3,330
Total liabilities	28,507	28,418
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	601	604
Convertible senior notes (Note 10)	—	51
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000 shares authorized; 963 and 960 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	27,623	27,260
Accumulated other comprehensive income	143	363
Accumulated deficit	(4,750)	(5,399)
Total stockholders' equity	23,017	22,225
Noncontrolling interests in subsidiaries	847	850
Total liabilities and equity	$52,972	$52,148

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Automotive sales	$8,705	$4,893
Automotive leasing	297	239
Total automotive revenues	9,002	5,132
Energy generation and storage	494	293
Services and other	893	560
Total revenues	10,389	5,985
Cost of revenues
Automotive sales	6,457	3,699
Automotive leasing	160	122
Total automotive cost of revenues	6,617	3,821
Energy generation and storage	595	282
Services and other	962	648
Total cost of revenues	8,174	4,751
Gross profit	2,215	1,234
Operating expenses
Research and development	666	324
Selling, general and administrative	1,056	627
Restructuring and other	(101)	—
Total operating expenses	1,621	951
Income from operations	594	283
Interest income	10	10
Interest expense	(99)	(169)
Other income (expense), net	28	(54)
Income before income taxes	533	70
Provision for income taxes	69	2
Net income	464	68
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	26	52
Net income attributable to common stockholders	$438	$16

Net income per share of common stock attributable to common stockholders (1)
Basic	$0.46	$0.02
Diluted	$0.39	$0.02
Weighted average shares used in computing net income per share of common stock (1)
Basic	961	915
Diluted	1,133	994

(1)
Prior period results have been adjusted to reflect the five-for-one stock split effected in the form of a stock dividend in August 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$464	$68
Other comprehensive income (loss):
Foreign currency translation adjustment	(220)	(77)
Comprehensive income (loss)	244	(9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	26	52
Comprehensive income (loss) attributable to common stockholders	$218	$(61)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
	Interests	Shares (1)	Amount (1)	Capital (1)	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of December 31, 2019	$643	905	$1	$12,736	$(6,083)	$(36)	$6,618	$849	$7,467
Adjustments for prior periods from adopting ASU 2016-13	—	—	—	—	(37)	—	(37)	—	(37)
Reclassification between equity and mezzanine equity for convertible senior notes	—	—	—	(60)	—	—	(60)	—	(60)
Issuance of common stock for equity incentive awards	—	7	0	160	—	—	160	—	160
Issuance of common stock in Feb 2020 public offering, net of issuance costs of $28	—	15	0	2,309	—	—	2,309	—	2,309
Stock-based compensation	—	—	—	244	—	—	244	—	244
Contributions from noncontrolling interests	2	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	(14)	—	—	—	—	—	—	(50)	(50)
Net income	1	—	—	—	16	—	16	51	67
Other comprehensive loss	—	—	—	—	—	(77)	(77)	—	(77)
Balance as of March 31, 2020	$632	927	$1	$15,389	$(6,104)	$(113)	$9,173	$867	$10,040

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
	Interests	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Subsidiaries	Equity
Balance as of December 31, 2020	$604	960	$1	$27,260	$(5,399)	$363	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	211	—	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	0	0	11	—	—	11	—	11
Issuance of common stock for equity incentive awards	—	3	0	183	—	—	183	—	183
Stock-based compensation	—	—	—	643	—	—	643	—	643
Distributions to noncontrolling interests	(12)	—	—	—	—	—	—	(20)	(20)
Net income	9	—	—	—	438	—	438	17	455
Other comprehensive loss	—	—	—	—	—	(220)	(220)	—	(220)
Balance as of March 31, 2021	$601	963	$1	$27,623	$(4,750)	$143	$23,017	$847	$23,864

(1)
Prior period results have been adjusted to reflect the five-for-one stock split effected in the form of a stock dividend in August 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$464	$68
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	621	553
Stock-based compensation	614	211
Inventory and purchase commitments write-downs	49	45
Foreign currency transaction net (gain) loss	(2)	19
Non-cash interest and other operating activities	8	111
Digital assets gain, net	(101)	—
Changes in operating assets and liabilities:
Accounts receivable	(24)	(14)
Inventory	(106)	(981)
Operating lease vehicles	(426)	(197)
Prepaid expenses and other current assets	(143)	(154)
Other non-current assets	(168)	40
Accounts payable and accrued liabilities	672	(265)
Deferred revenue	162	53
Customer deposits	(2)	88
Other long-term liabilities	23	(17)
Net cash provided by (used in) operating activities	1,641	(440)
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(1,348)	(455)
Purchases of solar energy systems, net of sales	(12)	(26)
Purchases of digital assets	(1,500)	—
Proceeds from sales of digital assets	272	—
Receipt of government grants	6	1
Net cash used in investing activities	(2,582)	(480)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings, net of issuance costs	—	2,309
Proceeds from issuances of convertible and other debt	2,983	2,802
Repayments of convertible and other debt	(4,038)	(2,318)
Collateralized lease repayments	(6)	(97)
Proceeds from exercises of stock options and other stock issuances	183	160
Principal payments on finance leases	(101)	(100)
Debt issuance costs	(5)	—
Proceeds from investments by noncontrolling interests in subsidiaries	—	19
Distributions paid to noncontrolling interests in subsidiaries	(32)	(67)
Net cash (used in) provided by financing activities	(1,016)	2,708
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(221)	(24)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,178)	1,764
Cash and cash equivalents and restricted cash, beginning of period	19,901	6,783
Cash and cash equivalents and restricted cash, end of period	$17,723	$8,547
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,061	$415
Leased assets obtained in exchange for finance lease liabilities	$64	$32
Leased assets obtained in exchange for operating lease liabilities	$179	$60

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

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of microchip supply. We have also previously been affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our product deliveries and deployments.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of March 31, 2021, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity, and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets which could impact our estimates and assumptions. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended March 31,
	2021	2020
Automotive sales without resale value guarantee	$8,013	$4,367
Automotive sales with resale value guarantee	174	172
Automotive regulatory credits	518	354
Energy generation and storage sales	383	173
Services and other	893	560
Total revenues from sales and services	9,981	5,626
Automotive leasing	297	239
Energy generation and storage leasing	111	120
Total revenues	$10,389	$5,985

Automotive Segment

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606 as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The total sales return reserve on vehicles previously sold under our buyback options program was $629 million and $703 million as of March 31, 2021 and December 31, 2020, respectively, of which $206 million and $202 million was short term, respectively.

Deferred revenue activity related to the access to our Supercharger network, internet connectivity, Full Self Driving (“FSD”) features and over-the-air software updates on automotive sales with and without resale value guarantee amounted to $2.00 billion and $1.93 billion as of March 31, 2021 and December 31, 2020, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $79 million and $57 million for the three months ended March 31, 2021 and 2020, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees as of March 31, 2021, we expect to recognize $1.21 billion of revenue in the next 12 months. The remaining balance will be recognized over the performance period which is generally the expected ownership life of the vehicle or the eight-year life of the vehicle.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to zero-emission vehicles, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive sales revenue in the consolidated statements of operations. Deferred revenue related to sales of automotive regulatory credits was $61 million and $21 million as of March 31, 2021 and December 31, 2020, respectively. We expect to recognize the majority of the deferred revenue as of March 31, 2021 in the next 12 months. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was immaterial for the three months ended March 31, 2021 and 2020, respectively.

Automotive Leasing Revenue

Direct Sales-Type Leasing Program

For the three months ended March 31, 2021, we recognized $42 million of sales-type leasing revenue and $26 million of sales-type leasing cost of revenue. There was no sales-type leasing revenue or associated cost of revenue recognized in the three months ended March 31, 2020 as we had not launched this offering.

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

	March 31, 2021	December 31, 2020
Gross lease receivables	$134	$102
Unearned interest income	(14)	(11)
Net investment in sales-type leases	$120	$91

Reported as:
Prepaid expenses and other current assets	$23	$17
Other assets	97	74
Net investment in sales-type leases	$120	$91

Energy Generation and Storage Segment

Energy Generation and Storage Sales

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of March 31, 2021 and December 31, 2020, deferred revenue related to such customer payments amounted to $195 million and $187 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $33 million and $21 million for the three months ended March 31, 2021 and 2020 respectively. As of March 31, 2021, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $107 million. Of this amount, we expect to recognize $6 million in the next 12 months and the remaining over a period up to 27 years.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2021 and December 31, 2020, the aggregate balances of our gross unrecognized tax benefits were $387 million and $380 million, respectively, of which $356 million and $353 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

The local government of Shanghai granted a beneficial corporate income tax rate of 15% to certain eligible enterprises, compared to the 25% statutory corporate income tax rate in China. Our Gigafactory Shanghai subsidiary was granted this beneficial income tax rate of 15% for 2019 through 2023.

We file income tax returns in the U.S., California and various state and foreign jurisdictions. We are currently under examination by the IRS for the years 2015 to 2018. Additional tax years within the period 2004 to 2014 and 2019 remain subject to examination for federal income tax purposes, and tax years 2004 to 2019 remain subject to examination for California income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California income tax purposes. Tax years 2008 to 2020 remain subject to examination in other U.S. state and foreign jurisdictions.

The potential outcome of the current examination could result in a change to unrecognized tax benefits within the next twelve months. However, we cannot reasonably estimate possible adjustments at this time.

Net Income per Share of Common Stock Attributable to Common Stockholders

Basic net income per share of common stock attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share of common stock attributable to common stockholders when their effect is dilutive.

On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for diluted net income per share calculation of our convertible debt instruments (see Recent Accounting Pronouncements section below for further details). During the three months ended March 31, 2021, we increased net income attributable to common stockholders by $5 million to arrive at the numerator used to calculate diluted net income per share, which represents the interest expense recognized on the convertible debt instruments that were subject to this change in methodology.

Prior to the adoption, we applied the treasury stock method when calculating the potential dilutive effect, if any, of the following convertible senior notes which we intended to settle or have settled in cash the principal outstanding: our 1.25% Convertible Senior Notes due in 2021 (“2021 Notes”), 2.375% Convertible Senior Notes due in 2022 (“2022 Notes”), 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) and our subsidiary’s 5.50% Convertible Senior Notes due in 2022. Furthermore, in connection with the offerings of our convertible senior notes, we entered into convertible note hedges and warrants (see Note 10, Debt). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants which have a strike price above our average share price during the period were out of the money and were not included in the tables below. Warrants will be included in the weighted-average shares used in computing basic net income per share of common stock in the period(s) they are settled.

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders, as adjusted to give effect to the five-for-one stock split effected in the form of a stock dividend in August 2020 (the “Stock Split”) (in millions):

	Three Months Ended March 31,
	2021	2020
Weighted average shares used in computing net income per share of common stock, basic	961	915
Add:
Stock-based awards	97	46
Convertible senior notes (1)	21	30
Warrants	54	3
Weighted average shares used in computing net income per share of common stock, diluted	1,133	994

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the Stock Split (in millions):

	Three Months Ended March 31,
	2021	2020
Stock-based awards	0	0
Convertible senior notes (1)	1	2

(1)
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the three months ended March 31, 2021. Certain convertible senior notes were calculated using the treasury stock method for the three months ended March 31, 2020. Refer to discussion above for further details.

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

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$17,141	$19,384	$8,080	$6,268
Restricted cash included in prepaid expenses and other current assets	305	238	193	246
Restricted cash included in other non-current assets	277	279	274	269
Total as presented in the consolidated statements of cash flows	$17,723	$19,901	$8,547	$6,783

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

MyPower Customer Notes Receivable

As of March 31, 2021 and December 31, 2020, the total outstanding balance of MyPower customer notes receivable, net of allowance for credit losses, was $324 million and $334 million, respectively, of which $10 million and $9 million were due in the next 12 months as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the allowance for credit losses was $45 million. In addition, there were no material non-accrual or past due customer notes receivable as of March 31, 2021 and December 31, 2020.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable, convertible note hedges, and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of March 31, 2021 and December 31, 2020, no entity represented 10% or more of our total accounts receivable balance. The risk of concentration for our convertible note hedges and interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

Supply Risk

We are dependent on our suppliers, including single source suppliers, and the inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components from these suppliers, could have a material adverse effect on our business, prospects, financial condition and operating results.

Operating Lease Vehicles

The gross cost of operating lease vehicles as of March 31, 2021 and December 31, 2020 was $3.89 billion and $3.54 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $498 million and $446 million as of March 31, 2021 and December 31, 2020, respectively.

Digital Assets, Net

During the three months ended March 31, 2021, we purchased an aggregate of $1.50 billion in digital assets, comprised solely of bitcoin. In addition, during the three months ended March 31, 2021, we began accepting bitcoin as a payment for sales of certain of our products in specified regions, subject to applicable laws. We account for such non-cash consideration at the time we enter into transactions with our customers in accordance with the non-cash consideration guidance included in the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, based on the then current quoted market prices of bitcoin.

We currently account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our bitcoin and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.

We determine the fair value of our bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is its principal market for bitcoin (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one bitcoin quoted on the active exchange since acquiring the bitcoin. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within Restructuring and other in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets held within Restructuring and other. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

See Note 3, Digital Assets, Net, for further information regarding digital assets.

Warranties

We provide a manufacturer’s warranty on all new and used vehicles and a warranty on the installation and components of the energy generation and storage systems we sell for periods typically between 10 to 25 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease accounting and our solar energy systems under lease contracts or Power Purchase Agreements ("PPAs"), as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Accrued liabilities and other, while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets. Warranty expense is recorded as a component of Cost of revenues in the consolidated statements of operations. Due to the magnitude of our automotive business, accrued warranty balance was primarily related to our automotive segment. Accrued warranty activity consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Accrued warranty—beginning of period	$1,468	$1,089
Warranty costs incurred	(116)	(81)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(1)	3
Provision for warranty	183	119
Accrued warranty—end of period	$1,534	$1,130

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

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

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. We adopted ASU 2019-12 starting 2021, which did not have a material impact on our consolidated financial statements.

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis.

On January 1, 2021, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2021 opening balance of accumulated deficit. Due to the recombination of the equity conversion component of our convertible debt remaining outstanding, additional paid in capital and convertible senior notes (mezzanine equity) were reduced. The removal of the remaining debt discounts recorded for this previous separation has the effect of increasing our net debt balance and the reduction of property, plant and equipment was related to previously capitalized interest. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

Accordingly, the cumulative effect of the changes made on our January 1, 2021 consolidated balance sheet for the adoption of the ASU was as follows (in millions):

	Balances at December 31, 2020	Adjustments from Adoption of ASU 2020-06	Balances at January 1, 2021
Assets
Property, plant and equipment, net	$12,747	$(45)	$12,702
Liabilities
Current portion of debt and finance leases	2,132	50	2,182
Debt and finance leases, net of current portion	9,556	219	9,775
Mezzanine equity
Convertible senior notes	51	(51)	—
Equity
Additional paid-in capital	27,260	(474)	26,786
Accumulated deficit	(5,399)	211	(5,188)

The impact of adoption on our consolidated statements of operations for the three months ended March 31, 2021 was primarily to decrease net interest expense by $145 million and to decrease depreciation expense by an immaterial amount. This had the effect of increasing our basic and diluted net income per share of common stock attributable to common stockholders for the three months ended March 31, 2021 by $0.15 and $0.13, respectively. The change in methodology to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders contributed less than $0.01 of the increase by requiring the use of the if-converted method as discussed above.

Note 3 – Digital Assets, Net

During the three months ended March 31, 2021, we purchased and received $1.50 billion of bitcoin. During the three months ended March 31, 2021, we recorded $27 million of impairment losses on bitcoin. We also realized gains of $128 million through sales during the three months ended March 31, 2021. Such gains are presented net of impairment losses in Restructuring and other in the consolidated statement of operations. As of March 31, 2021, the carrying value of our bitcoin held was $1.33 billion, which reflects cumulative impairments of $27 million. The fair market value of bitcoin held as of March 31, 2021 was $2.48 billion.

Note 4 – Goodwill and Intangible Assets

Goodwill decreased $1 million within the automotive segment from $207 million as of December 31, 2020 to $206 million as of March 31, 2021 due to foreign currency translation adjustments during the three months ended March 31, 2021. There were no accumulated impairment losses as of March 31, 2021 and December 31, 2020.

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	March 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$302	$(122)	$3	$183	$302	$(111)	$3	$194
Trade names	3	(1)	—	2	3	(1)	—	2
Favorable contracts and leases, net	113	(34)	—	79	113	(32)	—	81
Other	38	(19)	1	20	38	(18)	1	21
Total finite-lived intangible assets	456	(176)	4	284	456	(162)	4	298
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	15	—	—	15	15	—	—	15
Total intangible assets	$471	$(176)	$4	$299	$471	$(162)	$4	$313

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

Nine months ending December 31, 2021	$37
2022	50
2023	44
2024	29
2025	29
Thereafter	95
Total	$284

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

	March 31, 2021				December 31, 2020
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents)	$11,366	$11,366	$—	$—	$13,847	$13,847	$—	$—
Interest rate swap liabilities	30	—	30	—	58	—	58	—
Total	$11,396	$11,366	$30	$—	$13,905	$13,847	$58	$—

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

	March 31, 2021			December 31, 2020
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$398	$—	$30	$554	$—	$58

Our interest rate swaps activity was as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Gross losses	$—	$39
Gross gains	$20	$—

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments other than our 2021 Notes, 2022 Notes, 2024 Notes, and our subsidiary’s 5.50% Convertible Senior Notes due in 2022 (collectively referred to as “Convertible Senior Notes” below), 5.30% Senior Notes due in 2025 (“2025 Notes”), solar asset-backed notes and solar loan-backed notes approximate their fair values.

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

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$790	$8,410	$1,971	$24,596
2025 Notes	$1,786	$1,868	$1,785	$1,877
Solar asset-backed notes	$1,097	$1,118	$1,115	$1,137
Solar loan-backed notes	$128	$135	$146	$152

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Raw materials	$1,836	$1,508
Work in process	454	493
Finished goods (1)	1,341	1,666
Service parts	501	434
Total	$4,132	$4,101

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2021 and 2020, we recorded write-downs of $35 million in Cost of revenues and Research and development expenses and $45 million in Cost of revenues, respectively.

Note 7 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Machinery, equipment, vehicles and office furniture	$8,711	$8,493
Tooling	1,916	1,811
Leasehold improvements	1,494	1,421
Land and buildings	3,681	3,662
Computer equipment, hardware and software	1,020	856
Construction in progress	2,435	1,621
	19,257	17,864
Less: Accumulated depreciation	(5,389)	(5,117)
Total	$13,868	$12,747

Construction in progress is primarily comprised of construction of Gigafactory Berlin and Gigafactory Texas, expansion of Gigafactory Shanghai and equipment and tooling related to the manufacturing of our products. We are currently constructing Gigafactory Berlin under conditional permits in anticipation of being granted final permits. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three months ended March 31, 2021 and 2020, we capitalized $15 million and $10 million, respectively, of interest.

Depreciation expense during the three months ended March 31, 2021 and 2020 was $424 million and $371 million, respectively. Gross property, plant and equipment under finance leases as of March 31, 2021 and December 31, 2020 was $2.34 billion and $2.28 billion, respectively, with accumulated depreciation of $907 million and $816 million, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of March 31, 2021 and December 31, 2020, we had cumulatively capitalized costs of $1.79 billion and $1.77 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 8 – Accrued Liabilities and Other

As of March 31, 2021 and December 31, 2020, accrued liabilities and other current liabilities consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Accrued purchases (1)	$993	$901
Taxes payable (2)	828	777
Payroll and related costs	660	654
Accrued warranty reserve, current portion	544	479
Sales return reserve, current portion	430	417
Operating lease liabilities, current portion	309	286
Accrued interest	36	77
Other current liabilities	273	264
Total	$4,073	$3,855

(1)
Accrued purchases primarily reflects receipts of goods and services that we had not been invoiced yet. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 9 – Other Long-Term Liabilities

As of March 31, 2021 and December 31, 2020, other long-term liabilities consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Operating lease liabilities	$1,330	$1,254
Accrued warranty reserve	990	989
Sales return reserve	424	500
Deferred tax liability	144	151
Other non-current liabilities	395	436
Total other long-term liabilities	$3,283	$3,330

Note 10 – Debt

The following is a summary of our debt and finance leases as of March 31, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$317	$—	$319	$—	2.375%	March 2022
2024 Notes	51	378	439	—	2.00%	May 2024
2025 Notes	—	1,786	1,800	—	5.30%	August 2025
Credit Agreement	—	1,898	1,898	266	3.3%	July 2023
Solar Bonds and other Loans	30	23	53	—	4.0-5.8%	June 2021 - January 2031
Total recourse debt	398	4,085	4,509	266
Non-recourse debt:
Automotive Asset-backed Notes	936	1,636	2,582	—	0.2-7.9%	August 2021-March 2025
Solar Asset-backed Notes	39	1,058	1,125	—	2.9%-7.7%	September 2024-February 2048
China Loan Agreements	—	614	614	1,368	4.0%	June 2021-December 2024
Cash Equity Debt	19	406	436	—	5.3%-5.8%	July 2033-January 2035
Solar Loan-backed Notes	13	115	134	—	4.8%-7.5%	September 2048-September 2049
Warehouse Agreements	—	—	—	1,100	Not applicable	September 2022
Automotive Lease-backed Credit Facilities	10	24	34	148	0.8-5.9%	September 2022-November 2022
Solar Revolving Credit Facility and other Loans	—	81	81	23	2.7-5.1%	June 2022-February 2033
Total non-recourse debt	1,017	3,934	5,006	2,639
Total debt	1,415	8,019	$9,515	$2,905
Finance leases	404	1,034
Total debt and finance leases	$1,819	$9,053

The following is a summary of our debt and finance leases as of December 31, 2020 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2021 Notes	$419	$—	$422	$—	1.25%	March 2021
2022 Notes	115	366	503	—	2.375%	March 2022
2024 Notes	171	856	1,282	—	2.00%	May 2024
2025 Notes	—	1,785	1,800	—	5.30%	August 2025
Credit Agreement	—	1,895	1,895	278	3.3%	July 2023
Solar Bonds and other Loans	4	49	55	—	3.6%-5.8%	January 2021 - January 2031
Total recourse debt	709	4,951	5,957	278
Non-recourse debt:
Automotive Asset-backed Notes	777	921	1,705	—	0.6%-7.9%	August 2021-August 2024
Solar Asset-backed Notes	39	1,076	1,141	—	3.0%-7.7%	September 2024-February 2048
China Loan Agreements	—	616	616	1,372	4.0%	June 2021-December 2024
Cash Equity Debt	18	408	439	—	5.3%-5.8%	July 2033-January 2035
Solar Loan-backed Notes	13	133	152	—	4.8%-7.5%	September 2048-September 2049
Warehouse Agreements	37	257	294	806	1.7%-1.8%	September 2022
Solar Term Loan	151	—	151	—	3.7%	January 2021
Automotive Lease-backed Credit Facility	14	19	33	153	1.9%-5.9%	September 2022-November 2022
Solar Revolving Credit Facility and other Loans	—	81	81	23	2.7%-5.1%	June 2022-February 2033
Total non-recourse debt	1,049	3,511	4,612	2,354
Total debt	1,758	8,462	$10,569	$2,632
Finance leases	374	1,094
Total debt and finance leases	$2,132	$9,556
(1)
There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities and financing funds, except certain specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets and as may be described below and in the notes to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2020.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. The debt discounts were updated as of January 1, 2021 for our convertible notes with the adoption of ASU 2020-06 as discussed in Note 2, Summary of Significant Accounting Policies. As of March 31, 2021, we were in material compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

2021 Notes, 2022 Notes and 2024 Notes

During the first quarter of 2021, the closing price of our common stock exceeded 130% of the applicable conversion price of each of our 2022 Notes and 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter; causing the 2022 Notes and 2024 Notes to be convertible by their holders during the second quarter of 2021. As we now expect to settle a portion of the 2024 Notes in the second quarter of 2021, we reclassified $51 million of the carrying value of the 2024 Notes from debt and finance leases, net of current portion to current portion of debt and finance leases on our consolidated balance sheet as of March 31, 2021. Should the closing price conditions be met in a future quarter for any of these notes, such notes will be convertible at their holders’ option during the immediately following quarter.

On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, we have de-recognized the remaining debt discounts on the 2022 Notes and 2024 Notes and therefore no longer recognize any amortization of debt discounts as interest expense (see Note 2, Summary of Significant Accounting Policies). During the first quarter of 2021, $422 million, $184 million and $843 million in aggregate principal amount of the 2021 Notes, 2022 Notes and 2024 Notes, respectively, were settled for $422 million, $184 million and $843 million in cash for their par amount, and the issuance of 5.3 million, 2.5 million and 12.5 million shares of our common stock for the conversion premium, respectively. The note hedges we entered into in connection with the issuance of the 2021 Notes, 2022 Notes and 2024 Notes were automatically settled with the respective conversions of the 2021 Notes, 2022 Notes and 2024 Notes, resulting in the receipt of 5.3 million, 2.5 million and 12.5 million shares of our common stock, respectively. In March 2021, the 2021 Notes were fully settled.

Automotive Asset-backed Notes and Warehouse Agreements

In March 2021, we transferred beneficial interests related to certain leased vehicles into an SPE and issued $1.08 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other Automotive Asset-backed Notes. The proceeds from the issuance, net of discounts and fees, were $1.07 billion. In conjunction with this financing we repaid the remaining outstanding balance of our vehicle lease-backed loan and security agreement (the "2016 Warehouse Agreement"), for which committed funds remained available for future borrowings.

China Loan Agreements

In April 2021, we fully repaid the $614 million in aggregate principal of our secured term loan facility in connection with the construction of Gigafactory Shanghai (the “Fixed Asset Facility”) and the facility was terminated. After the termination, the $758 million of unused commitment under the Fixed Asset Facility included in the debt and finance lease table as of March 31, 2021 above was no longer available.

Solar Term Loan

In January 2021, our Solar Term Loan matured and was repaid.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which include the 2021 Notes, the 2022 Notes and the 2024 Notes (in millions):

	Three Months Ended March 31,
	2021	2020
Contractual interest coupon	$7	$19
Amortization of debt issuance costs	2	2
Amortization of debt discounts (1)	—	44
Total	$9	$65

(1)
Under the modified retrospective method of adoption of ASU 2020-06, there was neither amortization of debt discounts, nor losses on extinguishment of debt recognized for the three months ended March 31, 2021. Refer to discussion above for further details.

Note 11 – Equity Incentive Plans

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 101.3 million stock option awards, as adjusted to give effect to the Stock Split, to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), has been achieved, and (ii) any one of the following eight operational milestones focused on total revenue or any one of the eight operational milestones focused on Adjusted EBITDA have been achieved for the four consecutive fiscal quarters on an annualized basis and subsequently reported by us in our financial statements filed with our Forms 10-Q and/or 10-K. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $70.01 per share, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational milestones as of March 31, 2021 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved (1)	$3.0	Achieved
$55.0	Probable	$4.5	Achieved
$75.0	-	$6.0	Achieved (1)
$100.0	-	$8.0	Probable
$125.0	-	$10.0	-
$150.0	-	$12.0	-
$175.0	-	$14.0	-

(1)
Achieved in the first quarter of 2021 and expected to be certified following the filing of this Quarterly Report on Form 10-Q.

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

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed amount of expense for such tranche and (ii) the future time when the market capitalization milestone for such tranche was expected to be achieved, or its “expected market capitalization milestone achievement time.” Separately, based on a subjective assessment of our future financial performance, each quarter we determine whether it is probable that we will achieve each operational milestone that has not previously been achieved or deemed probable of achievement and if so, the future time when we expect to achieve that operational milestone, or its “expected operational milestone achievement time.” When we first determine that an operational milestone has become probable of being achieved, we allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected full achievement time.” The “expected full achievement time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market capitalization milestone achievement time (if the related market capitalization milestone has not yet been achieved). We immediately recognize a catch-up expense for all accumulated expense for the quarters from the grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, we recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected full achievement time, except that upon the achievement of both a market capitalization milestone and operational milestone with respect to a tranche, all remaining expense for that tranche is immediately recognized.

As a result, we have experienced, and may experience in the future, significant catch-up expenses in quarters when one or more operational milestones are first determined to be probable of being achieved. Historically, the expected market capitalization achievement times were generally later than the related expected operational milestone achievement times. Therefore, when market capitalization milestones are achieved earlier than originally forecasted, for example due to periods of rapid stock price appreciation, this has resulted, and may result in the future, in higher catch-up expenses and the remaining expenses being recognized over shorter periods of time at a higher per-quarter rate. During the first quarter of 2021, all remaining market capitalization milestones except for the milestone relating to $650.0 billion were achieved.

During the first quarter of 2021, the operational milestone of annualized revenue of $55.0 billion became probable of being achieved and consequently, we recognized a catch-up expense of $116 million.

As of March 31, 2021, we had $129 million of total unrecognized stock-based compensation expense for the operational milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 0.9 years. As of March 31, 2021, we had unrecognized stock-based compensation expense of $548 million for the operational milestones that were considered not probable of achievement. For the three months ended March 31, 2021 and 2020 we recorded stock-based compensation expense of $299 million and $66 million related to the 2018 CEO Performance Award, respectively.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$103	$33
Research and development	125	65
Selling, general and administrative	386	113
Total	$614	$211

Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances.

Note 12 – Commitments and Contingencies

Operating Lease Arrangement in Buffalo, New York

We have an operating lease through the Research Foundation for the State University of New York (the “SUNY Foundation”) with respect to Gigafactory New York. Under the lease and a related research and development agreement, we are continuing to further develop the facility.

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

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a one-year deferral of our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. In April 2021, we were granted an additional deferral through December 31, 2021 subject only to memorialization in writing by us and the SUNY Foundation, as our operations at Gigafactory New York have not yet fully ramped due to a number of factors related to the pandemic. Given that we would have met all targets originally required as of April 30, 2020 if they had been measured prior to the mandated reduction of operations in March 2020, and we are currently in excess of such targets relating to investments and personnel in the State of New York, we do not currently expect any issues meeting our applicable obligations following this expected deferral or in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or substantial payments to the SUNY Foundation.

Operating Lease Arrangement in Shanghai, China

We have an operating lease arrangement for an initial term of 50 years with the local government of Shanghai for land use rights where we are constructing Gigafactory Shanghai. Under the terms of the arrangement, we are required to spend RMB 14.08 billion in capital expenditures by the end of 2023, and to generate RMB 2.23 billion of annual tax revenues starting at the end of 2023. If we are unwilling or unable to meet such target or obtain periodic project approvals, in accordance with the Chinese government’s standard terms for such arrangements, we would be required to revert the site to the local government and receive compensation for the remaining value of the land lease, buildings and fixtures. We believe the capital expenditure requirement and the tax revenue target will be attainable even if our actual vehicle production was far lower than the volumes we are forecasting.

Legal Proceedings

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Tesla challenging our acquisition of SolarCity Corporation (“SolarCity”). Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, and the Delaware Supreme Court denied that request without ruling on the merits but electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018, and mediations were held on June 10, 2019. Plaintiffs and defendants filed respective motions for summary judgment on August 25, 2019, and further mediations were held on October 3, 2019. The Court held a hearing on the motions for summary judgment on November 4, 2019. On January 22, 2020, all of the director defendants except Elon Musk reached a settlement to resolve the lawsuit against them for an amount to be paid entirely under the applicable insurance policy. The settlement, which does not involve an admission of any wrongdoing by any party, was approved by the Court on August 17, 2020. Tesla received payment of approximately $43 million on September 16, 2020, which has been recognized in our consolidated statement of operations as a reduction to Selling, general and administrative operating expenses for costs previously incurred related to the acquisition of SolarCity. On February 4, 2020, the Court issued a ruling that denied plaintiffs’ previously-filed motion for summary judgment and granted in part and denied in part defendants’ previously-filed motion for summary judgment. Fact and expert discovery is complete, and the case was set for trial in March 2020 until it was postponed by the Court due to safety precautions concerning COVID-19. The current dates for the trial are from July 12 to July 23, 2021, subject to change based on any further safety measures implemented by the Court.

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

Securities Litigation Relating to Production of Model 3 Vehicles

On October 10, 2017, a purported stockholder class action was filed in the U.S. District Court for the Northern District of California against Tesla, two of its current officers and a former officer. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities from May 4, 2016 to October 6, 2017. The lawsuit claims that Tesla supposedly made materially false and misleading statements regarding Tesla’s preparedness to produce Model 3 vehicles. Plaintiffs filed an amended complaint on March 23, 2018, and defendants filed a motion to dismiss on May 25, 2018. The court granted defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on September 28, 2018, and defendants filed a motion to dismiss the amended complaint on February 15, 2019. The hearing on the motion to dismiss was held on March 22, 2019, and on March 25, 2019, the Court ruled in favor of defendants and dismissed the complaint with prejudice. On April 8, 2019, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) and on July 17, 2019 filed their opening brief. We filed our opposition on September 16, 2019, and plaintiffs filed their reply on October 8, 2019. A hearing on the appeal was held before a three-judge panel on April 30, 2020. On January 26, 2021, the panel affirmed the District Court’s dismissal of the complaint with prejudice. On March 5, 2021, the Ninth Circuit denied plaintiffs’ request for a rehearing before the full court, and a mandate issued on March 16, 2021.

On October 26, 2018, in a similar action, a purported stockholder class action was filed in the Superior Court of California in Santa Clara County against Tesla, Elon Musk and seven initial purchasers in an offering of debt securities by Tesla in August 2017. The complaint alleges misrepresentations made by Tesla regarding the number of Model 3 vehicles Tesla expected to produce by the end of 2017 in connection with such offering and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla securities in such offering. Tesla thereafter removed the case to federal court. On January 22, 2019, plaintiff abandoned its effort to proceed in state court, instead filing an amended complaint against Tesla, Elon Musk and seven initial purchasers in the debt offering before the same judge in the U.S. District Court for the Northern District of California who is hearing the above-referenced earlier-filed federal case. On February 5, 2019, the Court stayed this new case pending a ruling on the motion to dismiss the complaint in the earlier-filed federal case. After such earlier-filed federal case was dismissed, defendants filed a motion on July 2, 2019 to dismiss this case as well. The case was then stayed pending a ruling from the Ninth Circuit on the earlier-filed federal case, with an agreement that if defendants prevailed on the appeal, plaintiffs would dismiss the later-filed case. Following the Ninth Circuit’s affirmance discussed above, the plaintiffs dismissed the later-filed case with prejudice on April 15, 2021.

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint; plaintiff filed its opposition brief on November 1, 2018; and defendants filed a reply brief on December 13, 2018. The hearing on the motion to dismiss was held on May 9, 2019. On September 20, 2019, the Court granted the motion to dismiss as to the corporate waste claim but denied the motion as to the breach of fiduciary duty and unjust enrichment claims. Our answer was filed on December 3, 2019, and trial is set for April 2022. Fact discovery is ongoing.

Litigation Related to Directors’ Compensation

On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Delaware Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages and other relief. Defendants filed their answer on September 17, 2020. Trial is set for September 2022, and fact discovery is ongoing.

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

Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Five of those actions were consolidated, and all seven actions have been stayed pending resolution of the above-referenced consolidated purported stockholder class action. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases have also been consolidated and stayed pending resolution of the above-referenced consolidated purported stockholder class action.

Unless otherwise stated, the individual defendants named in the stockholder proceedings described above and the Company with respect to the stockholder class action proceedings described above believe that the claims in such proceedings have no merit and intend to defend against them vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these claims.

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

Aside from the settlement, as amended, with the SEC relating to Mr. Musk’s statement that he was considering taking Tesla private, there have not been any developments in these matters that we deem to be material, and to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. As is our normal practice, we have been cooperating and will continue to cooperate with government authorities. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows and financial position.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$78	$87
Accounts receivable, net	35	28
Prepaid expenses and other current assets	124	105
Total current assets	237	220
Solar energy systems, net	4,709	4,749
Other non-current assets	197	182
Total assets	$5,143	$5,151
Liabilities
Current liabilities
Accrued liabilities and other	$61	$63
Deferred revenue	11	11
Customer deposits	16	14
Current portion of debt and finance leases	957	797
Total current liabilities	1,045	885
Deferred revenue, net of current portion	169	168
Debt and finance leases, net of current portion	2,062	1,346
Other long-term liabilities	17	19
Total liabilities	$3,293	$2,418

Note 14 – Segment Reporting and Information about Geographic Areas

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

	Three Months Ended March 31,
	2021	2020
Automotive segment
Revenues	$9,895	$5,692
Gross profit	$2,316	$1,223
Energy generation and storage segment
Revenues	$494	$293
Gross profit	$(101)	$11

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended March 31,
	2021	2020
United States	$4,424	$2,768
China	3,043	900
Other	2,922	2,317
Total	$10,389	$5,985

The following table presents long-lived assets by geographic area (in millions):

	March 31,	December 31,
	2021	2020
United States	$16,650	$15,989
International	3,151	2,737
Total	$19,801	$18,726

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

In 2021, we have produced 180,338 vehicles and delivered 184,877 vehicles through the first quarter. We are currently focused on increasing vehicle production and capacity, improving and developing and battery technologies, increasing the affordability and efficiency of our vehicles, expanding our global infrastructure and introducing our next vehicles.

In 2021, we have deployed 445 GWh of energy storage products and 92 megawatts of solar energy systems through the first quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency and increasing market share of retrofit solar energy systems.

During the three months ended March 31, 2021, we recognized total revenues of $10.39 billion, representing an increase of $4.40 billion over the three months ended March 31, 2020. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

During the three months ended March 31, 2021, our net income attributable to common stockholders was $438 million, representing a favorable change of $422 million over the three months ended March 31, 2020. We continue to focus on operational efficiencies, while we have seen an acceleration of non-cash stock-based compensation expense due to a rapid increase in our market capitalization and updates to our business outlook.

We ended the first quarter of 2021 with $17.14 billion in cash and cash equivalents, representing a decrease of $2.24 billion from the end of 2020. Our cash flows provided by operating activities during the three month period ended March 31, 2021 was $1.64 billion, representing a favorable change of $2.08 billion compared to our cash flows used in operating activities during the period ended March 31, 2020 of $440 million, and capital expenditures amounted to $1.35 billion during the three month period ended March 31, 2021, compared to $455 million during the same period ended March 31, 2020. Sustained growth has allowed our business to generally fund itself, but we will continue a number of capital-intensive projects in upcoming periods.

Management Opportunities, Challenges and Risks

Impact of COVID-19 Pandemic

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of microchip supply. We have also previously been affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our product deliveries and deployments.

Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin	Model Y	Constructing manufacturing facilities
Gigafactory Texas	Model Y	Constructing manufacturing facilities
	Cybertruck	In development
TBD	Tesla Semi	In development
	Tesla Roadster	In development

We installed and tested the manufacturing equipment for our new versions of Model S and Model X in the first quarter of 2021 and we are in the early stages of ramping production. We are focused on ramping these models and Model Y to at least their installed production capacities. We have also worked to increase localization at Gigafactory Shanghai by introducing drive unit manufacturing and Model Y one-piece casting there. The next phase of production growth will depend on the construction of Gigafactory Berlin and Gigafactory Texas, each of which is progressing as planned for production and deliveries beginning in late 2021, and where we will also add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Consistent with our approach of innovating at new factories, we expect to pioneer there the mass production of these cells and our unique structural battery pack concept. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

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

Automotive—Demand and Sales

Our cost reduction efforts and additional localized procurement and manufacturing are key to our vehicles’ affordability, and for example have allowed us to competitively price our vehicles in China. In addition to opening new factories in 2021, we will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including Autopilot, FSD and software features, and introducing anticipated future vehicles. Moreover, we expect to benefit from ongoing electrification of the automotive sector and increasing environmental awareness.

However, we operate in a cyclical industry that is sensitive to trade, environmental and political uncertainty, all of which may also be compounded by any future global impact from the COVID-19 pandemic. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to continue to execute well to maintain our momentum.

Automotive—Deliveries and Customer Infrastructure

As our deliveries increase, we must work constantly to prevent our vehicle delivery capability from becoming a bottleneck on our total deliveries. Increasing the exports of vehicles manufactured at Gigafactory Shanghai has been effective in mitigating the strain on our deliveries, and we expect to benefit further from situating additional factories closer to local markets. In any case, as we expand, we will have to continue to increase and staff our delivery, servicing and charging infrastructure, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost-effectiveness and customer satisfaction. In particular, we remain focused on increasing the capability and efficiency of our servicing operations.

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand. For Powerwall, better availability and growing grid stability concerns drive higher interest, and we are emphasizing cross-selling with our residential solar energy products. We remain committed to increasing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to improve our installation capabilities for Solar Roof by on-boarding and training a large number of installers and reducing the installation time dramatically. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and hire additional personnel, particularly skilled electricians to support the ramp of Solar Roof.

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products in the new Model S and Model X, Model Y and Solar Roof, constructing or ramping manufacturing facilities on three continents and piloting the development and manufacture of new battery cell technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development and all other continuing infrastructure growth, we currently expect our capital expenditures to be $4.50 to $6.00 billion in 2021 and each of the next two fiscal years.

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

In March 2018, our stockholders approved a performance-based stock option award to our CEO (the “2018 CEO Performance Award”), consisting of 12 vesting tranches contingent on the achievement of specified market capitalization and operational milestones. We incur non-cash stock-based compensation expense for each tranche only after the related operational milestone initially becomes probable of being achieved based on a subjective assessment of our future financial performance, and if this happens following the grant date, we record at such time a cumulative catch-up expense that may be significant based on the length of time elapsed from the grant date. Moreover, the remaining expense for that tranche is ratably recorded over the period remaining until the later of (i) the expected achievement of the relevant operational milestone (if it has not yet been achieved) and (ii) the expected achievement of the related market capitalization milestone (if it has not yet been achieved). Upon the achievement of both milestones related to a tranche, all remaining associated expense is recognized immediately. Because the market capitalization milestone achievements were generally expected to occur later than the related expected operational milestone achievements, the achievement of the former earlier than expected may increase the magnitude of any catch-up expense and/or accelerate the rate at which the remaining expense is recognized. Since 2020, several operational milestones have become probable and/or have been achieved and all market capitalization milestones except one have been achieved, resulting in the recognition or acceleration of related expense earlier than anticipated and within a relatively short period of time. See Note 11, Equity Incentive Plans—2018 CEO Performance Award, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the stock-based compensation relating to the 2018 CEO Performance Award.

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin and began accepting bitcoin as a form of payment for certain of our products in specified regions, subject to applicable laws. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale. As we generally intend to hold these assets long-term, these charges may negatively impact our profitability in the periods in which such impairments occur even if the overall market values of these assets increase. For example, in the first quarter of 2021, we recorded approximately $27 million of impairment losses resulting from changes to the carrying value of our bitcoin and gains of $128 million on certain sales of bitcoin by us.

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

For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Effects of COVID-19

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chain issues, such as a shortfall of microchip supply.

During 2020, we were also affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our product deliveries and deployments. Our temporary suspension at our factories resulted in idle capacity charges as we still incurred fixed costs such as depreciation, certain payroll related expenses and property taxes. As part of our response strategy to the business disruptions and uncertainty around macroeconomic conditions caused by the COVID-19 pandemic, we instituted cost reduction initiatives across our business globally to be commensurate to the scope of our operations while they were scaled back in the first half of 2020. Additionally, we suspended non-critical operating spend and opportunistically renegotiated supplier and vendor arrangements. As part of various governmental responses to the pandemic granted to companies globally, we received certain payroll related benefits which helped to reduce the impact of the COVID-19 pandemic on our financial results. Such payroll related benefits related to our direct headcount have been primarily netted against our disclosed idle capacity charges and they marginally reduced our operating expenses. The impact of the idle capacity charges incurred during the first half of 2020 were almost entirely offset by our cost savings initiatives and payroll related benefits.

Revenues

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Automotive sales	$8,705	$4,893	$3,812	78%
Automotive leasing	297	239	58	24%
Total automotive revenues	9,002	5,132	3,870	75%
Services and other	893	560	333	59%
Total automotive & services and other segment revenue	9,895	5,692	4,203	74%
Energy generation and storage segment revenue	494	293	201	69%
Total revenues	$10,389	$5,985	$4,404	74%

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

Automotive sales revenue increased $3.81 billion, or 78%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase of 96,464 Model 3 and Model Y cash deliveries year over year from production ramping at both Gigafactory Shanghai and the Fremont Factory. There was also an increase of $164 million from additional sales of regulatory credits to $518 million in the three months ended March 31, 2021. The increases in automotive sales revenue were partially offset by a decrease from 8,380 fewer Model S and Model X cash deliveries at a slightly lower combined average selling price in the three months ended March 31, 2021 compared to the prior period as we phase out the inventory of older models to get ready for the introduction of the updated versions. Additionally, there was a decrease in the combined average selling price of Model 3 and Model Y primarily due to a higher proportion of Standard Range variants in our sales mix compared to the prior period.

Automotive leasing revenue increased $58 million, or 24%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in cumulative vehicles under our direct operating lease program and the introduction of direct sales-type leasing programs which we began offering in volume during the third quarter of 2020 where we recognize all revenue associated with the sales-type lease upon delivery to the customer. These increases were partially offset by the decreases in automotive leasing revenue associated with our resale value guarantee leasing programs accounted for as operating leases as those portfolios have declined.

Services and other revenue increased $333 million, or 59%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to increases in used vehicle revenue driven by an increase in trade-ins, non-warranty maintenance services revenue as our fleet continues to grow and retail merchandise revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, services related to such products and sales of solar energy systems incentives.

Energy generation and storage revenue increased by $201 million, or 69%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to increases in deployments of solar cash and loan jobs, Powerwall and Megapack, partially offset by reduced average selling prices on our solar cash and loan jobs as a result of our low cost solar strategy introduced mid-2020.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Cost of revenues
Automotive sales	$6,457	$3,699	$2,758	75%
Automotive leasing	160	122	38	31%
Total automotive cost of revenues	6,617	3,821	2,796	73%
Services and other	962	648	314	48%
Total automotive & services and other segment cost of revenues	7,579	4,469	3,110	70%
Energy generation and storage segment	595	282	313	111%
Total cost of revenues	$8,174	$4,751	$3,423	72%
Gross profit total automotive	$2,385	$1,311
Gross margin total automotive	26%	26%
Gross profit total automotive & services and other segment	$2,316	$1,223
Gross margin total automotive & services and other segment	23%	21%
Gross profit energy generation and storage segment	$(101)	$11
Gross margin energy generation and storage segment	-20%	4%
Total gross profit	$2,215	$1,234
Total gross margin	21%	21%

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

Cost of automotive sales revenue increased $2.76 billion, or 75%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase of 96,464 Model 3 and Model Y cash deliveries, partially offset by a decrease in combined average Model 3 and Model Y costs per unit due to lower material, manufacturing, freight and duty costs from localized procurement and manufacturing in China, a higher sales mix of Standard Range trims and reductions in Model Y average costs per unit as compared to the prior period due to temporary under-utilization of manufacturing capacity at lower production volumes during our production ramp in the first half of 2020. Additionally, there was a decrease of 8,380 Model S and Model X cash deliveries in the three months ended March 31, 2021 compared to the prior period.

Cost of automotive leasing revenue increased $38 million, or 31%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in cumulative vehicles under our direct operating lease program and the introduction of direct sales-type leasing programs which we began offering in volume during the third quarter of 2020 where we recognize all cost of revenue associated with the sales-type lease upon delivery to the customer. These increases were partially offset by the decreases in cost of automotive lease revenue associated with our resale value guarantee leasing programs which are accounted for as operating leases as those portfolios have declined.

Cost of services and other revenue increased $314 million, or 48%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to increases in used vehicle cost of revenue driven by an increase in trade-ins, costs to support our increase in non-warranty maintenance services revenue and costs of retail merchandise as our sales have increased.

Gross margin for total automotive remained relatively consistent at 26% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. There were increases from improvements of Model Y and Model 3 gross margins primarily from lower material, manufacturing, freight and duty costs from localized procurement and manufacturing in China and reductions in Model Y average costs per unit as compared to the prior period due to temporary under-utilization of manufacturing capacity at lower production volumes during our production ramp in the first half of 2020. Additionally, there was a positive impact from an increase of $164 million in sales of regulatory credits. These increases were partially offset by a decrease in the combined average selling price of Model 3 and Model Y due to a higher proportion of Standard Range variants in our sales mix compared to the prior period.

Gross margin for total automotive & services and other segment increased from 21% to 23% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the automotive gross margin impacts discussed above and an improvement in our services and other gross margin. Additionally, there was a lower proportion of services and other, which operated at a lower gross margin than our automotive business, within the segment in the three months ended March 31, 2021 as compared to the prior period.

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

Cost of energy generation and storage revenue increased by $313 million, or 111%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to increases in deployments of solar cash and loan jobs, Solar Roof, Powerwall and Megapack and increased service maintenance costs on solar energy systems where we are the lessor, partially offset by reductions in average costs per unit of Solar Roof and solar cash and loan jobs from improved overhead utilization as deployments increased. Although our average costs per unit of Solar Roof improved compared to the prior period, they still remain significant and contribute disproportionately to our cost of energy generation and storage revenue.

Gross margin for energy generation and storage decreased from 4% to -20% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a higher proportion of Solar Roof in our overall energy business which operated at lower gross margins as a result of temporary manufacturing underutilization during product ramp, increased service maintenance costs on solar energy systems where we are the lessor and lower gross margins in our energy storage business as we are ramping Megapack.

Research and Development Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Research and development	$666	$324	$342	106%
As a percentage of revenues	6%	5%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $342 million, or 106%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily due to an $147 million increase in employee and labor related expenses due to an increase in headcount and increased payroll taxes related to appreciation of our stock price, a $122 million increase in R&D expensed materials and outside services and a $60 million increase in stock-based compensation expense. These increases were to support our expanding product roadmap such as the new versions of Model S and Model X and technologies including our proprietary battery cells.

R&D expenses as a percentage of revenue increased from 5% to 6% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is primarily due to the increase in our R&D expenses as detailed above, partially offset by an increase in total revenues from expanding sales.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Selling, general and administrative	$1,056	$627	$429	68%
As a percentage of revenues	10%	10%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $429 million, or 68%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is primarily due to an increase of $273 million in stock-based compensation expense, of which $233 million was attributable to the 2018 CEO Performance Award. We recorded stock-based compensation expense of $299 million in the three months ended March 31, 2021 for the 2018 CEO Performance Award compared to $66 million in the prior period. The increase in expense under the 2018 CEO Performance Award was due to the catch-up expense of $116 million recognized in the three months ended March 31, 2021 when the operational milestone of annualized revenue of $55.0 billion became probable of being achieved as well as the acceleration of the expense related to the fifth and sixth tranches as their market capitalization milestones were achieved earlier than originally forecasted due to rapid appreciation of our stock price since 2020 (see Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Additionally, there was an increase of $125 million in employee and labor related expenses from increased headcount and increased payroll taxes related to appreciation of our stock price.

SG&A expenses as a percentage of revenue remained relatively consistent at 10% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. There was a favorable impact from the increase in total revenue from expanding sales, partially offset by an increase in our SG&A expenses as detailed above.

Restructuring and Other Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Restructuring and other	$(101)	$—	$(101)	Not meaningful
As a percentage of revenues	-1%	0%

During the three months ended March 31, 2021, we realized gains of $128 million through sales of bitcoin and also recorded $27 million of impairment losses. See Note 2, Summary of Significant Accounting Policies, and Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Interest expense	$(99)	$(169)	$70	-41%
As a percentage of revenues	1%	3%

Interest expense decreased by $70 million, or 41%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2021, whereby we have de-recognized the remaining debt discounts on the 2022 Notes and 2024 Notes and therefore no longer recognize any amortization of debt discounts as interest expense, as well as the continued reduction in our overall debt balance. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Other income (expense), net	$28	$(54)	$82	Not meaningful
As a percentage of revenues	0%	1%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, changed favorably by $82 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a $60 million favorable change in the mark-to-market remeasurement of our interest rate swaps and favorable fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Provision for income taxes	$69	$2	$67	3350%
Effective tax rate	13%	3%

Our provision for income taxes is $69 million with pre-tax income of $533 million for the three months ended March 31, 2021. The provision for income taxes increased by $67 million, compared to $2 million provision for income taxes with pre-tax income of $70 million for the three months ended March 31, 2020. The increase was primarily due to the substantial increases in taxable profits in our foreign jurisdictions year-over-year.

Our effective tax rate increased from 3% to 13% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to substantial pre-tax income in the three months ended March 31, 2021 as compared to a small pre-tax income for the three months ended March 31, 2020.

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
(Dollars in millions)	2021	2020	$	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$26	$52	$(26)	-50%

Our net income attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $26 million, or 50%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The change was primarily due to lower activities from new financing fund arrangements offset by a decrease in distributions to financing fund investors.

Liquidity and Capital Resources

We expect to continue to generate net positive operating cash flow as we have done in the last three fiscal years. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities such as the Fremont Factory, Gigafactory Nevada, Gigafactory Shanghai and Gigafactory New York, the construction of Gigafactory Berlin and Gigafactory Texas, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger network and energy product installation capabilities.

In addition, because a large portion of our future expenditures will be to fund our growth, we expect that if needed we will be able to adjust our capital and operating expenditures by operating segment. For example, if our near-term manufacturing operations decrease in scale or ramp more slowly than expected, including due to global economic or business conditions, we may choose to correspondingly slow the pace of our capital expenditures. Finally, we continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through drawdowns on existing or new debt facilities or financing funds. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early.

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 31, 2021, including to pay down near-term debt obligations, as well as in the long-term.

See the sections below for more details regarding the material requirements for cash in our business and our sources of liquidity to meet such needs.

Material Cash Requirements

From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. However, due to contractual terms, variability in the precise growth curves of our development and production ramps, and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders under such contracts beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project.

As discussed in and subject to the considerations referenced in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Risks—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to be $4.50 to $6.00 billion in 2021 and in each of the next two fiscal years. In connection with our operations at Gigafactory Buffalo, we have an agreement to spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021 subject only to memorialization in writing by us and the SUNY Foundation). We also have an operating lease arrangement with the local government of Shanghai pursuant to which we are required to spend RMB 14.08 billion in capital expenditures at Gigafactory Shanghai by the end of 2023. For details regarding these obligations, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2021, we and our subsidiaries had outstanding $9.52 billion in aggregate principal amount of indebtedness, of which $1.43 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

As of March 31, 2021, we had $17.14 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $7.79 billion and consisted primarily of euros, Chinese yuan and Canadian dollars. In addition, we had $2.15 billion of unused committed amounts under our credit facilities and financing funds as of March 31, 2021, net of amounts formerly available under the Fixed Asset Facility that was paid off and terminated in April 2021. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets; and contributing or selling qualified solar energy systems and the associated customer contracts or qualified leased vehicles and our interests in those leases into the financing funds). For details regarding our indebtedness and financing funds, refer to Note 10, Debt, and Note 13, Variable Interest Entity Arrangements to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin and began accepting bitcoin as a form of payment for our products in certain regions, subject to applicable laws. In the first quarter of 2021, we also sold an aggregate $272 million in bitcoin. Net of such sales, the fair market value of our bitcoin holdings as of March 31, 2021 was $2.48 billion. Based on our trading activity to date, we believe bitcoin is highly liquid, although we generally intend to hold our bitcoin long-term regardless of the manner of acquisition. However, digital assets may be subject to volatile market prices, which may be unfavorable at the times when we may want or need to liquidate them.

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net cash provided by (used in) operating activities	$1,641	$(440)
Net cash used in investing activities	$(2,582)	$(480)
Net cash (used in) provided by financing activities	$(1,016)	$2,708

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

Net cash from operating activities changed favorably by $2.08 billion to net cash provided by operating activities of 1.64 billion during the three months ended March 31, 2021 from net cash used in operating activities of $440 million during the three months ended March 31, 2020. This increase was primarily due to the decrease in net operating assets and liabilities of $1.44 billion and the increase in net income excluding non-cash expenses and gains of $747 million, partially offset by $101 million of net gain on digital assets. The decrease in our net operating assets and liabilities was mainly driven by an increase in accounts payable and accrued liabilities in the three months ended March 31, 2021 as compared to a decrease in the three months ended March 31, 2020 from ramp up in production at Gigafactory Shanghai and the Fremont Factory and a smaller increase in inventory from buildup of finished goods from limited capacity to deliver or install our products at the end of the first quarter of 2020. The decrease in our net operating assets and liabilities was partially offset by a larger increase in operating lease vehicles as Model Y direct leasing was introduced in the third quarter of 2020 and an increase in other non-current assets in the three months ended March 31, 2021 as compared to a decrease in the same period in 2020.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $1.35 billion for the three months ended March 31, 2021, mainly for construction of Gigafactory Texas and Gigafactory Berlin and expansion of Gigafactory Shanghai and $455 million for the three months ended March 31, 2020, mainly for Model Y production at the Fremont Factory and Gigafactory Shanghai construction. Additionally, net cash activities related to digital assets were $1.23 billion in the three months ended March 31, 2021 from purchases of digital assets for $1.50 billion and proceeds from sales of digital assets of $272 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021 was $1.02 billion, which consisted primarily of $1.45 billion of cash repayments upon conversions of our convertible senior notes, $294 million of repayments under our 2016 Warehouse Agreement, $151 million repayment of Solar Term Loan upon maturity and $101 million principal repayments of our finance leases. These cash outflows were partially offset by $877 million of net borrowings from the Automotive Asset-backed Notes and $183 million of proceeds from exercise of stock options and other stock issuances. See Note 10, Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

Net cash provided by financing activities during the three months ended March 31, 2020 was $2.71 billion, which consisted primarily of $2.31 billion from our February 2020 public offering of common stock, net of issuance costs, $359 million of net borrowings under our vehicle lease-backed loan and security agreements (the "Warehouse Agreements"), $292 million of net borrowings under the senior secured asset-based revolving credit agreement (the “Credit Agreement”) and $160 million of proceeds from exercise of stock options and other stock issuances. These cash inflows were partially offset by $129 million of payments of the automotive asset-backed notes and $100 million principal repayments of our finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar (primarily the Chinese yuan, euro, Canadian dollar and Swiss franc in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates affect our revenue and other operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.

We have also experienced, and will continue to experience, fluctuations in our net income (loss) as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances). For the three months ended March 31, 2021, we recognized a net foreign currency gain of $2 million in Other income (expense), net, with our largest re-measurement exposures from the Canadian dollar, euro and U.S. dollar as our subsidiaries’ monetary assets and liabilities are denominated in various local currencies. For the three months ended March 31, 2020, we recognized a net foreign currency loss of $19 million in Other income (expense), net, with our largest re-measurement exposures from the U.S. dollar, Australian dollar and South Korean won.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income (loss) before income taxes. These changes would have resulted in a loss of $64 million at March 31, 2021 and $8 million at December 31, 2020 assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense for the three months ended March 31, 2021 and 2020 by $1 million and $1 million, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2021, we received a notice from the Environmental Protection Agency (the “EPA”) alleging that Tesla failed to provide records demonstrating compliance with certain requirements under the applicable National Emission Standards for Hazardous Air Pollutants under the Clean Air Act of 1963, as amended, relating to Surface Coating of Automobiles and Light-Duty Trucks regulations. Tesla has responded to all information requests from the EPA and refutes the allegations. While the outcome of this matter cannot be determined at this time, it is not currently expected to have a material adverse impact on our business.

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

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Government regulations and shifting social behaviors have limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. In some cases, the relaxation of such trends has been followed by actual or contemplated returns to stringent restrictions on gatherings or commerce, including in parts of the U.S. and a number of areas in Europe.

During 2020, we temporarily suspended operations at each of our manufacturing facilities worldwide, and certain of our suppliers also shut down operations temporarily or permanently. We instituted temporary employee furloughs and compensation reductions while our U.S. operations were scaled back. Temporary impediments to administrative activities supporting our operations also hampered our product deliveries and deployments.

Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of microchips, which has caused challenges in our supply chain and production. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. The contingencies inherent in the construction of and ramp at new facilities such as Gigafactory Shanghai, Gigafactory Berlin and Gigafactory Texas may be exacerbated by these challenges.

We cannot predict the duration or direction of current global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition and operating results may be harmed.

We may experience delays in launching and ramping the production of our products and features, or we may be unable to control our manufacturing costs.

We have previously experienced and may in the future experience launch and production ramp delays for new products and features. For example, we encountered unanticipated supplier issues that led to delays during the initial ramp of Model X and experienced challenges with a supplier and with ramping full automation for certain of our initial Model 3 manufacturing processes. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products. There is no guarantee that we will be able to successfully and timely introduce and scale such processes or features.

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

We may also experience similar future delays in launching and/or ramping production of our energy storage products and Solar Roof; new product versions or variants such as the recently updated Model S and Model X; new vehicles such as Tesla Semi, Cybertruck and the new Tesla Roadster; and future features and services such as new Autopilot or FSD features and the autonomous

Tesla ride-hailing network. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to build and bring online future manufacturing facilities and products.

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
•
concerns about our future viability.

Finally, the target demographics for our vehicles, particularly Model 3 and Model Y, are highly competitive. Sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to further volatility.

Our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these components effectively.

Our products contain thousands of parts that we purchase globally from hundreds of suppliers including single-source direct suppliers. This exposes us to multiple potential sources of component shortages, such as those that we experienced in 2012 and 2016 with our initial Model S and Model X ramps. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters such as the March 2011 earthquakes in Japan, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of microchips has been reported since early 2021 and has caused challenges in our supply chain and production. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products. Moreover, significant increases in our production, such as for Model 3 and Model Y, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited vehicle manufacturing experience outside of the Fremont Factory and we may experience issues increasing the level of localized procurement at our Gigafactory Shanghai and at future factories such as Gigafactory Berlin and Gigafactory Texas. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

Our ability to increase production of our vehicles on a sustained basis, make them affordable globally by accessing local supply chains and workforces and streamline delivery logistics is dependent on the construction and ramp of Gigafactory Shanghai, Gigafactory Berlin and Gigafactory Texas. The construction of and commencement and ramp of production at these factories are subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, potential supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale. For example, we are currently constructing Gigafactory Berlin under conditional permits in anticipation of being granted final permits. Moreover, we will have to establish and ramp production of our proprietary battery cells and packs at our new factories, and we additionally intend to incorporate sequential design and manufacturing changes into vehicles manufactured at each new factory. We have limited experience to date with developing and implementing manufacturing innovations outside of the Fremont Factory, as we began production at Gigafactory Shanghai relatively recently. In particular, the majority of our design and engineering resources are currently located in California. In order to meet our expectations for our new factories, we must expand and manage localized design and engineering talent and resources. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for our new factories, expanding and managing teams to implement iterative design and production changes there, maintaining and complying with the terms of any debt financing that we obtain to fund them or generating and maintaining demand for the vehicles we manufacture there, our business, prospects, operating results and financial condition may be harmed.

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

Our plan to grow the volume and profitability of our vehicles and energy storage products depends on significant lithium-ion battery cell production, including by our partner Panasonic at Gigafactory Nevada. Although Panasonic has a long track record of producing high-quality cells at significant volume at its factories in Japan, it has relatively limited experience with cell production at Gigafactory Nevada, which began in 2017. In addition, we produce several vehicle components, such as battery modules and packs incorporating the cells produced by Panasonic for Model 3 and Model Y and drive units (including to support Gigafactory Shanghai production), at Gigafactory Nevada, and we also manufacture energy storage products there. In the past, some of the manufacturing lines for certain product components took longer than anticipated to ramp to their full capacity, and additional bottlenecks may arise in the future as we continue to increase the production rate and introduce new lines. If we or Panasonic are unable to or otherwise do not maintain and grow our respective operations at Gigafactory Nevada production, or if we are unable to do so cost-effectively or hire and retain highly-skilled personnel there, our ability to manufacture our products profitably would be limited, which may harm our business and operating results.

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

We are subject to legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, including markets in which we generate significant sales, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the U.S., create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. Such conditions may increase our costs, impact our ability to sell our products and require significant management attention, and may harm our business if we are unable to manage them effectively.

Our business may suffer if our products or features contain defects, fail to perform as expected or take longer than expected to become fully functional.

If our products contain design or manufacturing defects that cause them not to perform as expected or that require repair, or certain features of our vehicles such as new Autopilot or FSD features take longer than expected to become enabled, are legally restricted or become subject to onerous regulation, our ability to develop, market and sell our products and services may be harmed, and we may experience delivery delays, product recalls, product liability, breach of warranty and consumer protection claims and significant warranty and other expenses. For example, we are developing self-driving and driver assist technologies to rely on vision-based sensors, unlike alternative technologies in development that additionally require other redundant sensors. There is no guarantee that any incremental changes in the specific equipment we deploy in our vehicles over time will not result in initial functional disparities from prior iterations or will perform as expected in the timeframe we anticipate, or at all.

Our products are also highly dependent on software, which is inherently complex and may contain latent defects or errors or be subject to external attacks. Issues experienced by our customers have included those related to the Model S and Model X 17-inch display screen, the panoramic roof and the 12-volt battery in the Model S, the seats and doors in the Model X and the operation of solar panels installed by us. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy our customers. While we have performed extensive internal testing on our products and features, we currently have a limited frame of reference by which to evaluate their long-term quality, reliability, durability and performance characteristics. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for customers.

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

We are party to an operating lease and a research and development agreement through the SUNY Foundation. These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a one-year deferral of our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. In April 2021, we were granted an additional deferral through December 31, 2021 subject only to memorialization in writing by us and the SUNY Foundation, as our operations at Gigafactory New York have not yet fully ramped due to a number of factors related to the pandemic. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or other components. Any of the foregoing events may harm our business, financial condition and operating results.

If we are unable to attract, hire and retain key employees and qualified personnel, our ability to compete may be harmed.

The loss of the services of any of our key employees or any significant portion of our workforce could disrupt our operations or delay the development, introduction and ramp of our products and services. In particular, we are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer. None of our key employees is bound by an employment agreement for any specific term and we may not be able to successfully attract and retain senior leadership necessary to grow our business. Our future success also depends upon our ability to attract, hire and retain a large number of engineering, manufacturing, marketing, sales and delivery, service, installation, technology and support personnel, especially to support our planned high-volume product sales, market and geographical expansion and technological innovations. Recruiting efforts, particularly for senior employees, may be time-consuming, which may delay the execution of our plans. If we are not successful in managing these risks, our business, financial condition and operating results may be harmed.

Employees may leave Tesla or choose other employers over Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience, or any negative publicity related to us. In regions where we have or will have operations, particularly significant engineering and manufacturing centers, there is strong competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, software engineering, manufacturing engineering and electrical and building construction expertise. Moreover, we may be impacted by perceptions relating to reductions in force that we have conducted in the past in order to optimize our organizational structure and reduce costs and the departure of certain senior personnel for various reasons. Likewise, as a result of our temporary suspension of various U.S. manufacturing operations in the first half of 2020, in April 2020 we temporarily furloughed certain hourly employees and reduced most salaried employees’ base salaries. We also compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities.

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

We are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer.

We are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies Corp., a developer and manufacturer of space launch vehicles, and is involved in other emerging technology ventures.

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

It is not uncommon for employees of certain trades at companies such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. From time to time, labor unions have engaged in campaigns to organize certain of our operations, as part of which such unions have filed unfair labor practice charges against us with the National Labor Relations Board (the "NLRB"), and they may do so in the future. In September 2019, an administrative law judge issued a recommended decision for Tesla on certain issues and against us on certain others. In March 2021, the NLRB adopted a portion of the recommendation and overturned others. We have filed a Notice of Appeal with the United States Circuit Court for the Fifth Circuit. Any unfavorable ultimate outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as suppliers and trucking and freight companies. Any work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and may harm our business and operating results.

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

We provide a manufacturer’s warranty on all new and used Tesla vehicles we sell. We also provide certain warranties with respect to the energy generation and storage systems we sell, including on their installation and maintenance. For components not manufactured by us, we generally pass through to our customers the applicable manufacturers’ warranties, but may retain some warranty responsibilities for some or all of the life of such components. As part of our energy generation and storage system contracts, we may provide the customer with performance guarantees that guarantee that the underlying system will meet or exceed the minimum energy generation or other energy performance requirements specified in the contract. Under these performance guarantees, we bear the risk of electricity production or other performance shortfalls, even if they result from failures in components from third party manufacturers. These risks are exacerbated in the event such manufacturers cease operations or fail to honor their warranties.

If our warranty reserves are inadequate to cover future warranty claims on our products, our financial condition and operating results may be harmed. Warranty reserves include our management’s best estimates of the projected costs to repair or to replace items under warranty, which are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to products such as Model 3, Model Y and Solar Roof that we have introduced relatively recently and/or that we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

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

There is no guarantee that we will have sufficient cash flow from our business to pay our indebtedness or that we will not incur additional indebtedness.

As of March 31, 2021, we and our subsidiaries had outstanding $9.52 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

In January 2021, we updated our investment policy to provide us with more flexibility to further diversify and maximize returns on our cash that is not required to maintain adequate operating liquidity, allowing us to invest a portion of such cash in certain alternative reserve assets including digital assets, gold bullion, gold exchange-traded funds and other assets as specified in the future. Thereafter, we invested certain of such cash in bitcoin and also began accepting bitcoin as a form of payment for certain of our products in specified regions, subject to applicable laws. We generally intend to hold our bitcoin positions long-term regardless of the manner of acquisition.

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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar, currently primarily the Chinese yuan, euro, Canadian dollar and Swiss franc. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Chinese yuan and Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results may be harmed.

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

We may be impacted by natural disasters, wars, health epidemics, weather conditions or other events outside of our control. For example, our corporate headquarters, the Fremont Factory and Gigafactory Nevada are located in seismically active regions in Northern California and Nevada, and our Gigafactory Shanghai is located in a flood-prone area. Moreover, the area in which our Gigafactory Texas is being built experienced severe winter storms in the first quarter of 2021 that had a widespread impact on utilities and transportation. If major disasters such as earthquakes, floods or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the global COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our costs and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, sometimes without warning. For example, the U.S. federal government currently offers certain tax credits for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility; however, these tax credits are currently scheduled to decline and/or expire in 2023 and beyond. Likewise, in jurisdictions where net metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. The benefit available under net metering has been or has been proposed to be reduced, altered or eliminated in several jurisdictions, and has also been contested and may continue to be contested before the Federal Energy Regulatory Commission. Any reductions or terminations of such incentives may harm our business, prospects, financial condition and operating results by making our products less competitive for potential customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets.

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

In particular, we offer in our vehicles Autopilot and FSD features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our FSD technology with the goal of achieving fully self-driving capability in the future. There are a variety of international, federal and state regulations that may apply to the sale, registration and operation of fully self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, which could adversely affect our business.

Finally, as a manufacturer, installer and service provider with respect to solar generation and energy storage systems, and a supplier of electricity generated and stored by certain of the solar energy and energy storage systems we install for customers, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electrical grid and the sale of electricity generated by third party-owned systems. If regulations and policies that adversely impact the interconnection or use of our solar and energy storage systems are introduced, they could deter potential customers from purchasing our solar and energy storage products, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and operations in the relevant jurisdictions, which may harm our business, financial condition and operating results.

Any failure by us to comply with a variety of U.S. and international privacy and consumer protection laws may harm us.

Any failure by us or our vendor or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, in May 2018, the General Data Protection Regulation began to fully apply to the processing of personal information collected from individuals located in the European Union, and has created new compliance obligations and significantly increased fines for noncompliance. Similarly, as of January 2020, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents. Finally, new privacy and cybersecurity laws are coming into effect in China. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems may result in fines, penalties and damages and harm our brand, prospects and operating results.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $900.40 per share and a low of $89.28 per share, as adjusted to give effect to the Stock Split. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement, dated as of March 15, 2021, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: April 27, 2021	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)