Form 10-K/A
period 2020-12-31
Tesla, Inc.
filed 2021-04-30
CIK 1318605

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

EXPLANATORY NOTE

On February 8, 2021, Tesla, Inc. (“Tesla,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

We currently expect that our definitive proxy statement for the 2021 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

TESLA, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2020

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Background and Qualifications

The names of the members of Tesla’s Board of Directors (the “Board”), their respective ages, their positions with Tesla and other biographical information as of April 29, 2021 are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Chair of the Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Disclosure Controls Committee
Elon Musk	49
Robyn Denholm	57	X	X	X	X	X
Ira Ehrenpreis	52			X	X
Lawrence J. Ellison	76
Antonio Gracias(1)	50		X
Hiromichi Mizuno	55		X
James Murdoch	48		X		X	X
Kimbal Musk	48
Kathleen Wilson-Thompson	53			X	X	X

(1)	Mr. Gracias will not stand for re-election when his current term expires at the 2021 annual meeting of stockholders.

Elon Musk is the Technoking of Tesla and has served as our Chief Executive Officer since October 2008 and as a member of the Board since April 2004. Mr. Musk has also served as Chief Executive Officer, Chief Technology Officer and Chairman of Space Exploration Technologies Corporation, an advanced rocket and spacecraft manufacturing and services company (“SpaceX”), since May 2002, and served as Chairman of the Board of SolarCity Corporation, a solar installation company (“SolarCity”), from July 2006 until its acquisition by us in November 2016. Mr. Musk is also a founder of The Boring Company, an infrastructure company, and of Neuralink Corp., a company focused on developing brain-machine interfaces. Prior to SpaceX, Mr. Musk co-founded PayPal, an electronic payment system, which was acquired by eBay in October 2002, and Zip2 Corporation, a provider of Internet enterprise software and services, which was acquired by Compaq in March 1999. Mr. Musk has also served on the board of directors of Endeavor Group Holdings, Inc. since April 2021. Mr. Musk holds a B.A. in physics from the University of Pennsylvania and a B.S. in business from the Wharton School of the University of Pennsylvania.

We believe that Mr. Musk possesses specific attributes that qualify him to serve as a member of the Board, including the perspective and experience he brings as our Chief Executive Officer, one of our founders and our largest stockholder, which brings historic knowledge, operational expertise and continuity to the Board.

Robyn Denholm has been a member of the Board since August 2014 and its Chair since November 2018. Since January 2021, Ms. Denholm has been an operating partner of Blackbird Ventures, a venture capital firm. From January 2017 through June 2019, Ms. Denholm was with Telstra Corporation Limited, a telecommunications company (“Telstra”), where she served as Chief Financial Officer and Head of Strategy from October 2018 through June 2019, and Chief Operations Officer from January 2017 to October 2018. Prior to Telstra, from August 2007 to July 2016, Ms. Denholm was with Juniper Networks, Inc., a manufacturer of networking equipment, serving in executive roles including Executive Vice President, Chief Financial Officer and Chief Operations Officer. Prior to joining Juniper Networks, Ms. Denholm served in various executive roles at Sun Microsystems, Inc. from January 1996 to August 2007. Ms. Denholm also served at Toyota Motor Corporation Australia for seven years and at

Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm previously served as a director of ABB Ltd. from 2016 to 2017. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia/New Zealand, a member of the Australian Institute of Company Directors, and holds a Bachelor’s degree in Economics from the University of Sydney, and a Master’s degree in Commerce and a Doctor of Business Administration (honoris causa) from the University of New South Wales.

We believe that Ms. Denholm possesses specific attributes that qualify her to serve as a member of the Board and as its Chair as well as the chair of each of our Audit Committee and Disclosure Controls Committee, such as her executive leadership experience and her financial and accounting expertise with international companies, including in the technology and automotive industries.

Ira Ehrenpreis has been a member of the Board since May 2007. Mr. Ehrenpreis has been a venture capitalist since 1996. He is founder and managing member of DBL Partners, a leading impact investing venture capital firm formed in 2015, and previously led the Energy Innovation practice at Technology Partners. In the venture capital industry, Mr. Ehrenpreis has served on the Board, Executive Committee, and as Annual Meeting Chairman of the National Venture Capital Association (NVCA). Mr. Ehrenpreis currently serves as the President of the Western Association of Venture Capitalists (WAVC) and as the Chairman of the VCNetwork, the largest and most active California venture capital organization. In the Cleantech sector, he has served on several industry boards, including the American Council on Renewable Energy and the Cleantech Venture Network (Past Chairman of Advisory Board), as the Chairman of the Clean-Tech Investor Summit for nine years, and on the Stanford Precourt Institute for Energy (PIE) Advisory Council. Mr. Ehrenpreis also serves as Chairman of the World Energy Innovation Forum. Mr. Ehrenpreis was awarded the 2018 NACD Directorship 100 for his influential leadership in the boardroom and corporate governance community. Mr. Ehrenpreis holds a B.A. from the University of California, Los Angeles and a J.D. and M.B.A. from Stanford University.

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

Hiromichi Mizuno has been a member of the Board since April 2020. Since January 2021, Mr. Mizuno has served as the United Nations Special Envoy on Innovative Finance and Sustainable Investments. From January 2015

to March 2020, Mr. Mizuno was Executive Managing Director and Chief Investment Officer of Japan’s Government Pension Investment Fund, the largest pension fund in the world. Previously, Mr. Mizuno was a partner at Coller Capital, a private equity firm, from 2003. In addition to being a career-long finance and investment professional, Mr. Mizuno has served as a board member of numerous business, government and other organizations, currently including the Mission Committee of Danone S.A., a global food products company, and the World Economic Forum’s Global Future Council. Mr. Mizuno is also involved in academia, having been named to leadership or advisory roles at Harvard University, Oxford University, University of Cambridge, Northwestern University and Osaka University. Mr. Mizuno holds a B.A. in Law from Osaka City University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

We believe that Mr. Mizuno possesses specific attributes that qualify him to serve as a member of the Board, including his deep understanding of international economics, financial markets and government policies.

James Murdoch has been a member of the Board since July 2017. Mr. Murdoch has been the Chief Executive Officer of Lupa Systems, a private investment company that he founded, since March 2019. Previously, Mr. Murdoch held a number of leadership roles at Twenty-First Century Fox, Inc., a media company (“21CF”), over two decades, including its Chief Executive Officer from 2015 to March 2019, its Co-Chief Operating Officer from 2014 to 2015, its Deputy Chief Operating Officer and Chairman and Chief Executive Officer, International from 2011 to 2014 and its Chairman and Chief Executive, Europe and Asia from 2007 to 2011. Previously, he served as the Chief Executive Officer of Sky plc from 2003 to 2007, and as the Chairman and Chief Executive Officer of STAR Group Limited, a subsidiary of 21CF, from 2000 to 2003. Mr. Murdoch formerly served on the boards of News Corporation from 2013 to 2020, of 21CF from 2007 to 2019 and of Sky plc from 2003 to 2018.

We believe that Mr. Murdoch possesses specific attributes that qualify him to serve as a member of the Board, including his lengthy executive and board experience across numerous companies, extensive knowledge of international markets and strategies and experience with the adoption of new technologies.

Kimbal Musk has been a member of the Board since April 2004. Mr. Musk is co-founder and Executive Chairman of The Kitchen Restaurant Group, a growing family of businesses with the goal of providing all Americans with access to real food that was founded in 2004. In 2010, Mr. Musk became the Executive Director of Big Green (formerly The Kitchen Community), a non-profit organization that creates learning gardens in schools across the United States. Mr. Musk also co-founded Square Roots, an urban farming incubator program, in 2016, and serves as its Chairman. Previously, Mr. Musk was a co-founder of Zip2 Corporation, a provider of enterprise software and services, which was acquired by Compaq in March 1999. Mr. Musk is a director of SpaceX, and was a director of Chipotle Mexican Grill, Inc. from 2013 to 2019. Mr. Musk holds a B. Comm. in business from Queen’s University and is a graduate of The French Culinary Institute in New York City.

We believe that Mr. Musk possesses specific attributes that qualify him to serve as a member of the Board, including his business experience in retail and consumer markets, his experience on the Board and his experience with technology companies.

Kathleen Wilson-Thompson has been a member of the Board since December 2018. Ms. Wilson-Thompson served as Executive Vice President and Global Chief Human Resources Officer of Walgreens Boots Alliance, Inc., a global pharmacy and wellbeing company, from December 2014 until her retirement in January 2021, and previously served as Senior Vice President and Chief Human Resources Officer from January 2010 to December 2014. Prior to Walgreens, Ms. Wilson-Thompson held various legal and operational roles at The Kellogg Company, a food manufacturing company, from July 2005 to December 2009, including most recently as its Senior Vice President, Global Human Resources. Ms. Wilson-Thompson will also serve on the board of directors of Wolverine World Wide, Inc. beginning May 2021 and previously served on the board of directors of Ashland Global Holdings Inc. from 2017 to 2020 and on the board of directors of Vulcan Materials Company from 2009 to 2018. Ms. Wilson-Thompson holds an A.B. in English Literature from the University of Michigan and a J.D. and L.L.M. (Corporate and Finance Law) from Wayne State University.

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

Audit Committee

The Board has four standing committees comprised solely of independent directors—the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Disclosure Controls Committee. The Audit Committee, which has been established in accordance with Section 3(a)(58) of the Exchange Act, currently consists of Robyn Denholm, Antonio Gracias, Hiromichi Mizuno and James Murdoch, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The NASDAQ Stock Market LLC (“NASDAQ”). Ms. Denholm is the chair of the Audit Committee. The Board has determined that Ms. Denholm is an “audit committee financial expert” as defined in the rules of the SEC.

Executive Officers

The names of Tesla’s executive officers, their ages, their positions with Tesla and other biographical information as of April 29, 2021, are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Elon Musk	49	Technoking of Tesla and Chief Executive Officer
Zachary Kirkhorn	36	Master of Coin and Chief Financial Officer
Jerome Guillen	48	President, Tesla Heavy Trucking
Andrew Baglino	40	Senior Vice President, Powertrain and Energy Engineering

Elon Musk. For a brief biography of Mr. Musk, see “Board of Directors—Background and Qualifications” under this Item 10 above.

Zachary Kirkhorn is our Master of Coin and has served as our Chief Financial Officer since March 2019. Previously, Mr. Kirkhorn served in various finance positions continuously since joining Tesla in March 2010, other than between August 2011 and June 2013 during which he attended business school, including most recently as Vice President, Finance, Financial Planning and Business Operations from December 2018 to March 2019. Mr. Kirkhorn holds dual B.S.E. degrees in economics and mechanical engineering and applied mechanics from the University of Pennsylvania and an M.B.A. from Harvard University.

Jerome Guillen has served as our President of Tesla Heavy Trucking since March 2021 and previously served as our President, Automotive from September 2018 to March 2021, our Vice President, Trucks and Other Programs from January 2016 to September 2018, our Vice President, Worldwide Sales & Service from April 2013 to August 2015 and our Model S Program Director from November 2010 to April 2013. Prior to joining us, Mr. Guillen served as Director, Business Innovation at Daimler AG, an automobile manufacturer, from September 2007 to November 2010. Mr. Guillen also served as Director, New Product Development at Freightliner LLC, a manufacturer of trucks and heavy duty vehicles, from September 2002 to September 2007. Mr. Guillen holds a PhD in mechanical engineering from the University of Michigan, in addition to a dual degree in energy technologies from Escuela Tecnica Superior de Ingenieros Industriales in Madrid and in mechanical engineering from Ecole Nationale Superieure de Techniques Avancees in Paris.

Andrew Baglino has served as our Senior Vice President, Powertrain and Energy Engineering since October 2019. Previously, Mr. Baglino served in various engineering positions continuously since joining Tesla in March 2006. Mr. Baglino holds a B.S. in electrical engineering from Stanford University.

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, Tesla’s directors, executive officers and any persons holding more than 10% of the Tesla’s common stock are required to report initial ownership of the Tesla common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and Tesla is required to disclose in this Amendment any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, Tesla is aware of no late Section 16(a) filings other than one late Form 4 report filed by Kathleen Wilson-Thompson (reporting the exercise of a stock option and the same-day sales of the resulting shares late due to an administrative delay by Tesla) and one late Form 4 report filed by Antonio Gracias in lieu of the obligation to file two Form 4 reports (each reporting open-market purchases of shares by a third-party discretionary investment authority without Mr. Gracias’ knowledge or direction).

Code of Business Conduct and Ethics and Corporate Governance Guidelines

The Board sets high standards for Tesla’s workforce, officers and directors. Tesla is committed to establishing an operating framework that exercises appropriate oversight of responsibilities at all levels throughout the Company and managing its affairs in a manner consistent with rigorous principles of business ethics. Accordingly, Tesla has adopted a Code of Business Conduct and Ethics, which is applicable to Tesla and its subsidiaries’ directors, officers and personnel. Tesla has also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and charters of the standing committees of the Board, form the framework for Tesla’s corporate governance. The Code of Business Conduct and Ethics and the Corporate Governance Guidelines are each available on Tesla’s website at: http://ir.tesla.com/corporate. Tesla will disclose on its website any amendment to the Code of Business Conduct and Ethics, as well as any waivers of the Code of Business Conduct and Ethics, that are required to be disclosed by the rules of the SEC or NASDAQ.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2020 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2020 of (i) our principal executive officer, (ii) our principal financial officer and (iii) the two most highly compensated persons, other than our principal executive officer and principal financial officer, who were serving as executive officers at the end of our fiscal year ended December 31, 2020 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended December 31, 2020. Our named executive officers for fiscal year 2020 were:

Name	Position
Elon Musk	Technoking of Tesla and Chief Executive Officer
Zachary Kirkhorn	Master of Coin and Chief Financial Officer
Jerome Guillen	President, Tesla Heavy Trucking
Andrew Baglino	Senior Vice President, Powertrain and Energy Engineering

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

Key Factors in Determining Executive Compensation

Role of Compensation Committee in Executive Compensation

The Compensation Committee has overall responsibility for recommending to the Board the compensation of our Chief Executive Officer and determining the compensation of our other executive officers. Members of the Compensation Committee are appointed by the Board. Currently, the Compensation Committee consists of three members of the Board: Ira Ehrenpreis (Chair), Robyn Denholm and Kathleen Wilson-Thompson, none of whom is an executive officer of Tesla, and each of whom qualifies as (i) an “independent director” under the NASDAQ Stock Market Rules and (ii) an “outside director” under Section 162(m) of the Internal Revenue Code (the “Code”).

Role of Compensation Consultants

The Compensation Committee has the authority to engage and has from time to time engaged the services of outside consultants to assist in making decisions regarding the establishment of Tesla’s compensation philosophy and programs, including for executives and directors.

Role of Executive Officers in Compensation Decisions

Historically, for executive officers other than our Chief Executive Officer, the Compensation Committee has sought and considered input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer recommends base salary increases and equity award levels for our senior personnel, and advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. These recommendations reflect compensation levels that our Chief Executive Officer believes are qualitatively commensurate with an executive officer’s individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as Tesla’s performance. The Compensation Committee considers our Chief Executive Officer’s recommendations, but ultimately determines compensation in its judgment, and approves the specific compensation for all of our executive officers (other than for our Chief Executive Officer, which is approved by the Board). All such compensation determinations by our Compensation Committee are largely discretionary.

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

Role of Stockholder Say-on-Pay Votes

At the 2011 annual meeting of our stockholders and at each annual meeting held every three years since, including most recently in 2020, we held triennial stockholder advisory “say-on-pay” votes on the compensation of our named executive officers for the immediately preceding fiscal years. Each time, our stockholders overwhelmingly approved the compensation of our named executive officers, with over 83% of our stockholders present and entitled to vote at each meeting voting in favor of our compensation policies for our named executive officers. Given these results, and following consideration of them, the Compensation Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. Moreover, we are required to hold a vote at least every six years regarding how often to hold a stockholder advisory vote on the compensation of our named executive officers. We held our most recent such vote at the 2017 annual meeting of stockholders, at which our stockholders indicated a preference for a triennial vote. Consequently, the Board determined that we will hold a triennial stockholder advisory vote on the compensation of our named executive officers until they consider the results of our next say-on-pay frequency vote, which will be held at the 2023 annual meeting of stockholders.

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

Current Elements of Named Executive Officer Compensation

Overview and Fiscal Year 2020 Company Highlights

Our current executive compensation program, which was developed and approved by the Compensation Committee, generally consists of base salary, equity-based incentives and other benefits. We combine these elements in order to formulate compensation packages that provide competitive pay and align the interests of our named executive officers with long-term stockholder interests by rewarding the achievement of financial, operational and strategic objectives. In 2020, Tesla’s full-year accomplishments under our executive leadership included the following:

•	Total revenues of $31.54 billion, representing an increase of $6.96 billion compared to the prior year;
•	Net income attributable to common stockholders of $721 million and an operating margin of 6.3%, representing favorable changes of $1.58 billion and 6.6%, respectively, compared to the prior year;
•	Year-end cash and cash equivalents balance of $19.38 billion, representing an increase of $13.12 billion from the end of the prior year;
•	Annual vehicle delivery and production records of 499,647 and 509,737 total vehicles;
•	3.02 gigawatt hours of energy storage and 205 megawatts of solar energy systems deployed; and

•

Ongoing progress in the global growth of our manufacturing capabilities, including the commencement of production of Model Y, expansion of Gigafactory Shanghai and groundbreaking at Gigafactory Berlin and Gigafactory Texas.

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

The following table sets forth information regarding the annualized base salary rates at the end of 2020 for our named executive officers:

Name	Ending Fiscal 2020 Base Salary($)(1)
Elon Musk	—	(2)
Zachary Kirkhorn	300,000
Jerome Guillen	300,000
Andrew Baglino	300,000

(1)	Reflects an annualized rate assuming 52 weeks each comprised of five work days.
(2)

Mr. Musk historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

In April 2020, the base salaries of our named executive officers were reduced by 30%. This reduction was part of a company-wide reduction (subject to applicable laws) for salaried employees, which was intended to be a proactive and temporary response to global market conditions. The rate of reduction in base salary for our vice president-level and higher employees, including our named executive officers, was higher than those applicable to all other salaried employees. Subject to applicable laws, such reductions were eliminated after approximately 11 weeks.

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. Our equity-based incentives have historically been granted in the form of options to purchase shares of our common stock and restricted stock unit awards that are settled in shares of our common stock upon vesting, and we have granted to our named executive officers both awards that vest over a long-term period and awards that vest only upon the achievement of specified Tesla performance milestones, in each case subject to continued service. We believe that equity awards more closely align the interests of our named executive officers with our stockholders, provide our named executive officers with incentives linked to long-term performance and create an ownership culture. In addition, the vesting features of our equity awards contribute to executive retention because these features provide an incentive to our named executive officers to remain in our employ during the scheduled vesting periods or until the achievement of the applicable performance milestones, which are expected to be achieved over the medium- to long-term. To date, we have not had an established set of criteria for granting equity awards; instead, the Compensation Committee exercises its judgment and discretion, in consultation with our Chief Executive Officer and from time to time, a compensation consultant. The Compensation Committee considers, among other things, the role and responsibility of the named executive officer, competitive factors, the amount of stock-based equity compensation already held by the named executive officer and the cash-based compensation received by the named executive officer, to determine the level and types of equity awards that it approves.

The Compensation Committee meets periodically, including to approve equity award grants to our executives from time to time. We do not have, nor do we plan to establish, any program, plan or practice to time equity award grants in coordination with releasing material non-public information. We generally grant one-time new hire equity awards to our employees upon their commencement of employment with us, or upon their promotion to new positions. Additionally, as part of our ongoing executive compensation review and alignment process, we periodically grant equity awards to our executives. See “Grants of Plan-Based Awards in 2020” under this Item 11 below.

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

Non-Equity Incentive Plan Compensation

We did not provide any non-equity incentive plan compensation to any of our named executive officers in 2020, and we do not currently have or have planned any specific arrangements with our named executive officers providing for non-equity incentive plan compensation.

Perquisites

Generally, we do not provide any perquisites or other personal benefits to our named executive officers except in certain limited circumstances.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

•	medical insurance including comprehensive transgender coverage, mental health, dental and vision;
•	confidential counseling;
•	life insurance and accidental death and dismemberment insurance;
•	a Section 401(k) plan for which no match by Tesla is provided;
•	an employee stock purchase plan;
•	short-and long-term disability insurance;
•	medical and dependent care flexible spending account; and
•	a health savings account.

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

In addition to serving as our Chief Executive Officer since October 2008, Elon Musk has contributed significantly and actively to us since our earliest days in April 2004 by recruiting executives and engineers, contributing to vehicle engineering and design, raising capital for us and bringing investors to us and raising public awareness of Tesla.

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

In August 2012, to create incentives for continued long-term success from the then-recently launched Model S program as well as from Tesla’s then-planned Model X and Model 3 programs, and to further align executive compensation with increases in stockholder value, the Board granted to Mr. Musk the 2012 CEO Performance Award, comprised of a stock option award to purchase 26,374,505 shares (as adjusted for the five-for-one stock split effected in the form of a stock dividend in August 2020, or the “Stock Split”) of Tesla’s common stock, representing 5% of Tesla’s total issued and outstanding shares at the time of grant. The 2012 CEO Performance Award consists of 10 equal vesting tranches, each requiring that Tesla meet a combination of (i) the achievement of a specified operational milestone relating to development of Model X or Model 3, aggregate vehicle production or a gross margin target, and (ii) a sustained incremental $4 billion increase in Tesla’s market capitalization from $3.2 billion, Tesla’s market capitalization at the time of grant. The market capitalization conditions for all of the 10 vesting tranches and nine of the 10 operational milestones have been achieved, and therefore nine of 10 tranches under the 2012 CEO Performance Award have vested. As of April 29, 2021, only one operational milestone, requiring that Tesla achieve gross margin of 30% or more for four consecutive quarters, has not been achieved and remains outstanding.

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

The 2018 CEO Performance Award is comprised of a 10-year maximum term stock option to purchase 101,320,210 shares (as adjusted for the Stock Split) of Tesla’s common stock, divided equally among 12 separate tranches that are each equivalent to 1% of the issued and outstanding shares of Tesla’s common stock at the time of grant, at an exercise price of $70.01 per share (as adjusted for the Stock Split). Each of the 12 vesting tranches of the 2018 CEO Performance Award vests upon certification by the Board that both (i) the market capitalization milestone for such tranche, which begins at $100 billion for the first tranche and increases by increments of $50 billion thereafter, and (ii) any one of the following 8 operational milestones focused on revenue or 8 operational milestones focused on profitability, has been met:

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

In establishing the Revenue and Adjusted EBITDA milestones, the Board carefully considered a variety of factors, including Tesla’s growth trajectory and internal growth plans and the historical performance of other high-growth and high-multiples companies in the technology space that have invested in new businesses and tangible assets. These benchmarks provided revenue/EBITDA to market capitalization multiples, which were then used to inform the specific operational targets that aligned with Tesla’s plans for future growth. Nevertheless, the Board considered each of the market capitalization and operational milestones to be challenging hurdles. For example, in order to meet all 12 market capitalization milestones, Tesla will have to add approximately $600 billion to its market capitalization at the time of the grant of the 2018 CEO Performance Award, and in order to satisfy all eight revenue-based operational milestones, Tesla would have to increase revenue by more than $163 billion from its annual revenue of approximately $11.8 billion in 2017, the last fiscal year completed prior to the grant of the 2018 CEO Performance Award.

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

As of April 29, 2021, six operational milestones and 11 market capitalization milestones have been achieved, of which six operational milestones and six market capitalization milestones have also been certified by our Board of Directors. Consequently, six of the 12 tranches under the 2018 CEO Performance Award, corresponding to options to purchase an aggregate 50,660,105 shares of Tesla’s common stock, have vested and become exercisable, subject to Mr. Musk’s payment of the exercise price of $70.01 per share and the minimum five-year holding period generally applicable to any shares he acquires upon exercise.

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

In addition, we are required to report in “2020 Option Exercises and Stock Vested” under this Item 11 below an amount for the “value realized” upon: (i) any exercise by Mr. Musk of a stock option, which is based on the difference between the market price of the underlying shares at the time of exercise and the exercise price of the stock option, and (ii) any vesting of a restricted stock unit award, based on the market price of the award at the time of vesting. Such amount is required to be reported even if Mr. Musk does not actually receive any cash from such exercise or vesting, either because he does not also sell any shares or because he sells only a number of shares sufficient to cover the related tax liabilities resulting from the exercise or vesting.

As a result, there may be a significant disconnect between what is reported as compensation for Mr. Musk in a given year in such sections and the value actually realized as compensation in that year or over a period of time. Moreover, the vast majority of compensation in respect of past stock option grants to Mr. Musk, including the 2012 CEO Performance Award and the 2018 CEO Performance Award, were structured to be incentives for future performance with their value realizable only if Tesla’s stock price appreciated compared to the dates of the grants, and if the Company achieved applicable vesting requirements.

To supplement the disclosures in “Summary Compensation Table,” “Pay Ratio Disclosure” and “2020 Option Exercises and Stock Vested” under this Item 11 below, we have included the following table, which shows the total realized compensation of Mr. Musk for the last three fiscal years, as well as the ratio of Mr. Musk’s realized compensation to the median of the annual total compensation of all other Tesla employees qualifying for this analysis as reported under “Pay Ratio Disclosure.” Realized compensation is not a substitute for reported compensation in evaluating our compensation structure, but we believe that realized compensation is an important factor in understanding that the value of compensation that Mr. Musk ultimately realizes is dependent on a number of additional factors, including: (i) the vesting of certain of his option awards only upon the successful achievement of a number of market capitalization increase and operational milestone targets, including milestones that have not yet been achieved under each of the 2012 CEO Performance Award and the 2018 CEO Performance Award; (ii) the fact that Mr. Musk does not receive any cash if he does not actually sell shares and thereby reduce his investment in us, and he does not receive any cash to the extent that he sells only shares sufficient to cover income taxes with respect to his awards (including stock options exercised solely to avoid their expiration in accordance with their terms); and (iii) the then-current market value of our common stock at the times at which Mr. Musk may elect to actually sell his shares.

Year	“Total Compensation” of CEO, as Reported in Summary Compensation Table Below ($)		“Value Realized on Exercise or Vesting of Awards” of CEO, as Reported in Option Exercises and Stock Vested Table Below ($)		Median Annual Total Compensation of all Qualifying Non-CEO Employees, as reported in Pay Ratio Disclosure Section Below ($)	Total CEO Realized Compensation ($)(1)(2)	Ratio of Total CEO Realized Compensation to Median Annual Total Compensation of all Qualifying Non-CEO Employees
2020	—		—		46,150	—	0.00:1
2019	23,760	(3)	30,483,250	(4)	58,455	23,760	0.41:1
2018	2,284,044,884	(5)	—		56,163	56,380	1.00:1

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

(2)	Of the amounts noted, Mr. Musk has not accepted his salary in the amounts of $23,760 and $56,380 for 2019 and 2018, respectively.
(3)

Reflects, for 2019, the applicable minimum wage requirements under California law for part of such year. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(4)

Reflects the exercise of a vested stock option award as to which Mr. Musk paid the exercise price in cash. None of the shares received upon exercise have been sold, and therefore this amount has not been received by Mr. Musk.

(5)

Includes $2,283,988,504 attributed to the 2018 CEO Performance Award, which is intended to compensate Mr. Musk over its 10-year maximum term and will become vested as to all shares subject to it only if our market capitalization increases to $650.0 billion and 12 of 16 total operational milestones are achieved during such 10-year period. Each tranche of 1/12th of the total number of shares subject to the option becomes vested and exercisable each time: (i) our market capitalization increases initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than any operating milestone that previously counted towards the vesting of another tranche) is attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. This award was designed to be entirely an incentive for future performance that would take many years, if at all, to be achieved. Further, each of the requirements underlying the performance milestones was selected to be very difficult to achieve. If any options have not vested by the end of the term of the option award, they will be forfeited and Mr. Musk will not realize the value of such options. As of April 29, 2021, six of the 12 tranches under the 2018 CEO Performance Award have vested and become exercisable, subject to Mr. Musk’s payment of the exercise price of $70.01 per share and the minimum five-year holding period generally applicable to any shares he acquires upon exercise. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 above.

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

Compensation Committee Report

The Compensation Committee oversees Tesla’s compensation programs, policies and practices. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Elon Musk	2020	—		—	—	—		—	—		—
Technoking of Tesla and Chief Executive Officer	2019	23,760	(3)	—	—	—		—	—		23,760
	2018	56,380		—	—	2,283,988,504	(4)	—	—		2,284,044,884
Zachary Kirkhorn	2020	269,663	(5)	—	—	46,261,354		—	31,099	(6)	46,562,116
Master of Coin and Chief Financial Officer	2019	276,058		—	5,019,998	15,947,901		—	—		21,243,957
Jerome Guillen	2020	283,269	(5)	—	—	46,261,354		—	—		46,544,623
President, Tesla Heavy Trucking	2019	301,154		—	—	7,965,058		—	—		8,266,212
	2018	301,154		—	—	17,450,897		—	—		17,752,051
Andrew Baglino	2020	283,269	(5)	—	—	46,261,354		—	—		46,544,623
SVP, Powertrain and Energy Engineering	2019	301,154		—	—	4,779,080		—	—		5,080,234

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

(4)

Reflects the 2018 CEO Performance Award, which is intended to compensate Mr. Musk over its 10-year maximum term and will become vested as to all shares subject to it only if our market capitalization increases to $650.0 billion and 12 of 16 total operational milestones are achieved during such 10-year period. Each tranche of 1/12th of the total number of shares subject to the option will become vested and exercisable each time: (i) our market capitalization increases initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than any operating milestone that previously counted towards the vesting of another tranche) is attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. This award was designed to be entirely an incentive for future performance that would take many years, if at all, to be achieved. Further, each of the requirements underlying the performance milestones was selected to be very difficult to achieve. If any options have not vested by the end of the term of the option award, they will be forfeited and Mr. Musk will not realize the value of such options. As of April 29, 2021, six of the 12 tranches under the 2018 CEO Performance Award have vested and become exercisable, subject to Mr. Musk’s payment of the exercise price of $70.01 per share and the minimum five-year holding period generally applicable to any shares he acquires upon exercise. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” and “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Realized Compensation” under this Item 11 above.

(5)	Reflects a temporary reduction to base salary in response to global market conditions.
(6)	Reflects an amount corresponding to previously-accrued paid time off that was applied toward the purchase of a Tesla vehicle pursuant to a company-wide program.

Pay Ratio Disclosure

Tesla is committed to fair and competitive compensation for our employees. Moreover, Elon Musk, the Technoking of Tesla and our Chief Executive Officer, has agreed to a compensation arrangement in the 2018 CEO Performance Award that is substantially tied to the appreciation of our market capitalization. Because equity awards are generally made available to Tesla employees, this also means that Mr. Musk’s compensation is tied to the success of Tesla employees. We are providing a ratio of (i) Mr. Musk’s 2020 annual total compensation to (ii) the median of the 2020 annual total compensation of all applicable qualifying Tesla employees other than Mr. Musk, as if all of such employees were named executive officers, in each case calculated pursuant to the disclosure requirements of “Summary Compensation Table” above. As we continue our international expansion, the median annual total compensation of our employees reflects differences in local compensation scales and practices abroad to a greater extent.

Mr. Musk’s 2020 annual total compensation, as reported under “Summary Compensation Table,” was $0, and the median 2020 annual total compensation of all other qualifying employees, as determined pursuant to the methodology set forth below, was $46,150. Consequently, the applicable ratio of such amounts for 2020 was 0.00:1.

Our methodology for identifying the median of the 2020 annual total compensation for each individual other than Mr. Musk was as follows:

•

We determined that as of December 31, 2020, Tesla and all of our subsidiaries had 68,854 individuals qualifying for this analysis (full-time, part-time and temporary employees other than Mr. Musk, subject to the following bullet), of which approximately 33% were based outside of the U.S. and approximately 35% were production line employees.

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

•	We converted any payment earned or paid in a foreign currency to U.S. dollar using the average of the prevailing conversion rates for the month of December 2020.
•	We selected the median of all total annual compensation amounts calculated in accordance with the foregoing.

Grants of Plan-Based Awards in 2020

The following table presents information concerning each grant of an award made to a named executive officer in fiscal 2020 under any plan.

Name	Grant Date(1)		All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Elon Musk	—		—	—	—
Zachary J. Kirkhorn	10/19/2020	(2)	205,459	430.83	46,261,354
Jerome Guillen	10/19/2020	(2)	205,459	430.83	46,261,354
Andrew Baglino	10/19/2020	(2)	205,459	430.83	46,261,354

(1)	The vesting schedule applicable to each outstanding award is set forth in “Outstanding Equity Awards at 2020 Fiscal Year-End” under this Item 11 below.
(2)	This award was granted as part of Tesla’s ongoing executive compensation review and alignment process.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock unit awards for each named executive officer outstanding as of the end of fiscal 2020.

	Option Awards							Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Elon Musk	3/21/2018	(2)	33,773,400	—	67,546,810	70.01	1/19/2028	—	—
	6/10/2013	(3)	1,750	—	—	20.01	6/10/2023	—	—
	4/8/2013	(3)	1,750	—	—	8.37	4/8/2023	—	—
	8/13/2012	(4)	22,862,050	—	2,637,455	6.24	8/13/2022	—	—
Zachary J. Kirkhorn	10/19/2020	(5)	4,280	201,179	—	430.83	10/19/2030	—	—
	4/19/2019	(6)	283,518	364,527	—	54.66	4/19/2029	—	—
	4/19/2019	(7)	—	—	—	—	—	45,000	31,755,150
	1/22/2019	(8)	21,769	32,661	—	59.79	1/22/2029	—	—
	1/22/2019	(9)	—	—	—	—	—	10,890	7,684,746
	10/16/2018	(10)	5,568	7,357	—	55.32	10/16/2028	—	—
	10/16/2018	(9)	—	—	—	—	—	2,589	1,826,980
	11/13/2017	(11)	—	—	—	—	—	936	660,507
	5/8/2017	(12)	—	—	—	—	—	720	508,082
Jerome Guillen	10/19/2020	(5)	4,280	201,179	—	430.83	10/19/2030	—	—
	7/19/2019	(13)	45,111	245,819	—	51.64	7/19/2029	—	—
	10/16/2018	(14)	214,020	292,955	—	55.32	10/16/2028	—	—
	2/12/2018	(15)	127,082	97,918	—	63.15	2/12/2028	—	—
	10/9/2017	(16)	38,735	—	19,370	68.59	10/9/2027	—	—
	8/14/2017	(17)	37,866	7,754	—	72.76	8/13/2027	—	—
	4/10/2017	(12)	—	—		—	—	2,423	1,709,838
	6/13/2016	(18)	—	—	102,350	43.58	6/13/2026	—	—
	1/13/2014	(19)	15,000	—	68,750	27.87	1/13/2024	—	—
Andrew Baglino	10/19/2020	(5)	4,280	201,179	—	430.83	10/19/2030	—	—
	7/19/2019	(20)	57,999	147,561	—	51.64	7/19/2029	—	—
	10/16/2018	(10)	22,400	29,300	—	55.32	10/16/2028	—	—
	10/16/2018	(9)	—	—	—	—	—	10,342	7,298,039
	3/19/2018	(21)	36,864	33,136	—	62.70	3/19/2028	—	—
	2/20/2018	(22)	—	—	—	—	—	4,618	3,258,784
	1/11/2016	(23)	5,570	—	—	41.57	1/11/2026	—	—
	11/10/2014	(19)	—	—	12,500	48.39	11/10/2024	—	—

(1)

The market value of unvested restricted stock units is calculated by multiplying the number of unvested restricted stock units held by the applicable named executive officer by the closing price of our common stock on December 31, 2020, which was $705.67.

(2)

1/12th of the total number of shares subject to the option becomes vested and exercisable each time: (i) our market capitalization increases initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than any operating milestone that previously counted towards the vesting of another tranche) is attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 above.

(3)

Stock option awards granted as part of our company-wide patent incentive program. The total number of shares subject to the option was vested and exercisable on the applicable grant date of the option.

(4)

1/10th of the total number of shares subject to the option became and will become vested and exercisable each time: (i) our market capitalization increases by $4.0 billion above the initially measured market capitalization of $3.2 billion; and (ii) one of 10 specified performance milestones relating to the development of our Model X and Model 3 vehicles and our total production of vehicles is attained, subject to Mr. Musk’s continued service to us at each such vesting event. If any shares have not vested by the end of the term of the option, they will be forfeited and Mr. Musk will not realize the value of such shares. As of April 29, 2021, 10 market capitalization milestones and nine performance milestones have been achieved. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Historical Equity Compensation” under this Item 11 above.

(5)

1/48th of the shares subject to the option became vested and exercisable on December 5, 2020, and 1/48th of the shares subject to the option become vested and exercisable every month thereafter, subject to the grantee’s continued service to us on each such vesting date.

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

(9)	1/20th of this award vested on March 5, 2019, and 1/20th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(10)

1/60th of the shares subject to the option became vested and exercisable on November 1, 2018, and 1/60th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(11)	1/16th of this award vested on December 5, 2017, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(12)	1/16th of this award vested on September 5, 2017, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
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

(17)   1/48th of the shares subject to the option vested or shall vest monthly starting on the one-month anniversary of the applicable grant date, subject to the grantee’s continued service to us on each such vesting date.

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

(20)

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

(22)	1/16th of this award vested on June 5, 2018, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(23)	1/16th of this award vested on June 5, 2016, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.

2020 Option Exercises and Stock Vested

The following table presents information concerning each exercise of stock options and vesting of stock awards during fiscal 2020 for each of the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Elon Musk	—	—	—	—
Zachary Kirkhorn	10,000	4,189,900	27,050	8,828,173
Jerome Guillen	121,615	29,759,847	7,687	2,079,874
Andrew Baglino	68,590	14,855,479	9,900	2,790,956

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

Compensation of Directors

2020 Director Compensation Table

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during any part of fiscal year 2020. Elon Musk, who is a named executive officer, does not receive additional compensation for his services as a director.

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

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)(3)	All Other Compensation		Total ($)
Robyn Denholm	86,250	(4)	5,630,509	46,752	(5)	5,763,511
Ira Ehrenpreis	37,500		—	—		37,500
Lawrence J. Ellison	20,000		—	—		20,000
Antonio Gracias	26,346		1,160,462	—		1,186,808
Hiromichi Mizuno	18,963		9,209,853			9,228,816
James Murdoch	32,500		—	—		32,500
Kimbal Musk	20,000		—			20,000
Kathleen Wilson-Thompson	30,000		—	—		30,000
Stephen Jurvetson(6)	20,027		—	—		20,027

(1)	As of December 31, 2020, the aggregate number of shares underlying option awards outstanding for each of our non-employee directors with such awards was:

Name	Aggregate Number of Shares Underlying Options Outstanding
Robyn Denholm	804,160
Ira Ehrenpreis	740,000
Lawrence J. Ellison	291,670
Antonio Gracias	489,240
Hiromichi Mizuno	117,230
James Murdoch	423,340
Kimbal Musk	209,250
Kathleen Wilson-Thompson	290,285

(2)

Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions used in the valuation of option awards are set forth in the notes to our consolidated financial statements, which are included in Note 14, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by our non-employee directors, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s). Following vesting, the actual receipt of any shares by each recipient will further be subject to his or her payment of the applicable exercise price.

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

(4)

Reflects cash compensation prior to the waiver of future cash payments by Ms. Denholm. See “Compensation of Directors—Non-Employee Director Compensation Arrangements” under this Item 11 below for more detail.

(5)	Consists of reimbursements for out-of-pocket travel expenses in connection with Board service, including attendance at Board or Board committee meetings, submitted in 2020.
(6)	Board term ended in September 2020 without standing for re-election at the 2020 annual meeting of stockholders.

Non-Employee Director Compensation Arrangements

Overview and Philosophy

Our director compensation policy that is applicable to all of Tesla’s non-employee directors is designed to be consistent with our compensation philosophy for our employees, with an emphasis on equity-based compensation over cash in order to align the value of their compensation with the market value of our stock, and consequently, with the long-term interests of our stockholders. Moreover, while we offer to our employees restricted stock units, which tend to retain some value even if the market value of our stock decreases, the equity-based compensation to our directors is exclusively in the form of stock options, which have value only to the extent, if any, that our stock price increases following their grant. Conversely, fluctuating stock prices have at times resulted in 100% of the vested stock options then held by each of our non-employee directors being out-of-the-money. Consequently, a large portion of our non-employee directors’ compensation is entirely at risk.

Outside Director Compensation Policy

Our current director compensation policy provides that each non-employee director will receive the following compensation for Board and Board committee services, as applicable. Historically, automatically granted stock option awards for such services were made only once every three years, vesting in equal monthly tranches over such period. In February 2020, the Board amended the director compensation policy with prospective effectiveness, such that future stock option awards to purchase one-third of the previously applicable numbers of shares would be automatically granted annually, in lieu of such triennial grants. The policy currently provides for the following compensation, which reflects the foregoing as well as the Stock Split:

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

•

upon first joining the Board, an automatic initial grant of a stock option to purchase a number of shares of our common stock equal to 6,945 multiplied by the number of months (rounded up to a whole number) between the date on which such director joined the Board and the first June 18 following such date (the “Initial Annual Award Grant Date”), vesting 100% on the Initial Annual Award Grant Date (subject to continued service through such date);

•

(i) on the Initial Annual Award Grant Date, or for a director who was previously granted an outstanding stock option for Board service to purchase 250,000 shares of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 83,340 shares of our common stock;

•

for serving as the lead independent director, (i) shortly following appointment as the lead independent director, or for a director who was previously granted an outstanding stock option for such service to purchase 120,000 shares of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 40,000 shares of our common stock;

•

for serving as a member of the Audit Committee, the Compensation Committee or the Nominating and Corporate Governance Committee, (i) shortly following appointment as a member of such Committee, or for a director who was previously granted an outstanding stock option for such service to purchase 60,000 shares, 45,000 shares, or 30,000 shares, respectively, of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 20,000 shares, 15,000 shares, or 10,000 shares, respectively, of our common stock; and

•

in addition to any applicable grant in the immediately preceding bullet, for serving as the chair of the Audit Committee, the Compensation Committee or the Nominating and Corporate Governance Committee, (i) shortly following appointment as the chair of such Committee, or for a director who was previously granted an outstanding stock option for such service to purchase 60,000 shares, 30,000 shares, or 15,000 shares, respectively, of our common stock vesting monthly over three years, the date on which such award fully vests, and (ii) in either case every year thereafter, an automatic grant of a stock option to purchase 20,000 shares, 10,000 shares, or 5,000 shares, respectively, of our common stock.

Unless noted above, each automatic stock option grant for service as a member of the Board, lead independent director, member of a Board committee or chair of a Board committee, in each case as described above, will vest in equal monthly tranches over one year (or, for awards granted prior to the amendment of the director compensation policy in February 2020, over three years) starting on the one month anniversary of the vesting commencement date, subject to continued service in the capacity for which such grant was made (except that if a director who was granted such an option ceases to be a director on the day before an annual meeting that is held earlier than the anniversary date of the vesting commencement date for that calendar year, vesting will accelerate with respect to the shares that would have vested if such director continued service through such anniversary date).

Our director compensation policy also provides that the earning and payment of cash retainer payments payable to outside directors may be waived in whole or part at the election of the director.

Chair of the Board Compensation

In addition, the Board previously approved the following additional compensation arrangements for Robyn Denholm for her service as Chair of the Board, commencing on July 1, 2019:

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

From July 2020, Ms. Denholm requested that Tesla eliminate the future payment to her of all cash retainer amounts for service on the Board, as its Chair and on the various committees of the Board, citing a desire in her Board leadership role to have 100% of her compensation at risk and aligned with the interests of stockholders. Moreover, in consideration of the significant impact on travel and other circumstances resulting from the global COVID-19 pandemic, Ms. Denholm also requested that the grant of her automatic annual stock option award in 2020 for service as Chair of the Board be deferred.

Other Information

If, following a change in control of Tesla, the service of a non-employee director is terminated, all stock options granted to the director pursuant to the compensation policy shall fully vest and become immediately exercisable.

Non-employee directors may also have their travel, lodging and related expenses associated with attending Board or Board committee meetings reimbursed by Tesla.

Pledging of Shares

The ability of our directors and executive officers to pledge Tesla stock for personal loans and investments is inherently related to their compensation due to our use of equity awards and promotion of long-termism and an ownership culture. Moreover, providing these individuals flexibility in financial planning without having to rely on the sale of shares aligns their interests with those of our stockholders.

In order to mitigate the risk of forced sales of pledged shares, the Board has a policy that limits pledging of Tesla stock by our directors and executive officers. Pursuant to this policy, directors and executive officers may pledge their stock (exclusive of options, warrants, restricted stock units or other rights to purchase stock) as collateral for loans and investments, provided that the maximum aggregate loan or investment amount collateralized by such pledged stock does not exceed twenty-five percent (25%) of the total value of the pledged stock.

Example: A director pledges 1,000 shares as collateral for a loan, and the current stock price is $800 per share. The director may borrow up to 25% of 1,000 x $800, or $200,000, against such shares. If the stock price later increases to $1,600 per share, the director may borrow up to an additional $200,000 against the pledged shares. If the director borrows the full allowable amount of $400,000 and the stock price then decreases to $1,200, the director must repay $100,000 to maintain compliance with the 25% limit under the pledging policy.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Ownership of Securities” under Item 12 below for information regarding any shares pledged by our directors or executive officers as of December 31, 2020; however, such pledging does not indicate the extent to which there may be actual borrowings against such shares as of such date. Tesla management monitors compliance with this policy by reviewing and, if necessary, reporting to the Board or its committees the extent to which any officer or director has pledged shares of Company stock. We believe that this monitoring is effective and includes appropriate controls, and we have confirmed that each of our directors and executive officers who have pledged stock are and have been compliant with this policy since our last confirmation.

Compensation Committee Interlocks and Insider Participation

Robyn Denholm, Ira Ehrenpreis and Kathleen Wilson-Thompson served as members of the Compensation Committee during 2020. None of such persons is or was formerly an officer or an employee of Tesla. During 2020, no interlocking relationships existed between any member of Tesla’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options, stock awards, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance, under Tesla’s equity compensation awards as of December 31, 2020.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)		Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	165,518,314		68.25	83,327,043	(3)
Equity compensation plans not approved by security holders	196,934	(4)	79.48	—
Total	165,715,248		68.26	83,327,043

(1)	Consists of options to purchase shares of our common stock, including the 2018 CEO Performance Award, and restricted stock unit awards representing the right to acquire shares of our common stock.
(2)

The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

(3)

Consists of 49,045,518 shares remaining available for issuance under the Tesla, Inc. 2019 Equity Incentive Plan, and 34,281,525 shares remaining available for issuance under the Tesla, Inc, 2019 Employee Stock Purchase Plan.

(4)

Consists of outstanding stock options and restricted stock unit awards that were assumed in connection with acquisitions. No additional awards may be granted under the plans pursuant to which such awards were initially granted.

Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of Tesla’s common stock, as of December 31, 2020, for the following:

•	each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock;
•	each of our non-employee directors;
•	each of our current executive officers named in the Summary Compensation Table in Item 11 above; and
•	all current directors and executive officers of Tesla as a group.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of December 31, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership is based on 959,552,475 shares of Tesla’s common stock outstanding at December 31, 2020.

Unless otherwise indicated, all persons named below can be reached at Tesla, Inc., 3500 Deer Creek Road, Palo Alto, California 94304.

Beneficial Owner Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Elon Musk(1)	227,131,935	22.4%
The Vanguard Group(2)	57,814,310	6.0%
Blackrock, Inc.(3)	50,080,396	5.2%
Capital Ventures International(4)	49,569,773	5.2%
Named Executive Officers & Directors
Elon Musk(1)	227,131,935	22.4%
Zachary J. Kirkhorn(5)	410,640	*
Jerome Guillen(6)	587,302	*
Andrew Baglino(7)	167,365	*
Robyn Denholm(8)	728,881	*
Ira Ehrenpreis(9)	817,706	*
Lawrence J. Ellison(10)	15,186,807	1.6%
Antonio Gracias(11)	1,738,393	*
Hiromichi Mizuno(12)	84,450	*
James Murdoch(13)	434,650	*
Kimbal Musk(14)	811,212	*
Kathleen Wilson-Thompson(15)	151,805	*
All current executive officers and directors as a group (12 persons)(16)	248,251,146	24.3%

*	Represents beneficial ownership of less than 1%.
(1)

Includes (i) 170,492,985 shares held of record by the Elon Musk Revocable Trust dated July 22, 2003 and (ii) 56,638,950 shares issuable to Mr. Musk upon exercise of options exercisable within 60 days after December 31, 2020. Includes 92,331,125 shares pledged as collateral to secure certain personal indebtedness.

(2)

Includes shares beneficially owned by The Vanguard Group, of which The Vanguard Group has shared voting power over 1,305,269 shares, sole dispositive power over 54,445,577 shares and shared dispositive power over 3,368,733 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The foregoing information is based solely on Schedule 13G of The Vanguard Group filed on February 10, 2021, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(3)

Includes shares beneficially owned by BlackRock, Inc., of which Blackrock, Inc. has sole voting power over 43,700,653 shares and sole dispositive power over 50,080,396 shares. The address for Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055. The foregoing information is based solely on Schedule 13G of Blackrock, Inc. filed on February 5, 2021, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(4)

Includes 187,272 shares beneficially owned by Capital Ventures International, 14,668 shares beneficially owned by Darby Financial Products, 4,261,126 shares beneficially owned by Susquehanna Investment Group, and 45,106,707 shares beneficially owned by Susquehanna Securities, LLC. Susquehanna Advisors Group, Inc. is the investment manager to Capital Ventures International, and therefore may be deemed to beneficially own the shares owned by Capital Ventures International. Susquehanna Investment Group and Susquehanna Securities, LLC are affiliated independent broker-dealers which, together with Capital Ventures International, Darby Financial Products and Susquehanna Advisors Group, Inc., may be deemed to be a group (the “Capital Ventures Group”). The address for Capital Ventures International is P.O. Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman, KY1-1103, Cayman Islands. The address of each of Darby Financial Products, Susquehanna Advisors Group, Inc., Susquehanna Investment Group and Susquehanna Securities, LLC is 401 E. City Ave, Suite 220, Bala Cynwyd, PA 19004. The foregoing information is based solely on Amendment No. 2 to Schedule 13G filed on February 16, 2021 jointly by the Capital Ventures Group, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(5)	Includes 353,133 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(6)	Includes 537,343 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(7)	Includes 147,639 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(8)	Includes 723,881 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(9)	Includes 698,886 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(10)	Includes 180,557 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(11)

Includes (i) 1,304,390 shares owned by AJG Growth Fund LLC (“Growth Fund”), including 1,304,285 shares are pledged as collateral to secure certain personal indebtedness, and (ii) 431,458 shares issuable upon exercise of options exercisable within 60 days of December 31, 2020. Mr. Gracias is the fund manager for Growth Fund. The address for this entity is 875 North Michigan Avenue, Suite 3214, Chicago, IL 60611.

(12)	Includes 84,450 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(13)	Includes (i) 52,425 shares held by the Seven Hills Trust and (ii) 382,225 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(14)	Includes 181,472 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020. Includes 114,848 shares pledged as collateral to secure certain personal indebtedness.
(15)	Includes 150,005 shares issuable upon exercise of options exercisable within 60 days after December 31, 2020.
(16)	Includes 60,509,999 shares issuable upon exercise of options held by our current executive officers and directors within 60 days after December 31, 2020.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

SpaceX

Elon Musk is the Chief Executive Officer, Chief Technical Officer and a significant stockholder of SpaceX. Kimbal Musk and Antonio Gracias, who are members of the Board, are also members of the board of directors of SpaceX. In addition, certain members of the Board, and/or investment funds affiliated with them, have made minority investments in SpaceX.

SpaceX purchased Tesla Energy systems and components and related services from Tesla for an aggregate $1.5 million in 2020 and an aggregate $0.2 million in 2021 through March in standard sales processes. The prices were negotiated in good faith.

SpaceX has purchased and may purchase in the future certain vehicle components from Tesla, including with modifications for non-vehicle applications. The prices for such components and any associated labor and support, which were negotiated in good faith and were consistent with prices offered to other third parties to whom any such components have been sold, were $2.6 million in the aggregate in 2020 and $2.1 million in the aggregate in 2021 through March.

Tesla has provided SpaceX certain engineering support and resources from time to time upon the mutual agreement of the parties and at costs per hour that were negotiated in good faith. SpaceX incurred an aggregate $0.1 million in 2020 for such support and resources.

In 2020, Tesla built a custom tool for SpaceX at its tool machining facility at a cost of $0.7 million. The pricing for such project, including labor hours, was negotiated in good faith, and such work took place during previously scheduled downtime at Tesla’s facility.

In 2020, Tesla granted to SpaceX a limited non-perpetual license to certain software, as to which Tesla retains all intellectual property rights. Such license was renewed in 2021 and is scheduled to expire by February 2022. The aggregate fees for the license through its scheduled term were negotiated in good faith and are expected to be $0.1 million.

Since April 2016, SpaceX has invoiced Tesla for our use of an aircraft owned and operated by SpaceX at rates determined by Tesla and SpaceX, subject to rules of the Federal Aviation Administration governing such arrangements. Tesla incurred $0.6 million in 2020 and has incurred $0.1 million in 2021 through March.

Other Transactions

Elon Musk is a co-founder and significant stockholder of The Boring Company, which purchased Tesla Energy systems and related services from us for $0.3 million in the aggregate during 2020. The prices were negotiated in good faith.

Entities affiliated with our Board member Lawrence J. Ellison purchased Tesla Energy systems and related services from us for $2.2 million in the aggregate during 2020 and $0.6 million in 2021 through March. The prices were negotiated in good faith.

In February 2020, Messrs. Elon Musk and Ellison purchased from us 65,185 and 6,250 shares, respectively (as adjusted for the Stock Split), of our common stock in a public offering at the public offering price for an aggregate $11 million.

In the ordinary course of business, we enter into offer letters with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. In 2020, Tesla entered into an agreement with Elon Musk relating to the indemnification of directors and officers for an interim period of 90 days pursuant to which Tesla paid Mr. Musk an aggregate $3 million, as described in “Director Independence” under this Item 13 below.

Director Independence

The Board periodically assesses, with the recommendation of the Nominating and Corporate Governance Committee, the independence of its non-employee members as defined in the listing standards of NASDAQ and applicable laws. The Board undertook an analysis for each non-employee director and considered all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. The Board determined that with respect to each of its current members other than Elon Musk, who is our Chief Executive Officer, and Kimbal Musk, who is Elon Musk’s brother, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ and applicable laws.

In particular, the Board reviewed the following considerations:

•

Ira Ehrenpreis, Antonio Gracias, James Murdoch, Elon Musk, Kimbal Musk, and/or investment funds affiliated with them, have made minority investments in certain companies or investment funds (i) of which other Tesla directors are founders, significant stockholders, directors, officers, or managers, and/or (ii) with which Tesla has had certain relationships, such as those set forth in “Related Party Transactions” under this Item 13 above. The Board concluded that none of these investments are material so as to impede the exercise of independent judgment by any of Messrs. Ehrenpreis, Gracias or Mr. Murdoch, and that none of them has a direct or indirect interest in any transaction between Tesla and another company such as those set forth in “Related Party Transactions” under this Item 13 above.

•

Mr. Gracias is a director of SpaceX, (i) of which Elon Musk and Kimbal Musk are also directors, and (ii) with which Tesla has had certain relationships, such as those set forth in “Related Party Transactions—SpaceX” under this Item 13 above. The Board concluded that Mr. Gracias is an experienced investment professional who has served on the boards of multiple companies without conflict or impairment of independent judgment.

•

Lawrence J. Ellison, and/or entities affiliated with him, have purchased certain Tesla products and services from Tesla, such as those set forth in “Related Party Transactions—Other Transactions” under this Item 13 above. The Board concluded that such purchases were negotiated and completed through ordinary course sales processes in good faith on terms generally available to similar customers, and would not impair the independent judgment of Mr. Ellison.

•

Mr. Ellison is an officer of a company from which Tesla has purchased business services. The Board concluded that such purchases were for standard offerings in the ordinary course of business pursuant to good faith contracting processes in which Mr. Ellison was neither involved nor had any material interest.

•

As previously disclosed by Tesla, Elon Musk had previously agreed to provide certain directors’ and officers’ indemnity coverage to us from his personal funds, which the Board concluded did not impair the independent judgment of the other members of the Board.

In addition, prior to his departure from the Board in September 2020, the Board had determined that Stephen Jurvetson was an independent director as defined in the listing standards of NASDAQ and applicable laws.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to Tesla by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2020. The dollar amounts in the table and accompanying footnotes are in thousands.

	2019	2020
Audit Fees (1)	$12,527	$12,965
Audit-Related Fees	—	—
Tax Fees (2)	999	1,456
All Other Fees (3)	9	103

Total	$13,535	$14,524

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of Tesla’s consolidated financial statements included in Tesla’s Annual Report on Form 10-K and for the review of the financial statements included in Tesla’s Quarterly Reports on Form 10-Q, as well as services that generally only Tesla’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings. The Audit Fees incurred in 2019 and 2020 also include fees of $435 and $825, respectively, relating to services performed in connection with Tesla’s securities offerings, in each case including comfort letters, consents and review of documents filed with the SEC and other offering documents.

(2)	Tax Fees in 2019 and 2020 consisted of fees related to consultation and compliance services.
(3)	Other Fees in 2019 and 2020 consisted of a Gigafactory Berlin current state assessment and fees for the use of accounting software.

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

All PricewaterhouseCoopers LLP services and fees in fiscal 2019 and 2020 were pre-approved by the Audit Committee.

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

		10-K	001-34756	10.25A	February 24, 2016

10.32†	Amendment to Gigafactory General Terms, dated March 1, 2016, by and among the Registrant, Panasonic Corporation and Panasonic Energy Corporation of North America.	8-K	001-34756	10.1	October 11, 2016

10.33††	Amended and Restated General Terms and Conditions for Gigafactory, entered into on June 10, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	10-Q	001-34756	10.2	July 28, 2020

10.34†	Production Pricing Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.3	November 7, 2014

10.35†	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014

10.36	Amendment to Gigafactory Documents, dated April 5, 2016, by and among the Registrant, Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America.	10-Q	001-34756	10.2	May 10, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.37††	2019 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed September 20, 2019, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and SANYO Electric Co., Ltd.	10-Q	001-34756	10.6	October 29, 2019

10.38††	2020 Pricing Agreement (Gigafactory 2170 Cells), entered into on June 9, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	10-Q	001-34756	10.3	July 28, 2020

10.39††	2021 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed December 29, 2020, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation of North America and SANYO Electric Co., Ltd.	10-K	001-34756	10.39	February 8, 2021

10.40††	Amended and Restated Factory Lease, executed as of March 26, 2019, by and between the Registrant and Panasonic Energy North America, a division of Panasonic Corporation of North America, as tenant.	10-Q	001-34756	10.3	July 29, 2019

10.41††	Lease Amendment, executed September 20, 2019, by and among the Registrant, Panasonic Corporation of North America, on behalf of its division Panasonic Energy of North America, with respect to the Amended and Restated Factory Lease, executed as of March 26, 2019.	10-Q	001-34756	10.7	October 29, 2019

Exhibit		Incorporated by Reference					Filed
Number	Exhibit Description	Form		File No.	Exhibit	Filing Date	Herewith

10.42††	Second Lease Amendment, entered into on June 9, 2020, by and between the Registrant and Panasonic Energy of North America, a division of Panasonic Corporation of North America, with respect to the Amended and Restated Factory Lease dated January 1, 2017.	10-Q		001-34756	10.1	July 28, 2020

10.43	Amendment and Restatement in respect of ABL Credit Agreement, dated as of March 6, 2019, by and among certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, Wells Fargo Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding Inc. and Bank of America, N.A., as syndication agents, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	S-4/A	3	33-229749	10.68	April 3, 2019

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

		10-K		001-34756	10.44	February 8, 2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.45†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.46††	Second Amended and Restated Loan and Security Agreement, dated as of August 28, 2020, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.2	October 26, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.47†	Loan and Security Agreement, executed on December 28, 2018, by and among LML 2018 Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-K	001-34756	10.55	February 19, 2019

10.48††	Letter of Consent, dated as of June 14, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank AG, New York Branch, as Administrative Agent, and the Group Agents party thereto, in respect of the Loan and Security Agreement, dated as of August 17, 2017 and as amended from time to time, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, and the Lenders, Group Agents and Administrative Agent from time to time party thereto.	10-Q	001-34756	10.1	July 29, 2019

10.49††	Amendment No. 1 to Loan and Security Agreement, dated as of August 16, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent, and the Lenders and Group Agents from time to time party thereto.	10-Q	001-34756	10.2	October 29, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.50	Amendment No. 2 to Loan and Security Agreement, dated as of December 13, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent, and the Lenders and Group Agents from time to time party thereto.	10-K	001-34756	10.69	February 13, 2020

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

		10-K(1)	001-35758	10.16i	February 10, 2016

10.65	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.66	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.6	July 28, 2020

10.67††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.68††	Facility Agreement, dated as of September 26, 2019, by and between China Merchants Bank Co., Ltd. Beijing Branch and Tesla Automobile (Beijing) Co., Ltd. (English translation).	10-Q	001-34756	10.3	October 29, 2019

10.69††	Statement Letter to China Merchants Bank Co., Ltd. Beijing Branch from Tesla Automobile (Beijing) Co., Ltd., dated as of September 26, 2019 (English translation).	10-Q	001-34756	10.4	October 29, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.70††	Fixed Asset Syndication Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.85	February 13, 2020

10.71††	Fixed Asset Syndication Loan Agreement and Supplemental Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.86	February 13, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.72††	Syndication Revolving Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd. China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.87	February 13, 2020

10.73††	Working Capital Loan Contact, dated as of May 7, 2020, between Industrial and Commercial Bank of China, China (Shanghai) Pilot Free Trade Zone Lingang Special Area Branch and Tesla (Shanghai) Co., Ltd.	10-Q	001-34756	10.5	July 28, 2020

21.1	List of Subsidiaries of the Registrant	10-K	001-34756	21.1	February 8, 2021

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-34756	23.1	February 8, 2021

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	10-K	001-34756	31.1	February 8, 2021

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	10-K	001-34756	31.2	February 8, 2021

31.3	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.4	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	10-K	001-34756	32.1	February 8, 2021

101.INS*	Inline XBRL Instance Document	10-K	001-34756	101.INS	February 8, 2021

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	10-K	001-34756	101.SCH	February 8, 2021

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-34756	101.CAL	February 8, 2021

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34756	101.DEF	February 8, 2021

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34756	101.LAB	February 8, 2021

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34756	101.PRE	February 8, 2021

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Previously filed or furnished, as applicable, with Original Form 10-K
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
††	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
(1)	Indicates a filing of SolarCity
(2)	Indicates a filing of Maxwell Technologies, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: April 30, 2021	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)