Form 10-Q
period 2021-06-30
Tesla, Inc.
filed 2021-07-27
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 22, 2021, there were 990,015,158 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, supply chain constraints, our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$16,229	$19,384
Accounts receivable, net	2,129	1,886
Inventory	4,733	4,101
Prepaid expenses and other current assets	1,602	1,346
Total current assets	24,693	26,717
Operating lease vehicles, net	3,748	3,091
Solar energy systems, net	5,883	5,979
Property, plant and equipment, net	15,665	12,747
Operating lease right-of-use assets	1,734	1,558
Digital assets, net	1,311	—
Intangible assets, net	283	313
Goodwill	203	207
Other non-current assets	1,626	1,536
Total assets	$55,146	$52,148
Liabilities
Current liabilities
Accounts payable	$7,558	$6,051
Accrued liabilities and other	4,778	3,855
Deferred revenue	1,693	1,458
Customer deposits	812	752
Current portion of debt and finance leases	1,530	2,132
Total current liabilities	16,371	14,248
Debt and finance leases, net of current portion	7,871	9,556
Deferred revenue, net of current portion	1,318	1,284
Other long-term liabilities	3,336	3,330
Total liabilities	28,896	28,418
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	605	604
Convertible senior notes (Note 10)	—	51
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000 shares authorized; 984 shares and 960 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	28,205	27,260
Accumulated other comprehensive income	206	363
Accumulated deficit	(3,608)	(5,399)
Total stockholders' equity	24,804	22,225
Noncontrolling interests in subsidiaries	841	850
Total liabilities and equity	$55,146	$52,148

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Automotive sales	$9,874	$4,911	$18,579	$9,804
Automotive leasing	332	268	629	507
Total automotive revenues	10,206	5,179	19,208	10,311
Energy generation and storage	801	370	1,295	663
Services and other	951	487	1,844	1,047
Total revenues	11,958	6,036	22,347	12,021
Cost of revenues
Automotive sales	7,119	3,714	13,576	7,413
Automotive leasing	188	148	348	270
Total automotive cost of revenues	7,307	3,862	13,924	7,683
Energy generation and storage	781	349	1,376	631
Services and other	986	558	1,948	1,206
Total cost of revenues	9,074	4,769	17,248	9,520
Gross profit	2,884	1,267	5,099	2,501
Operating expenses
Research and development	576	279	1,242	603
Selling, general and administrative	973	661	2,029	1,288
Restructuring and other	23	—	(78)	—
Total operating expenses	1,572	940	3,193	1,891
Income from operations	1,312	327	1,906	610
Interest income	11	8	21	18
Interest expense	(75)	(170)	(174)	(339)
Other income (expense), net	45	(15)	73	(69)
Income before income taxes	1,293	150	1,826	220
Provision for income taxes	115	21	184	23
Net income	1,178	129	1,642	197
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	36	25	62	77
Net income attributable to common stockholders	$1,142	$104	$1,580	$120

Net income per share of common stock attributable to common stockholders (1)
Basic	$1.18	$0.11	$1.64	$0.13
Diluted	$1.02	$0.10	$1.41	$0.12
Weighted average shares used in computing net income per share of common stock (1)
Basic	971	928	966	921
Diluted	1,119	1,036	1,126	1,016

(1)
Prior period results have been adjusted to reflect the five-for-one stock split effected in the form of a stock dividend in August 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,178	$129	$1,642	$197
Other comprehensive income (loss):
Foreign currency translation adjustment	63	73	(157)	(4)
Comprehensive income	1,241	202	1,485	193
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	36	25	62	77
Comprehensive income attributable to common stockholders	$1,205	$177	$1,423	$116

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended June 30, 2020	Interests	Shares (1)	Amount (1)	Capital (1)	Deficit	(Loss) Income	Equity	Subsidiaries	Equity
Balance as of March 31, 2020	$632	927	$1	$15,389	$(6,104)	$(113)	$9,173	$867	$10,040
Reclassification between equity and mezzanine equity for convertible senior notes	—	—	—	16	—	—	16	—	16
Exercises of conversion feature of convertible senior notes	—	1	0	65	—	—	65	—	65
Issuance of common stock for equity incentive awards	—	4	0	57	—	—	57	—	57
Stock-based compensation	—	—	—	367	—	—	367	—	367
Distributions to noncontrolling interests	(13)	—	—	—	—	—	—	(27)	(27)
Other	(2)	—	—	—	—	—	—	—	—
Net (loss) income	(4)	—	—	—	104	—	104	29	133
Other comprehensive income	—	—	—	—	—	73	73	—	73
Balance as of June 30, 2020	$613	932	$1	$15,894	$(6,000)	$(40)	$9,855	$869	$10,724

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Six Months Ended June 30, 2020	Interests	Shares (1)	Amount (1)	Capital (1)	Deficit	Loss	Equity	Subsidiaries	Equity
Balance as of December 31, 2019	$643	905	$1	$12,736	$(6,083)	$(36)	$6,618	$849	$7,467
Adjustments for prior periods from adopting ASU 2016-13	—	—	—	—	(37)	—	(37)	—	(37)
Reclassification between equity and mezzanine equity for convertible senior notes	—	—	—	(44)	—	—	(44)	—	(44)
Exercises of conversion feature of convertible senior notes	—	1	0	65	—	—	65	—	65
Issuance of common stock for equity incentive awards	—	11	0	217	—	—	217	—	217
Issuance of common stock in Feb 2020 public offering, net of issuance costs of $28	—	15	0	2,309	—	—	2,309	—	2,309
Stock-based compensation	—	—	—	611	—	—	611	—	611
Contributions from noncontrolling interests	2	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	(27)	—	—	—	—	—	—	(77)	(77)
Other	(2)	—	—	—	—	—	—	—	—
Net (loss) income	(3)	—	—	—	120	—	120	80	200
Other comprehensive loss	—	—	—	—	—	(4)	(4)	—	(4)
Balance as of June 30, 2020	$613	932	$1	$15,894	$(6,000)	$(40)	$9,855	$869	$10,724

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended June 30, 2021	Interests	Shares	Amount	Capital (1)	Deficit	Income	Equity	Subsidiaries	Equity
Balance as of March 31, 2021	$601	963	$1	$27,623	$(4,750)	$143	$23,017	$847	$23,864
Exercises of conversion feature of convertible senior notes	—	1	0	(6)	—	—	(6)	—	(6)
Settlements of warrants	—	17	0	—	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	3	0	69	—	—	69	—	69
Stock-based compensation	—	—	—	519	—	—	519	—	519
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(14)	—	—	—	—	—	—	(26)	(26)
Net income	16	—	—	—	1,142	—	1,142	20	1,162
Other comprehensive income	—	—	—	—	—	63	63	—	63
Balance as of June 30, 2021	$605	984	$1	$28,205	$(3,608)	$206	$24,804	$841	$25,645

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Six Months Ended June 30, 2021	Interests	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance as of December 31, 2020	$604	960	$1	$27,260	$(5,399)	$363	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	211	—	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	1	0	5	—	—	5	—	5
Settlements of warrants	—	17	0	—	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	6	0	252	—	—	252	—	252
Stock-based compensation	—	—	—	1,162	—	—	1,162	—	1,162
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(26)	—	—	—	—	—	—	(46)	(46)
Net income	25	—	—	—	1,580	—	1,580	37	1,617
Other comprehensive loss	—	—	—	—	—	(157)	(157)	—	(157)
Balance as of June 30, 2021	$605	984	$1	$28,205	$(3,608)	$206	$24,804	$841	$25,645

(1)
Prior period results have been adjusted to reflect the five-for-one stock split effected in the form of a stock dividend in August 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$1,642	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	1,302	1,120
Stock-based compensation	1,088	558
Inventory and purchase commitments write-downs	88	88
Foreign currency transaction net (gain) loss	(1)	38
Non-cash interest and other operating activities	60	216
Digital assets gain, net	(78)	—
Changes in operating assets and liabilities:
Accounts receivable	(283)	(236)
Inventory	(687)	(535)
Operating lease vehicles	(916)	(330)
Prepaid expenses and other current assets	(131)	(301)
Other non-current assets	(289)	(16)
Accounts payable and accrued liabilities	1,592	(372)
Deferred revenue	279	(20)
Customer deposits	52	5
Other long-term liabilities	47	112
Net cash provided by operating activities	3,765	524
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(2,853)	(1,001)
Purchases of solar energy systems, net of sales	(22)	(46)
Purchases of digital assets	(1,500)	—
Proceeds from sales of digital assets	272	—
Receipt of government grants	6	1
Net cash used in investing activities	(4,097)	(1,046)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings, net of issuance costs	—	2,309
Proceeds from issuances of convertible and other debt	4,862	4,946
Repayments of convertible and other debt	(7,408)	(4,226)
Collateralized lease repayments	(8)	(168)
Proceeds from exercises of stock options and other stock issuances	253	217
Principal payments on finance leases	(196)	(154)
Debt issuance costs	(5)	—
Proceeds from investments by noncontrolling interests in subsidiaries	2	19
Distributions paid to noncontrolling interests in subsidiaries	(65)	(110)
Payments for buy-outs of noncontrolling interests in subsidiaries	—	(2)
Net cash (used in) provided by financing activities	(2,565)	2,831
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(179)	14
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,076)	2,323
Cash and cash equivalents and restricted cash, beginning of period	19,901	6,783
Cash and cash equivalents and restricted cash, end of period	$16,825	$9,106
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,768	$668
Leased assets obtained in exchange for finance lease liabilities	$177	$54
Leased assets obtained in exchange for operating lease liabilities	$341	$187

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

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. We have also previously been affected by temporary manufacturing closures, employment and compensation adjustments and impediments to administrative activities supporting our product deliveries and deployments.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of June 30, 2021, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Automotive sales without resale value guarantee	$9,332	$4,423	$17,345	$8,790
Automotive sales with resale value guarantee	188	60	362	232
Automotive regulatory credits	354	428	872	782
Energy generation and storage sales	653	225	1,036	398
Services and other	951	487	1,844	1,047
Total revenues from sales and services	11,478	5,623	21,459	11,249
Automotive leasing	332	268	629	507
Energy generation and storage leasing	148	145	259	265
Total revenues	$11,958	$6,036	$22,347	$12,021

Automotive Segment

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606 as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The total sales return reserve on vehicles previously sold under our buyback options program was $592 million and $703 million as of June 30, 2021 and December 31, 2020, respectively, of which $215 million and $202 million was short term, respectively.

Deferred revenue is related to the access to our Supercharger network, internet connectivity, Full Self Driving (“FSD”) features and over-the-air software updates on automotive sales with and without resale value guarantee, which amounted to $2.13 billion and $1.93 billion as of June 30, 2021 and December 31, 2020, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $157 million and $149 million for the six months ended June 30, 2021 and 2020, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees as of June 30, 2021, we expect to recognize $1.32 billion of revenue in the next 12 months. The remaining balance will be recognized over the performance period which is generally the expected ownership life of the vehicle or the eight-year life of the vehicle.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to zero-emission vehicles, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive sales revenue in the consolidated statements of operations. Deferred revenue related to sales of automotive regulatory credits was $42 million and $21 million as of June 30, 2021 and December 31, 2020, respectively. We expect to recognize the majority of the deferred revenue as of June 30, 2021 in the next 12 months. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was immaterial and $140 million for the six months ended June 30, 2021 and 2020, respectively.

Automotive Leasing Revenue

Direct Sales-Type Leasing Program

For the three and six months ended June 30, 2021, we recognized $55 million and $97 million, respectively, of sales-type leasing revenue and $36 million and $62 million, respectively, of sales-type leasing cost of revenue. There was no material sales-type leasing revenue or associated cost of revenue recognized in the three and six months ended June 30, 2020 as we introduced this offering in volume during the third quarter of 2020.

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

	June 30, 2021	December 31, 2020
Gross lease receivables	$178	$102
Unearned interest income	(18)	(11)
Net investment in sales-type leases	$160	$91

Reported as:
Prepaid expenses and other current assets	$30	$17
Other assets	130	74
Net investment in sales-type leases	$160	$91

Energy Generation and Storage Segment

Energy Generation and Storage Sales

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of June 30, 2021 and December 31, 2020, deferred revenue related to such customer payments amounted to $217 million and $187 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $66 million and $28 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $149 million. Of this amount, we expect to recognize $8 million in the next 12 months and the remaining over a period up to 27 years.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2021 and December 31, 2020, the aggregate balances of our gross unrecognized tax benefits were $396 million and $380 million, respectively, of which $357 million and $353 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

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

On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for diluted net income per share calculation of our convertible debt instruments (see Recent Accounting Pronouncements section below for further details). During the three and six months ended June 30, 2021, we increased net income attributable to common stockholders by $2 million and $6 million, respectively, to arrive at the numerator used to calculate diluted net income per share, which represents the interest expense recognized on the convertible debt instruments that were subject to this change in methodology.

Prior to the adoption, we applied the treasury stock method when calculating the potential dilutive effect, if any, of the following convertible senior notes which we intended to settle or have settled in cash the principal outstanding: our 1.25% Convertible Senior Notes due in 2021 (“2021 Notes”), 2.375% Convertible Senior Notes due in 2022 (“2022 Notes”), 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) and our subsidiary’s 5.50% Convertible Senior Notes due in 2022. Furthermore, in connection with the offerings of our convertible senior notes, we entered into convertible note hedges and warrants (see Note 10, Debt). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. The strike price on the warrants were below our average share price during the period and were in the money and included in the tables below. Warrants have been included in the weighted-average shares used in computing basic net income per share of common stock in the period(s) they are settled.

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders, as adjusted to give effect to the five-for-one stock split effected in the form of a stock dividend in August 2020 (the “Stock Split”) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares used in computing net income per share of common stock, basic	971	928	966	921
Add:
Stock-based awards	93	53	95	50
Convertible senior notes (1)	10	39	16	35
Warrants	45	16	49	10
Weighted average shares used in computing net income per share of common stock, diluted	1,119	1,036	1,126	1,016

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the Stock Split (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based awards	1	1	0	2
Convertible senior notes (1)	0	1	1	2

(1)
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the three and six months ended June 30, 2021. Certain convertible senior notes were calculated using the treasury stock method for the three and six months ended June 30, 2020. Refer to discussion above for further details.

Restricted Cash

We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash held to service certain payments under various secured debt facilities. In addition, restricted cash includes cash held as collateral for certain permits as well as sales to lease partners with a resale value guarantee, letters of credit, real estate leases, insurance policies, credit card borrowing facilities, certain operating leases and cash received from certain fund investors that have not been released for use by us. We record restricted cash as other assets in the consolidated balance sheets and determine current or non-current classification based on the expected duration of the restriction.

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$16,229	$19,384	$8,615	$6,268
Restricted cash included in prepaid expenses and other current assets	326	238	203	246
Restricted cash included in other non-current assets	270	279	288	269
Total as presented in the consolidated statements of cash flows	$16,825	$19,901	$9,106	$6,783

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

MyPower Customer Notes Receivable

As of June 30, 2021 and December 31, 2020, the total outstanding balance of MyPower customer notes receivable, net of allowance for credit losses, was $315 million and $334 million, respectively, of which $11 million and $9 million were due in the next 12 months as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the allowance for credit losses was $45 million. In addition, there were no material non-accrual or past due customer notes receivable as of June 30, 2021 and December 31, 2020.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable, convertible note hedges, and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of June 30, 2021 and December 31, 2020, no entity represented 10% or more of our total accounts receivable balance. The risk of concentration for our convertible note hedges and interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Operating Lease Vehicles

The gross cost of operating lease vehicles as of June 30, 2021 and December 31, 2020 was $4.34 billion and $3.54 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $595 million and $446 million as of June 30, 2021 and December 31, 2020, respectively.

Digital Assets, Net

During the six months ended June 30, 2021, we purchased an aggregate of $1.50 billion in bitcoin. In addition, during the three months ended March 31, 2021, we accepted bitcoin as a payment for sales of certain of our products in specified regions, subject to applicable laws, and suspended this practice in May 2021. We may in the future restart the practice of transacting in cryptocurrencies ("digital assets") for our products and services. We account for such non-cash consideration at the time we enter into transactions with our customers in accordance with the non-cash consideration guidance included in the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, based on the then current quoted market prices of the digital assets.

We currently account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.

We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

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

Warranties

We provide a manufacturer’s warranty on all new and used vehicles and a warranty on the installation and components of the energy generation and storage systems we sell for periods typically between 10 to 25 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease accounting and our solar energy systems under lease contracts or Power Purchase Agreements ("PPAs"), as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Accrued liabilities and other, while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets. Warranty expense is recorded as a component of Cost of revenues in the consolidated statements of operations. Due to the magnitude of our automotive business, accrued warranty balance is primarily related to our automotive segment. Accrued warranty activity consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accrued warranty—beginning of period	$1,534	$1,130	$1,468	$1,089
Warranty costs incurred	(125)	(62)	(241)	(143)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	7	9	6	12
Provision for warranty	275	120	458	239
Accrued warranty—end of period	$1,691	$1,197	$1,691	$1,197

Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We adopted ASU 2020-04 during 2021. The ASU has not and is currently not expected to have a material impact on our consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for any periods after issuance to be applied as of the beginning of the fiscal year that includes the interim period. We adopted the ASU during 2021 as of the beginning of our fiscal year, which did not have a material impact on our consolidated financial statements.

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

On January 1, 2021, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2021 opening balance of accumulated deficit. Due to the recombination of the equity conversion component of our convertible debt remaining outstanding, additional paid in capital and convertible senior notes (mezzanine equity) were reduced. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance and the reduction of property, plant and equipment was related to previously capitalized interest. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

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

The impact of adoption on our consolidated statements of operations for the three and six months ended June 30, 2021 was primarily to decrease net interest expense by $46 million and $191 million, respectively, and to decrease depreciation expense by immaterial amounts. This had the effect of increasing our basic and diluted net income per share of common stock attributable to common stockholders by $0.05 and $0.04, respectively, for the three months ended June 30, 2021 and by $0.20 and $0.18, respectively, for the six months ended June 30, 2021. The change in methodology to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders contributed less than $0.01 of the increase by requiring the use of the if-converted method as discussed above, for the three and six months ended June 30, 2021.

Note 3 – Digital Assets, Net

During the six months ended June 30, 2021, we purchased and received $1.50 billion of bitcoin. During the three and six months ended June 30, 2021, we recorded $23 million and $50 million, respectively, of impairment losses on such digital assets. We also realized gains of $128 million in March 2021. Such gains are presented net of impairment losses in Restructuring and other in the consolidated statement of operations. As of June 30, 2021, the carrying value of our digital assets held was $1.31 billion, which reflects cumulative impairments of $50 million. The fair market value of such digital assets held as of June 30, 2021 was $1.47 billion.

Note 4 – Intangible Assets

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$299	$(131)	$4	$172	$302	$(111)	$3	$194
Trade names	2	(1)	—	1	3	(1)	—	2
Favorable contracts and leases, net	113	(36)	—	77	113	(32)	—	81
Other	36	(19)	1	18	38	(18)	1	21
Total finite-lived intangible assets	450	(187)	5	268	456	(162)	4	298
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	15	—	—	15	15	—	—	15
Total intangible assets	$465	$(187)	$5	$283	$471	$(162)	$4	$313

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

Six months ending December 31, 2021	$25
2022	50
2023	43
2024	28
2025	28
Thereafter	94
Total	$268

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

	June 30, 2021				December 31, 2020
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents)	$11,477	$11,477	$—	$—	$13,847	$13,847	$—	$—
Interest rate swap liabilities	37	—	37	—	58	—	58	—
Total	$11,514	$11,477	$37	$—	$13,905	$13,847	$58	$—

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

	June 30, 2021			December 31, 2020
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$317	$—	$37	$554	$—	$58

Our interest rate swaps activity was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross losses	$9	$3	$9	$42
Gross gains	$—	$—	$20	$—

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

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$304	$3,271	$1,971	$24,596
2025 Notes	$1,787	$1,861	$1,785	$1,877
Solar Asset-backed Notes	$1,095	$1,116	$1,115	$1,137
Solar Loan-backed Notes	$128	$136	$146	$152

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Raw materials	$2,067	$1,508
Work in process	858	493
Finished goods (1)	1,318	1,666
Service parts	490	434
Total	$4,733	$4,101

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2021, we recorded write-downs of $35 million and $70 million, respectively, in Cost of revenues and Research and development expenses. During the three and six months ended June 30, 2020, we recorded write-downs of $37 million and $82 million, respectively, in Cost of revenues.

Note 7 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Machinery, equipment, vehicles and office furniture	$9,156	$8,493
Tooling	2,038	1,811
Leasehold improvements	1,596	1,421
Land and buildings	3,725	3,662
Computer equipment, hardware and software	1,148	856
Construction in progress	3,826	1,621
	21,489	17,864
Less: Accumulated depreciation	(5,824)	(5,117)
Total	$15,665	$12,747

Construction in progress is primarily comprised of construction of Gigafactory Berlin and Gigafactory Texas, expansion of Gigafactory Shanghai and equipment and tooling related to the manufacturing of our products. We are currently constructing Gigafactory Berlin under conditional permits in anticipation of being granted final permits. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and six months ended June 30, 2021, we capitalized $23 million and $38 million, respectively, of interest. During the three and six months ended June 30, 2020, we capitalized $10 million and $20 million, respectively, of interest.

Depreciation expense during the three and six months ended June 30, 2021 was $461 million and $885 million, respectively. Depreciation expense during the three and six months ended June 30, 2020 was $356 million and $727 million, respectively. Gross property, plant and equipment under finance leases as of June 30, 2021 and December 31, 2020 was $2.43 billion and $2.28 billion, respectively, with accumulated depreciation of $1.01 billion and $816 million, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of June 30, 2021 and December 31, 2020, we had cumulatively capitalized costs of $1.79 billion and $1.77 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 8 – Accrued Liabilities and Other

As of June 30, 2021 and December 31, 2020, accrued liabilities and other current liabilities consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Accrued purchases (1)	$1,437	$901
Taxes payable (2)	834	777
Payroll and related costs	840	654
Accrued warranty reserve, current portion	608	479
Sales return reserve, current portion	382	417
Operating lease liabilities, current portion	325	286
Accrued interest	60	77
Other current liabilities	292	264
Total	$4,778	$3,855

(1)
Accrued purchases primarily reflects receipts of goods and services that we had not been invoiced yet. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 9 – Other Long-Term Liabilities

As of June 30, 2021 and December 31, 2020, other long-term liabilities consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Operating lease liabilities	$1,407	$1,254
Accrued warranty reserve	1,083	989
Sales return reserve	378	500
Deferred tax liability	63	151
Other non-current liabilities	405	436
Total other long-term liabilities	$3,336	$3,330

Note 10 – Debt

The following is a summary of our debt and finance leases as of June 30, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$130	$—	$131	$—	2.375%	March 2022
2024 Notes	7	166	174	—	2.00%	May 2024
2025 Notes	—	1,787	1,800	—	5.30%	August 2025
Credit Agreement	—	1,878	1,878	280	3.3%	July 2023
Solar Bonds and other Loans	2	7	9	—	4.0-5.8%	October 2021-January 2031
Total recourse debt	139	3,838	3,992	280
Non-recourse debt:
Automotive Asset-backed Notes	869	1,455	2,333	—	0.2-7.9%	August 2021-March 2025
Solar Asset-backed Notes	41	1,054	1,122	—	2.9-7.7%	September 2024-February 2048
Cash Equity Debt	20	402	434	—	5.3-5.8%	July 2033-January 2035
Solar Loan-backed Notes	13	115	134	—	4.8-7.5%	September 2048-September 2049
Warehouse Agreements	—	—	—	1,100	Not applicable	September 2022
Automotive Lease-backed Credit Facilities	—	—	—	173	Not applicable	September 2022
Other Loans	—	14	14	23	5.1%	February 2033
Total non-recourse debt	943	3,040	4,037	1,296
Total debt	1,082	6,878	$8,029	$1,576
Finance leases	448	993
Total debt and finance leases	$1,530	$7,871

The following is a summary of our debt and finance leases as of December 31, 2020 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2021 Notes	$419	$—	$422	$—	1.25%	March 2021
2022 Notes	115	366	503	—	2.375%	March 2022
2024 Notes	171	856	1,282	—	2.00%	May 2024
2025 Notes	—	1,785	1,800	—	5.30%	August 2025
Credit Agreement	—	1,895	1,895	278	3.3%	July 2023
Solar Bonds and other Loans	4	49	55	—	3.6%-5.8%	January 2021 - January 2031
Total recourse debt	709	4,951	5,957	278
Non-recourse debt:
Automotive Asset-backed Notes	777	921	1,705	—	0.6%-7.9%	August 2021-August 2024
Solar Asset-backed Notes	39	1,076	1,141	—	3.0%-7.7%	September 2024-February 2048
China Loan Agreements	—	616	616	1,372	4.0%	June 2021-December 2024
Cash Equity Debt	18	408	439	—	5.3%-5.8%	July 2033-January 2035
Solar Loan-backed Notes	13	133	152	—	4.8%-7.5%	September 2048-September 2049
Warehouse Agreements	37	257	294	806	1.7%-1.8%	September 2022
Solar Term Loan	151	—	151	—	3.7%	January 2021
Automotive Lease-backed Credit Facility	14	19	33	153	1.9%-5.9%	September 2022-November 2022
Solar Revolving Credit Facility and other Loans	—	81	81	23	2.7%-5.1%	June 2022-February 2033
Total non-recourse debt	1,049	3,511	4,612	2,354
Total debt	1,758	8,462	$10,569	$2,632
Finance leases	374	1,094
Total debt and finance leases	$2,132	$9,556
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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. The debt discounts were updated as of January 1, 2021 for our convertible notes with the adoption of ASU 2020-06 as discussed in Note 2, Summary of Significant Accounting Policies. As of June 30, 2021, we were in material compliance with all financial debt covenants, which include minimum liquidity and expense-coverage balances and ratios.

2021 Notes, 2022 Notes and 2024 Notes

During the first two quarters of 2021, the closing price of our common stock continued to exceed 130% of the applicable conversion price of each of our 2022 Notes and 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter; causing the 2022 Notes and 2024 Notes to be convertible by their holders during the second and third quarters of 2021. As we now expect to settle a portion of the 2024 Notes in the third quarter of 2021, we reclassified $7 million of the carrying value of the 2024 Notes from debt and finance leases, net of current portion to current portion of debt and finance leases on our consolidated balance sheet as of June 30, 2021. Should the closing price conditions continue to be met in a future quarter for any of these notes, such notes will be convertible at their holders’ option during the immediately following quarter.

On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, we have de-recognized the remaining debt discounts on the 2022 Notes and 2024 Notes and therefore no longer recognize any amortization of debt discounts as interest expense (see Note 2, Summary of Significant Accounting Policies). During the first two quarters of 2021, $422 million, $372 million and $1.11 billion in aggregate principal amount of the 2021 Notes, 2022 Notes and 2024 Notes, respectively, were settled for $422 million, $372 million and $1.11 billion in cash for their par amount, and the issuance of 5.3 million, 5.1 million and 16.4 million shares of our common stock for the conversion premium, respectively. The note hedges we entered into in connection with the issuance of the 2021 Notes, 2022 Notes and 2024 Notes were automatically settled with the respective conversions of the 2021 Notes, 2022 Notes and 2024 Notes, resulting in the receipt of 5.3 million, 5.1 million and 16.4 million shares of our common stock, respectively. In March 2021, the 2021 Notes were fully settled. Additionally, during the second quarter of 2021, we settled portions of the warrants entered into in connection with the issuance of the 2021 Notes and 2024 Notes, resulting in the issuance of 7.9 million and 9.2 million shares of our common stock, respectively.

2025 Notes

On July 16, 2021, we issued a notice of redemption to the holders of the 2025 Notes informing the holders that we will redeem the notes in full in August 2021 at a redemption price equal to 102.65% of outstanding principal amount, plus accrued and unpaid interest, if any.

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

In June 2021, our Working Capital Loan Contract entered in May 2020 (the “2020 China Working Capital Facility”) matured and the facility was terminated.

Solar Term Loan

In January 2021, our Solar Term Loan matured and was repaid.

Automotive Lease-backed Credit Facilities

In June 2021, we fully repaid $32 million in aggregate principal of our Automotive Lease-backed Credit Facilities and terminated one of the facilities.

Solar Revolving Credit Facility and other Loans

In April 2021, we fully repaid the $67 million in aggregate principal of our Solar Revolving Credit Facility and the facility was terminated.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which include the 2021 Notes, the 2022 Notes and the 2024 Notes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest coupon	$3	$19	$10	$39
Amortization of debt issuance costs	1	2	3	4
Amortization of debt discounts (1)	—	44	—	88
Total	$4	$65	$13	$131

(1)
Under the modified retrospective method of adoption of ASU 2020-06, there was neither amortization of debt discounts, nor losses on extinguishment of debt recognized for the three and six months ended June 30, 2021. Refer to discussion above for further details.

Note 11 – Equity Incentive Plans

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 101.3 million stock option awards, as adjusted to give effect to the Stock Split, to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), has been achieved, and (ii) any one of the following eight operational milestones focused on total revenue or any one of the eight operational milestones focused on Adjusted EBITDA have been achieved for the four consecutive fiscal quarters on an annualized basis and subsequently reported by us in our consolidated financial statements filed with our Forms 10-Q and/or 10-K. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $70.01 per share, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational milestones as of June 30, 2021 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved	$3.0	Achieved
$55.0	Probable	$4.5	Achieved
$75.0	-	$6.0	Achieved
$100.0	-	$8.0	Probable
$125.0	-	$10.0	Probable
$150.0	-	$12.0	-
$175.0	-	$14.0	-

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

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed amount of expense for such tranche and (ii) the future time when the market capitalization milestone for such tranche was expected to be achieved, or its “expected market capitalization milestone achievement time.” Separately, based on a subjective assessment of our future financial performance, each quarter we determine whether it is probable that we will achieve each operational milestone that has not previously been achieved or deemed probable of achievement and if so, the future time when we expect to achieve that operational milestone, or its “expected operational milestone achievement time.” When we first determine that an operational milestone has become probable of being achieved, we allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected full achievement time.” The “expected full achievement time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market capitalization milestone achievement time (if the related market capitalization milestone had not yet been achieved). We immediately recognize a catch-up expense for all accumulated expense for the quarters from the grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, we recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected full achievement time, except that upon the achievement of both a market capitalization milestone and operational milestone with respect to a tranche, all remaining expense for that tranche is immediately recognized.

As a result, we have experienced, and may experience in the future, significant catch-up expenses in quarters when one or more operational milestones are first determined to be probable of being achieved. Historically, the expected market capitalization achievement times were generally later than the related expected operational milestone achievement times. Therefore, when market capitalization milestones are achieved earlier than originally forecasted, for example due to periods of rapid stock price appreciation, this has resulted, and may result in the future, in higher catch-up expenses and the remaining expenses being recognized over shorter periods of time at a higher per-quarter rate. As of June 30, 2021, all market capitalization milestones were achieved.

During the first quarter of 2021, the operational milestone of annualized revenue of $55.0 billion became probable of being achieved and consequently, we recognized a catch-up expense of $116 million. During the second quarter of 2021, the operational milestone of annualized Adjusted EBITDA of $10.0 billion became probable of being achieved and consequently, we recognized a catch-up expense of $124 million.

As of June 30, 2021, we had $105 million of total unrecognized stock-based compensation expense for the operational milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 0.7 years. As of June 30, 2021, we had unrecognized stock-based compensation expense of $396 million for the operational milestones that were considered not probable of achievement. For the three and six months ended June 30, 2021, we recorded stock-based compensation expense of $176 million and $475 million, respectively, related to the 2018 CEO Performance Award, and $167 million and $233 million, respectively, for the same periods in 2020.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$108	$52	$211	$85
Research and development	104	73	229	138
Selling, general and administrative	262	222	648	335
Total	$474	$347	$1,088	$558

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

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a one-year deferral of our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. In April 2021, we were granted an additional deferral through December 31, 2021, subject only to memorialization in writing by us and the SUNY Foundation, as our operations at Gigafactory New York have not yet fully ramped due to a number of factors related to the pandemic. Given that we would have met all targets originally required as of April 30, 2020 if they had been measured prior to the mandated reduction of operations in March 2020, and we are currently in excess of such targets relating to investments and personnel in the State of New York, we do not currently expect any issues meeting our applicable obligations following this expected deferral or in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.

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

Legal Proceedings

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Tesla challenging our acquisition of SolarCity Corporation (“SolarCity”). Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, and the Delaware Supreme Court denied that request without ruling on the merits but electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018, and mediations were held on June 10, 2019. Plaintiffs and defendants filed respective motions for summary judgment on August 25, 2019, and further mediations were held on October 3, 2019. The Court held a hearing on the motions for summary judgment on November 4, 2019. On January 22, 2020, all of the director defendants except Elon Musk reached a settlement to resolve the lawsuit against them for an amount to be paid entirely under the applicable insurance policy. The settlement, which does not involve an admission of any wrongdoing by any party, was approved by the Court on August 17, 2020. Tesla received payment of approximately $43 million on September 16, 2020, which has been recognized in our consolidated statement of operations as a reduction to Selling, general and administrative operating expenses for costs previously incurred related to the acquisition of SolarCity. On February 4, 2020, the Court issued a ruling that denied plaintiffs’ previously-filed motion for summary judgment and granted in part and denied in part defendants’ previously-filed motion for summary judgment. The case was set for trial in March 2020 until it was postponed by the Court due to safety precautions concerning COVID-19. The trial was held from July 12 to July 23, 2021, to be followed by certain post-trial proceedings.

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

Litigation Related to Directors’ Compensation

On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Delaware Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages and other relief. Defendants filed their answer on September 17, 2020. Trial is set for December 2022.

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

Note 13 – Variable Interest Entity Arrangements

We have entered into various arrangements with investors to facilitate the funding and monetization of our solar energy systems and vehicles. In particular, our wholly owned subsidiaries and fund investors have formed and contributed cash and assets into various financing funds and entered into related agreements. We have determined that the funds are variable interest entities (“VIEs”) and we are the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. We have considered the provisions within the agreements, which grant us the power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and the associated customer contracts to be sold or contributed to these VIEs, redeploying solar energy systems and managing customer receivables. We consider that the rights granted to the fund investors under the agreements are more protective in nature rather than participating.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$89	$87
Accounts receivable, net	51	28
Prepaid expenses and other current assets	112	105
Total current assets	252	220
Solar energy systems, net	4,654	4,749
Other non-current assets	202	182
Total assets	$5,108	$5,151
Liabilities
Current liabilities
Accrued liabilities and other	$68	$63
Deferred revenue	11	11
Customer deposits	16	14
Current portion of debt and finance leases	890	797
Total current liabilities	985	885
Deferred revenue, net of current portion	167	168
Debt and finance leases, net of current portion	1,857	1,346
Other long-term liabilities	15	19
Total liabilities	$3,024	$2,418

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Automotive segment
Revenues	$11,157	$5,666	$21,052	$11,358
Gross profit	$2,864	$1,246	$5,180	$2,469
Energy generation and storage segment
Revenues	$801	$370	$1,295	$663
Gross profit	$20	$21	$(81)	$32

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$5,205	$3,090	$9,629	$5,858
China	2,859	1,400	5,902	2,300
Other	3,894	1,546	6,816	3,863
Total	$11,958	$6,036	$22,347	$12,021

The following table presents long-lived assets by geographic area (in millions):

	June 30,	December 31,
	2021	2020
United States	$17,460	$15,989
International	4,088	2,737
Total	$21,548	$18,726

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

In 2021, we have produced 386,759 vehicles and delivered 386,181 vehicles through the second quarter. We are currently focused on increasing vehicle production and capacity, improving and developing battery technologies, improving our FSD and Autopilot capabilities, increasing the affordability and efficiency of our vehicles and expanding our global infrastructure.

In 2021, we have deployed 1.72 GWh of energy storage products and 177 megawatts of solar energy systems through the second quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency and increasing market share of retrofit solar energy systems.

During the three and six months ended June 30, 2021, we recognized total revenues of $11.96 billion and $22.35 billion, respectively, representing increases of $5.92 billion and $10.33 billion, respectively, over the same periods ended June 30, 2020. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

During the three and six months ended June 30, 2021, our net income attributable to common stockholders was $1.14 billion and $1.58 billion, respectively, representing favorable changes of $1.04 billion and $1.46 billion, respectively, over the same periods ended June 30, 2020. We continue to focus on operational efficiencies, while we have seen an acceleration of non-cash stock-based compensation expense due to continued increases in our market capitalization and updates to our business outlook.

We ended the second quarter of 2021 with $16.23 billion in cash and cash equivalents, representing a decrease of $3.16 billion from the end of 2020. Our cash flows provided by operating activities during the six month period ended June 30, 2021 was $3.77 billion, representing a favorable change of $3.24 billion compared to our cash flows provided by operating activities during the same period ended June 30, 2020 of $524 million, and capital expenditures amounted to $2.85 billion during the six month period ended June 30, 2021, compared to $1.00 billion during the same period ended June 30, 2020. Sustained growth has allowed our business to generally fund itself, but we will continue investing in a number of capital-intensive projects in upcoming periods.

Management Opportunities, Challenges and Risks

Impact of COVID-19 Pandemic

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. We have also previously been affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our product deliveries and deployments.

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

Our new version of Model S is in production, and we are focused on commencing the updated Model X deliveries and ramping all of our production vehicles to their installed production capacities. Our current production continues to be affected by the industry-wide semiconductor and other component shortages, requiring additional workaround manufacturing and production design solutions to be implemented which may be difficult to sustain. The next phase of production growth will depend on the construction of Gigafactory Berlin and Gigafactory Texas, each of which is progressing as planned for production beginning in late 2021, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Consistent with our approach of innovating manufacturing techniques at our new factories, we expect as well to pioneer new methods related to the mass production of these cells and our unique structural battery pack concept. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

However, these plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by the number of concurrent international projects, any industry-wide component constraints which may increase the number of manufacturing and production design workaround solutions required and any future impact from events outside of our control such as the COVID-19 pandemic. Moreover, we must meet ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.

Automotive—Demand and Sales

Our cost reduction efforts and additional localized procurement and manufacturing are key to our vehicles’ affordability, and for example have allowed us to competitively price our vehicles in China. In addition to opening new factories in 2021, we will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including Autopilot, FSD and software features, and introducing anticipated future vehicles. Moreover, we expect to benefit from a recent spike in demand in the automotive industry generally, as well as ongoing electrification of the automotive sector and increasing environmental awareness.

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

Automotive—Deliveries and Customer Infrastructure

As our deliveries increase, we must work constantly to prevent our vehicle delivery capability from becoming a bottleneck on our total deliveries. Increasing the exports of vehicles manufactured at Gigafactory Shanghai has been effective in mitigating the strain on our deliveries in markets outside of the United States, and we expect to benefit further from situating additional factories closer to local markets. As we expand our manufacturing operations globally, we will have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, we remain focused on increasing the capability and efficiency of our servicing operations.

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, but such production is also sensitive to global component constraints. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. For Powerwall, better availability and growing grid stability concerns drive higher customer interest, and we are emphasizing cross-selling with our residential solar energy products. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to improve our installation capabilities for Solar Roof by on-boarding and training a large number of installers and reducing the installation time dramatically. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and hire additional personnel, particularly skilled electricians, to support the ramp of Solar Roof.

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products in the new Model S and Model X, Model Y and Solar Roof, constructing or ramping manufacturing facilities on three continents and piloting the development and manufacture of new battery cell technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development and all other continuing infrastructure growth, we currently expect our capital expenditures to be $4.50 to $6.00 billion in 2021 and each of the next two fiscal years. Given the breadth of our various planned projects in 2021, as we make progress on such projects we expect that our actual spend will be on the higher end of this range in 2021.

Our business has recently been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also facilitating positive cash generation. On the other hand, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects. Moreover, as our stock price has significantly increased, we have seen higher levels of early conversions of “in-the-money” convertible senior notes, which obligates us to deliver cash and or shares pursuant to the terms of those notes. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.

Operating Expense Trends

As long as we see expanding sales, and excluding the potential impact of non-cash stock compensation expense attributable to the 2018 CEO Performance Award and impairment charges on certain assets as explained below, we generally expect operating expenses relative to revenues to decrease as we continue to increase operational efficiency and process automation.

In March 2018, our stockholders approved a performance-based stock option award to our CEO (the “2018 CEO Performance Award”), consisting of 12 vesting tranches contingent on the achievement of specified market capitalization and operational milestones. We incur non-cash stock-based compensation expense for each tranche only after the related operational milestone initially becomes probable of being achieved based on a subjective assessment of our future financial performance, and if this happens following the grant date, we record at such time a cumulative catch-up expense that may be significant based on the length of time elapsed from the grant date. Moreover, the remaining expense for that tranche is ratably recorded over the period remaining until the later of (i) the expected achievement of the relevant operational milestone (if it has not yet been achieved) and (ii) the expected achievement of the related market capitalization milestone (if it had not yet been achieved). Upon the achievement of both milestones related to a tranche, all remaining associated expense is recognized immediately. Because the market capitalization milestone achievements were generally expected to occur later than the related expected operational milestone achievements, the achievement of the former earlier than expected may increase the magnitude of any catch-up expense and/or accelerate the rate at which the remaining expense is recognized. Since 2020, several operational milestones have become probable and/or have been achieved and all market capitalization milestones have been achieved, resulting in the recognition or acceleration of related expense earlier than anticipated and within a relatively short period of time. See Note 11, Equity Incentive Plans—2018 CEO Performance Award, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the stock-based compensation relating to the 2018 CEO Performance Award.

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin and accepted bitcoin as a form of payment for sales of certain of our products in specified regions, subject to applicable laws, and suspended this practice in May 2021. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale. For any digital assets held now or in the future, these charges may negatively impact our profitability in the periods in which such impairments occur even if the overall market values of these assets increase. For example, in the six month period ended June 30, 2021, we recorded approximately $50 million of impairment losses resulting from changes to the carrying value of our bitcoin and gains of $128 million on certain sales of bitcoin by us.

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

Results of Operations

Effects of COVID-19

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chain issues, such as a shortfall of semiconductor supply.

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

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Automotive sales	$9,874	$4,911	$4,963	101%	$18,579	$9,804	$8,775	90%
Automotive leasing	332	268	64	24%	629	507	122	24%
Total automotive revenues	10,206	5,179	5,027	97%	19,208	10,311	8,897	86%
Services and other	951	487	464	95%	1,844	1,047	797	76%
Total automotive & services and other segment revenue	11,157	5,666	5,491	97%	21,052	11,358	9,694	85%
Energy generation and storage segment revenue	801	370	431	116%	1,295	663	632	95%
Total revenues	$11,958	$6,036	$5,922	98%	$22,347	$12,021	$10,326	86%

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

Automotive sales revenue increased $4.96 billion, or 101%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an increase of 107,272 Model 3 and Model Y cash deliveries and an increase in the average selling price of Model 3 in the three months ended June 30, 2021 compared to the same period in the prior year. These increases were partially offset by a decrease from 7,532 fewer Model S and Model X cash deliveries in the three months ended June 30, 2021 compared to the prior period as we started delivering the new Model S as well as reductions in the average selling price of Model Y due to the regional sales mix compared to the prior period. There was also a decrease of $74 million from sales of regulatory credits to $354 million in the three months ended June 30, 2021.

Automotive sales revenue increased $8.78 billion, or 90%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to an increase of 203,736 Model 3 and Model Y cash deliveries year over year from production ramping at both Gigafactory Shanghai and the Fremont Factory. There was also an increase of $90 million from additional sales of regulatory credits to $872 million in the six months ended June 30, 2021. The increases in automotive sales revenue were partially offset by a decrease from 15,912 fewer Model S and Model X cash deliveries in the six months ended June 30, 2021 compared to the prior period as we started delivering the new Model S as well as reductions in the average selling price of Model Y due to the regional sales mix compared to the prior period.

Automotive leasing revenue increased $64 million, or 24%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Automotive leasing revenue increased $122 million, or 24%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These increases were primarily due to an increase in cumulative vehicles under our direct operating lease program and the introduction of direct sales-type leasing programs which we began offering in volume during the third quarter of 2020 where we recognize all revenue associated with the sales-type lease upon delivery to the customer. These increases were partially offset by the decreases in automotive leasing revenue associated with our resale value guarantee leasing programs accounted for as operating leases as those portfolios have declined.

Services and other revenue increased $464 million, or 95%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Services and other revenue increased $797 million, or 76%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These increases were primarily due to an increase in used vehicle revenue driven by an increase in trade-ins, non-warranty maintenance services revenue as our fleet continues to grow and retail merchandise revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, services related to such products and sales of solar energy systems incentives.

Energy generation and storage revenue increased by $431 million, or 116%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Energy generation and storage revenue increased by $632 million, or 95%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These increases were primarily due to increases in deployments of solar cash and loan jobs, Megapack and Powerwall, partially offset by reduced average selling prices on our solar cash and loan jobs as a result of our low cost solar strategy introduced mid-2020.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Cost of revenues
Automotive sales	$7,119	$3,714	$3,405	92%	$13,576	$7,413	$6,163	83%
Automotive leasing	188	148	40	27%	348	270	78	29%
Total automotive cost of revenues	7,307	3,862	3,445	89%	13,924	7,683	6,241	81%
Services and other	986	558	428	77%	1,948	1,206	742	62%
Total automotive & services and other segment cost of revenues	8,293	4,420	3,873	88%	15,872	8,889	6,983	79%
Energy generation and storage segment	781	349	432	124%	1,376	631	745	118%
Total cost of revenues	$9,074	$4,769	$4,305	90%	$17,248	$9,520	$7,728	81%
Gross profit total automotive	$2,899	$1,317			$5,284	$2,628
Gross margin total automotive	28%	25%			28%	25%
Gross profit total automotive & services and other segment	$2,864	$1,246			$5,180	$2,469
Gross margin total automotive & services and other segment	26%	22%			25%	22%
Gross profit energy generation and storage segment	$20	$21			$(81)	$32
Gross margin energy generation and storage segment	2%	6%			-6%	5%
Total gross profit	$2,884	$1,267			$5,099	$2,501
Total gross margin	24%	21%			23%	21%

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

Cost of automotive sales revenue increased $3.41 billion, or 92%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an increase of 107,272 Model 3 and Model Y cash deliveries and higher outbound freight and duties in China as Model 3 vehicles manufactured in Gigafactory Shanghai were exported to other regions offset by a decrease in combined average Model 3 and Model Y costs per unit due to lower material, manufacturing, inbound freight and duty costs from localized procurement and manufacturing in China. There was also reductions in Model Y average costs per unit as compared to the prior period due to temporary under-utilization of manufacturing capacity at lower production volumes during our production ramp in the first half of 2020, in addition to idle capacity charges of $189 million due to the temporary suspension of production at the Fremont Factory and Gigafactory Nevada during the three months ended June 30, 2020. Additionally, there was a decrease of 7,532 Model S and Model X cash deliveries in the three months ended June 30, 2021 compared to the prior period as we started delivering the new Model S.

Cost of automotive sales revenue increased $6.16 billion, or 83%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to an increase of 203,736 Model 3 and Model Y cash deliveries and higher outbound freight and duties in China as Model 3 vehicles manufactured in Gigafactory Shanghai were exported to other regions offset by a decrease in combined average Model 3 and Model Y costs per unit due to lower material, manufacturing, inbound freight and duty costs from localized procurement and manufacturing in China. There were also reductions in Model Y average costs per unit as compared to the prior period due to temporary under-utilization of manufacturing capacity at lower production volumes during our production ramp in the first half of 2020, in addition to idle capacity charges of $213 million due to the temporary suspension of production at the Fremont Factory and Gigafactory Nevada during the six months ended June 30, 2020. Additionally, there was a decrease of 15,912 Model S and Model X cash deliveries in the six months ended June 30, 2021 compared to the prior period as we started delivering the new Model S.

Cost of automotive leasing revenue increased $40 million, or 27%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Cost of automotive leasing revenue increased $78 million, or 29%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These increases were primarily due to an increase in cumulative vehicles under our direct operating lease program and the introduction of direct sales-type leasing programs which we began offering in volume during the third quarter of 2020 where we recognize all cost of revenue associated with the sales-type lease upon delivery to the customer. These increases were also partially offset by the decreases in cost of automotive lease revenue associated with our resale value guarantee leasing programs which are accounted for as operating leases as those portfolios have declined.

Cost of services and other revenue increased $428 million, or 77%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Cost of services and other revenue increased $742 million, or 62%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These increases were primarily due to increases in used vehicle cost of revenue driven by an increase in trade-ins, costs to support our increase in non-warranty maintenance services revenue and costs of retail merchandise as our sales have increased.

Gross margin for total automotive increased from 25% to 28% in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. There were increases from improvements of Model 3 and Model Y gross margins primarily from lower material, manufacturing, inbound freight and duty costs from localized procurement and manufacturing in China offset by higher outbound freight and duties in China as Model 3 vehicles manufactured in Gigafactory Shanghai were exported to other regions. There were also reductions in Model Y average costs per unit as compared to the prior period due to temporary under-utilization of manufacturing capacity at lower production volumes during our production ramp in the first half of 2020, in addition to idle capacity charges of $189 million and $213 million in cost of automotive sales revenue due to the temporary suspension of production at the Fremont Factory and Gigafactory Nevada during the three and six months ended June 30, 2020, respectively. These increases were partially offset by reductions in the average selling price of Model Y due to the regional sales mix compared to the prior period, in addition to impacts from sales of regulatory credits as discussed earlier.

Gross margin for total automotive & services and other segment increased from 22% to 26% in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Gross margin for total automotive & services and other segment increased from 22% to 25% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These increases were primarily due to the automotive gross margin impacts discussed above and an improvement in our services and other gross margin. Additionally, there was a lower proportion of services and other, which operated at a lower gross margin than our automotive business, within the segment in the three and six months ended June 30, 2021 as compared to the prior period.

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

Cost of energy generation and storage revenue increased by $432 million, or 124%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Cost of energy generation and storage revenue increased by $745 million, or 118%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These increases were primarily due to increases in deployments of solar cash and loan jobs, Solar Roof, Megapack and Powerwall and increased service maintenance costs on solar energy systems where we are the lessor, partially offset by reductions in average costs per unit of Solar Roof and solar cash and loan jobs as deployments increased. Although our average costs per unit of Solar Roof improved compared to the prior period, they still remain significant and contribute disproportionately to our cost of energy generation and storage revenue.

Gross margin for energy generation and storage decreased from 6% to 2% in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Gross margin for energy generation and storage decreased from 5% to -6% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These decreases were primarily due to a higher proportion of Solar Roof in our overall energy business which operated at lower gross margins as a result of temporary manufacturing underutilization during product ramp, increased service maintenance costs on solar energy systems where we are the lessor and lower gross margins in our energy storage business as we are ramping Megapack.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Research and development	$576	$279	$297	106%	$1,242	$603	$639	106%
As a percentage of revenues	5%	5%			6%	5%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $297 million, or 106%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $135 million increase in employee and labor related expenses due to an increase in headcount and increased payroll taxes related to appreciation of our stock price, a $76 million increase in R&D expensed materials, a $52 million increase in facilities, outside services, freight and depreciation expenses and a $31 million increase in stock-based compensation expense. These increases were to support our expanding product roadmap such as the new versions of Model S and Model X and technologies including our proprietary battery cells.

R&D expenses as a percentage of revenue stayed consistent at 5% in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The is primarily due to the increase in total revenues from expanding sales.

R&D expenses increased $639 million, or 106%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $282 million increase in employee and labor related expenses due to an increase in headcount and increased payroll taxes related to appreciation of our stock price, a $177 million increase in R&D expensed materials, a $91 million increase in stock-based compensation expense and an $88 million increase in facilities, outside services, freight and depreciation expense. These increases were to support our expanding product roadmap such as the new versions of Model S and Model X and technologies including our proprietary battery cells.

R&D expenses as a percentage of revenue increased from 5% to 6% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is primarily due to the increase in our R&D expenses as detailed above, partially offset by an increase in total revenues from expanding sales.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative	$973	$661	$312	47%	$2,029	$1,288	$741	58%
As a percentage of revenues	8%	11%			9%	11%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $312 million, or 47%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase is primarily due to an increase of $186 million in employee and labor related expenses from increased headcount and increased payroll taxes related to appreciation of our stock price, an $86 million increase in office, information technology, facilities-related expenses, sales and marketing activities and other costs. There was also an increase of $40 million in stock-based compensation expense, of which $9 million was attributable to the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

SG&A expenses as a percentage of revenue decreased from 11% to 8% in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was driven by the increase in total revenue from expanding sales, despite an increase in our SG&A expenses as detailed above.

SG&A expenses increased $741 million, or 58%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is primarily due to an increase of $313 million in stock-based compensation expense, of which $242 million was attributable to the 2018 CEO Performance Award. The increase in expense under the 2018 CEO Performance Award was primarily due to an increase in catch-up expense of $160 million recognized in the six months ended June 30, 2021, when the operational milestone of annualized revenue of $55.0 billion and Adjusted EBITDA of $10.0 billion became probable of being achieved as compared to the six months ended June 30, 2020. An additional $82 million was recognized in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, due to operational milestones being achieved earlier as well as the market capitalization milestones being achieved earlier than originally forecasted (see Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Additionally, there was an increase of $311 million in employee and labor related expenses from increased headcount and increased payroll taxes related to appreciation of our stock price, a $117 million increase in office, information technology, facilities-related expenses, sales and marketing activities and other costs.

SG&A expenses as a percentage of revenue decreased from 11% to 9% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was driven by the increase in total revenue from expanding sales, despite an increase in our SG&A expenses as detailed above.

Restructuring and Other Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Restructuring and other	$23	$—	$23	Not meaningful	$(78)	$—	$(78)	Not meaningful
As a percentage of revenues	0%	0%			0%	0%

During the six months ended June 30, 2021 we realized gains of $128 million through sales of bitcoin. Also, during the three and six months ended June 30, 2021, we recorded $23 million and $50 million, respectively, of impairment losses on bitcoin. See Note 2, Summary of Significant Accounting Policies, and Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Interest expense	$(75)	$(170)	$95	-56%	$(174)	$(339)	$165	-49%
As a percentage of revenues	1%	3%			1%	3%

Interest expense decreased by $95 million, or 56%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Interest expense decreased by $165 million, or 49%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These decreases were primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2021, whereby we have de-recognized the remaining debt discounts on the 2022 Notes and 2024 Notes and therefore no longer recognize any amortization of debt discounts as interest expense, as well as the continued reduction in our overall debt balance. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Other income (expense), net	$45	$(15)	$60	-400%	$73	$(69)	$142	-206%
As a percentage of revenues	0%	0%			0%	1%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, changed favorably by $60 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to favorable fluctuations in foreign currency exchange rates.

Other income (expense), net, changed favorably by $142 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to favorable fluctuations in foreign currency exchange rates and a $53 million favorable change in the mark-to-market remeasurement of our interest rate swaps.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Provision for income taxes	$115	$21	$94	448%	$184	$23	$161	700%
Effective tax rate	9%	14%			10%	10%

Our provision for income taxes is $115 million with pre-tax income of $1.29 billion, resulting in quarterly effective tax rate of 9% for the three months ended June 30, 2021. The provision for income taxes increased by $94 million, compared to $21 million provision for income taxes with pre-tax income of $150 million, resulting in quarterly effective tax rate of 14% for the three months ended June 30, 2020. The increase in income taxes was primarily due to the substantial increase in pre-tax income, combined with changes in forecasted annual tax rate with mix of jurisdictional earnings.

Our provision for income taxes is $184 million with pre-tax income of $1.83 billion, resulting in year-to-date effective tax rate of 10% for the six months ended June 30, 2021. The provision for income taxes increased by $161 million, compared to $23 million provision for income taxes with pre-tax income of $220 million, resulting year to date effective tax rate of 10% for the six months ended June 30, 2020. The increase in income taxes was primarily due to the substantial increase in pre-tax income, combined with changes in forecasted annual tax rate with mix of jurisdictional earnings.

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$36	$25	$11	44%	$62	$77	$(15)	-19%

Our net income attributable to noncontrolling interests and redeemable noncontrolling interests was related to financing fund arrangements.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased by $11 million, or 44%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The change was primarily due to lower activities from new financing fund arrangements.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $15 million, or 19%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The change was primarily due to a decrease in distributions to financing fund investors offset by lower activities from new financing fund arrangements.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 30, 2021, including to pay down near-term debt obligations, as well as in the long-term.

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

As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Risks—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to be $4.50 to $6.00 billion in 2021 and in each of the next two fiscal years. Given the breadth of our various planned projects in 2021, as we make progress on such projects we expect that our actual spend will be on the higher end of this range in 2021. In connection with our operations at Gigafactory New York, we have an agreement to spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021 subject only to memorialization in writing by us and the SUNY Foundation). We also have an operating lease arrangement with the local government of Shanghai pursuant to which we are required to spend RMB 14.08 billion in capital expenditures at Gigafactory Shanghai by the end of 2023. For details regarding these obligations, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of June 30, 2021, we and our subsidiaries had outstanding $8.03 billion in aggregate principal amount of indebtedness, of which $1.09 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities, proceeds from financing funds and proceeds from equity offerings.

As of June 30, 2021, we had $16.23 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $4.87 billion and consisted primarily of Chinese yuan, euros and Canadian dollars. In addition, we had $1.58 billion of unused committed amounts under our credit facilities and financing funds as of June 30, 2021. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts, our interests in financing funds or various other assets; and contributing or selling qualified solar energy systems and the associated customer contracts or qualified leased vehicles and our interests in those leases into the financing funds). For details regarding our indebtedness and financing funds, refer to Note 10, Debt, and Note 13, Variable Interest Entity Arrangements to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin. In addition, during the three months ended March 31, 2021, we accepted bitcoin as a form of payment for sales of certain of our products in specified regions, subject to applicable laws, and suspended this practice in May 2021. We may in the future restart the practice of transacting in digital assets for our products and services. The fair market value of our bitcoin holdings as of June 30, 2021 was $1.47 billion. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. However, digital assets may be subject to volatile market prices, which may be unfavorable at the times when we may want or need to liquidate them.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$3,765	$524
Net cash used in investing activities	$(4,097)	$(1,046)
Net cash (used in) provided by financing activities	$(2,565)	$2,831

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

Net cash provided by operating activities increased by $3.24 billion to $3.77 billion during the six months ended June 30, 2021 from $524 million during the six months ended June 30, 2020. This increase was primarily due to the increase in net income excluding non-cash expenses and gains of $1.88 billion and the overall decrease in net operating assets and liabilities of $1.36 billion. The decrease in our net operating assets and liabilities was mainly driven by an increase in accounts payable and accrued liabilities in the six months ended June 30, 2021 as compared to a decrease in the six months ended June 30, 2020 from ramp up in production at Gigafactory Shanghai and the Fremont Factory. The decrease in our net operating assets and liabilities was partially offset by a larger increase in operating lease vehicles as Model Y direct leasing was introduced in the third quarter of 2020.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $2.85 billion for the six months ended June 30, 2021, mainly for construction of Gigafactory Texas and Gigafactory Berlin and expansion of Gigafactory Shanghai and $1.00 billion for the six months ended June 30, 2020, mainly for Model Y production at the Fremont Factory and construction of Gigafactory Shanghai and Gigafactory Berlin. Additionally, net cash activities related to digital assets were $1.23 billion in the six months ended June 30, 2021 from purchases of digital assets for $1.50 billion and proceeds from sales of digital assets of $272 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021 was $2.57 billion, which consisted primarily of $1.95 billion of cash repayments upon conversions of our convertible senior notes, $614 million of repayments under our Fixed Asset Facility, $294 million of repayments under our 2016 Warehouse Agreement, $151 million repayment of Solar Term Loan upon maturity and $196 million principal repayments of our finance leases. These cash outflows were partially offset by $623 million of net borrowings from the Automotive Asset-backed Notes and $253 million of proceeds from exercise of stock options and other stock issuances. See Note 10, Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

Net cash provided by financing activities during the six months ended June 30, 2020 was $2.83 billion, which consisted primarily of $2.31 billion from our February 2020 public offering of common stock, net of issuance costs, $724 million of net borrowings under loan agreements entered into by certain Chinese subsidiaries (the "China Loan Agreements"), $514 million of net borrowings under our vehicle lease-backed loan and security agreements (the “Warehouse Agreements”), and $217 million of proceeds from exercise of stock options and other stock issuances. These cash inflows were partially offset by $254 million of payments of the Automotive Asset-backed Notes, $177 million of payments under the senior secured asset-based revolving credit agreement (the “Credit Agreement”), collateralized lease repayments of $168 million, and $154 million principal repayments of our finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar (primarily the Chinese yuan, euro, Canadian dollar and Australian dollar in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates affect our revenue and other operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.

We have also experienced, and will continue to experience, fluctuations in our net income (loss) as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances). For the six months ended June 30, 2021, we recognized a net foreign currency gain of $51 million in Other income (expense), net, with our largest re-measurement exposures from the U.S. dollar, Canadian dollar and Chinese yuan as our subsidiaries’ monetary assets and liabilities are denominated in various local currencies. For the six months ended June 30, 2020, we recognized a net foreign currency loss of $38 million in Other income (expense), net, with our largest re-measurement exposures from the U.S. dollar, South Korean won and Mexican peso.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income (loss) before income taxes. These changes would have resulted in a loss of $128 million at June 30, 2021 and $8 million at December 31, 2020 assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense for the six months ended June 30, 2021 and 2020 by $1 million and $3 million, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, each of the matters below is being disclosed pursuant to Item 103 of Regulation S-K because it relates to environmental regulations and aggregate civil penalties that we currently believe could potentially exceed $1 million. We believe that any proceeding that is material to our business or financial condition is likely to have potential penalties far in excess of such amount.

In May 2021, Tesla entered into a settlement agreement with The Bay Area Air Quality Management District with respect to past notices of violation relating to alleged air permitting and related compliance issues for the Fremont Factory, certain of which we had disputed. Tesla agreed to pay $1 million consisting of a cash amount and the implementation of a supplemental environmental project. The settlement agreement did not contain any admission of wrongdoing.

The German Umweltbundesamt has issued our subsidiary in Germany a notice and fine in the amount of 12 million euro alleging its non-compliance under applicable laws relating to market participation notifications and take-back obligations with respect to end-of-life battery products required thereunder. In response to Tesla’s objection, the German Umweltbundesamt issued Tesla a revised fine notice dated April 29, 2021 in which it reduced the original fine amount to 1.45 million euro. This is primarily relating to administrative requirements, but Tesla has continued to take back battery packs, and although we cannot predict the outcome of this matter, including the final amount of any penalties, we filed a new objection in June 2021 and it is not expected to have a material adverse impact on our business.

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

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Government regulations and shifting social behaviors have limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. In some cases, the relaxation of such trends has been followed by actual or contemplated returns to stringent restrictions on gatherings or commerce, including in parts of the U.S., and the rest of the world.

During 2020, we temporarily suspended operations at each of our manufacturing facilities worldwide, and certain of our suppliers also shut down operations temporarily or permanently, including during the recently re-imposed lockdowns in certain parts of the world. We instituted temporary employee furloughs and compensation reductions while our U.S. operations were scaled back. Temporary impediments to administrative activities supporting our operations also hampered our product deliveries and deployments.

Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of semiconductors, which has caused challenges in our supply chain and production. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. The contingencies inherent in the construction of, and ramp at, new facilities such as Gigafactory Shanghai, Gigafactory Berlin and Gigafactory Texas may be exacerbated by these challenges.

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

We have previously experienced and may in the future experience launch and production ramp delays for new products and features. For example, we encountered unanticipated supplier issues that led to delays during the initial ramp of our first Model X and experienced challenges with a supplier and with ramping full automation for certain of our initial Model 3 manufacturing processes. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products. There is no guarantee that we will be able to successfully and timely introduce and scale such processes or features.

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

Moreover, because of our unique expertise with our vehicles, we recommend that our vehicles be serviced by us or by certain authorized professionals. If we experience delays in adding such servicing capacity or servicing our vehicles efficiently, or experience unforeseen issues with the reliability of our vehicles, particularly higher-volume and relatively newer additions to our fleet such as Model 3 and Model Y, it could overburden our servicing capabilities and parts inventory. Similarly, the increasing number of Tesla vehicles also requires us to continue to rapidly increase the number of our Supercharger stations and connectors throughout the world.

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

Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers. This exposes us to multiple potential sources of component shortages, such as those that we experienced in 2012 and 2016 with our initial Model S and Model X ramps. Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters such as the March 2011 earthquakes in Japan, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. We have used alternative parts and programmed software to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion. Moreover, significant increases in our production, such as for Model 3 and Model Y, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited vehicle manufacturing experience outside of the Fremont Factory and we may experience issues increasing the level of localized procurement at our Gigafactory Shanghai and at future factories such as Gigafactory Berlin and Gigafactory Texas. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

Employees may leave Tesla or choose other employers over Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience, or any negative publicity related to us. In regions where we have or will have operations, particularly significant engineering and manufacturing centers, there is strong competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, engineering and electrical and building construction expertise. Moreover, we may be impacted by perceptions relating to reductions in force that we have conducted in the past in order to optimize our organizational structure and reduce costs and the departure of certain senior personnel for various reasons. Likewise, as a result of our temporary suspension of various U.S. manufacturing operations in the first half of 2020, in April 2020 we temporarily furloughed certain hourly employees and reduced most salaried employees’ base salaries. We also compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities.

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

It is not uncommon for employees of certain trades at companies such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. From time to time, labor unions have engaged in campaigns to organize certain of our operations, as part of which such unions have filed unfair labor practice charges against us with the National Labor Relations Board (the "NLRB"), and they may do so in the future. In September 2019, an administrative law judge issued a recommended decision for Tesla on certain issues and against us on certain others. In March 2021, the NLRB adopted a portion of the recommendation and overturned others. Tesla appealed the decision to the United States Circuit Court for the Fifth Circuit, which is currently pending. Any unfavorable ultimate outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as suppliers and trucking and freight companies. Any work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and may harm our business and operating results.

We may choose to or be compelled to undertake product recalls or take other similar actions.

As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from, for example, industry-wide issues with airbags from a particular supplier, concerns of corrosion in Model S and Model X power steering assist motor bolts, certain suspension failures in Model S and Model X, issues with Model S and Model X media control units and improper torqueing of bolts to internal specifications on Model 3 and Model Y. In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that shows the actual safety risk to be non-existent. In the future, we may voluntarily or involuntarily initiate recalls if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.

Our current and future warranty reserves may be insufficient to cover future warranty claims.

We provide a manufacturer’s warranty on all new and used Tesla vehicles we sell. We also provide certain warranties with respect to the energy generation and storage systems we sell, including on their installation and maintenance. For components not manufactured by us, we generally pass through to our customers the applicable manufacturers’ warranties, but may retain some warranty responsibilities for some or all of the life of such components. As part of our energy generation and storage system contracts, we may provide the customer with performance guarantees that guarantee that the underlying system will meet or exceed the minimum energy generation or other energy performance requirements specified in the contract. Under these performance guarantees, we generally bear the risk of electricity production or other performance shortfalls, even if they result from failures in components from third party manufacturers. These risks are exacerbated in the event such manufacturers cease operations or fail to honor their warranties.

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

As of June 30, 2021, we and our subsidiaries had outstanding $8.03 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Holders of convertible senior notes issued by us or our subsidiary may convert such notes at their option prior to the scheduled maturities of the respective convertible senior notes under certain circumstances pursuant to the terms of such notes. Upon conversion of the applicable convertible senior notes, we will be obligated to deliver cash and/or shares pursuant to the terms of such notes. For example, as our stock price has significantly increased, we have seen higher levels of early conversions of such “in-the-money” convertible senior notes. Moreover, holders of such convertible senior notes may have the right to require us to repurchase their notes upon the occurrence of a fundamental change pursuant to the terms of such notes.

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

In January 2021, we updated our investment policy to provide us with more flexibility to further diversify and maximize returns on our cash that is not required to maintain adequate operating liquidity, allowing us to invest a portion of such cash in certain alternative reserve assets including digital assets, gold bullion, gold exchange-traded funds and other assets as specified in the future. Thereafter, we invested certain of such cash in bitcoin and also accepted bitcoin as a form of payment for sales of certain of our products in specified regions, subject to applicable laws, and suspended this practice in May 2021. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and on our view of market and environmental conditions.

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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar, currently primarily the Chinese yuan, euro, Canadian dollar and Australian dollar. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Chinese yuan and Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results may be harmed.

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

In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our costs and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, sometimes without warning. For example, the U.S. federal government currently offers certain tax credits for the installation of solar power facilities and energy storage systems that are charged from a co-sited solar power facility; however, these tax credits are currently scheduled to decline and/or expire in 2023 and beyond. Likewise, in jurisdictions where net metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. The benefit available under net metering has been or has been proposed to be reduced, altered or eliminated in several jurisdictions, and has also been contested and may continue to be contested before the Federal Energy Regulatory Commission. Any reductions or terminations of such incentives may harm our business, prospects, financial condition and operating results by making our products less competitive for customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets.

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

Any failure by us or our vendor or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the General Data Protection Regulation applies to the processing of personal information collected from individuals located in the European Union, and has created new compliance obligations and significantly increased fines for noncompliance. Similarly, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents. Finally, new privacy and cybersecurity laws are coming into effect in China. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems may result in fines, penalties and damages and harm our brand, prospects and operating results.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $900.40 per share and a low of $200.75 per share, as adjusted to give effect to the Stock Split. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the offering of 2.00% Convertible Senior Notes due 2024 in May 2019, we sold warrants to each of Société Générale, Wells Fargo Bank, National Association, Goldman, Sachs & Co. LLC and Credit Suisse Capital LLC (the “2019 Warrantholders”). On April 29, 2021, we agreed with the 2019 Warrantholders to partially terminate such warrants, and in connection with such partial termination, we issued an aggregate of 9,194,158 shares of our common stock to the 2019 Warrantholders. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

In connection with the offering of 1.25% Convertible Senior Notes due 2021 in March and April 2014, we sold warrants to each of Goldman, Sachs & Co., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. (the “2014 Warrantholders”). Between June 1, 2021 and June 30, 2021, we issued an aggregate of 7,854,065 shares of our common stock to the 2014 Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of June 8, 2021, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: July 27, 2021	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)