Form 10-Q
period 2021-09-30
Tesla, Inc.
filed 2021-10-25
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 21, 2021, there were 1,004,264,852 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$16,065	$19,384
Short-term marketable securities	30	—
Accounts receivable, net	1,962	1,886
Inventory	5,199	4,101
Prepaid expenses and other current assets	1,746	1,346
Total current assets	25,002	26,717
Operating lease vehicles, net	4,167	3,091
Solar energy systems, net	5,821	5,979
Property, plant and equipment, net	17,298	12,747
Operating lease right-of-use assets	1,962	1,558
Digital assets, net	1,260	—
Intangible assets, net	269	313
Goodwill	201	207
Other non-current assets	1,854	1,536
Total assets	$57,834	$52,148
Liabilities
Current liabilities
Accounts payable	$8,260	$6,051
Accrued liabilities and other	5,443	3,855
Deferred revenue	1,801	1,458
Customer deposits	831	752
Current portion of debt and finance leases	1,716	2,132
Total current liabilities	18,051	14,248
Debt and finance leases, net of current portion	6,438	9,556
Deferred revenue, net of current portion	1,365	1,284
Other long-term liabilities	3,486	3,330
Total liabilities	29,340	28,418
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	605	604
Convertible senior notes (Note 10)	—	51
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000 shares authorized; 1,004 shares and 960 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	28,922	27,260
Accumulated other comprehensive income	120	363
Accumulated deficit	(1,990)	(5,399)
Total stockholders' equity	27,053	22,225
Noncontrolling interests in subsidiaries	836	850
Total liabilities and equity	$57,834	$52,148

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Automotive sales	$11,672	$7,346	$30,251	$17,150
Automotive leasing	385	265	1,014	772
Total automotive revenues	12,057	7,611	31,265	17,922
Energy generation and storage	806	579	2,101	1,242
Services and other	894	581	2,738	1,628
Total revenues	13,757	8,771	36,104	20,792
Cost of revenues
Automotive sales	8,150	5,361	21,726	12,774
Automotive leasing	234	145	582	415
Total automotive cost of revenues	8,384	5,506	22,308	13,189
Energy generation and storage	803	558	2,179	1,189
Services and other	910	644	2,858	1,850
Total cost of revenues	10,097	6,708	27,345	16,228
Gross profit	3,660	2,063	8,759	4,564
Operating expenses
Research and development	611	366	1,853	969
Selling, general and administrative	994	888	3,023	2,176
Restructuring and other	51	—	(27)	—
Total operating expenses	1,656	1,254	4,849	3,145
Income from operations	2,004	809	3,910	1,419
Interest income	10	6	31	24
Interest expense	(126)	(163)	(300)	(502)
Other (expense) income, net	(6)	(97)	67	(166)
Income before income taxes	1,882	555	3,708	775
Provision for income taxes	223	186	407	209
Net income	1,659	369	3,301	566
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	41	38	103	115
Net income attributable to common stockholders	$1,618	$331	$3,198	$451

Less: Buy-out of noncontrolling interest	—	31	—	31
Net income used in computing net income per share of common stock	$1,618	$300	$3,198	$420
Net income per share of common stock attributable to common stockholders
Basic	$1.62	$0.32	$3.27	$0.45
Diluted	$1.44	$0.27	$2.84	$0.40
Weighted average shares used in computing net income per share of common stock
Basic	998	937	977	927
Diluted	1,123	1,105	1,130	1,059

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,659	$369	$3,301	$566
Other comprehensive income (loss):
Foreign currency translation adjustment	(86)	165	(243)	161
Comprehensive income	1,573	534	3,058	727
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	41	38	103	115
Comprehensive income attributable to common stockholders	$1,532	$496	$2,955	$612

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended September 30, 2020	Interests	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Subsidiaries	Equity
Balance as of June 30, 2020	$613	932	$1	$15,894	$(6,000)	$(40)	$9,855	$869	$10,724
Reclassification between equity and mezzanine equity for convertible senior notes	—	—	0	(4)	—	—	(4)	—	(4)
Exercises of conversion feature of convertible senior notes	—	1	0	32	—	—	32	—	32
Issuance of common stock for equity incentive awards	—	4	0	144	—	—	144	—	144
Issuance of common stock through at-the-market offering program, net of issuance cost of $26	—	11	0	4,973	—	—	4,973	—	4,973
Stock-based compensation	—	—	0	566	—	—	566	—	566
Contributions from noncontrolling interests	4	—	0	—	—	—	—	—	—
Distributions to noncontrolling interests	(25)	—	0	—	—	—	—	(30)	(30)
Buy-out of noncontrolling interests	—	—	0	(31)	—	—	(31)	—	(31)
Net income	16	—	0	—	331	—	331	22	353
Other comprehensive income	—	—		—	—	165	165	—	165
Balance as of September 30, 2020	$608	948	$1	$21,574	$(5,669)	$125	$16,031	$861	$16,892

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Nine Months Ended September 30, 2020	Interests	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Subsidiaries	Equity
Balance as of December 31, 2019	$643	905	$1	$12,736	$(6,083)	$(36)	$6,618	$849	$7,467
Adjustments for prior periods from adopting ASU 2016-13	—	—	—	—	(37)	—	(37)	—	(37)
Reclassification between equity and mezzanine equity for convertible senior notes	—	—	—	(48)	—	—	(48)	—	(48)
Exercises of conversion feature of convertible senior notes	—	2	0	97	—	—	97	—	97
Issuance of common stock for equity incentive awards	—	15	0	361	—	—	361	—	361
Issuance of common stock in Feb 2020 public offering, net of issuance costs of $28	—	15	0	2,309	—	—	2,309	—	2,309
Issuance of common stock through at-the-market offering program, net of issuance cost of $26	—	11	0	4,973	—	—	4,973	—	4,973
Stock-based compensation	—	—	—	1,177	—	—	1,177	—	1,177
Contributions from noncontrolling interests	6	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	(52)	—	—	—	—	—	—	(107)	(107)
Buy-out of noncontrolling interests	(2)	—	—	(31)	—	—	(31)	—	(31)
Net income	13	—	—	—	451	—	451	102	553
Other comprehensive income	—	—	—	—	—	161	161	—	161
Balance as of September 30, 2020	$608	948	$1	$21,574	$(5,669)	$125	$16,031	$861	$16,892

						Accumulated
	Redeemable			Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Three Months Ended September 30, 2021	Interests	Shares	Amount	Capital	Deficit	Income	Equity	Subsidiaries	Equity
Balance as of June 30, 2021	$605	984	$1	$28,205	$(3,608)	$206	$24,804	$841	$25,645
Exercises of conversion feature of convertible senior notes	—	0	0	1	—	—	1	—	1
Settlements of warrants	—	18	0	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	2	0	192	—	—	192	—	192
Stock-based compensation	—	—	—	524	—	—	524	—	524
Distributions to noncontrolling interests	(16)	—	—	—	—	—	—	(30)	(30)
Net income	16	—	—	—	1,618	—	1,618	25	1,643
Other comprehensive loss	—	—	—	—	—	(86)	(86)	—	(86)
Balance as of September 30, 2021	$605	1,004	$1	$28,922	$(1,990)	$120	$27,053	$836	$27,889

							Accumulated
	Redeemable				Additional		Other	Total	Noncontrolling
	Noncontrolling	Common Stock			Paid-In	Accumulated	Comprehensive	Stockholders'	Interests in	Total
Nine Months Ended September 30, 2021	Interests	Shares		Amount	Capital	Deficit	Income	Equity	Subsidiaries	Equity
Balance as of December 31, 2020	$604	960		$1	$27,260	$(5,399)	$363	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	—	(474)	211	—	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	1		0	6	—	—	6	—	6
Settlements of warrants	—	35		0	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	8		0	444	—	—	444	—	444
Stock-based compensation	—	—	—	—	1,686	—	—	1,686	—	1,686
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(42)	—	—	—	—	—	—	—	(76)	(76)
Net income	41	—	—	—	—	3,198	—	3,198	62	3,260
Other comprehensive loss	—	—	—	—	—	—	(243)	(243)	—	(243)
Balance as of September 30, 2021	$605	1,004		$1	$28,922	$(1,990)	$120	$27,053	$836	$27,889

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$3,301	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	2,063	1,704
Stock-based compensation	1,563	1,101
Inventory and purchase commitments write-downs	128	140
Foreign currency transaction net loss	8	144
Non-cash interest and other operating activities	213	327
Digital assets gain, net	(27)	—
Changes in operating assets and liabilities:
Accounts receivable	(148)	(550)
Inventory	(1,175)	(602)
Operating lease vehicles	(1,526)	(640)
Prepaid expenses and other current assets	(287)	(290)
Other non-current assets	(744)	(105)
Accounts payable and accrued liabilities	2,764	765
Deferred revenue	452	118
Customer deposits	80	(15)
Other long-term liabilities	247	261
Net cash provided by operating activities	6,912	2,924
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(4,672)	(2,006)
Purchases of solar energy systems, net of sales	(28)	(62)
Purchases of digital assets	(1,500)	—
Proceeds from sales of digital assets	272	—
Purchases of marketable securities	(30)	—
Receipt of government grants	6	1
Purchase of intangible assets	—	(5)
Business combinations, net of cash acquired	—	(13)
Net cash used in investing activities	(5,952)	(2,085)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings, net of issuance costs	—	7,282
Proceeds from issuances of convertible and other debt	7,633	7,826
Repayments of convertible and other debt	(11,589)	(7,537)
Collateralized lease repayments	(9)	(224)
Proceeds from exercises of stock options and other stock issuances	445	361
Principal payments on finance leases	(311)	(248)
Debt issuance costs	(9)	(6)
Proceeds from investments by noncontrolling interests in subsidiaries	2	23
Distributions paid to noncontrolling interests in subsidiaries	(108)	(163)
Payments for buy-outs of noncontrolling interests in subsidiaries	—	(33)
Net cash (used in) provided by financing activities	(3,946)	7,281
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(221)	100
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,207)	8,220
Cash and cash equivalents and restricted cash, beginning of period	19,901	6,783
Cash and cash equivalents and restricted cash, end of period	$16,694	$15,003
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$2,040	$913
Leased assets obtained in exchange for finance lease liabilities	$355	$116
Leased assets obtained in exchange for operating lease liabilities	$670	$333

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

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of September 30, 2021, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and nine months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Automotive sales without resale value guarantee	$11,230	$6,788	$28,575	$15,578
Automotive sales with resale value guarantee	163	161	525	393
Automotive regulatory credits	279	397	1,151	1,179
Energy generation and storage sales	662	439	1,698	837
Services and other	894	581	2,738	1,628
Total revenues from sales and services	13,228	8,366	34,687	19,615
Automotive leasing	385	265	1,014	772
Energy generation and storage leasing	144	140	403	405
Total revenues	$13,757	$8,771	$36,104	$20,792

Automotive Segment

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606 as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The total sales return reserve on vehicles previously sold under our buyback options program was $526 million and $703 million as of September 30, 2021 and December 31, 2020, respectively, of which $201 million and $202 million was short term, respectively.

Deferred revenue is related to the access to our Supercharger network, internet connectivity, Full Self Driving (“FSD”) features and over-the-air software updates on automotive sales with and without resale value guarantee, which amounted to $2.22 billion and $1.93 billion as of September 30, 2021 and December 31, 2020, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $230 million and $223 million for the nine months ended September 30, 2021 and 2020, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees as of September 30, 2021, we expect to recognize $1.39 billion of revenue in the next 12 months. The remaining balance will be recognized over the performance period which is generally the expected ownership life of the vehicle or the eight-year life of the vehicle.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to zero-emission vehicles, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits at the time control of the regulatory credits is transferred to the purchasing party as automotive sales revenue in the consolidated statements of operations. Deferred revenue related to sales of automotive regulatory credits was $20 million and $21 million as of September 30, 2021 and December 31, 2020, respectively. We expect to recognize the majority of the deferred revenue as of September 30, 2021 in the next 12 months. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was immaterial and $140 million for the nine months ended September 30, 2021 and 2020, respectively.

Automotive Leasing Revenue

Direct Sales-Type Leasing Program

For the three and nine months ended September 30, 2021, we recognized $59 million and $156 million, respectively, of sales-type leasing revenue and $35 million and $97 million, respectively, of sales-type leasing cost of revenue. For the three and nine months ended September 30, 2020, we recognized $59 million and $63 million, respectively, of sales-typing leasing revenue and $41 million and $44 million, respectively, of sales-type leasing cost of revenue.

Net investment in sales-type leases, which is the sum of the present value of the future contractual lease payments, is presented on the consolidated balance sheets as a component of prepaid expenses and other current assets for the current portion and as other non-current assets for the long-term portion. Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	September 30, 2021	December 31, 2020
Gross lease receivables	$221	$102
Unearned interest income	(23)	(11)
Net investment in sales-type leases	$198	$91

Reported as:
Prepaid expenses and other current assets	$38	$17
Other non-current assets	161	74
Net investment in sales-type leases	$198	$91

Energy Generation and Storage Segment

Energy Generation and Storage Sales

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of September 30, 2021 and December 31, 2020, deferred revenue related to such customer payments amounted to $262 million and $187 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $90 million and $31 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $152 million. Of this amount, we expect to recognize $9 million in the next 12 months and the remaining over a period up to 26 years.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2021 and December 31, 2020, the aggregate balances of our gross unrecognized tax benefits were $411 million and $380 million, respectively, of which $359 million and $353 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

The local government of Shanghai granted a beneficial corporate income tax rate of 15% to certain eligible enterprises, compared to the 25% statutory corporate income tax rate in China. Our Gigafactory Shanghai subsidiary was granted this beneficial income tax rate of 15% for 2019 through 2023.

We file income tax returns in the U.S., California and various state and foreign jurisdictions. We are currently under examination by the IRS for the years 2015 to 2018. Additional tax years within the periods 2004 to 2014 and 2019 to 2020 remain subject to examination for federal income tax purposes, and 2004 and subsequent tax years remain subject to examination for California income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and California income tax purposes. Our returns for 2008 and subsequent tax years remain subject to examination in other U.S. state and foreign jurisdictions.

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

On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for diluted net income per share calculation of our convertible debt instruments (see Recent Accounting Pronouncements section below for further details). During the three and nine months ended September 30, 2021, we increased net income attributable to common stockholders by $1 million and $8 million, respectively, to arrive at the numerator used to calculate diluted net income per share, which represents the interest expense recognized on the convertible debt instruments that were subject to this change in methodology.

Prior to the adoption, we applied the treasury stock method when calculating the potential dilutive effect, if any, of the following convertible senior notes which we intended to settle or have settled in cash the principal outstanding. Furthermore, in connection with the offerings of our convertible senior notes, we entered into convertible note hedges and warrants (see Note 10, Debt). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. The strike price on the warrants were below our average share price during the period and were in the money and included in the tables below. Warrants have been included in the weighted-average shares used in computing basic net income per share of common stock in the period(s) they are settled.

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares used in computing net income per share of common stock, basic	998	937	977	927
Add:
Stock-based awards	98	74	101	59
Convertible senior notes (1)	4	52	12	45
Warrants	23	42	40	28
Weighted average shares used in computing net income per share of common stock, diluted	1,123	1,105	1,130	1,059

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based awards	0	1	0	0
Convertible senior notes (1)	0	0	0	1
(1)
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the three and nine months ended September 30, 2021. Certain convertible senior notes were calculated using the treasury stock method for the three and nine months ended September 30, 2020. Refer to discussion above for further details.

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

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$16,065	$19,384	$14,531	$6,268
Restricted cash included in prepaid expenses and other current assets	327	238	174	246
Restricted cash included in other non-current assets	302	279	298	269
Total as presented in the consolidated statements of cash flows	$16,694	$19,901	$15,003	$6,783

Marketable Securities

Marketable securities may be comprised of a combination of U.S government securities and corporate debt securities and are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income which is included within stockholders’ equity. Available-for-sale marketable securities with maturities greater than three months at the date of purchase are included in short-term marketable securities on our consolidated balance sheet. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other income (expense), net.

The cost of available-for-sale marketable securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense), net.

We regularly review all of our marketable securities for declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses, and (iii) the creditworthiness of the respective security issuers.

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

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of September 30, 2021 and December 31, 2020, we had $384 million and $46 million of long-term government rebates receivables in Other non-current assets on our consolidated balance sheets.

MyPower Customer Notes Receivable

As of September 30, 2021 and December 31, 2020, the total outstanding balance of MyPower customer notes receivable, net of allowance for credit losses, was $304 million and $334 million, respectively, of which $11 million and $9 million were due in the next 12 months as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the allowance for credit losses was $45 million. In addition, there were no material non-accrual or past due customer notes receivable as of September 30, 2021 and December 31, 2020.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, restricted cash, accounts receivable, convertible note hedges, and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of September 30, 2021 and December 31, 2020, no entity represented 10% or more of our total accounts receivable balance. The risk of concentration for our convertible note hedges and interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Operating Lease Vehicles

The gross cost of operating lease vehicles as of September 30, 2021 and December 31, 2020 was $4.85 billion and $3.54 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $683 million and $446 million as of September 30, 2021 and December 31, 2020, respectively.

Digital Assets, Net

During the nine months ended September 30, 2021, we purchased an aggregate of $1.50 billion in bitcoin. In addition, during the three months ended March 31, 2021, we accepted bitcoin as a payment for sales of certain of our products in specified regions, subject to applicable laws, and suspended this practice in May 2021. We may in the future restart the practice of transacting in cryptocurrencies ("digital assets") for our products and services. We account for such non-cash consideration at the time we enter into transactions with our customers in accordance with the non-cash consideration guidance included in the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, based on the then current quoted market prices of the digital assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accrued warranty—beginning of period	$1,691	$1,197	$1,468	$1,089
Warranty costs incurred	(140)	(77)	(381)	(220)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(64)	(26)	(22)	6
Provision for warranty	249	175	671	394
Accrued warranty—end of period	$1,736	$1,269	$1,736	$1,269

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

The impact of adoption on our consolidated statements of operations for the three and nine months ended September 30, 2021 was primarily to decrease net interest expense by $5 million and $196 million, respectively, and to decrease depreciation expense by immaterial amounts. This had the effect of increasing our basic and diluted net income per share of common stock attributable to common stockholders by $0.01 for the three months ended September 30, 2021 and by $0.21 and $0.19, respectively, for the nine months ended September 30, 2021. The change in methodology to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders contributed less than $0.01 of the increase by requiring the use of the if-converted method as discussed above for the three and nine months ended September 30, 2021.

Note 3 – Digital Assets, Net

During the nine months ended September 30, 2021, we purchased and received $1.50 billion of bitcoin. During the three and nine months ended September 30, 2021, we recorded $51 million and $101 million, respectively, of impairment losses on such digital assets. We also realized gains of $128 million in March 2021. Such gains are presented net of impairment losses in Restructuring and other in the consolidated statement of operations. As of September 30, 2021, the carrying value of our digital assets held was $1.26 billion, which reflects cumulative impairments of $101 million. The fair market value of such digital assets held as of September 30, 2021 was $1.83 billion.

Note 4 – Intangible Assets

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$299	$(141)	$3	$161	$302	$(111)	$3	$194
Trade names	2	(1)	—	1	3	(1)	—	2
Favorable contracts and leases, net	113	(38)	—	75	113	(32)	—	81
Other	36	(20)	1	17	38	(18)	1	21
Total finite-lived intangible assets	450	(200)	4	254	456	(162)	4	298
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	15	—	—	15	15	—	—	15
Total intangible assets	$465	$(200)	$4	$269	$471	$(162)	$4	$313

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

Three months ending December 31, 2021	$12
2022	49
2023	43
2024	28
2025	28
Thereafter	94
Total	$254

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

	September 30, 2021				December 31, 2020
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents)	$8,586	$8,586	$—	$—	$13,847	$13,847	$—	$—
U.S. government securities (cash and cash equivalents)	100	—	100	—	—	—	—	—
Corporate debt securities (short-term marketable securities)	30	—	30	—	—	—	—	—
Interest rate swap liabilities	32	—	32	—	58	—	58	—
Total	$8,748	$8,586	$162	$—	$13,905	$13,847	$58	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our U.S. government securities and marketable securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

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

	September 30, 2021			December 31, 2020
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$312	$—	$32	$554	$—	$58

Our interest rate swaps activity was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross losses	$—	$—	$9	$42
Gross gains	$1	$1	$21	$1

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments other than our 1.25% Convertible Senior Notes due in 2021 (“2021 Notes”), 2.375% Convertible Senior Notes due in 2022 (“2022 Notes”), 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) and our subsidiary’s 5.50% Convertible Senior Notes due in 2022 (collectively referred to as “Convertible Senior Notes” below), 5.30% Senior Notes due in 2025 (“2025 Notes”), Solar Asset-backed Notes and Solar Loan-backed Notes approximate their fair values.

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

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$228	$2,814	$1,971	$24,596
2025 Notes	$—	$—	$1,785	$1,877
Solar Asset-backed Notes	$1,080	$1,101	$1,115	$1,137
Solar Loan-backed Notes	$108	$115	$146	$152

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Raw materials	$2,355	$1,508
Work in process	1,061	493
Finished goods (1)	1,252	1,666
Service parts	531	434
Total	$5,199	$4,101

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2021, we recorded write-downs of $36 million and $106 million, respectively, in cost of revenues and research and development expense in the consolidated statements of operations. During the three and nine months ended September 30, 2020, we recorded write-downs of $26 million and $108 million, respectively, in cost of revenues in the consolidated statements of operations.

Note 7 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Machinery, equipment, vehicles and office furniture	$9,458	$8,493
Tooling	2,120	1,811
Leasehold improvements	1,706	1,421
Land and buildings	3,853	3,662
Computer equipment, hardware and software	1,284	856
Construction in progress	5,109	1,621
	23,530	17,864
Less: Accumulated depreciation	(6,232)	(5,117)
Total	$17,298	$12,747

Construction in progress is primarily comprised of construction of Gigafactory Berlin and Gigafactory Texas, expansion of Gigafactory Shanghai and equipment and tooling related to the manufacturing of our products. We are currently constructing Gigafactory Berlin under conditional permits in anticipation of being granted final permits. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and nine months ended September 30, 2021, we capitalized $14 million and $52 million, respectively, of interest. During the three and nine months ended September 30, 2020, we capitalized $13 million and $33 million, respectively, of interest.

Depreciation expense during the three and nine months ended September 30, 2021 was $495 million and $1.38 billion, respectively. Depreciation expense during the three and nine months ended September 30, 2020 was $403 million and $1.13 billion, respectively. Gross property, plant and equipment under finance leases as of September 30, 2021 and December 31, 2020 was $2.60 billion and $2.28 billion, respectively, with accumulated depreciation of $1.11 billion and $816 million, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of September 30, 2021 and December 31, 2020, we had cumulatively capitalized costs of $1.89 billion and $1.77 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 8 – Accrued Liabilities and Other

As of September 30, 2021 and December 31, 2020, accrued liabilities and other current liabilities consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Accrued purchases (1)	$1,867	$901
Taxes payable (2)	1,084	777
Payroll and related costs	823	654
Accrued warranty reserve, current portion	621	479
Sales return reserve, current portion	386	417
Operating lease liabilities, current portion	343	286
Accrued interest	18	77
Other current liabilities	301	264
Total	$5,443	$3,855

(1)
Accrued purchases primarily reflects receipts of goods and services that we had not been invoiced yet. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 9 – Other Long-Term Liabilities

As of September 30, 2021 and December 31, 2020, other long-term liabilities consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Operating lease liabilities	$1,629	$1,254
Accrued warranty reserve	1,115	989
Sales return reserve	325	500
Deferred tax liability	40	151
Other non-current liabilities	377	436
Total other long-term liabilities	$3,486	$3,330

Note 10 – Debt

The following is a summary of our debt and finance leases as of September 30, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$86	$—	$87	$—	2.375%	March 2022
2024 Notes	6	136	143	—	2.00%	May 2024
Credit Agreement	—	1,865	1,865	284	3.3%	July 2023
Solar Bonds and other Loans	1	7	8	—	4.0-5.8%	October 2021-January 2031
Total recourse debt	93	2,008	2,103	284
Non-recourse debt:
Automotive Asset-backed Notes	1,033	1,890	2,934	—	0.1%-5.5%	April 2022-September 2025
Solar Asset-backed Notes	43	1,037	1,106	—	2.9%-7.7%	September 2024-February 2048
Cash Equity Debt	23	397	431	—	5.3-5.8%	July 2033-January 2035
Solar Loan-backed Notes	15	93	114	—	4.8-7.5%	September 2048-September 2049
Automotive Lease-backed Credit Facilities	—	—	—	169	Not applicable	September 2023
Other Loans	—	14	14	22	5.1%	February 2033
Total non-recourse debt	1,114	3,431	4,599	191
Total debt	1,207	5,439	$6,702	$475
Finance leases	509	999
Total debt and finance leases	$1,716	$6,438

The following is a summary of our debt and finance leases as of December 31, 2020 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2021 Notes	$419	$—	$422	$—	1.25%	March 2021
2022 Notes	115	366	503	—	2.375%	March 2022
2024 Notes	171	856	1,282	—	2.00%	May 2024
2025 Notes	—	1,785	1,800	—	5.30%	August 2025
Credit Agreement	—	1,895	1,895	278	3.3%	July 2023
Solar Bonds and other Loans	4	49	55	—	3.6%-5.8%	January 2021 - January 2031
Total recourse debt	709	4,951	5,957	278
Non-recourse debt:
Automotive Asset-backed Notes	777	921	1,705	—	0.6%-7.9%	August 2021-August 2024
Solar Asset-backed Notes	39	1,076	1,141	—	3.0%-7.7%	September 2024-February 2048
China Loan Agreements	—	616	616	1,372	4.0%	June 2021-December 2024
Cash Equity Debt	18	408	439	—	5.3%-5.8%	July 2033-January 2035
Solar Loan-backed Notes	13	133	152	—	4.8%-7.5%	September 2048-September 2049
Warehouse Agreements	37	257	294	806	1.7%-1.8%	September 2022
Solar Term Loan	151	—	151	—	3.7%	January 2021
Automotive Lease-backed Credit Facility	14	19	33	153	1.9%-5.9%	September 2022-November 2022
Solar Revolving Credit Facility and other Loans	—	81	81	23	2.7%-5.1%	June 2022-February 2033
Total non-recourse debt	1,049	3,511	4,612	2,354
Total debt	1,758	8,462	$10,569	$2,632
Finance leases	374	1,094
Total debt and finance leases	$2,132	$9,556
(1)
There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities, except certain specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets and as may be described below and in the notes to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2020.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. The debt discounts were updated as of January 1, 2021 for our convertible notes with the adoption of ASU 2020-06 as discussed in Note 2, Summary of Significant Accounting Policies. As of September 30, 2021, we were in material compliance with all financial debt covenants.

2021 Notes, 2022 Notes and 2024 Notes

During each of the quarters of 2021 through September 30, 2021, the closing price of our common stock continued to exceed 130% of the applicable conversion price of each of our 2022 Notes and 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter; causing the 2022 Notes and 2024 Notes to be convertible by their holders during the second, third and fourth quarters of 2021. As we now expect to settle a portion of the 2024 Notes in the fourth quarter of 2021, we reclassified $6 million of the carrying value of the 2024 Notes from debt and finance leases, net of current portion to current portion of debt and finance leases on our consolidated balance sheet as of September 30, 2021. Should the closing price conditions continue to be met in a future quarter for the 2024 Notes, the 2024 Notes will be convertible at their holders’ option during the immediately following quarter. In addition, the 2022 Notes will be convertible at their holders' option regardless of the closing price condition on or after December 15, 2021.

On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, we have de-recognized the remaining debt discounts on the 2022 Notes and 2024 Notes and therefore no longer recognize any amortization of debt discounts as interest expense (see Note 2, Summary of Significant Accounting Policies). During the nine months ended September 30, 2021, $422 million, $416 million and $1.14 billion in aggregate principal amount of the 2021 Notes, 2022 Notes and 2024 Notes, respectively, were converted and settled for $422 million, $416 million and $1.14 billion in cash for their par amount, and the issuance of 5.3 million, 5.7 million and 16.8 million shares of our common stock for the applicable conversion premium, respectively. The note hedges we entered into in connection with the issuance of the 2021 Notes, 2022 Notes and 2024 Notes were automatically settled with the respective conversions of the 2021 Notes, 2022 Notes and 2024 Notes, resulting in the receipt of 5.3 million, 5.7 million and 16.8 million shares of our common stock, respectively, during the nine months ended September 30, 2021. In March 2021, the 2021 Notes were fully settled. Additionally, during the second and third quarters of 2021, we fully settled the warrants entered into in connection with the issuance of the 2021 Notes and partially settled the warrants entered into in connection with the issuance of the 2024 Notes, resulting in the issuance of 15.8 million and 18.7 million shares of our common stock, respectively.

2025 Notes

In August 2021, we fully repaid the $1.80 billion in aggregate principal of the 2025 Notes and recorded an extinguishment of debt charge of $60 million related to the redemption.

Automotive Asset-backed Notes and Warehouse Agreements

In March 2021, we transferred beneficial interests related to certain leased vehicles into an SPE and issued $1.08 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other, previously issued, Automotive Asset-backed Notes. The proceeds from the issuance, net of discounts and fees, were $1.07 billion. In conjunction with this financing we repaid the remaining outstanding balance of our vehicle lease-backed loan and security agreement (the "2016 Warehouse Agreement"), for which committed funds remained available for future borrowings. During the third quarter of 2021, we terminated the 2016 Warehouse Agreement and the committed funds are no longer available for future borrowings.

In September 2021, we transferred beneficial interests related to certain leased vehicles into an SPE and issued $904 million in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other, previously issued, Automotive Asset-backed Notes. The proceeds from the issuance, net of discounts and fees, were $900 million.

Solar Asset-backed Notes and Solar Loan-backed Notes

In October 2021, we early repaid $321 million and $53 million in aggregate principal of the Solar Asset-backed Notes and the Solar Loan-backed Notes, respectively.

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

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which include the 2021 Notes, the 2022 Notes and the 2024 Notes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest coupon	$1	$19	$11	$58
Amortization of debt issuance costs	1	2	4	5
Amortization of debt discounts (1)	—	50	—	138
Total	$2	$71	$15	$201

(1)
Under the modified retrospective method of adoption of ASU 2020-06, there was neither amortization of debt discounts, nor losses on extinguishment of debt recognized for the three and nine months ended September 30, 2021. Refer to discussion above for further details.

Note 11 – Equity Incentive Plans

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 101.3 million stock option awards, as adjusted to give effect to the five-for-one stock split effected in the form of a stock dividend in August 2020, to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), has been achieved, and (ii) any one of the following eight operational milestones focused on total revenue or any one of the eight operational milestones focused on Adjusted EBITDA have been achieved for the four consecutive fiscal quarters on an annualized basis and subsequently reported by us in our consolidated financial statements filed with our Forms 10-Q and/or 10-K. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $70.01 per share, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational milestones as of September 30, 2021 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved	$3.0	Achieved
$55.0	Probable	$4.5	Achieved
$75.0	-	$6.0	Achieved
$100.0	-	$8.0	Achieved (1)
$125.0	-	$10.0	Probable
$150.0	-	$12.0	Probable
$175.0	-	$14.0	-

(1)
Achieved in the third quarter of 2021 and expected to be certified following the filing of this Quarterly Report on Form 10-Q.

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

As a result, we have experienced, and may experience in the future, significant catch-up expenses in quarters when one or more operational milestones are first determined to be probable of being achieved. Historically, the expected market capitalization achievement times were generally later than the related expected operational milestone achievement times. Therefore, when market capitalization milestones are achieved earlier than originally forecasted, for example due to periods of rapid stock price appreciation, this has resulted, and may result in the future, in higher catch-up expenses and the remaining expenses being recognized over shorter periods of time at a higher per-quarter rate. All market capitalization milestones were achieved as of the second quarter of 2021.

During the first quarter of 2021, the operational milestone of annualized revenue of $55.0 billion became probable of being achieved and consequently, we recognized a catch-up expense of $116 million. During the second quarter of 2021, the operational milestone of annualized Adjusted EBITDA of $10.0 billion became probable of being achieved and consequently, we recognized a catch-up expense of $124 million. During the third quarter of 2021, the operational milestone of annualized Adjusted EBITDA of $12.0 billion became probable of being achieved and consequently, we recognized a catch-up expense of $124 million.

As of September 30, 2021, we had $55 million of total unrecognized stock-based compensation expense for the operational milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 0.4 years. As of September 30, 2021, we had unrecognized stock-based compensation expense of $255 million for the operational milestones that were considered not probable of achievement. For the three and nine months ended September 30, 2021, we recorded stock-based compensation expense of $190 million and $665 million, respectively, related to the 2018 CEO Performance Award, and $338 million and $571 million, respectively, for the same periods in 2020.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$99	$62	$310	$147
Research and development	105	76	334	214
Selling, general and administrative	271	405	919	740
Total	$475	$543	$1,563	$1,101

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

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a one-year deferral of our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. In April 2021, we were granted an additional deferral through December 31, 2021, which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021, as our operations at Gigafactory New York have not yet fully ramped due to a number of factors related to the pandemic. Given that we would have met all targets originally required as of April 30, 2020 if they had been measured prior to the mandated reduction of operations in March 2020, and we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo, we do not currently expect any issues meeting our applicable obligations following this expected deferral or in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.

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

Legal Proceedings

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Tesla challenging our acquisition of SolarCity Corporation (“SolarCity”). Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, and the Delaware Supreme Court denied that request without ruling on the merits but electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018, and mediations were held on June 10, 2019. Plaintiffs and defendants filed respective motions for summary judgment on August 25, 2019, and further mediations were held on October 3, 2019. The Court held a hearing on the motions for summary judgment on November 4, 2019. On January 22, 2020, all of the director defendants except Elon Musk reached a settlement to resolve the lawsuit against them for an amount to be paid entirely under the applicable insurance policy. The settlement, which does not involve an admission of any wrongdoing by any party, was approved by the Court on August 17, 2020. Tesla received payment of approximately $43 million on September 16, 2020, which has been recognized in our consolidated statement of operations as a reduction to Selling, general and administrative operating expenses for costs previously incurred related to the acquisition of SolarCity. On February 4, 2020, the Court issued a ruling that denied plaintiffs’ previously-filed motion for summary judgment and granted in part and denied in part defendants’ previously-filed motion for summary judgment. The case was set for trial in March 2020 until it was postponed by the Court due to safety precautions concerning COVID-19. The trial was held from July 12 to July 23, 2021, and August 16, 2021, to be followed by certain post-trial proceedings, including post-trial argument on January 18, 2022.

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

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint; plaintiff filed its opposition brief on November 1, 2018; and defendants filed a reply brief on December 13, 2018. The hearing on the motion to dismiss was held on May 9, 2019. On September 20, 2019, the Court granted the motion to dismiss as to the corporate waste claim but denied the motion as to the breach of fiduciary duty and unjust enrichment claims. Defendants' answer was filed on December 3, 2019.

On January 25, 2021, the Court conditionally certified certain claims and a class of Tesla stockholders as a class action. On September 30, 2021, plaintiff filed a motion for leave to file a verified amended derivative complaint. On October 1, 2021, defendants Kimbal Musk and Steve Jurvetson moved for summary judgment as to the claims against them. Following the motion, plaintiff agreed to voluntarily dismiss the claims against Kimbal Musk and Steve Jurvetson. Plaintiff also moved for summary judgment on October 1, 2021. Oral argument on summary judgment is set for January 6, 2022 and trial is set for April 2022.

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

Litigation Relating to Alleged Race Discrimination

On October 4, 2021, in a case captioned Diaz v. Tesla, a jury in the Northern District of California returned a verdict of $136.9 million against Tesla on claims by a former contingent worker that he was subjected to race discrimination while assigned to work at Tesla's Fremont factory from 2015-2016. The Company does not believe that the facts and law justify the verdict and intends to pursue next steps in post-trial motions and on appeal.

Certain Investigations and Other Matters

We receive requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”) and various state, federal, and international agencies. We routinely cooperate with such regulatory and governmental requests, including subpoenas, formal and informal requests and other investigations and inquiries.

For example, the SEC had issued subpoenas to Tesla in connection with (a) Elon Musk’s prior statement that he was considering taking Tesla private and (b) certain projections that we made for Model 3 production rates during 2017 and other public statements relating to Model 3 production. The take-private investigation was resolved and closed with a settlement entered into with the SEC in September 2018 and as further clarified in April 2019 in an amendment. On December 4, 2019, the SEC (i) closed the investigation into the projections and other public statements regarding Model 3 production rates and (ii) issued a subpoena seeking information concerning certain financial data and contracts including Tesla’s regular financing arrangements. Separately, the DOJ had also asked us to voluntarily provide it with information about the above matters related to taking Tesla private and Model 3 production rates.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$100	$87
Accounts receivable, net	44	28
Prepaid expenses and other current assets	144	105
Total current assets	288	220
Solar energy systems, net	4,605	4,749
Other non-current assets	204	182
Total assets	$5,097	$5,151
Liabilities
Current liabilities
Accrued liabilities and other	$72	$63
Deferred revenue	11	11
Customer deposits	—	14
Current portion of debt and finance leases	1,057	797
Total current liabilities	1,140	885
Deferred revenue, net of current portion	166	168
Debt and finance leases, net of current portion	2,286	1,346
Other long-term liabilities	15	19
Total liabilities	$3,607	$2,418

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Automotive segment
Revenues	$12,951	$8,192	$34,003	$19,550
Gross profit	$3,657	$2,042	$8,837	$4,511
Energy generation and storage segment
Revenues	$806	$579	$2,101	$1,242
Gross profit	$3	$21	$(78)	$53

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$6,414	$4,215	$16,043	$10,073
China	3,113	1,744	9,015	4,044
Other	4,230	2,812	11,046	6,675
Total	$13,757	$8,771	$36,104	$20,792

The following table presents long-lived assets by geographic area (in millions):

	September 30,	December 31,
	2021	2020
United States	$18,208	$15,989
International	4,911	2,737
Total	$23,119	$18,726

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

In 2021, we have produced 624,582 vehicles and delivered 627,572 vehicles through the third quarter. We are currently focused on increasing vehicle production and capacity, improving and developing battery technologies, improving our FSD and Autopilot capabilities, increasing the affordability and efficiency of our vehicles and expanding our global infrastructure.

In 2021, we have deployed 3.01 GWh of energy storage products and 260 megawatts of solar energy systems through the third quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit and new build solar energy systems.

During the three and nine months ended September 30, 2021, we recognized total revenues of $13.76 billion and $36.10 billion, respectively, representing increases of $4.99 billion and $15.31 billion, respectively, over the same periods ended September 30, 2020. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

During the three and nine months ended September 30, 2021, our net income attributable to common stockholders was $1.62 billion and $3.20 billion, respectively, representing increases of $1.29 billion and $2.75 billion, respectively, over the same periods ended September 30, 2020. We continue to focus on improving our profitability through production and operational efficiencies.

We ended the third quarter of 2021 with $16.07 billion in cash and cash equivalents, representing a decrease of $3.32 billion from the end of 2020. Our cash flows provided by operating activities during the nine month period ended September 30, 2021 was $6.91 billion, representing an increase of $3.99 billion compared to our cash flows provided by operating activities during the same period ended September 30, 2020 of $2.92 billion, and capital expenditures amounted to $4.67 billion during the nine month period ended September 30, 2021, compared to $2.01 billion during the same period ended September 30, 2020. Sustained growth has allowed our business to generally fund itself, but we will continue investing in a number of capital-intensive projects in upcoming periods.

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

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin	Model Y	Constructing manufacturing facilities
Gigafactory Texas	Model Y	Constructing manufacturing facilities
	Cybertruck	In development
TBD	Tesla Semi	In development
TBD	Tesla Roadster	In development

Our new versions of Model S and Model X are in production, and we are focused on ramping all of our production vehicles to their installed production capacities as well as increasing capacity at our current factories. Our current production continues to be affected by the industry-wide semiconductor and other component shortages, requiring additional workaround manufacturing and production design solutions to be implemented which may be difficult to sustain. The next phase of production growth will depend on the construction of Gigafactory Berlin and Gigafactory Texas, each of which is progressing as planned for production beginning in late 2021, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Consistent with our approach of innovating manufacturing techniques at our new factories, we expect as well to pioneer new methods related to the mass production of these cells and our unique structural battery pack concept. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

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

Automotive—Demand and Sales

Our cost reduction efforts and additional localized procurement and manufacturing are key to our vehicles’ affordability, and for example, have allowed us to competitively price our vehicles in China. In addition to opening new factories in 2021, we will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including Autopilot, FSD and software features and introducing anticipated future vehicles. Moreover, we expect to continue to benefit from a recent spike in demand in the automotive industry generally, as well as ongoing electrification of the automotive sector and increasing environmental awareness.

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

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, including beginning construction of our Megafactory in Lathrop, California, but such production is also sensitive to global component constraints. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. For Powerwall, better availability and growing grid stability concerns drive higher customer interest, and we are emphasizing cross-selling with our residential solar energy products. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to improve our installation capabilities and price efficiencies for Solar Roof by on-boarding and training new installers, as well as collaborating with real estate developers and builders on new homes to reduce installation time and costs. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and hire additional personnel, particularly skilled electricians, to support the ramp of Solar Roof.

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products in the new Model S and Model X, Model Y, Megapack and Solar Roof, constructing or ramping manufacturing facilities on three continents and piloting the development and manufacture of new battery cell technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development and all other continuing infrastructure growth, we currently expect our capital expenditures to exceed $6 billion in 2021 and be between $5 to $7 billion in each of the next two fiscal years.

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

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin and accepted bitcoin as a form of payment for sales of certain of our products in specified regions, subject to applicable laws, and suspended this practice in May 2021. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale. For any digital assets held now or in the future, these charges may negatively impact our profitability in the periods in which such impairments occur even if the overall market values of these assets increase. For example, in the nine month period ended September 30, 2021, we recorded approximately $101 million of impairment losses resulting from changes to the carrying value of our bitcoin and gains of $128 million on certain sales of bitcoin by us.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Automotive sales	$11,672	$7,346	$4,326	59%	$30,251	$17,150	$13,101	76%
Automotive leasing	385	265	120	45%	1,014	772	242	31%
Total automotive revenues	12,057	7,611	4,446	58%	31,265	17,922	13,343	74%
Services and other	894	581	313	54%	2,738	1,628	1,110	68%
Total automotive & services and other segment revenue	12,951	8,192	4,759	58%	34,003	19,550	14,453	74%
Energy generation and storage segment revenue	806	579	227	39%	2,101	1,242	859	69%
Total revenues	$13,757	$8,771	$4,986	57%	$36,104	$20,792	$15,312	74%

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

Automotive sales revenue increased $4.33 billion, or 59%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to an increase of 101,183 Model 3 and Model Y cash deliveries. This increase was partially offset by a decrease from 5,855 fewer Model S and Model X cash deliveries in the three months ended September 30, 2021 compared to the prior period as deliveries of the new version of Model S only began ramping in the second quarter of 2021. Additionally, there was a reduction in the average selling price of Model Y due to changes in regional sales mix compared to the prior period and a decrease of $118 million from sales of regulatory credits to $279 million in the three months ended September 30, 2021.

Automotive sales revenue increased $13.10 billion, or 76%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase of 304,919 Model 3 and Model Y cash deliveries year over year from production ramping at both Gigafactory Shanghai and the Fremont Factory. The increase in automotive sales revenue was partially offset by a decrease from 21,767 fewer Model S and Model X cash deliveries in the nine months ended September 30, 2021 compared to the prior period as deliveries of the new version of Model S only began ramping in the second quarter of 2021. Additionally, there was a reduction in the average selling price of Model Y due to changes in regional sales mix compared to the prior period and a decrease of $28 million from additional sales of regulatory credits to $1.15 billion in the nine months ended September 30, 2021.

Automotive leasing revenue increased $120 million, or 45%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to increases in cumulative vehicles and purchase options exercised under our direct operating lease program compared to the prior period.

Automotive leasing revenue increased $242 million, or 31%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase in cumulative vehicles under our direct operating lease program, the introduction of direct sales-type leasing programs which we began offering in volume during the third quarter of 2020 where we recognize all revenue associated with the sales-type lease upon delivery to the customer and an increase in purchase options exercised under our direct operating lease program compared to the prior period. These increases were partially offset by the decrease in automotive leasing revenue associated with our resale value guarantee leasing programs accounted for as operating leases as those portfolios have declined.

Services and other revenue increased $313 million, or 54%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Services and other revenue increased $1.11 billion, or 68%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. These increases were primarily due to an increase in used vehicle revenue driven by increases in volume and average selling prices of trade-ins, non-warranty maintenance services revenue as our fleet continues to grow and retail merchandise revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, services related to such products and sales of solar energy systems incentives.

Energy generation and storage revenue increased by $227 million, or 39%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Energy generation and storage revenue increased by $859 million, or 69%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. These increases were primarily due to increases in deployments of Megapack, solar cash and loan jobs and Powerwall, partially offset by a decrease in Powerpack deployments as we phase out the product following the introduction of Megapack. Additionally, there was a reduction in average selling prices on our solar cash and loan jobs in the nine months ended September 30, 2021 compared to the prior period as a result of our low cost solar strategy introduced mid-2020.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Cost of revenues
Automotive sales	$8,150	$5,361	$2,789	52%	$21,726	$12,774	$8,952	70%
Automotive leasing	234	145	89	61%	582	415	167	40%
Total automotive cost of revenues	8,384	5,506	2,878	52%	22,308	13,189	9,119	69%
Services and other	910	644	266	41%	2,858	1,850	1,008	54%
Total automotive & services and other segment cost of revenues	9,294	6,150	3,144	51%	25,166	15,039	10,127	67%
Energy generation and storage segment	803	558	245	44%	2,179	1,189	990	83%
Total cost of revenues	$10,097	$6,708	$3,389	51%	$27,345	$16,228	$11,117	69%
Gross profit total automotive	$3,673	$2,105			$8,957	$4,733
Gross margin total automotive	30%	28%			29%	26%
Gross profit total automotive & services and other segment	$3,657	$2,042			$8,837	$4,511
Gross margin total automotive & services and other segment	28%	25%			26%	23%
Gross profit energy generation and storage segment	$3	$21			$(78)	$53
Gross margin energy generation and storage segment	0%	4%			-4%	4%
Total gross profit	$3,660	$2,063			$8,759	$4,564
Total gross margin	27%	24%			24%	22%

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

Cost of automotive sales revenue increased $2.79 billion, or 52%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to an increase of 101,183 Model 3 and Model Y cash deliveries, partially offset by a decrease in combined average Model 3 and Model Y costs per unit due to changes in regional production mix, as Gigafactory Shanghai has ramped in capacity, despite a higher proportion of Model Y compared to the prior period. Additionally, there was a decrease of 5,855 Model S and Model X cash deliveries in the three months ended September 30, 2021 compared to the prior period.

Cost of automotive sales revenue increased $8.95 billion, or 70%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase of 304,919 Model 3 and Model Y cash deliveries. These increases were partially offset by a decrease of 21,767 Model S and Model X cash deliveries at higher costs per unit due to temporary under-utilization of manufacturing capacity at lower production volumes during our current production ramp of the new version of Model S. Additionally, there was a decrease in combined average Model 3 and Model Y costs per unit due to changes in regional production mix, as Gigafactory Shanghai has ramped in capacity, despite a higher proportion of Model Y compared to the prior period and lower material, manufacturing, inbound freight and duty costs from localized procurement and manufacturing in China.

Cost of automotive leasing revenue increased $89 million, or 61%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to increases in cumulative vehicles and purchase options exercised under our direct operating lease program compared to the prior period.

Cost of automotive leasing revenue increased $167 million, or 40%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to increases in cumulative vehicles and purchase options exercised under our direct operating lease program compared to the prior period and the introduction of direct sales-type leasing programs which we began offering in volume during the third quarter of 2020 where we recognize all cost of revenue associated with the sales-type lease upon delivery to the customer. These increases were partially offset by the decrease in cost of automotive leasing revenue associated with our resale value guarantee leasing programs accounted for as operating leases as those portfolios have declined.

Cost of services and other revenue increased $266 million, or 41%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to increases in costs to support our increase in non-warranty maintenance services revenue, used vehicle cost of revenue driven by increases in volume and values of trade-ins and costs of retail merchandise as our sales have increased.

Cost of services and other revenue increased $1.01 billion, or 54%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to increases in used vehicle cost of revenue driven by increases in volume and values of trade-ins, costs to support our increase in non-warranty maintenance services revenue and costs of retail merchandise as our sales have increased.

Gross margin for total automotive increased from 28% to 30% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Gross margin for total automotive increased from 26% to 29% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increases were primarily due to favorable changes in sales and production mix of Model 3 and Model Y as Gigafactory Shanghai has ramped in capacity. The average Model 3 and Model Y costs per unit have decreased significantly due to lower material, manufacturing, inbound freight and duty costs from localized procurement and manufacturing in China. Increased sales in Asia and exporting vehicles manufactured in Gigafactory Shanghai instead of the Fremont Factory to other regions have resulted in higher gross margins for both our Model 3 and Model Y product lines.

Gross margin for total automotive & services and other segment increased from 25% to 28% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Gross margin for total automotive & services and other segment increased from 23% to 26% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. These increases were primarily due to the automotive gross margin impacts discussed above and an improvement in our services and other gross margin. Additionally, there was a lower proportion of services and other, which operated at a lower gross margin than our automotive business, within the segment in the three and nine months ended September 30, 2021 as compared to the prior period.

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

Cost of energy generation and storage revenue increased by $245 million, or 44%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. These increases were primarily due to increases in deployments of Megapack, solar cash and loan jobs, Solar Roof and Powerwall, partially offset by a decrease in Powerpack deployments as we phase out the product following the introduction of Megapack.

Cost of energy generation and storage revenue increased by $990 million, or 83%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. These increases were primarily due to increases in deployments of solar cash and loan jobs, Megapack, Solar Roof and Powerwall, partially offset by reductions in average costs per unit of solar cash and loan jobs and Solar Roof as deployments have increased and a decrease in Powerpack deployments as we phase out the product following the introduction of Megapack.

Gross margin for energy generation and storage decreased from 4% to 0% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a higher proportion of Solar Roof in our overall energy business, which operated at lower gross margins as a result of temporary manufacturing underutilization during product ramp, despite gross margin improvements compared to the prior period, partially offset by improved gross margins in our energy storage business.

Gross margin for energy generation and storage decreased from 4% to -4% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a higher proportion of Solar Roof in our overall energy business which operated at lower gross margins as a result of temporary manufacturing underutilization during product ramp despite improvements in gross margins compared to the prior period and increased service maintenance costs on solar energy systems where we are the lessor, partially offset by a higher proportion of Powerwall in our overall energy business which operated at higher gross margins.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Research and development	$611	$366	$245	67%	$1,853	$969	$884	91%
As a percentage of revenues	4%	4%			5%	5%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $245 million, or 67%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due to a $111 million increase in employee and labor related expenses due to an increase in headcount, a $60 million increase in facilities, outside services, freight and depreciation expenses, a $44 million increase in R&D expensed materials, and a $29 million increase in stock-based compensation expense. These increases were to support our expanding product roadmap such as the new versions of Model S and Model X and technologies including our proprietary battery cells.

R&D expenses increased $884 million, or 91%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to a $393 million increase in employee and labor related expenses due to an increase in headcount, a $221 million increase in R&D expensed materials, a $148 million increase in facilities, outside services, freight and depreciation expense and a $120 million increase in stock-based compensation expense. These increases were to support our expanding product roadmap such as the new versions of Model S and Model X and technologies including our proprietary battery cells.

R&D expenses as a percentage of revenue remained consistent at 4% in the three months ended September 30, 2021 and 2020. R&D expenses as a percentage of revenue remained consistent at 5% in the nine months ended September 30, 2021 and 2020. R&D expenses increased proportionately with the increase in total revenues from expanding sales.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative	$994	$888	$106	12%	$3,023	$2,176	$847	39%
As a percentage of revenues	7%	10%			8%	10%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $106 million, or 12%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase is primarily due to an increase of $134 million in employee and labor related expenses from increased headcount and a $106 million increase in office, information technology, facilities-related expenses, sales and marketing activities and other costs. The increases were partially offset by a decrease of $134 million in stock-based compensation expense, of which $148 million was attributable to the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14, Equity Incentive Plans, in our Annual Report on Form 10-K for the year ended December 31, 2020.

SG&A expenses increased $847 million, or 39%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is primarily due to an increase of $445 million in employee and labor related expenses from increased headcount and a $223 million increase in office, information technology, facilities-related expenses, sales and marketing activities and other costs. Additionally, there was an increase of $179 million in stock-based compensation expense, of which $94 million was attributable to the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14, Equity Incentive Plans, in our Annual Report on Form 10-K for the year ended December 31, 2020.

SG&A expenses as a percentage of revenue decreased from 10% to 7% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. SG&A expenses as a percentage of revenue decreased from 10% to 8% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was driven by the increase in total revenues from expanding sales, despite an increase in our SG&A expenses as detailed above.

Restructuring and Other Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Restructuring and other	$51	$—	$51	Not meaningful	$(27)	$—	$(27)	Not meaningful
As a percentage of revenues	0%	0%			0%	0%

During the three and nine months ended September 30, 2021, we recorded $51 million and $101 million, respectively, of impairment losses on bitcoin. We also realized gains of $128 million in March 2021. See Note 2, Summary of Significant Accounting Policies, and Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Interest expense	$(126)	$(163)	$37	-23%	$(300)	$(502)	$202	-40%
As a percentage of revenues	1%	2%			1%	2%

Interest expense decreased by $37 million, or 23%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Interest expense decreased by $202 million, or 40%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. These decreases were primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2021, whereby we have de-recognized the remaining debt discounts on the 2022 Notes and 2024 Notes and therefore no longer recognize any amortization of debt discounts as interest expense, as well as the continued reduction in our overall debt balance. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. These decreases were partially offset by an extinguishment of debt charge of $60 million related to the redemption of our 5.30% Senior Notes due in 2025.

Other (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Other (expense) income, net	$(6)	$(97)	$91	-94%	$67	$(166)	$233	-140%
As a percentage of revenues	0%	1%			0%	1%

Other (expense) income, net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other (expense) income, net, changed favorably by $91 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to favorable fluctuations in foreign currency exchange rates.

Other (expense) income, net, changed favorably by $233 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to favorable fluctuations in foreign currency exchange rates and a $54 million favorable change in the mark-to-market remeasurement of our interest rate swaps.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Provision for income taxes	$223	$186	$37	20%	$407	$209	$198	95%
Effective tax rate	12%	34%			11%	27%

Our provision for income taxes increased by $37 million, or 20%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our provision for income taxes increased by $198 million, or 95%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increases were primarily due to the increases in taxable profits within our foreign jurisdictions year over year.

Our effective tax rate decreased from 34% to 12% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our effective tax rate decreased from 27% to 11% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decreases were primarily due to growth in pre-tax income and changes in mix of jurisdictional earnings.

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$41	$38	$3	8%	$103	$115	$(12)	-10%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased by $3 million, or 8%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $12 million, or 10%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Our changes in net income attributable to noncontrolling interests and redeemable noncontrolling interests, which was related to activities in our financing fund arrangements, have been immaterial.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2021, including to pay down near-term debt obligations, as well as in the long-term.

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

As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Risks—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to exceed $6 billion in 2021 and be between $5 to $7 billion in each of the next two fiscal years. In connection with our operations at Gigafactory New York, we have an agreement to spend or incur $5.0 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021 and which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021). We also have an operating lease arrangement with the local government of Shanghai pursuant to which we are required to spend RMB 14.08 billion in capital expenditures at Gigafactory Shanghai by the end of 2023. For details regarding these obligations, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of September 30, 2021, we and our subsidiaries had outstanding $6.70 billion in aggregate principal amount of indebtedness, of which $1.22 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries of vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings.

As of September 30, 2021, we had $16.07 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $5.79 billion and consisted primarily of Chinese yuan, euros and Canadian dollars. In addition, we had $475 million of unused committed amounts under our credit facilities as of September 30, 2021. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets). For details regarding our indebtedness, refer to Note 10, Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We continue adapting our investment strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other marketable securities, digital assets and providing product related financing. In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin. In addition, during the three months ended March 31, 2021, we accepted bitcoin as a form of payment for sales of certain of our products in specified regions, subject to applicable laws, and suspended this practice in May 2021. We may in the future restart the practice of transacting in digital assets for our products and services. The fair market value of our bitcoin holdings as of September 30, 2021 was $1.83 billion. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. However, digital assets may be subject to volatile market prices, which may be unfavorable at the times when we may want or need to liquidate them.

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$6,912	$2,924
Net cash used in investing activities	$(5,952)	$(2,085)
Net cash (used in) provided by financing activities	$(3,946)	$7,281

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

Net cash provided by operating activities increased by $3.99 billion to $6.91 billion during the nine months ended September 30, 2021 from $2.92 billion during the nine months ended September 30, 2020. This increase was primarily due to the increase in net income excluding non-cash expenses and gains of $3.27 billion and the overall decrease in net operating assets and liabilities of $721 million. The decrease in our net operating assets and liabilities was mainly driven by a larger increase in accounts payable and accrued liabilities in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 from ramp up in production at Gigafactory Shanghai and the Fremont Factory and a larger increase in deferred revenue from higher vehicle deliveries. The decrease in our net operating assets and liabilities was partially offset by a larger increase in operating lease vehicles as Model Y direct leasing was introduced in the third quarter of 2020 and a larger increase in other non-current assets.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $4.67 billion for the nine months ended September 30, 2021 and $2.01 billion for the nine months ended September 30, 2020, mainly for construction of Gigafactory Texas and Gigafactory Berlin and production expansion of Gigafactory Shanghai and the Fremont Factory. Additionally, net cash activities related to digital assets were $1.23 billion in the nine months ended September 30, 2021 from purchases of digital assets for $1.50 billion and proceeds from sales of digital assets of $272 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021 was $3.95 billion, which consisted primarily of $5.14 billion of net repayments under our various debt facilities and $311 million principal repayments of our finance leases. These cash outflows were partially offset by $1.22 billion of net borrowings from our Automotive Asset-backed Notes and $445 million of proceeds from exercise of stock options and other stock issuances. See Note 10, Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $7.28 billion, which consisted primarily of $7.28 billion from issuances of common stock, net of issuance costs, $361 million of proceeds from exercise of stock options and other stock issuances and $315 million net borrowings from our Automotive Asset-backed Notes. These cash inflows were partially offset by $248 million principal repayments of our finance leases, collateralized lease repayments of $224 million and $173 million net payments to financing fund investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar (primarily the Chinese yuan, euro, Norwegian krone and Canadian dollar in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates affect our revenue and other operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.

We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances). For the nine months ended September 30, 2021, we recognized a net foreign currency gain of $43 million in Other income (expense), net, with our largest re-measurement exposures from the U.S. dollar, Chinese yuan and Canadian dollar as our subsidiaries’ monetary assets and liabilities are denominated in various local currencies. For the nine months ended September 30, 2020, we recognized a net foreign currency loss of $144 million in Other income (expense), net, with our largest re-measurement exposures from the U.S. dollar, euro and Chinese yuan.

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a loss of $162 million at September 30, 2021 and $8 million at December 31, 2020 assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense for the nine months ended September 30, 2021 and 2020 by $1 million and $4 million, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of semiconductors, which has caused challenges in our supply chain and production. In addition, labor shortages resulting from the pandemic may lead to increased difficulty in hiring and retaining manufacturing and service workers, as well as increased labor costs. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. The contingencies inherent in the construction of, and ramp at, new facilities such as Gigafactory Shanghai, Gigafactory Berlin and Gigafactory Texas may be exacerbated by these challenges.

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

Because we do not have independent dealer networks, we are responsible for delivering all of our vehicles to our customers. We may face difficulties with deliveries at increasing volumes, particularly in international markets requiring significant transit times. For example, we saw challenges in ramping our logistics channels in China and Europe to initially deliver Model 3 there in the first quarter of 2019. We have deployed a number of delivery models, such as deliveries to customers’ homes and workplaces and touchless deliveries, but there is no guarantee that such models will be scalable or be accepted globally. Likewise, as we ramp Solar Roof, we are working to substantially increase installation capabilities and decrease installation times. If we are not successful in matching such capabilities with actual production, or if we experience unforeseen production delays or inaccurately forecast demand for the Solar Roof, our business, financial condition and operating results may be harmed.

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

We are still at an earlier stage of development and have limited resources and production relative to established competitors that offer internal combustion engine vehicles. In addition, electric vehicles still comprise a small percentage of overall vehicle sales. As a result, the market for our vehicles could be negatively affected by numerous factors, such as:

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

Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers. This exposes us to multiple potential sources of component shortages, such as those that we experienced in 2012 and 2016 with our initial Model S and Model X ramps. Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters such as the March 2011 earthquakes in Japan, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. We have used alternative parts and programmed software to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production, such as for Model 3 and Model Y, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited vehicle manufacturing experience outside of the Fremont Factory and we may experience issues increasing the level of localized procurement at our Gigafactory Shanghai and at future factories such as Gigafactory Berlin and Gigafactory Texas. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in light of the increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

We are dependent on the continued supply of lithium-ion battery cells for our vehicles and energy storage products, and we will require substantially more cells to grow our business according to our plans. Currently, we rely on suppliers such as Panasonic for these cells. However, we have to date fully qualified only a very limited number of such suppliers and have limited flexibility in changing suppliers. Any disruption in the supply of battery cells from our suppliers could limit production of our vehicles and energy storage products. In the long term, we intend to supplement cells from our suppliers with cells manufactured by us, which we believe will be more efficient, manufacturable at greater volumes and more cost-effective than currently available cells. However, our efforts to develop and manufacture such battery cells have required and may require significant investments, and there can be no assurance that we will be able to achieve these targets in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our planned vehicle and energy storage product production or procure additional cells from suppliers at potentially greater costs, either of which may harm our business and operating results.

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

We also face competition in our energy generation and storage business from other manufacturers, developers, installers and service providers of competing energy technologies, as well as from large utilities. Decreases in the retail or wholesale prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers and lead to an increased rate of residential customer defaults under our existing long-term leases and PPAs.

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

The automobile industry generally experiences significant product liability claims, and as such we face the risk of such claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our vehicles have been involved and we expect in the future will be involved in accidents resulting in death or personal injury, and such accidents where Autopilot or FSD features are engaged are the subject of significant public attention. We have experienced and we expect to continue to face claims and regulatory scrutiny arising from or related to misuse or claimed failures of such new technologies that we are pioneering. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. Likewise, as our solar energy systems and energy storage products generate and store electricity, they have the potential to fail or cause injury to people or property. Any product liability claim may subject us to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require us to defend it, all of which may generate negative publicity and be expensive and time-consuming. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds and not by insurance.

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

We are party to an operating lease and a research and development agreement through the SUNY Foundation. These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a one-year deferral of our obligation to be compliant with our applicable targets under such agreement on April 30, 2020, which was memorialized in an amendment to our agreement with the SUNY Foundation in July 2020. In April 2021, we were granted an additional deferral through December 31, 2021 which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021, as our operations at Gigafactory New York have not yet fully ramped due to a number of factors related to the pandemic. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or other components. Any of the foregoing events may harm our business, financial condition and operating results.

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

As of September 30, 2021, we and our subsidiaries had outstanding $6.70 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar, currently primarily the Chinese yuan, euro, Norwegian krone and Canadian dollar. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Chinese yuan and Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results may be harmed.

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

We may be impacted by natural disasters, wars, health epidemics, weather conditions, power outages or other events outside of our control. For example, our current corporate headquarters, the Fremont Factory and Gigafactory Nevada are located in seismically active regions in Northern California and Nevada, and our Gigafactory Shanghai is located in a flood-prone area. Moreover, the area in which our Gigafactory Texas is being built experienced severe winter storms in the first quarter of 2021 that had a widespread impact on utilities and transportation. If major disasters such as earthquakes, floods or other events occur, or our information system or communication breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the global COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

Risks Related to Government Laws and Regulations

Demand for our products and services may be impacted by the status of government and economic incentives supporting the development and adoption of such products.

Government and economic incentives that support the development and adoption of electric vehicles in the U.S. and abroad, including certain tax exemptions, tax credits and rebates, may be reduced, eliminated or exhausted from time to time. For example, previously available incentives favoring electric vehicles in areas including Ontario, Canada, Germany, Hong Kong, Denmark and California have expired or were cancelled or temporarily unavailable, and in some cases were not eventually replaced or reinstituted, which may have negatively impacted sales. Certain government and economic incentives may also be implemented that provide disproportionate benefits to manufacturers who assemble domestically, have local suppliers or have other characteristics that may not apply to Tesla. Any similar developments could have some negative impact on demand for our vehicles, and we and our customers may have to adjust to them.

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

Finally, we and our fund investors claim these U.S. federal tax credits and certain state incentives in amounts based on independently appraised fair market values of our solar and energy storage systems. Some governmental authorities have audited such values and in certain cases have determined that these values should be lower, and they may do so again in the future. Such determinations may result in adverse tax consequences and/or our obligation to make indemnification or other payments to our funds or fund investors.

We are subject to evolving laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products.

As we grow our manufacturing operations in additional regions, we are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China, Germany and other locations abroad, including laws relating to the use, handling, storage, recycling, disposal and/or human exposure to hazardous materials, product material inputs and post-consumer products and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediations of any discovered issues and any changes to our operations mandated by new or amended laws, may be significant, and any failures to comply could result in significant expenses, delays or fines. In addition, as we have increased our employee headcount and operations, we are and may continue to be subject to increased scrutiny, including litigation and government investigations relating to allegations such as discrimination and workplace misconduct, that we will need to defend against. If we are unable to successfully defend ourselves in such litigation or government investigations, it may harm our brand, ability to attract and retain qualified employees, business and financial condition. We are also subject to laws and regulations applicable to the supply, manufacture, import, sale and service of our products both domestically and abroad. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions that are often materially different from requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

In particular, we offer in our vehicles Autopilot and FSD Capability features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our FSD Capability technology with the goal of achieving fully self-driving capability in the future. There are a variety of international, federal and state regulations that may apply to the sale, registration and operation of fully self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, which could adversely affect our business.

Finally, as a manufacturer, installer and service provider with respect to solar generation and energy storage systems, a supplier of electricity generated and stored by certain of the solar energy and energy storage systems we install for customers, and a provider of grid services through virtual power plant models, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electrical grid and the sale of electricity generated by third party-owned systems. If regulations and policies that adversely impact the interconnection or use of our solar and energy storage systems are introduced, they could deter potential customers from purchasing our solar and energy storage products and services, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and services in the relevant jurisdictions, which may harm our business, financial condition and operating results.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $910.00 per share and a low of $379.11 per share. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the offering of 2.00% Convertible Senior Notes due 2024 in May 2019, we sold warrants to each of Société Générale, Wells Fargo Bank, National Association, Goldman, Sachs & Co. LLC and Credit Suisse Capital LLC (the “2019 Warrantholders”). On July 29, 2021, we agreed with the 2019 Warrantholders to partially terminate such warrants, and in connection with such partial termination, we issued an aggregate of 9,524,341 shares of our common stock to the 2019 Warrantholders. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

In connection with the offering of 1.25% Convertible Senior Notes due 2021 in March and April 2014, we sold warrants to each of Goldman, Sachs & Co., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. (the “2014 Warrantholders”). Between July 1, 2021 and July 29, 2021, we issued an aggregate of 7,954,147 shares of our common stock to the 2014 Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Amendment No. 12 to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology.	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: October 25, 2021	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)