Form 10-K
period 2021-12-31
Tesla, Inc.
filed 2022-02-07
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34756

Tesla, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2197729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13101 Tesla Road Austin, Texas	78725
(Address of principal executive offices)	(Zip Code)

(512) 516-8177

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TSLA	The Nasdaq Global Select Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was $541.28 billion (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2021). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2022, there were 1,033,507,611 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

TESLA, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

Forward-Looking Statements

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We design, develop, manufacture, sell and lease high-performance fully electric vehicles and energy generation and storage systems, and offer services related to our products. We generally sell our products directly to customers, including through our website and retail locations. We also continue to grow our customer-facing infrastructure through a global network of vehicle service centers, Mobile Service technicians, body shops, Supercharger stations and Destination Chargers to accelerate the widespread adoption of our products. We emphasize performance, attractive styling and the safety of our users and workforce in the design and manufacture of our products and are continuing to develop full self-driving technology for improved safety. We also strive to lower the cost of ownership for our customers through continuous efforts to reduce manufacturing costs and by offering financial and other services tailored to our products. Our mission to accelerate the world’s transition to sustainable energy, engineering expertise, vertically integrated business model and focus on user experience differentiate us from other companies.

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

Our Products and Services

Automotive

Model 3

Model 3 is a four-door mid-size sedan that we designed for manufacturability with a base price for mass-market appeal. We currently manufacture Model 3 at the Fremont Factory and at Gigafactory Shanghai.

Model Y

Model Y is a compact sport utility vehicle (“SUV”) built on the Model 3 platform with seating for up to seven adults. We currently manufacture Model Y at the Fremont Factory and at Gigafactory Shanghai.

Model S and Model X

Model S is a four-door full-size sedan and Model X is a mid-size SUV with seating for up to seven adults. Model S and Model X feature the highest performance characteristics and longest ranges that we offer in a sedan and SUV, respectively, and we manufacture both models at the Fremont Factory. In 2021, we began delivering new versions of the Model S and Model X, which offer higher performance and range.

Future Consumer and Commercial Electric Vehicles

We have also announced several planned electric vehicles to address additional vehicle markets, including specialized consumer electric vehicles in Cybertruck and the new Tesla Roadster and a commercial electric vehicle in Tesla Semi. We plan to continue leveraging developments in our proprietary Full Self-Driving (“FSD”), battery cell and other technologies.

Energy Generation and Storage

Energy Storage Products

Powerwall and Megapack are our lithium-ion battery energy storage products. Powerwall is designed to store energy at a home or small commercial facility. Megapack is an energy storage solution for commercial, industrial, utility and energy generation customers, multiple of which may be grouped together to form larger installations of gigawatt hours (“GWh”) or greater capacity.

We also continue to develop software capabilities for remotely controlling and dispatching our energy storage systems across a wide range of markets and applications, including through our real-time energy control and optimization platforms.

Solar Energy Offerings

We sell retrofit solar energy systems to customers and channel partners and also make them available through power purchase agreement (“PPA”) arrangements. We purchase most of the components for our retrofit solar energy systems from multiple sources to ensure competitive pricing and adequate supply. We also design and manufacture certain components for our solar energy products.

We sell our Solar Roof, which combines premium glass roof tiles with energy generation, directly to customers, as well as through channel customers. We continue to improve our installation capability and efficiency, including through collaboration with real estate developers and builders on new homes.

Technology

Automotive

Battery and Powertrain

Our core vehicle technology competencies include powertrain engineering and manufacturing and our ability to design vehicles that utilize the unique advantages of an electric powertrain. We have designed our proprietary powertrain systems to be adaptable, efficient, reliable and cost-effective while withstanding the rigors of an automotive environment. We offer dual motor powertrain vehicles, which use two electric motors to maximize traction and performance in an all-wheel drive configuration, as well as vehicle powertrain technology featuring three electric motors for further increased performance in certain versions of Model S and Model X.

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

Self-Driving Development

We have expertise in developing technologies, systems and software to enable self-driving vehicles using primarily vision-based sensors. Our FSD Computer runs our neural networks in our vehicles, and we are also developing additional computer hardware to better enable the massive amounts of field data captured by our vehicles to continually train and improve these neural networks for real-world performance.

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

Energy Generation and Storage

Energy Storage Products

We leverage many of the component-level technologies from our vehicles in our energy storage products. By taking a modular approach to the design of battery systems, we can optimize manufacturing capacity of our energy storage products. Additionally, our expertise in power electronics enables our battery systems to interconnect with electricity grids while providing fast-acting systems for power injection and absorption. We have also developed software to remotely control and dispatch our energy storage systems.

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

We are also expanding our manufacturing operations globally while taking action to localize our vehicle designs and production for particular markets, including country-specific market demands and factory optimizations for local workforces. As we increase our capabilities, particularly in the areas of automation, die-making and line-building, we are also making strides in the simulations modeling these capabilities prior to construction.

Energy Generation and Storage

Our expertise in electrical, mechanical, civil and software engineering allows us to design and manufacture our energy generation and storage products and components. We also employ our design and engineering expertise to customize solutions including our energy storage products, solar energy systems and/or Solar Roof for customers to meet their specific needs. We have developed software that simplifies and expedites the design process, as well as mounting hardware that facilitates solar panel installation.

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

Public Charging

We have a growing global network of Tesla Superchargers, which are our industrial grade, high-speed vehicle chargers. Where possible, we co-locate Superchargers with our solar and energy storage systems to reduce costs and promote renewable power. Supercharger stations are typically placed along well-traveled routes and in and around dense city centers to allow vehicle owners the ability to enjoy quick, reliable and ubiquitous charging with convenient, minimal stops. Use of the Supercharger network either requires payment of a fee or is free under certain sales programs.

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

In-App Upgrades

As our vehicles are capable of being updated remotely over-the-air, our customers may purchase additional paid options and features through the Tesla app or through the in-vehicle user interface. We expect that this functionality will also allow us to offer certain options and features on a subscription basis in the future.

Energy Generation and Storage

We market and sell our solar and energy storage products to residential, commercial and industrial customers and utilities through a variety of channels. We emphasize simplicity, standardization and accessibility to make it easy and cost-effective for customers to adopt clean energy, while reducing our customer acquisition costs.

In the U.S., we offer residential solar and energy storage products directly through our website, stores and galleries, as well as through our network of channel partners. Outside of the U.S., we use our international sales organization and a network of channel partners to market and sell these products for the residential market. We also sell Powerwall directly to utilities. In the case of products sold to utilities or channel partners, such partners typically sell the product to residential customers and manage the installation in customer homes.

We sell our commercial and utility-scale energy storage systems to customers through our U.S. and international sales organization and our channel partner network. In certain jurisdictions, we also sell installed solar energy systems (with or without energy storage) to commercial customers through PPA transactions.

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

Energy Generation and Storage

We provide service and repairs to our energy product customers, including under warranty where applicable. We generally provide manufacturer’s limited warranties with our energy storage product and offer certain extended limited warranties that are available at the time of purchase of the system. If we install a system, we also provide certain limited warranties on our installation workmanship. As part of our energy storage system contracts, we may provide the customer with performance guarantees that commit that the underlying system will meet or exceed the minimum energy performance requirements specified in the contract.

For retrofit solar energy systems, we provide separate limited warranties for workmanship and against roof leaks, and for Solar Roof, we also provide limited warranties for defects and weatherization. For components not manufactured by us, we generally pass-through the applicable manufacturers’ warranties. As part of our solar energy system contracts, we may provide the customer with performance guarantees that commit that the underlying system will meet or exceed the minimum energy generation requirements specified in the contract.

Financial Services

Automotive

Purchase Financing and Leases

We offer leasing and/or loan financing arrangements for our vehicles in certain jurisdictions in North America, Europe and Asia ourselves and through various financial institutions. Under certain of such programs, we have provided resale value guarantees or buyback guarantees that may obligate us to repurchase the subject vehicles at pre-determined values.

Insurance

In August 2019, we launched an insurance product designed for our customers in California. In 2021, we launched our insurance product using real-time driving behavior in select states, which offers rates that are often better than other alternatives and promotes safer driving. Our insurance products are currently available in Arizona, California, Illinois, Ohio and Texas and we plan to expand the markets in which we offer insurance products, as part of our ongoing effort to decrease the total cost of ownership for our customers.

Energy Generation and Storage

We currently offer certain loan and PPA options to residential or commercial customers who pair energy storage systems with solar energy systems. We offer certain financing options to our solar customers, which enable the customer to purchase and own a solar energy system, Solar Roof or integrated solar and Powerwall system. Our solar PPAs, offered to commercial customers, charges a fee per kilowatt-hour based on the amount of electricity produced by our solar energy systems.

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

Gigafactory Nevada near Reno, Nevada

Our battery material, cell, module and battery pack production for Model 3, Model Y and our energy products are manufactured in one location at Gigafactory Nevada. In addition, we manufacture vehicle drive units and energy storage components there. Gigafactory Nevada allows us to access high volumes of lithium-ion battery cells manufactured by our partner Panasonic there while achieving a significant reduction in the cost of our battery packs. We continue to invest in Gigafactory Nevada to achieve additional output there.

Gigafactory New York in Buffalo, New York

We use Gigafactory New York for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components and for other functions.

Gigafactory Shanghai in China

We established Gigafactory Shanghai to increase the affordability of our vehicles for customers in local markets by reducing transportation and manufacturing costs and eliminating the impact of unfavorable tariffs. We continue to increase the degree of localized procurement and manufacturing there. Gigafactory Shanghai is representative of our plan to iteratively improve our manufacturing operations as we establish new factories, as we implemented the learnings from our Model 3 and Model Y ramp at the Fremont Factory to commence and ramp our production at Gigafactory Shanghai quickly and cost-effectively.

Other Manufacturing

Generally, we continue to expand production capacity at our existing facilities. We also intend to further increase cost-competitiveness in our significant markets by strategically adding local manufacturing, including at Gigafactory Berlin in Germany and Gigafactory Texas in Austin, Texas, which will begin production in 2022.

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

Programs and Incentives

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

We have agreements with the California Alternative Energy and Advanced Transportation Financing Authority that provide multi-year sales tax exclusions on purchases of manufacturing equipment that will be used for specific purposes, including the expansion and ongoing development of electric vehicles and powertrain production in California, thus reducing our cost basis in the related assets in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Gigafactory Nevada—Nevada Tax Incentives

In connection with the construction of Gigafactory Nevada, we entered into agreements with the State of Nevada and Storey County in Nevada that provide abatements for specified taxes, discounts to the base tariff energy rates and transferable tax credits in consideration of capital investment and hiring targets that were met at Gigafactory Nevada. These incentives are available until June 2024 or June 2034, depending on the incentive and primarily offset related costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Gigafactory New York—New York State Investment and Lease

We have a lease through the Research Foundation for the State University of New York (the “SUNY Foundation”) with respect to Gigafactory New York. Under the lease and a related research and development agreement, we are continuing to designate further buildouts at the facility. We are required to comply with certain covenants, including hiring and cumulative investment targets. This incentive offsets the related lease costs of the facility in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. As of December 31, 2021, we are in excess of such targets relating to investments and personnel in the State of New York and Buffalo.

Gigafactory Shanghai—Land Use Rights and Economic Benefits

We have an agreement with the local government of Shanghai for land use rights at Gigafactory Shanghai. Under the terms of the arrangement, we are required to meet a cumulative capital expenditure target and an annual tax revenue target starting at the end of 2023. In addition, the Shanghai government has granted to our Gigafactory Shanghai subsidiary certain incentives to be used in connection with eligible capital investments at Gigafactory Shanghai. These incentives offset the related costs of our facilities in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Finally, the Shanghai government granted a beneficial corporate income tax rate of 15% to certain eligible enterprises, which is lower than the 25% statutory corporate income tax rate in China. Our Gigafactory Shanghai subsidiary was granted this lower rate for 2019 through 2023. This lower tax rate reduces the income tax provision in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Gigafactory Texas – Tax Incentives

In connection with the construction of Gigafactory Texas, we entered into a 20-year agreement with Travis County in Texas pursuant to which we would receive grant funding equal to 70-80% of property taxes paid by us to Travis County and a separate 10-year agreement with the Del Valle Independent School District in Texas pursuant to which a portion of the taxable value of our property would be capped at a specified amount, in each case subject to our meeting certain minimum economic development metrics through our construction and operations at Gigafactory Texas. These incentives will offset the related costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Automotive Regulatory Credits

We earn tradable credits in the operation of our business under various regulations related to zero-emission vehicles (“ZEVs”), greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Sales of these credits are recognized within automotive regulatory credits revenue in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Energy Storage System Incentives and Policies

While the regulatory regime for energy storage projects is still under development, there are various policies, incentives and financial mechanisms at the federal, state and local levels that support the adoption of energy storage.

For example, energy storage systems that are charged using solar energy may be eligible for the solar energy-related U.S. federal tax credits described below. The Federal Energy Regulatory Commission (“FERC”) has also taken steps to enable the participation of energy storage in wholesale energy markets. In addition, California and a number of other states have adopted procurement targets for energy storage, and behind-the-meter energy storage systems qualify for funding under the California Self Generation Incentive Program. Our customers primarily benefit directly under these programs. In certain instances our customers may transfer such credits to us as contract consideration. In such transactions they are included as a component of energy generation and storage revenues in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Solar Energy System Incentives and Policies

U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements and rebates.

In particular, Sections 48 and 25D of the U.S. Internal Revenue Code currently provide a tax credit of 26% of qualified commercial or residential expenditures for solar energy systems, which may be claimed by our customers for systems they purchase, or by us for arrangements where we own the systems. These tax credits are primarily for the direct benefit of our customers and are currently scheduled to decline and/or expire in 2023 and beyond.

Regulations

Vehicle Safety and Testing

In the U.S., our vehicles are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”) and the NHTSA bumper standard. Numerous FMVSS apply to our vehicles, such as crash-worthiness and occupant protection requirements. While our current vehicles fully comply and we expect that our vehicles in the future will fully comply with all applicable FMVSS with limited or no exemptions, FMVSS are subject to change from time to time. As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS and the NHTSA bumper standard, or otherwise are exempt, before the vehicles may be imported or sold in the U.S.

We are also required to comply with other federal laws administered by NHTSA, including the CAFE standards, Theft Prevention Act requirements, labeling requirements and other information provided to customers in writing, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and additional requirements for cooperating with compliance and safety investigations and recall reporting. The U.S. Automobile Information and Disclosure Act also requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, federal law requires inclusion of fuel economy ratings, as determined by the U.S. Department of Transportation and the Environmental Protection Agency (the “EPA”), and New Car Assessment Program ratings as determined by NHTSA, if available.

Our vehicles sold outside of the U.S. are subject to similar foreign compliance, safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. Some of those regulations impact or prevent the rollout of new vehicle features. Additionally, the European Union established new rules regarding additional compliance oversight that commenced in 2020.

Self-Driving Vehicles

Generally, laws pertaining to self-driving vehicles are evolving globally, and in some cases may create restrictions on features that we develop. While there are currently no federal U.S. regulations specifically pertaining to self-driving vehicles or self-driving equipment, NHTSA has published recommended guidelines on self-driving vehicles, and retains the authority to investigate and/or take action on the safety of any vehicle, equipment or features operating on public roads. Certain U.S. states also have legal restrictions on the operation, registration or licensure of self-driving vehicles, and many other states are considering them. This regulatory patchwork increases the legal complexity with respect to self-driving vehicles in the U.S.

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

Automobile Manufacturer and Dealer Regulation

In the U.S., state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Certain states have asserted that the laws in such states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or that they otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we generally conduct the sale out of the state. In certain such states, we have opened “galleries” that serve an educational purpose and where the title transfer may not occur.

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

Solar Energy—General

We are subject to certain state and federal regulations applicable to solar and battery storage providers and sellers of electricity. To operate our systems, we enter into standard interconnection agreements with applicable utilities. Sales of electricity and non-sale equipment leases by third parties, such as our leases and PPAs, have faced regulatory challenges in some states and jurisdictions.

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

We believe that our vehicles compete in the market both based on their traditional segment classification as well as based on their propulsion technology. For example, Model S and Model X compete primarily with premium sedans and premium SUVs and Model 3 and Model Y compete with small to medium-sized sedans and compact SUVs, which are extremely competitive markets. Competing products typically include internal combustion vehicles from more established automobile manufacturers; however, many established and new automobile manufacturers have entered or have announced plans to enter the market for electric and other alternative fuel vehicles. Overall, we believe these announcements and vehicle introductions, including the introduction of electric vehicles into rental car company fleets, promote the development of the electric vehicle market by highlighting the attractiveness of electric vehicles relative to the internal combustion vehicle. Many major automobile manufacturers have electric vehicles available today in major markets including the U.S., China and Europe, and other current and prospective automobile manufacturers are also developing electric vehicles. In addition, several manufacturers offer hybrid vehicles, including plug-in versions.

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

Environmental, Social and Governance (ESG) and Human Capital Resources

ESG

The very purpose of Tesla's existence is to accelerate the world's transition to sustainable energy. We believe the world cannot reduce carbon emissions without addressing both energy generation and consumption, and we are designing and manufacturing a complete energy and transportation ecosystem to achieve this goal. As we expand, we are building each new factory to be more efficient and sustainably designed than the previous one, including with respect to waste reduction and water usage, and we are focused on reducing the carbon footprint of our supply chain.

We are committed to only sourcing responsibly produced materials, and our suppliers are required to provide evidence of management systems that ensure social, environmental and sustainability best practices in their own operations, as well as to demonstrate a commitment to responsible sourcing into their supply chains. We have a zero-tolerance policy when it comes to child or forced labor and human trafficking by our suppliers and we look to the Organization for Economic Co-operation and Development Due Diligence Guidelines to inform our process and use feedback from our internal and external stakeholders to find ways to continually improve. We are also driving safety in our own factories by focusing on worker engagement. As our production volumes increase, our incidents per vehicle continue to drop.

We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to ESG. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company and manages its affairs consistent with high principles of business ethics. Our ESG Sustainability Council is made up of leaders from across our company, and regularly presents to our Board of Directors, which oversees our ESG impacts, initiatives and priorities.

Human Capital Resources

As of December 31, 2021, our full-time count for our and our subsidiaries’ employees worldwide was 99,290. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our relationship with our employees to be good. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our core values.

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

Our ability to retain our talented workforce is correlated to our compensation practices and culture of open communication. We provide a highly competitive wage that meets or exceeds that of comparable manufacturing roles, even before equity and benefits are factored in. In addition, the majority of our employees have the opportunity to receive additional Tesla equity each year based on their performance. We continue to review salary and wages against benchmarks and adjust to ensure wages are competitive, and have instituted a robust process for ensuring pay equity across our organization. In addition, we provide a comprehensive range of benefits options, including no-cost paycheck contributions for medical, dental and vision plan options for employees and family members.

Our employees have the right to freely discuss their wages, benefits and terms and conditions of employment and to raise complaints internally and externally. We encourage our employees to bring any concerns or complaints they have to any member of management, and any employee who is subjected to, a witness or has knowledge of any conduct that violates Tesla policies is asked to immediately report the conduct. Our employees can report concerns to their supervisor or human resources partner, as well as an integrity line to report concerns anonymously and without fear of retaliation that is available 24 hours a day, seven days a week. Concerns are reviewed in accordance with established protocols by investigators with expertise, who also periodically review for trends and outcomes for remediation and appropriate controls. Tesla provides employee training on workplace conduct at least annually and in 2021 implemented a campaign to re-highlight different reporting mechanisms available to employees.

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

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.tesla.com, and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.tesla.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of semiconductors, which has caused challenges in our supply chain and production. In addition, labor shortages resulting from the pandemic, including worker absenteeism, may lead to increased difficulty in hiring and retaining manufacturing and service workers, as well as increased labor costs. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. The contingencies inherent in the construction of, and ramp at, new facilities such as Gigafactory Berlin and Gigafactory Texas may be exacerbated by these challenges.

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

We may also experience similar future delays in launching and/or ramping production of our energy storage products and Solar Roof; new product versions or variants such as the recently updated Model S and Model X; new vehicles such as Tesla Semi, Cybertruck and the new Tesla Roadster; and future features and services based on artificial intelligence, such as new Autopilot or FSD functionalities, the autonomous Tesla ride-hailing network and robotics. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to build and bring online future manufacturing facilities and products.

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

Because we do not have independent dealer networks, we are responsible for delivering all of our vehicles to our customers. We may face difficulties with deliveries at increasing volumes, particularly in international markets requiring significant transit times. For example, we saw challenges in ramping our logistics channels in China and Europe to initially deliver Model 3 there in the first quarter of 2019. We have deployed a number of delivery models, such as deliveries to customers’ homes and workplaces and touchless deliveries, but there is no guarantee that such models will be scalable or be accepted globally. Likewise, as we ramp our energy products, we are working to substantially increase our production and installation capabilities. If we experience production delays or inaccurately forecast demand, our business, financial condition and operating results may be harmed.

Moreover, because of our unique expertise with our vehicles, we recommend that our vehicles be serviced by us or by certain authorized professionals. If we experience delays in adding servicing capacity or servicing our vehicles efficiently, or experience unforeseen issues with the reliability of our vehicles, particularly higher-volume and relatively newer additions to our fleet such as Model 3 and Model Y, it could overburden our servicing capabilities and parts inventory. Similarly, the increasing number of Tesla vehicles also requires us to continue to rapidly increase the number of our Supercharger stations and connectors throughout the world.

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

Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters such as the March 2011 earthquakes in Japan, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. We have used alternative parts and programmed software to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production, such as for Model 3 and Model Y, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited vehicle manufacturing experience outside of the Fremont Factory and we may experience issues increasing the level of localized procurement at our Gigafactory Shanghai and at future factories such as Gigafactory Berlin and Gigafactory Texas. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in light of the increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

Our ability to increase production of our vehicles on a sustained basis, make them affordable globally by accessing local supply chains and workforces and streamline delivery logistics is dependent on the construction and ramp of our current and future factories. The construction of and commencement and ramp of production at these factories are subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, potential supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale. For example, we are currently constructing Gigafactory Berlin under conditional permits in anticipation of being granted final permits. Moreover, we will have to establish and ramp production of our proprietary battery cells and packs at our new factories, and we additionally intend to incorporate sequential design and manufacturing changes into vehicles manufactured at each new factory. We have limited experience to date with developing and implementing manufacturing innovations outside of the Fremont Factory and Gigafactory Shanghai. In particular, the majority of our design and engineering resources are currently located in California. In order to meet our expectations for our new factories, we must expand and manage localized design and engineering talent and resources. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for our new factories, expanding and managing teams to implement iterative design and production changes there, maintaining and complying with the terms of any debt financing that we obtain to fund them or generating and maintaining demand for the vehicles we manufacture there, our business, prospects, operating results and financial condition may be harmed.

We will need to maintain and significantly grow our access to battery cells, including through the development and manufacture of our own cells, and control our related costs.

We are dependent on the continued supply of lithium-ion battery cells for our vehicles and energy storage products, and we will require substantially more cells to grow our business according to our plans. Currently, we rely on suppliers such as Panasonic and Contemporary Amperex Technology Co. Limited (CATL) for these cells. We have to date fully qualified only a very limited number of such suppliers and have limited flexibility in changing suppliers. Any disruption in the supply of battery cells from our suppliers could limit production of our vehicles and energy storage products. In the long term, we intend to supplement cells from our suppliers with cells manufactured by us, which we believe will be more efficient, manufacturable at greater volumes and more cost-effective than currently available cells. However, our efforts to develop and manufacture such battery cells have required, and may continue to require, significant investments, and there can be no assurance that we will be able to achieve these targets in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our planned vehicle and energy storage product production or procure additional cells from suppliers at potentially greater costs, either of which may harm our business and operating results.

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

The worldwide automotive market is highly competitive today and we expect it will become even more so in the future. For example, Model 3 and Model Y face competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan and compact SUV markets. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered, or are reported to have plans to enter, the market for electric and other alternative fuel vehicles, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and other vehicle applications and software platforms. In some cases, our competitors offer or will offer electric vehicles in important markets such as China and Europe, and/or have announced an intention to produce electric vehicles exclusively at some point in the future. Many of our competitors have significantly greater or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in our lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which may harm our business, financial condition and operating results.

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

Risks Related to Our Operations

We may experience issues with lithium-ion cells or other components manufactured at Gigafactory Nevada and Gigafactory Shanghai, which may harm the production and profitability of our vehicle and energy storage products.

Our plan to grow the volume and profitability of our vehicles and energy storage products depends on significant lithium-ion battery cell production, including by our partner Panasonic at Gigafactory Nevada. In addition, we produce several vehicle components, such as battery modules and packs and drive units at Gigafactory Nevada and Gigafactory Shanghai, and we also manufacture energy storage products at Gigafactory Nevada. In the past, some of the manufacturing lines for certain product components took longer than anticipated to ramp to their full capacity, and additional bottlenecks may arise in the future as we continue to increase the production rate and introduce new lines. If we are unable to or otherwise do not maintain and grow our respective operations at Gigafactory Nevada and Gigafactory Shanghai production, or if we are unable to do so cost-effectively or hire and retain highly-skilled personnel there, our ability to manufacture our products profitably would be limited, which may harm our business and operating results.

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

The automobile industry generally experiences significant product liability claims, and as such we face the risk of such claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our vehicles have been involved and we expect in the future will be involved in accidents resulting in death or personal injury, and such accidents where Autopilot or FSD features are engaged are the subject of significant public attention. We have experienced, and we expect to continue to face, claims and regulatory scrutiny arising from or related to misuse or claimed failures of such new technologies that we are pioneering. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. Likewise, as our solar energy systems and energy storage products generate and store electricity, they have the potential to fail or cause injury to people or property. Any product liability claim may subject us to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require us to defend it, all of which may generate negative publicity and be expensive and time-consuming. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds and not by insurance.

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

We offer financing arrangements for our vehicles in North America, Europe and Asia primarily ourselves and through various financial institutions. We also currently offer vehicle financing arrangements directly through our local subsidiaries in certain markets. Depending on the country, such arrangements are available for specified models and may include operating leases directly with us under which we typically receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. We have also offered various arrangements for customers of our solar energy systems whereby they pay us a fixed payment to lease or finance the purchase of such systems or purchase electricity generated by them. If we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing these transactions, we may become subject to enforcement actions or penalties.

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

We are party to an operating lease and a research and development agreement through the SUNY Foundation. These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. As of December 31, 2021, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or other components. Any of the foregoing events may harm our business, financial condition and operating results.

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

Employees may leave Tesla or choose other employers over Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology experience, or any negative publicity related to us. In regions where we have or will have operations, particularly significant engineering and manufacturing centers, there is strong competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, engineering and electrical and building construction expertise. Moreover, we may be impacted by perceptions relating to reductions in force that we have conducted in the past in order to optimize our organizational structure and reduce costs and the departure of certain senior personnel for various reasons. Likewise, as a result of our temporary suspension of various U.S. manufacturing operations in the first half of 2020, in April 2020, we temporarily furloughed certain hourly employees and reduced most salaried employees’ base salaries. We also compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities.

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

Our information technology systems or data, or those of our service providers or customers or users could be subject to cyber-attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

We continue to expand our information technology systems as our operations grow, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the U.S. and abroad. While, we maintain information technology measures designed to protect us against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, our systems and those of our service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks.

To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of our data, including intellectual property and personal information, or our products or vehicles, or for it to be believed or reported that any of these occurred, it could disrupt our business, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm.

We also rely on service providers, and similar incidents relating to their information technology systems could also have a material adverse effect on our business. There have been and may continue to be significant supply chain attacks. Our service providers, including our workforce management software provider, have been subject to ransomware and other security incidents, and we cannot guarantee that our or our service providers’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident, or other disruption to, our or our service providers’ systems. Our ability to monitor our service providers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures.

Further, the implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operation. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

Moreover, if we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, including intellectual property and personal information, could be compromised or misappropriated and our reputation may be adversely affected. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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

As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from, for example, industry-wide issues with airbags from a particular supplier, concerns of corrosion in certain Model S and Model X power steering assist motor bolts, suspension failures in certain Model S and Model X, issues with certain Model S and Model X media control units and torqueing of bolts to internal specifications on certain Model 3 and Model Y, misalignment of the frunk latch assembly on certain Model S and unavailability of the rearview camera display on certain Model 3. In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that shows the actual safety risk to be non-existent. In the future, we may voluntarily or involuntarily initiate recalls if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. federal motor vehicle safety standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.

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

As of December 31, 2021, we and our subsidiaries had outstanding $5.38 billion in aggregate principal amount of indebtedness (see Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar, currently primarily the Chinese yuan, euro, Canadian dollar and Norwegian krone. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Chinese yuan and Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results may be harmed.

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

Increased scrutiny and changing expectations from stakeholders with respect to the Company's ESG practices may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. While our mission is to accelerate the world's transition to sustainable energy, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed.

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health epidemics.

We may be impacted by natural disasters, wars, health epidemics, weather conditions, the long-term effects of climate change, power outages or other events outside of our control. For example, our Fremont Factory and Gigafactory Nevada are located in seismically active regions in Northern California and Nevada, and our Gigafactory Shanghai is located in a flood-prone area. Moreover, the area in which our Gigafactory Texas is located experienced severe winter storms in the first quarter of 2021 that had a widespread impact on utilities and transportation. If major disasters such as earthquakes, floods or other climate-related events occur, or our information system or communication breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the global COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As we grow our manufacturing operations in additional regions, we are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China, Germany and other locations abroad, including laws relating to the use, handling, storage, recycling, disposal and/or human exposure to hazardous materials, product material inputs and post-consumer products and with respect to constructing, expanding and maintaining our facilities. New, or changes in, environmental and climate change laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant, and any failures to comply could result in significant expenses, delays or fines. In addition, as we have increased our employee headcount and operations, we are and may continue to be subject to increased scrutiny, including litigation and government investigations relating to allegations such as discrimination and workplace misconduct, that we will need to defend against. If we are unable to successfully defend ourselves in such litigation or government investigations, it may harm our brand, ability to attract and retain qualified employees, business and financial condition. We are also subject to laws and regulations applicable to the supply, manufacture, import, sale and service of our products both domestically and abroad. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions that are often materially different from requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

In particular, we offer in our vehicles Autopilot and FSD Capability features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our FSD Capability technology with the goal of achieving fully self-driving capability in the future. There are a variety of international, federal and state regulations that may apply to the sale, registration and operation of fully self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a human driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and their availability, which could adversely affect our business.

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

Any failure by us or our vendor or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the General Data Protection Regulation applies to the processing of personal information collected from individuals located in the European Union, and has created new compliance obligations and significantly increased fines for noncompliance. Similarly, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents. Finally, new privacy and cybersecurity laws have come into effect in China. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems may result in fines, penalties and damages and harm our brand, prospects and operating results.

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

While we intend to continue to leverage our most effective sales strategies, including sales through our website, we may not be able to sell our vehicles through our own stores in certain states in the U.S. with laws that may be interpreted to impose limitations on this direct-to-consumer sales model. It has also been asserted that the laws in some states limit our ability to obtain dealer licenses from state motor vehicle regulators, and such assertions persist. In certain locations, decisions by regulators permitting us to sell vehicles have been, and may be, challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. We have prevailed in many of these lawsuits and such results have reinforced our continuing belief that state laws were not intended to apply to a manufacturer that does not have franchise dealers. In some states, there have also been regulatory and legislative efforts by dealer associations to propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate. The application of state laws applicable to our operations continues to be difficult to predict.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $1,243.49 per share and a low of $539.49 per share. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Austin, Texas. Our principal facilities include a large number of properties in North America, Europe and Asia utilized for manufacturing and assembly, warehousing, engineering, retail and service locations, Supercharger sites and administrative and sales offices. Our facilities are used to support both of our reporting segments, and are suitable and adequate for the conduct of our business. We primarily lease such facilities with the exception of some manufacturing facilities. The following table sets forth the location of our primary owned and leased manufacturing facilities.

Primary Manufacturing Facilities	Location	Owned or Leased
Gigafactory Texas	Austin, Texas	Owned
Fremont Factory	Fremont, California	Owned
Gigafactory Nevada	Sparks, Nevada	Owned
Gigafactory Berlin	Grunheide, Germany	Owned
Gigafactory Shanghai	Shanghai, China	*
Gigafactory New York	Buffalo, New York	Leased

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

In April 2021, we received a notice from the Environmental Protection Agency (the “EPA”) alleging that Tesla failed to provide records demonstrating compliance with certain requirements under the applicable National Emission Standards for Hazardous Air Pollutants under the Clean Air Act of 1963, as amended, relating to Surface Coating of Automobiles and Light-Duty Trucks regulations. Tesla has responded to all information requests from the EPA and refutes the allegations. Tesla continues to cooperate with the EPA in resolving this matter, and it is not currently expected to have a material adverse impact on our business.

District attorneys in certain California counties are conducting an investigation into Tesla's waste segregation practices pursuant to Cal. Health & Saf. Code section 25100 et seq. and Cal. Civil Code § 1798.80. Tesla has implemented various remedial measures, including conducting training and audits, and enhancements to its site waste management programs. While the outcome of this matter cannot be determined at this time, it is not currently expected to have a material adverse impact on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at $3.40 per share on June 28, 2010 as adjusted to give effect to the five-for-one stock split effected in the form of a stock dividend in August 2020.

Holders

As of January 31, 2022, there were 7,051 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison, from January 1, 2017 through December 31, 2021, of the cumulative total return on our common stock, The NASDAQ Composite Index and a group of all public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2017 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the offering of 2.00% Convertible Senior Notes due 2024 in May 2019, we sold warrants to each of Société Générale, Wells Fargo Bank, National Association, Goldman, Sachs & Co. LLC and Credit Suisse Capital LLC. On October 26, 2021, we agreed with each of Société Générale, Wells Fargo Bank, National Association and Credit Suisse Capital LLC to partially terminate such warrants, and in connection with such partial termination, we issued an aggregate of 2,711,289 shares of our common stock to Société Générale, Wells Fargo Bank, National Association and Credit Suisse Capital LLC. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2019-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2020, which was filed with the Securities and Exchange Commission on February 8, 2021.

Overview and 2021 Highlights

Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer maintenance, installation, operation, financial and other services related to our products. Additionally, we are increasingly focused on products and services based on artificial intelligence, robotics and automation.

In 2021, we produced 930,422 vehicles and delivered 936,222 vehicles. We are currently focused on increasing vehicle production and capacity, improving and developing battery technologies, improving our FSD capabilities, increasing the affordability and efficiency of our vehicles and expanding our global infrastructure.

In 2021, we deployed 3.99 GWh of energy storage products and 345 megawatts of solar energy systems. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit and new build solar energy systems.

In 2021, we recognized total revenues of $53.82 billion, representing a 71% increase compared to the prior year. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

In 2021, our net income attributable to common stockholders was $5.52 billion, representing a favorable change of $4.80 billion, compared to the prior year. We continue to focus on improving our profitability through production and operational efficiencies.

We ended 2021 with $17.58 billion in cash and cash equivalents, representing a decrease of $1.81 billion from the end of 2020. Our cash flows provided by operating activities during 2021 was $11.50 billion, representing an increase of $5.55 billion compared to $5.94 billion during 2020, and capital expenditures amounted to $6.48 billion during 2021, compared to $3.16 billion during 2020. Sustained growth has allowed our business to generally fund itself, but we will continue investing in a number of capital-intensive projects in upcoming periods.

Management Opportunities, Challenges and Risks and 2022 Outlook

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

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Annual Report on Form 10-K:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin	Model Y	Equipment test
Gigafactory Texas	Model Y	Equipment test
	Cybertruck	In development
TBD	Tesla Semi	In development
TBD	Tesla Roadster	In development

We are focused on ramping all of our production vehicles to their installed production capacities as well as increasing capacity at our current factories. Our current production continues to be affected by the industry-wide semiconductor and other component shortages, requiring additional workaround manufacturing and production design solutions to be implemented which may be difficult to sustain. Builds of Model Y in Gigafactory Texas and equipment testing through the vehicle production process in Gigafactory Berlin started in late 2021. The next phase of production growth will depend on the testing and ramp at Gigafactory Berlin and Gigafactory Texas, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Consistent with our approach of innovating manufacturing techniques at our new factories, we expect as well to pioneer new methods related to the mass production of these cells and our unique structural battery pack concept. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

However, these plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by the number of concurrent international projects, any industry-wide component constraints which may increase the number of manufacturing and production design workaround solutions required, labor shortages and any future impact from events outside of our control such as the COVID-19 pandemic. Moreover, we must meet ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.

Automotive—Demand and Sales

Our cost reduction efforts and additional localized procurement and manufacturing are key to our vehicles’ affordability, and for example, have allowed us to competitively price our vehicles in China. In addition to ramping production in 2022, we will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through products based on artificial intelligence such as Autopilot and FSD, and other software features. Moreover, we expect to continue to benefit from a spike in demand in the automotive industry generally, as well as ongoing electrification of the automotive sector and increasing environmental awareness.

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

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products in the new Model S and Model X, Megapack and Solar Roof, ramping manufacturing facilities on three continents and piloting the development and manufacture of new battery cell technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development and all other continuing infrastructure growth, we currently expect our capital expenditures to be between $5.00 to $7.00 billion in 2022 and each of the next two fiscal years.

Our business has recently been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also facilitating positive cash generation. On the other hand, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions and labor availability associated with the COVID-19 pandemic. Moreover, as our stock price has significantly increased, we have seen higher levels of early conversions of “in-the-money” convertible senior notes, which obligates us to deliver cash and or shares pursuant to the terms of those notes. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.

Operating Expense Trends

As long as we see expanding sales, and excluding the potential impact of macroeconomic conditions including increased labor costs and impairment charges on certain assets as explained below, we generally expect operating expenses relative to revenues to decrease as we continue to increase operational efficiency and process automation. We expect operating expenses to grow in 2022 as we are expanding our operations globally.

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale. For any digital assets held now or in the future, these charges may negatively impact our profitability in the periods in which such impairments occur even if the overall market values of these assets increase. For example, in the year ended December 31, 2021, we recorded approximately $101 million of impairment losses resulting from changes to the carrying value of our bitcoin and gains of $128 million on certain sales of bitcoin by us.

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

Revenue Recognition

Automotive Sales without Resale Value Guarantee

Automotive sales revenue includes revenues related to deliveries of new vehicles and pay-per-use charges, and specific other features and services that meet the definition of a performance obligation under ASC 606, including access to our Supercharger network, internet connectivity, FSD features and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Other features and services such as access to our Supercharger network, internet connectivity and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. We recognize revenue related to these other features and services over the performance period, which is generally the estimated useful life of the vehicle. Revenue related to FSD features is recognized when functionality is delivered to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

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

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606 as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The process to determine whether there is a significant economic incentive includes a comparison of a vehicle’s estimated market value at the time the option is exercisable with the guaranteed resale value to determine the customer’s economic incentive to exercise. The performance obligations and the pattern of recognizing automotive sales with resale value guarantees are consistent with automotive sales without resale value guarantees with the exception of our estimate for sales return reserve. Sales return reserves for automotive sales with resale value guarantees are estimated based on historical experience plus consideration for expected future market values. On a quarterly basis, we assess the estimated market values of vehicles sold with resale value guarantees to determine whether there have been changes to the likelihood of future product returns. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

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

Should our estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in our estimates may result in a material charge to our reported financial results.

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

Income Taxes

We are subject to taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union and a number of other countries are actively considering changes in this regard. As of December 31, 2021, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes or taxes payable based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that some of those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the U.S. and various foreign jurisdictions, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are subject to audit by the various federal, state and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

Results of Operations

Revenues

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Automotive sales	$44,125	$24,604	$19,358	$19,521	79%	$5,246	27%
Automotive regulatory credits	1,465	1,580	594	(115)	-7%	986	166%
Automotive leasing	1,642	1,052	869	590	56%	183	21%
Total automotive revenues	47,232	27,236	20,821	19,996	73%	6,415	31%
Services and other	3,802	2,306	2,226	1,496	65%	80	4%
Total automotive & services and other segment revenue	51,034	29,542	23,047	21,492	73%	6,495	28%
Energy generation and storage segment revenue	2,789	1,994	1,531	795	40%	463	30%
Total revenues	$53,823	$31,536	$24,578	$22,287	71%	$6,958	28%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to cash deliveries of new Model S, Model X, Model 3 and Model Y vehicles, including access to our Supercharger network, internet connectivity, FSD features and over-the-air software updates. Cash deliveries are vehicles that are not subject to lease accounting.

Automotive regulatory credits includes sales of regulatory credits to other automotive manufacturers. Our revenue from automotive regulatory credits is directly related to our new vehicle production, sales and pricing negotiated with our customers. We monetize them proactively as new vehicles are sold based on standing arrangements with buyers of such credits, typically as close as possible to the production and delivery of the vehicle or changes in regulation impacting the credits.

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

2021 compared to 2020

Automotive sales revenue increased $19.52 billion, or 79%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase of 433,815 Model 3 and Model Y cash deliveries year over year from production ramping at both Gigafactory Shanghai and the Fremont Factory at a slightly higher combined average selling price from a higher proportion of Model Y sales offset by regional sales mix. Additionally, we had a $365 million net release of our sales return reserve on vehicles sold with resale value guarantees, which increased our automotive sales revenue, due to actual return rates being lower than expected and increases in resale values of our vehicles in 2021. The increases in automotive sales revenue were partially offset by a decrease of 28,819 Model S and Model X cash deliveries at a higher combined average selling price as deliveries of the new versions of Model S and Model X only began ramping in the second and fourth quarters of 2021, respectively.

Automotive regulatory credits revenue decreased $115 million, or 7%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to changes in regulation which entitled us to additional credits in the prior year and changes in pricing in certain regions.

Automotive leasing revenue increased $590 million, or 56%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in cumulative vehicles under our direct operating lease program and an increase in direct sales-type leasing revenue as we have a full year of sales in 2021 since we began offering the program during the third quarter of 2020. These increases were partially offset by the decrease in automotive leasing revenue associated with our resale value guarantee leasing programs accounted for as operating leases as those portfolios have declined.

Services and other revenue increased $1.50 billion, or 65%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in used vehicle revenue driven by increases in volume and average selling prices of used vehicles, non-warranty maintenance services revenue as our fleet continues to grow and retail merchandise revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, services related to such products and sales of solar energy systems incentives.

2021 compared to 2020

Energy generation and storage revenue increased by $795 million, or 40%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in deployments of Megapack, solar cash and loan jobs, Powerwall and Solar Roof, partially offset by a decrease in Powerpack deployments as we phase out the product following the introduction of Megapack.

Cost of Revenues and Gross Margin

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Cost of revenues
Automotive sales	$32,415	$19,696	$15,939	$12,719	65%	$3,757	24%
Automotive leasing	978	563	459	415	74%	104	23%
Total automotive cost of revenues	33,393	20,259	16,398	13,134	65%	3,861	24%
Services and other	3,906	2,671	2,770	1,235	46%	(99)	-4%
Total automotive & services and other segment cost of revenues	37,299	22,930	19,168	14,369	63%	3,762	20%
Energy generation and storage segment	2,918	1,976	1,341	942	48%	635	47%
Total cost of revenues	$40,217	$24,906	$20,509	$15,311	61%	$4,397	21%

Gross profit total automotive	$13,839	$6,977	$4,423
Gross margin total automotive	29.3%	25.6%	21.2%

Gross profit total automotive & services and other segment	$13,735	$6,612	$3,879
Gross margin total automotive & services and other segment	26.9%	22.4%	16.8%

Gross profit energy generation and storage segment	$(129)	$18	$190
Gross margin energy generation and storage segment	-4.6%	0.9%	12.4%

Total gross profit	$13,606	$6,630	$4,069
Total gross margin	25.3%	21.0%	16.6%

Automotive & Services and Other Segment

Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles. Cost of automotive leasing revenue also includes vehicle connectivity costs and allocations of electricity and infrastructure costs related to our Supercharger network for vehicles under our leasing programs.

Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, cost of used vehicles including refurbishment costs, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts, material and labor costs and manufacturing overhead associated with the sales by our acquired subsidiaries to third party customers.

2021 compared to 2020

Cost of automotive sales revenue increased $12.72 billion, or 65%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase of 433,815 Model 3 and Model Y cash deliveries. Additionally, the net release of our sales return reserve on vehicles sold with resale value guarantees resulted in a corresponding increase of $286 million in cost of automotive sales revenue. These increases were partially offset by a decrease of 28,819 Model S and Model X cash deliveries at higher costs per unit due to temporary under-utilization of manufacturing capacity at lower production volumes during our current production ramp of the new versions of Model S and Model X. Additionally, there was a decrease in combined average Model 3 and Model Y costs per unit due to changes in regional production mix as Gigafactory Shanghai has ramped in capacity, where costs are lower from localized procurement and manufacturing in China.

Cost of automotive leasing revenue increased $415 million, or 74%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in cumulative vehicles under our direct operating lease program and an increase in direct sales-type leasing cost of revenues from more sales in the current year. These increases were partially offset by the decrease in cost of automotive leasing revenue associated with our resale value guarantee leasing programs accounted for as operating leases as those portfolios have declined.

Cost of services and other revenue increased $1.24 billion, or 46%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in used vehicle cost of revenue driven by increases in volume and costs of non-Tesla used vehicles, costs to support our increase in non-warranty maintenance services revenue and costs of retail merchandise as our sales have increased.

Gross margin for total automotive increased from 25.6% in the year ended December 31, 2020 to 29.3% in the year ended December 31, 2021. The increase was primarily due to favorable changes in sales and production mix of Model 3 and Model Y as Gigafactory Shanghai has ramped in capacity. The average Model 3 and Model Y costs per unit have decreased significantly due to localized procurement and manufacturing in China despite rising raw material, commodity, logistics and expedite costs. Additionally, our Model Y gross margin has benefitted from shared manufacturing of Model 3 and learnings from the scaling of past products. These increases were partially offset by a decrease of $115 million in sales of regulatory credits, which have negligible incremental costs associated with them.

Gross margin for total automotive & services and other segment increased from 22.4% in the year ended December 31, 2020 to 26.9% in the year ended December 31, 2021, primarily due to the automotive gross margin impacts discussed above and an improvement in our services and other gross margin. Additionally, there was a lower proportion of services and other, which operated at a lower gross margin than our automotive business, within the segment in the year ended December 31, 2021 compared to the prior year.

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

2021 compared to 2020

Cost of energy generation and storage revenue increased by $942 million, or 48%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to increases in deployments of Solar Roof, solar cash and loan jobs, Megapack and Powerwall, partially offset by reductions in average costs per unit of Solar Roof as deployments have increased and a decrease in Powerpack deployments as we phase out the product following the introduction of Megapack.

Gross margin for energy generation and storage decreased from 0.9% in the year ended December 31, 2020 to -4.6% in the year ended December 31, 2021, primarily due to a higher proportion of Solar Roof in our overall energy business which operated at a lower gross margin as a result of temporary manufacturing underutilization during product ramp despite an improvement in gross margin compared to the prior year and lower Powerpack gross margin as fixed cost absorptions are negatively impacted as we phase out the product following the introduction of Megapack. These decreases were partially offset by a higher proportion of Powerwall in our overall energy business which operated at a higher gross margin as well as an increase in Megapack gross margin as we continue to scale the products.

Research and Development Expense

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Research and development	$2,593	$1,491	$1,343	$1,102	74%	$148	11%
As a percentage of revenues	5%	5%	5%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $1.10 billion, or 74%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to a $506 million increase in employee and labor related expenses due to an increase in headcount, a $263 million increase in R&D expensed materials, a $211 million increase in facilities, outside services, freight and depreciation expense and an $103 million increase in stock-based compensation expense. These increases were to support our expanding product roadmap such as the new versions of Model S and Model X and technologies including our proprietary battery cells and there were additional R&D expenses as we were in the pre-production phases at both Gigafactory Texas and Gigafactory Berlin in the current year.

R&D expenses as a percentage of revenue remained consistent at 5% in the year ended December 31, 2021 as compared to the year ended December 31, 2020. R&D expenses increased proportionately with the increase in total revenues from expanding sales.

Selling, General and Administrative Expense

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Selling, general and administrative	$4,517	$3,145	$2,646	$1,372	44%	$499	19%
As a percentage of revenues	8%	10%	11%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses increased $1.37 billion, or 44%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase is primarily due to an increase of $568 million in employee and labor related expenses from increased headcount and increased payroll taxes due to our higher average share price in the year ended December 31, 2021 compared to the prior year. Additionally, there was $340 million of additional payroll tax due to our CEO's option exercises from the 2012 CEO Performance Award, a $319 million increase in office, information technology, facilities-related expenses, sales and marketing activities and other costs and an increase of $145 million in stock-based compensation expense, of which $72 million was attributable to the 2018 CEO Performance Award. See Note 13, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SG&A expenses as a percentage of revenue decreased from 10% in the year ended December 31, 2020 to 8% in the year ended December 31, 2021. Our SG&A expenses have decreased as a proportion of total revenues due to operational efficiencies.

Restructuring and Other Expense

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Restructuring and other	$(27)	$—	$149	$(27)	Not meaningful	$(149)	-100%
As a percentage of revenues	0%	0%	1%

During the year ended December 31, 2021, we recorded $101 million of impairment losses on bitcoin. We also realized gains of $128 million in connection with selling a portion of our holdings in March 2021. See Note 2, Summary of Significant Accounting Policies, and Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Interest Expense

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Interest expense	$(371)	$(748)	$(685)	$377	-50%	$(63)	9%
As a percentage of revenues	1%	2%	3%

Interest expense decreased by $377 million, or 50%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a reduction of $173 million as a result of the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2021, whereby we have de-recognized the remaining debt discounts on the 2022 Notes and 2024 Notes and therefore no longer recognize any amortization of debt discounts as interest expense, as well as the continued reduction in our overall debt balance. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Other Income (Expense), Net

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Other income (expense), net	$135	$(122)	$45	$257	Not meaningful	$(167)	Not meaningful
As a percentage of revenues	0%	0%	0%

Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, changed favorably by $257 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to favorable fluctuations in foreign currency exchange rates and a $49 million favorable change in the mark-to-market remeasurement of our interest rate swaps.

Provision for Income Taxes

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Provision for income taxes	$699	$292	$110	$407	139%	$182	165%
Effective tax rate	11%	25%	-17%

Our provision for income taxes increased by $407 million, or 139%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the increases in taxable profits within our foreign jurisdictions year over year.

Our effective tax rate decreased from 25% to 11% in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to growth in pre-tax income and changes in mix of jurisdictional earnings.

See Note 14, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
(Dollars in millions)	2021	2020	2019	$	%	$	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$125	$141	$87	$(16)	-11%	$54	62%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $16 million, or 11%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Liquidity and Capital Resources

We expect to continue to generate net positive operating cash flow as we have done in the last four fiscal years. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities such as the Fremont Factory, Gigafactory Nevada, Gigafactory Shanghai and Gigafactory New York, the construction and ramp of Gigafactory Berlin and Gigafactory Texas and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger network and energy product installation capabilities.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2021, as well as in the long-term.

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

As discussed in and subject to the considerations referenced in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Risks and 2022 Outlook—Cash Flow and Capital Expenditure Trends in this Annual Report on Form 10-K, we currently expect our capital expenditures to support our projects globally to be between $5.00 to $7.00 billion in 2022 and each of the next two fiscal years. In connection with our operations at Gigafactory New York, we have an agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021 and which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021). We also have an operating lease arrangement with the local government of Shanghai pursuant to which we are required to spend RMB 14.08 billion in capital expenditures at Gigafactory Shanghai by the end of 2023. For details regarding these obligations, refer to Note 15, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2021, we and our subsidiaries had outstanding $5.38 billion in aggregate principal amount of indebtedness, of which $1.09 billion is scheduled to become due in the succeeding 12 months. As of December 31, 2021, our total minimum lease payments are $4.03 billion, of which $1.04 billion is due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 11, Debt, and Note 12, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.

As of December 31, 2021, we had $17.58 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $7.22 billion and consisted primarily of Chinese yuan, euros and Canadian dollars. In addition, we had $1.11 billion of unused committed amounts under our credit facilities as of December 31, 2021. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets). For details regarding our indebtedness, refer to Note 11, Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We continue adapting our investment strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other marketable securities, digital assets and providing product related financing. In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin. The fair market value of our bitcoin holdings as of December 31, 2021 was $1.99 billion. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. However, digital assets may be subject to volatile market prices, which may be unfavorable at the times when we may want or need to liquidate them. Additionally, we held short-term marketable securities of $131 million as of December 31, 2021.

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net cash provided by operating activities	$11,497	$5,943	$2,405
Net cash used in investing activities	$(7,868)	$(3,132)	$(1,436)
Net cash (used in) provided by financing activities	$(5,203)	$9,973	$1,529

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative and working capital. Our operating cash inflows include cash from vehicle sales and related servicing, customer lease payments, customer deposits, cash from sales of regulatory credits and energy generation and storage products. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, operating expenses, operating lease payments and interest payments on our financings.

Net cash provided by operating activities increased by $5.55 billion to $11.50 billion during the year ended December 31, 2021 from $5.94 billion during the year ended December 31, 2020. This increase was primarily due to the increase in net income excluding non-cash expenses and gains of $5.22 billion and the overall decrease in net operating assets and liabilities of $334 million. The decrease in our net operating assets and liabilities was mainly driven by a larger increase of accounts payable and accrued liabilities in the year ended December 31, 2021 as compared to the prior year from ramp up in production at Gigafactory Shanghai and the Fremont Factory. The decrease in our net operating assets and liabilities was partially offset by larger increases of inventory and operating lease vehicles compared to the prior year.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $6.48 billion for the year ended December 31, 2021 and $3.16 billion for the year ended December 31, 2020, mainly for the construction of Gigafactory Texas and Gigafactory Berlin and the expansions of Gigafactory Shanghai and the Fremont Factory. Additionally, net cash outflows related to digital assets were $1.23 billion in the year ended December 31, 2021 from purchases of digital assets for $1.50 billion offset by proceeds from sales of digital assets of $272 million.

Cash Flows from Financing Activities

Cash outflows from financing activities were $5.20 billion during the year ended December 31, 2021 compared to $9.97 billion net cash provided by financing activities during the year ended December 31, 2020. The change was primarily due to no equity offerings in 2021 compared to $12.27 billion of proceeds from issuances of common stock net of issuance costs in 2020, a $3.37 billion increase in net repayments of convertible and other debt compared to the prior year, offset by an increase in proceeds from exercise of stock options and other stock issuances of $290 million and a decrease in collateralized lease repayments of $231 million compared to the prior year. See Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our debt obligations.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar (primarily the Chinese yuan, euro, Canadian dollar and Norwegian krone in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates affect our revenue and other operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.

We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances).

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $277 million at December 31, 2021 and $8 million at December 31, 2020 assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense for the years ended December 31, 2021 and 2020 by $2 million and $4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tesla, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021 and the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Automotive Warranty Reserve

As described in Note 2 to the consolidated financial statements, total accrued warranty, which primarily relates to the automotive segment, was $2,101 million as of December 31, 2021. The Company provides a manufacturer’s warranty on all new and used Tesla vehicles. A warranty reserve is accrued for these products sold, which includes management’s best estimate of the projected costs to repair or replace items under warranty, including recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims.

The principal considerations for our determination that performing procedures relating to the automotive warranty reserve is a critical audit matter are the significant judgment by management in determining the automotive warranty reserve; this in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the estimate of the nature, frequency and costs of future claims, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the automotive warranty reserve, including controls over management’s estimate of the nature, frequency and costs of future claims as well as the completeness and accuracy of actual claims incurred to date. These procedures also included, among others, testing management’s process for determining the automotive warranty reserve. This included evaluating the appropriateness of the model applied and the reasonableness of significant assumptions related to the nature and frequency of future claims and the related costs to repair or replace items under warranty. Evaluating the assumptions related to the nature and frequency of future claims and the related costs to repair or replace items under warranty involved evaluating whether the assumptions used were reasonable considering current and past performance, including a lookback analysis comparing prior period forecasted claims to actual claims incurred. These procedures also included developing an independent estimate of a portion of the automotive warranty reserve and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate, and testing the completeness and accuracy of historical vehicle claims processed and that such claims were appropriately used by management in the estimation of future claims. Professionals with specialized skill and knowledge were used to assist in developing an independent estimate of a portion of the automotive warranty reserve and in evaluating the appropriateness of certain aspects of management’s model for estimating the nature and frequency of future claims.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 4, 2022

We have served as the Company’s auditor since 2005.

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$17,576	$19,384
Short-term marketable securities	131	—
Accounts receivable, net	1,913	1,886
Inventory	5,757	4,101
Prepaid expenses and other current assets	1,723	1,346
Total current assets	27,100	26,717
Operating lease vehicles, net	4,511	3,091
Solar energy systems, net	5,765	5,979
Property, plant and equipment, net	18,884	12,747
Operating lease right-of-use assets	2,016	1,558
Digital assets, net	1,260	—
Intangible assets, net	257	313
Goodwill	200	207
Other non-current assets	2,138	1,536
Total assets	$62,131	$52,148
Liabilities
Current liabilities
Accounts payable	$10,025	$6,051
Accrued liabilities and other	5,719	3,855
Deferred revenue	1,447	1,458
Customer deposits	925	752
Current portion of debt and finance leases	1,589	2,132
Total current liabilities	19,705	14,248
Debt and finance leases, net of current portion	5,245	9,556
Deferred revenue, net of current portion	2,052	1,284
Other long-term liabilities	3,546	3,330
Total liabilities	30,548	28,418
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in subsidiaries	568	604
Convertible senior notes (Note 11)	—	51
Equity
Stockholders' equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000 shares authorized; 1,033 and 960 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	29,803	27,260
Accumulated other comprehensive income	54	363
Retained earnings (accumulated deficit)	331	(5,399)
Total stockholders' equity	30,189	22,225
Noncontrolling interests in subsidiaries	826	850
Total liabilities and equity	$62,131	$52,148

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Automotive sales	$44,125	$24,604	$19,358
Automotive regulatory credits	1,465	1,580	594
Automotive leasing	1,642	1,052	869
Total automotive revenues	47,232	27,236	20,821
Energy generation and storage	2,789	1,994	1,531
Services and other	3,802	2,306	2,226
Total revenues	53,823	31,536	24,578
Cost of revenues
Automotive sales	32,415	19,696	15,939
Automotive leasing	978	563	459
Total automotive cost of revenues	33,393	20,259	16,398
Energy generation and storage	2,918	1,976	1,341
Services and other	3,906	2,671	2,770
Total cost of revenues	40,217	24,906	20,509
Gross profit	13,606	6,630	4,069
Operating expenses
Research and development	2,593	1,491	1,343
Selling, general and administrative	4,517	3,145	2,646
Restructuring and other	(27)	—	149
Total operating expenses	7,083	4,636	4,138
Income (loss) from operations	6,523	1,994	(69)
Interest income	56	30	44
Interest expense	(371)	(748)	(685)
Other income (expense), net	135	(122)	45
Income (loss) before income taxes	6,343	1,154	(665)
Provision for income taxes	699	292	110
Net income (loss)	5,644	862	(775)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	125	141	87
Net income (loss) attributable to common stockholders	$5,519	$721	$(862)

Net income (loss) per share of common stock attributable to common stockholders
Basic	$5.60	$0.74	$(0.98)
Diluted	$4.90	$0.64	$(0.98)
Weighted average shares used in computing net income (loss) per share of common stock
Basic	986	933	887
Diluted	1,129	1,083	887

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$5,644	$862	$(775)
Other comprehensive income (loss):
Foreign currency translation adjustment	(308)	399	(28)
Unrealized net loss on marketable securities	(1)	—	—
Comprehensive income (loss)	5,335	1,261	(803)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	125	141	87
Comprehensive income (loss) attributable to common stockholders	$5,210	$1,120	$(890)

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

					Accumulated	(Accumulated
	Redeemable			Additional	Other	Deficit)	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Interests in	Total
	Interests	Shares	Amount	Capital	(Loss) Income	Earnings	Equity	Subsidiaries	Equity
Balance as of December 31, 2018	$556	863	$1	$10,248	$(8)	$(5,318)	$4,923	$834	$5,757
Adjustments for prior periods from adopting ASC 842	—	—	—	—	—	97	97	—	97
Conversion feature of 2.00% Convertible Senior Notes due in 2024 ("2024 Notes")	—	—	—	491	—	—	491	—	491
Purchase of convertible note hedges	—	—	—	(476)	—	—	(476)	—	(476)
Sales of warrants	—	—	—	174	—	—	174	—	174
Issuance of common stock for equity incentive awards and acquisitions, net of transaction costs	—	24	0	482	—	—	482	—	482
Issuance of common stock in May 2019 public offering at $48.60 per share, net of issuance costs of $15	—	18	0	848	—	—	848	—	848
Stock-based compensation	—	—	—	973	—	—	973	—	973
Contributions from noncontrolling interests	105	—	—	—	—	—	—	174	174
Distributions to noncontrolling interests	(65)	—	—	—	—	—	—	(198)	(198)
Other	(1)	—	—	(4)	—	—	(4)	—	(4)
Net income (loss)	48	—	—	—	—	(862)	(862)	39	(823)
Other comprehensive loss	—	—	—	—	(28)	—	(28)	—	(28)
Balance as of December 31, 2019	$643	905	$1	$12,736	$(36)	$(6,083)	$6,618	$849	$7,467
Adjustments for prior periods from adopting ASU 2016-13	—	—	—	—	—	(37)	(37)	—	(37)
Reclassification between equity and mezzanine equity for convertible senior notes	—	—	—	(51)	—	—	(51)	—	(51)
Exercises of conversion feature of convertible senior notes	—	2	0	59	—	—	59	—	59
Issuance of common stock for equity incentive awards	—	19	0	417	—	—	417	—	417
Issuance of common stock in public offerings, net of issuance costs of $68	—	34	0	12,269	—	—	12,269	—	12,269
Stock-based compensation	—	—	—	1,861	—	—	1,861	—	1,861
Contributions from noncontrolling interests	7	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	(67)	—	—	—	—	—	—	(132)	(132)
Buy-outs of noncontrolling interests	(4)	—	—	(31)	—	—	(31)	—	(31)
Net income	25	—	—	—	—	721	721	116	837
Other comprehensive income	—	—	—	—	399	—	399	—	399
Balance as of December 31, 2020	$604	960	$1	$27,260	$363	$(5,399)	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	—	211	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	1	0	6	—	—	6	—	6
Settlements of warrants	—	37	0	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	35	0	707	—	—	707	—	707
Stock-based compensation	—	—	—	2,299	—	—	2,299	—	2,299
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(66)	—	—	—	—	—	—	(106)	(106)
Buy-outs of noncontrolling interests	(15)	—	—	5	—	—	5	—	5
Net income	43	—	—	—	—	5,519	5,519	82	5,601
Other comprehensive loss	—	—	—	—	(309)	—	(309)	—	(309)
Balance as of December 31, 2021	$568	1,033	$1	$29,803	$54	$331	$30,189	$826	$31,015

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$5,644	$862	$(775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment	2,911	2,322	2,154
Stock-based compensation	2,121	1,734	898
Inventory and purchase commitments write-downs	140	202	193
Foreign currency transaction net unrealized (gain) loss	(55)	114	(48)
Non-cash interest and other operating activities	245	525	520
Digital assets gain, net	(27)	—	—
Operating cash flow related to repayment of discounted convertible senior notes	—	—	(188)
Changes in operating assets and liabilities:
Accounts receivable	(130)	(652)	(367)
Inventory	(1,709)	(422)	(429)
Operating lease vehicles	(2,114)	(1,072)	(764)
Prepaid expenses and other current assets	(271)	(251)	(288)
Other non-current assets	(1,291)	(344)	115
Accounts payable and accrued liabilities	4,578	2,102	646
Deferred revenue	793	321	801
Customer deposits	186	7	(58)
Other long-term liabilities	476	495	(5)
Net cash provided by operating activities	11,497	5,943	2,405
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(6,482)	(3,157)	(1,327)
Purchases of solar energy systems, net of sales	(32)	(75)	(105)
Purchases of digital assets	(1,500)	—	—
Proceeds from sales of digital assets	272	—	—
Purchases of marketable securities	(132)	—	—
Receipt of government grants	6	123	46
Purchase of intangible assets	—	(10)	(5)
Business combinations, net of cash acquired	—	(13)	(45)
Net cash used in investing activities	(7,868)	(3,132)	(1,436)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings, net of issuance costs	—	12,269	848
Proceeds from issuances of convertible and other debt	8,883	9,713	10,669
Repayments of convertible and other debt	(14,167)	(11,623)	(9,161)
Collateralized lease repayments	(9)	(240)	(389)
Proceeds from exercises of stock options and other stock issuances	707	417	263
Principal payments on finance leases	(439)	(338)	(321)
Debt issuance costs	(9)	(6)	(37)
Purchase of convertible note hedges	—	—	(476)
Proceeds from issuance of warrants	—	—	174
Proceeds from investments by noncontrolling interests in subsidiaries	2	24	279
Distributions paid to noncontrolling interests in subsidiaries	(161)	(208)	(311)
Payments for buy-outs of noncontrolling interests in subsidiaries	(10)	(35)	(9)
Net cash (used in) provided by financing activities	(5,203)	9,973	1,529
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(183)	334	8
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,757)	13,118	2,506
Cash and cash equivalents and restricted cash, beginning of period	19,901	6,783	4,277
Cash and cash equivalents and restricted cash, end of period	$18,144	$19,901	$6,783
Supplemental Non-Cash Investing and Financing Activities
Equity issued in connection with business combination	$—	$—	$207
Acquisitions of property and equipment included in liabilities	$2,251	$1,088	$562
Supplemental Disclosures
Cash paid during the period for interest, net of amounts capitalized	$266	$444	$455
Cash paid during the period for taxes, net of refunds	$561	$115	$54

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We have formed VIEs with financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with solar energy systems and leases under our direct vehicle leasing programs. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of all the VIEs (see Note 16, Variable Interest Entity Arrangements). We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

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

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Year Ended December 31,
	2021	2020	2019
Automotive sales without resale value guarantee	$43,186	$24,053	$19,212
Automotive sales with resale value guarantee (1)	939	551	146
Automotive regulatory credits	1,465	1,580	594
Energy generation and storage sales	2,279	1,477	1,000
Services and other	3,802	2,306	2,226
Total revenues from sales and services	51,671	29,967	23,178
Automotive leasing	1,642	1,052	869
Energy generation and storage leasing	510	517	531
Total revenues	$53,823	$31,536	$24,578

(1)
Pricing adjustments on our vehicle offerings can impact the estimate of likelihood that customers would exercise their resale value guarantees, resulting in an adjustment of our sales return reserve on vehicles sold with resale value guarantees. Actual return rates being lower than expected and increases in resale values of our vehicles in 2021 resulted in a net release of our reserve of $365 million, which represented an increase in automotive sales revenue. For the years ended December 31, 2020 and 2019, vehicle pricing reductions resulted in an increase of our reserve of $72 million and $555 million, respectively, which represented decreases in automotive sales revenue.

Automotive Segment

Automotive Sales Revenue

Automotive Sales without Resale Value Guarantee

Automotive sales revenue includes revenues related to deliveries of new vehicles and pay-per-use charges, and specific other features and services that meet the definition of a performance obligation under ASC 606, including access to our Supercharger network, internet connectivity, Full Self Driving ("FSD") features and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Other features and services such as access to our Supercharger network, internet connectivity and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. We recognize revenue related to these other features and services over the performance period, which is generally the estimated useful life of the vehicle. Revenue related to FSD features is recognized when functionality is delivered to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

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

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606 as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The process to determine whether there is a significant economic incentive includes a comparison of a vehicle’s estimated market value at the time the option is exercisable with the guaranteed resale value to determine the customer’s economic incentive to exercise. The performance obligations and the pattern of recognizing automotive sales with resale value guarantees are consistent with automotive sales without resale value guarantees with the exception of our estimate for sales return reserve. Sales return reserves for automotive sales with resale value guarantees are estimated based on historical experience plus consideration for expected future market values. On a quarterly basis, we assess the estimated market values of vehicles sold with resale value guarantees to determine whether there have been changes to the likelihood of future product returns. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Due to actual return rates being lower than expected and increases in resale values of our vehicles during 2021, we estimated that there is a lower future likelihood that customers will exercise their resale value guarantees. We adjusted our sales return reserve on vehicles sold with resale value guarantees resulting in an increase of automotive sales revenues of $365 million for the year ended December 31, 2021 and a corresponding increase in cost of automotive sales of $286 million. The net benefit in gross profit was $79 million for the year ended December 31, 2021. The total sales return reserve on vehicles sold with resale value guarantees was $223 million and $703 million as of December 31, 2021 and December 31, 2020, respectively, of which $91 million and $202 million was short term, respectively.

Deferred revenue activity related to the access to our Supercharger network, internet connectivity, FSD features and over-the-air software updates on automotive sales with and without resale value guarantee consisted of the following (in millions):

	Year ended December 31,
	2021	2020
Deferred revenue on automotive sales with and without resale value guarantee— beginning of period	$1,926	$1,472
Additions	847	724
Net changes in liability for pre-existing contracts	(25)	56
Revenue recognized	(366)	(326)
Deferred revenue on automotive sales with and without resale value guarantee— end of period	$2,382	$1,926

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $312 million and $283 million for the years ended December 31, 2021 and 2020, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees as of December 31, 2021, we expect to recognize $962 million of revenue in the next 12 months. The remaining balance will be recognized over the performance period as discussed above in Automotive Sales without Resale Value Guarantee.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to zero-emission vehicles, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Revenue from the sale of automotive regulatory credits totaled $1.46 billion, $1.58 billion and $594 million for the years ended December 31, 2021, 2020 and 2019, respectively. Deferred revenue related to sales of automotive regulatory credits was immaterial as of December 31, 2021 and 2020, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was immaterial and $140 million for the years ended December 31, 2021 and 2020, respectively.

Automotive Leasing Revenue

Direct Vehicle Operating Leasing Program

We have outstanding leases under our direct vehicle operating leasing programs in the U.S., Canada and in certain countries in Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers are required to return the vehicles to us or, for Model S and Model X in certain regions, may opt to purchase the vehicles for a pre-determined residual value. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the years ended December 31, 2021, 2020 and 2019, we recognized $1.25 billion, $752 million and $532 million of direct vehicle leasing revenue, respectively. As of December 31, 2021 and 2020, we had deferred $392 million and $293 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.

Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Direct Sales-Type Leasing Program

We have outstanding direct leases and vehicles financed by us under loan arrangements accounted for as sales-type leases under ASC 842 in certain countries in Asia and Europe, which we introduced during the third quarter of 2020. Depending on the specific program, customers may or may not have a right to return the vehicle to us during or at the end of the lease term. If the customer does not have a right to return, the customer will take title to the vehicle at the end of the lease term after making all contractual payments. Under the programs for which there is a right to return, the purchase option is reasonably certain to be exercised by the lessee and we therefore expect the customer to take title to the vehicle at the end of the lease term after making all contractual payments. Qualifying customers are permitted to lease a vehicle directly under these programs for up to 48 months. Our loan arrangements under these programs can have terms for up to 72 months. We recognize all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded to automotive leasing revenue over time as customers are invoiced on a monthly basis. For the years ended December 31, 2021 and 2020, we recognized $369 million and $120 million, respectively, of sales-type leasing revenue and $234 million and $87 million, respectively, of sales-type leasing cost of revenue.

Services and Other Revenue

Services and other revenue consists of non-warranty after-sales vehicle services, sales of used vehicles, retail merchandise, sales by our acquired subsidiaries to third party customers and vehicle insurance revenue.

Revenues related to repair and maintenance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within customer deposits on the consolidated balance sheets. Deferred revenue related to services and other revenue was immaterial as of December 31, 2021 and 2020.

Energy Generation and Storage Segment

Energy Generation and Storage Sales

Energy generation and storage sales revenue consists of the sale of solar energy systems and energy storage systems to residential, small commercial, large commercial and utility grade customers. Energy generation and storage sales revenue also includes revenue from agreements for solar energy systems and power purchase agreements (“PPAs”) that commence after January 1, 2019, which is recognized as earned, based on the amount of capacity provided for solar energy systems or electricity delivered for PPAs at the contractual billing rates, assuming all other revenue recognition criteria have been met. Under the practical expedient available under ASC 606-10-55-18, we recognize revenue based on the value of the service which is consistent with the billing amount. Sales of solar energy systems to residential and small scale commercial customers consist of the engineering, design and installation of the system. Post-installation, residential and small scale commercial customers receive a proprietary monitoring system that captures and displays historical energy generation data. Residential and small scale commercial customers pay the full purchase price of the solar energy system upfront. Revenue for the design and installation obligation is recognized when control transfers, which is when we install a solar energy system and the system passes inspection by the utility or the authority having jurisdiction. Sales of energy storage systems to residential and small scale commercial customers consist of the installation of the energy storage system and revenue is recognized when control transfers, which is when the product has been delivered or, if we are performing installation, when installed and commissioned. Payment for such storage systems is made upon invoice or in accordance with payment terms customary to the business.

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

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2021 and 2020, deferred revenue related to such customer payments amounted to $399 million and $187 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2020 and 2019 was $93 million and $34 million for the years ended December 31, 2021 and 2020, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of December 31, 2021, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $152 million. Of this amount, we expect to recognize $9 million in the next 12 months and the remaining over a period up to 26 years.

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

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized and operations and maintenance service fees, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2021 and 2020, deferred revenue related to such customer payments amounted to $198 million and $206 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term. As of December 31, 2021 and 2020, deferred revenue from rebates and incentives amounted to $27 million and $29 million, respectively.

We capitalize initial direct costs from the execution of agreements for solar energy systems and PPAs, which include the referral fees and sales commissions, as an element of solar energy systems, net, and subsequently amortize these costs over the term of the related agreements.

Cost of Revenues

Automotive Segment

Automotive Sales

Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

Automotive Leasing

Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles. Cost of automotive leasing revenue also includes vehicle connectivity costs and allocations of electricity and infrastructure costs related to our Supercharger network for vehicles under our leasing programs.

Services and Other

Costs of services and other revenue includes costs associated with providing non-warranty after-sales services, cost of used vehicles including refurbishment costs, costs for retail merchandise and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts, material and labor costs and manufacturing overhead associated with the sales by our acquired subsidiaries to third party customers.

Energy Generation and Storage Segment

Energy Generation and Storage

Cost of energy generation and storage revenue includes direct and indirect material and labor costs, warehouse rent, freight, warranty expense, other overhead costs and amortization of certain acquired intangible assets. Cost of energy generation and storage revenue also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. In agreements for solar energy systems and PPAs where we are the lessor, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs.

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

Marketing, Promotional and Advertising Costs

Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. Marketing, promotional and advertising costs were immaterial for the years ended December 31, 2021, 2020 and 2019.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized net gains and losses on marketable securities that have been excluded from the determination of net income (loss).

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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that we have entered into to finance the costs of solar energy systems and vehicles under operating leases. We have determined that the contractual provisions of the funds represent substantive profit-sharing arrangements. We have further determined that the methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit-sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method. We, therefore, determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheet as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheet represent the amounts the third parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and with tax laws effective at the balance sheet date and distributed to the third parties. The third parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of the consolidated balance sheet since these third parties have the right to redeem their interests in the funds for cash or other assets. For certain funds, there may be significant fluctuations in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries due to changes in the liquidation provisions as time-based milestones are reached.

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

On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for diluted net income per share calculation of our convertible debt instruments (see Recent Accounting Pronouncements section below for further details). During the year ended December 31, 2021, we increased net income (loss) attributable to common stockholders by $9 million to arrive at the numerator used to calculate diluted net income per share, which represents the interest expense recognized on the convertible debt instruments that were subject to this change in methodology.

Prior to the adoption, we applied the treasury stock method when calculating the potential dilutive effect, if any, of the following convertible senior notes which we intended to settle or have settled in cash the principal outstanding. Furthermore, in connection with the offerings of our convertible senior notes, we entered into convertible note hedges and warrants (see Note 11, Debt). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. The strike price on the warrants were below our average share price during the period and were in the money and included in the tables below. Warrants have been included in the weighted-average shares used in computing basic net income (loss) per share of common stock in the period(s) they are settled.

The following table presents the reconciliation of net income (loss) attributable to common stockholders to net income (loss) used in computing basic and diluted net income (loss) per share of common stock (in millions):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders	$5,519	$721	$(862)
Less: Buy-out of noncontrolling interest	(5)	31	8
Net income (loss) used in computing basic net income (loss) per share of common stock	5,524	690	(870)
Less: Dilutive convertible debt	(9)	—	—
Net income (loss) used in computing diluted net income (loss) per share of common stock	$5,533	$690	$(870)

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income (loss) per share of common stock attributable to common stockholders (in millions):

	Year Ended December 31,
	2021	2020	2019
Weighted average shares used in computing net income (loss) per share of common stock, basic	986	933	887
Add:
Stock-based awards	98	66	—
Convertible senior notes (1)	10	47	—
Warrants	35	37	—
Weighted average shares used in computing net income (loss) per share of common stock, diluted	1,129	1,083	887

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2021	2020	2019
Stock-based awards	0	2	50
Convertible senior notes (1)	—	1	5
(1)
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the year ended December 31, 2021. Certain convertible senior notes were calculated using the treasury stock method for the years ended December 31, 2020 and 2019. Refer to discussion above for further details.

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

Restricted Cash

We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash held to service certain payments under various secured debt facilities. In addition, restricted cash includes cash held as collateral for certain permits as well as sales to lease partners with a resale value guarantee, letters of credit, real estate leases, insurance policies, certain operating leases and cash received from certain fund investors that have not been released for use by us. We record restricted cash as other assets in the consolidated balance sheets and determine current or non-current classification based on the expected duration of the restriction.

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	December 31,	December 31,	December 31,
	2021	2020	2019
Cash and cash equivalents	$17,576	$19,384	$6,268
Restricted cash included in prepaid expenses and other current assets	345	238	246
Restricted cash included in other non-current assets	223	279	269
Total as presented in the consolidated statements of cash flows	$18,144	$19,901	$6,783

Marketable Securities

Marketable securities may be comprised of a combination of U.S. government securities and corporate debt securities and are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income which is included within stockholders’ equity. Available-for-sale marketable securities with maturities greater than three months at the date of purchase are included in short-term marketable securities on our consolidated balance sheet. Interest, dividends, amortization and accretion of purchase premiums and discounts on our marketable securities are included in other income (expense), net.

The cost of available-for-sale marketable securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense), net.

We regularly review all of our marketable securities for declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. The amortized cost basis of our marketable securities approximates its fair value.

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

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of December 31, 2021 and 2020, we had $627 million and $46 million, respectively, of long-term government rebates receivable in Other non-current assets on our consolidated balance sheets.

MyPower Customer Notes Receivable

We have customer notes receivable under the legacy MyPower loan program, which provided residential customers with the option to finance the purchase of a solar energy system through a 30-year loan. The outstanding balances, net of any allowance for expected credit losses, are presented on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. As of December 31, 2021 and 2020, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $299 million and $334 million, respectively, of which $11 million and $9 million were due in the next 12 months as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the allowance for expected credit losses was $41 million and $45 million, respectively.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, restricted cash, accounts receivable, convertible note hedges, and interest rate swaps. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of December 31, 2021 and 2020, no entity represented 10% or more of our total accounts receivable balance. The risk of concentration for our convertible note hedges and interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Should our estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in our estimates may result in a material charge to our reported financial results.

Operating Lease Vehicles

Vehicles that are leased as part of our direct vehicle leasing program are classified as operating lease vehicles at cost less accumulated depreciation. We generally depreciate their cost, less residual value, using the straight-line-method to cost of automotive leasing revenue over the contractual period. The gross cost of operating lease vehicles as of December 31, 2021 and 2020 was $5.28 billion and $3.54 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $773 million and $446 million as of December 31, 2021 and 2020, respectively.

Digital Assets, Net

During the year ended December 31, 2021, we purchased an aggregate of $1.50 billion in bitcoin (a "digital asset") and briefly accepted bitcoin as a payment for sales of certain of our products in specified regions, subject to applicable laws. We account for such non-cash consideration at the time we enter into transactions with our customers in accordance with the non-cash consideration guidance included in the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, based on the then current quoted market prices of the digital assets.

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

Solar Energy Systems, Net

We are the lessor of solar energy systems. Solar energy systems are stated at cost less accumulated depreciation.

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

Property, Plant and Equipment, Net

Property, plant and equipment, net, including leasehold improvements, are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery, equipment, vehicles and office furniture	3 to 15 years
Tooling	4 to 7 years
Building and building improvements	15 to 30 years
Computer equipment and software	3 to 10 years

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

Interest expense on outstanding debt is capitalized during the period of significant capital asset construction. Capitalized interest on construction in progress is included within Property, plant and equipment, net and is amortized over the life of the related assets.

Long-Lived Assets Including Acquired Intangible Assets

We review our property, plant and equipment, solar energy systems, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2021 and 2020, we have recognized no material impairments of our long-lived assets. For the year ended December 31, 2019, we have recognized certain impairments of our long-lived assets (refer to Note 19, Restructuring and Other, for further details).

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from three to thirty years.

Goodwill

We assess goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2021, 2020, and 2019, we did not recognized any impairment of goodwill.

Capitalization of Software Costs

We capitalize costs incurred in the development of internal use software, during the application development stage to Property, plant and equipment, net on the consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Such costs are amortized on a straight-line basis over its estimated useful life of three years.

Software development costs incurred in development of software to be sold, leased, or otherwise marketed, incurred subsequent to the establishment of technological feasibility and prior to the general availability of the software are capitalized when they are expected to become significant. Such costs are amortized over the estimated useful life of the applicable software once it is made generally available to our customers.

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2021, 2020, and 2019, we have recognized no material impairments of capitalized software costs.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in Other income (expense), net, in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, we recorded a net foreign currency transaction gain of $97 million, loss of $114 million and gain of $48 million, respectively.

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

	Year Ended December 31,
	2021	2020	2019
Accrued warranty—beginning of period	$1,468	$1,089	$748
Warranty costs incurred	(525)	(312)	(250)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	102	66	36
Provision for warranty	1,056	625	555
Accrued warranty—end of period	$2,101	$1,468	$1,089

Customer Deposits

Customer deposits primarily consist of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation, including the fair values of any customer trade-in vehicles that are applicable toward a new vehicle purchase. Customer deposits also include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans. Customer deposit amounts and timing vary depending on the vehicle model, the energy product and the country of delivery. With the exception of a nominal order fee, customer deposits are fully refundable on vehicles prior to delivery and fully refundable in the case of an energy generation or storage product prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded, forfeited or applied towards the customer’s purchase balance.

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

Nevada Tax Incentives

In connection with the construction of Gigafactory Nevada, we entered into agreements with the State of Nevada and Storey County in Nevada that provide abatements for specified taxes, discounts to the base tariff energy rates and transferable tax credits of up to $195 million in consideration of capital investment and hiring targets that were met at Gigafactory Nevada. These incentives are available until June 2024 or June 2034, depending on the incentive. As of December 31, 2021 and 2020, we had earned the maximum of $195 million of transferable tax credits under these agreements.

Gigafactory Texas Tax Incentives

In connection with the construction of Gigafactory Texas, we entered into a 20-year agreement with Travis County in Texas pursuant to which we would receive grant funding equal to 70-80% of property taxes paid by us to Travis County and a separate 10-year agreement with the Del Valle Independent School District in Texas pursuant to which a portion of the taxable value of our property would be capped at a specified amount, in each case subject to our meeting certain minimum economic development metrics through our construction and operations at Gigafactory Texas. As of December 31, 2021, we had not yet received any grant funding related to property taxes paid to Travis County.

Defined Contribution Plan

We have a 401(k) savings plan in the U.S. that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and a number of savings plans internationally. Under the 401(k) savings plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. We did not make any contributions to the 401(k) savings plan during the years ended December 31, 2021, 2020 and 2019 (other than employee deferrals of eligible compensation). Beginning in January 2022, we will match 50% of each employee's contributions up to a maximum of 6% (capped at $3,000) of the employee's eligible compensation, vested upon one year of service.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU is currently not expected to have a material impact on our consolidated financial statements.

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

The impact of adoption on our consolidated statements of operations for the year ended December 31, 2021 was primarily to decrease net interest expense by $204 million and to decrease depreciation expense by immaterial amounts. This had the effect of increasing our basic and diluted net income per share of common stock attributable to common stockholders by $0.22 and $0.20, respectively, for the year ended December 31, 2021. The change in methodology to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders contributed less than $0.01 of the increase by requiring the use of the if-converted method as discussed above for the year ended December 31, 2021.

Note 3 – Digital Assets, Net

During the year ended December 31, 2021, we purchased and received $1.50 billion of bitcoin. During the year ended December 31, 2021, we recorded $101 million of impairment losses on such digital assets. We also realized gains of $128 million in connection with selling a portion of our holdings in March 2021. Such gains are presented net of impairment losses in Restructuring and other in the consolidated statement of operations. As of December 31, 2021, the carrying value of our digital assets held was $1.26 billion, which reflects cumulative impairments of $101 million. The fair market value of such digital assets held as of December 31, 2021 was $1.99 billion.

Note 4 – Goodwill and Intangible Assets

Goodwill decreased $7 million within the automotive segment from $207 million as of December 31, 2020 to $200 million as of December 31, 2021. There were no accumulated impairment losses as of December 31, 2021 and 2020.

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$299	$(150)	$3	$152	$302	$(111)	$3	$194
Trade names	2	(1)	—	1	3	(1)	—	2
Favorable contracts and leases, net	113	(40)	—	73	113	(32)	—	81
Other	36	(21)	1	16	38	(18)	1	21
Total finite-lived intangible assets	450	(212)	4	242	456	(162)	4	298
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	15	—	—	15	15	—	—	15
Total intangible assets	$465	$(212)	$4	$257	$471	$(162)	$4	$313

Amortization expense during the years ended December 31, 2021, 2020 and 2019 was $51 million, $51 million and $44 million, respectively.

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

2022	$49
2023	43
2024	28
2025	28
2026	28
Thereafter	66
Total	$242

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

	December 31, 2021				December 31, 2020
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds (cash and cash equivalents)	$9,548	$9,548	$—	$—	$13,847	$13,847	$—	$—
Corporate debt securities (short-term marketable securities)	131	—	131	—	—	—	—	—
Interest rate swap liabilities	31	—	31	—	58	—	58	—
Total	$9,710	$9,548	$162	$—	$13,905	$13,847	$58	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our marketable securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

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

	December 31, 2021			December 31, 2020
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$312	$—	$31	$554	$—	$58

Our interest rate swaps activity was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Gross losses	$9	$42	$51
Gross gains	$22	$6	$11

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments approximate their fair values, other than our 1.25% Convertible Senior Notes due in 2021 (“2021 Notes”), 2.375% Convertible Senior Notes due in 2022 (“2022 Notes”), 2024 Notes and our subsidiary’s 5.50% Convertible Senior Notes due in 2022 (collectively referred to as “Convertible Senior Notes” below), 5.30% Senior Notes due in 2025 (“2025 Notes”), Solar Asset and Loan-backed Notes.

We estimate the fair value of the Convertible Senior Notes and the 2025 Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of our Solar Asset and Loan-backed Notes based on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in millions):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes (1)	$119	$2,016	$1,971	$24,596
2025 Notes (1)	$—	$—	$1,785	$1,877
Solar Asset and Loan-backed Notes	$827	$834	$1,261	$1,289

(1)
The 2021 Notes, our subsidiary’s 5.50% Convertible Senior Notes due in 2022 and the 2025 Notes were fully settled in 2021.

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	December 31,	December 31,
	2021	2020
Raw materials	$2,816	$1,508
Work in process	1,089	493
Finished goods (1)	1,277	1,666
Service parts	575	434
Total	$5,757	$4,101

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2021, 2020, and 2019, we recorded write-downs of $106 million, $145 million and $138 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 7 – Solar Energy Systems, Net

Our solar energy systems, net, consisted of the following (in millions):

	December 31,	December 31,
	2021	2020
Solar energy systems in service	$6,809	$6,758
Initial direct costs related to customer solar energy system lease acquisition costs	104	103
	6,913	6,861
Less: accumulated depreciation and amortization (1)	(1,187)	(955)
	5,726	5,906
Solar energy systems under construction	18	28
Solar energy systems pending interconnection	21	45
Solar energy systems, net (2) (3)	$5,765	$5,979

(1)
Depreciation and amortization expense during the years ended December 31, 2021, 2020 and 2019 was $236 million, $232 million and $227 million, respectively.
(2)
As of December 31, 2021 and 2020, solar energy systems, net, included $36 million of gross finance leased assets with accumulated depreciation and amortization of $9 million and $7 million, respectively.
(3)
As of December 31, 2021 and 2020, there were $1.02 billion and $1.05 billion, respectively, of gross solar energy systems under lease pass-through fund arrangements with accumulated depreciation of $165 million and $137 million, respectively.

Note 8 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	December 31,	December 31,
	2021	2020
Machinery, equipment, vehicles and office furniture	$9,953	$8,493
Tooling	2,188	1,811
Leasehold improvements	1,826	1,421
Land and buildings	4,675	3,662
Computer equipment, hardware and software	1,414	856
Construction in progress	5,559	1,621
	25,615	17,864
Less: Accumulated depreciation	(6,731)	(5,117)
Total	$18,884	$12,747

Construction in progress is primarily comprised of construction of Gigafactory Berlin and Gigafactory Texas, expansion of Gigafactory Shanghai and equipment and tooling related to the manufacturing of our products. We are currently constructing Gigafactory Berlin under conditional permits in anticipation of being granted final permits. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the years ended December 31, 2021, 2020 and 2019, we capitalized interest of $53 million, $48 million and $31 million, respectively.

Depreciation expense during the years ended December 31, 2021, 2020 and 2019 was $1.91 billion, $1.57 billion and $1.37 billion, respectively. Gross property, plant and equipment under finance leases as of December 31, 2021 and 2020 was $2.75 billion and $2.28 billion, respectively, with accumulated depreciation of $1.21 billion and $816 million, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of December 31, 2021 and 2020, we had cumulatively capitalized gross costs of $1.98 billion and $1.77 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

During the years ended December 31, 2021, 2020 and 2019, we received cash incentives of $6 million, $123 million and $46 million, respectively, from the Shanghai government in connection with us making certain manufacturing equipment investments at Gigafactory Shanghai. These incentives were taken as a reduction to Property, plant and equipment, net, on the consolidated balance sheets and cash receipts were reflected as investing cash inflows on the consolidated statements of cash flows.

Note 9 – Accrued Liabilities and Other

Our accrued liabilities and other current liabilities consisted of the following (in millions):

	December 31,	December 31,
	2021	2020
Accrued purchases (1)	$2,045	$901
Taxes payable (2)	1,122	777
Payroll and related costs	906	654
Accrued warranty reserve, current portion	703	479
Sales return reserve, current portion	265	417
Operating lease liabilities, current portion	368	286
Accrued interest	16	77
Other current liabilities	294	264
Total	$5,719	$3,855

(1)
Accrued purchases primarily reflects receipts of goods and services that we had not been invoiced yet. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase. For the year ended December 31, 2021, accrued purchases increased as we continued construction and expansion of our facilities and operations.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 10 – Other Long-Term Liabilities

Our other long-term liabilities consisted of the following (in millions):

	December 31,	December 31,
	2021	2020
Operating lease liabilities	$1,671	$1,254
Accrued warranty reserve	1,398	989
Sales return reserve	133	500
Deferred tax liability	24	151
Other non-current liabilities	320	436
Total other long-term liabilities	$3,546	$3,330

Note 11 – Debt

The following is a summary of our debt and finance leases as of December 31, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$29	$—	$29	$—	2.375%	March 2022
2024 Notes	1	89	91	—	2.00%	May 2024
Credit Agreement	—	1,250	1,250	920	3.3%	July 2023
Solar Bonds	0	7	7	—	4.0-5.8%	January 2022 - January 2031
Total recourse debt	30	1,346	1,377	920
Non-recourse debt:
Automotive Asset-backed Notes	1,007	1,706	2,723	—	0.1%-5.5%	September 2022-September 2025
Solar Asset and Loan-backed Notes	27	800	844	—	2.9%-7.7%	September 2024-September 2049
Cash Equity Debt	24	388	422	—	5.3-5.8%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	167	Not applicable	September 2023
Other Loans	—	14	14	21	5.1%	February 2033
Total non-recourse debt	1,058	2,908	4,003	188
Total debt	1,088	4,254	$5,380	$1,108
Finance leases	501	991
Total debt and finance leases	$1,589	$5,245

The following is a summary of our debt and finance leases as of December 31, 2020 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2021 Notes	$419	$—	$422	$—	1.25%	March 2021
2022 Notes	115	366	503	—	2.375%	March 2022
2024 Notes	171	856	1,282	—	2.00%	May 2024
2025 Notes	—	1,785	1,800	—	5.30%	August 2025
Credit Agreement	—	1,895	1,895	278	3.3%	July 2023
Solar Bonds and other Loans	4	49	55	—	3.6%-5.8%	January 2021 - January 2031
Total recourse debt	709	4,951	5,957	278
Non-recourse debt:
Automotive Asset-backed Notes	777	921	1,705	—	0.6%-7.9%	August 2021-August 2024
Solar Asset and Loan-backed Notes	52	1,209	1,293	—	3.0%-7.7%	September 2024-September 2049
China Loan Agreements	—	616	616	1,372	4.0%	June 2021-December 2024
Cash Equity Debt	18	408	439	—	5.3%-5.8%	July 2033-January 2035
Warehouse Agreement	37	257	294	806	1.7%-1.8%	September 2022
Solar Term Loan	151	—	151	—	3.7%	January 2021
Automotive Lease-backed Credit Facility	14	19	33	153	1.9%-5.9%	September 2022-November 2022
Solar Revolving Credit Facility and other Loans	—	81	81	23	2.7%-5.1%	June 2022-February 2033
Total non-recourse debt	1,049	3,511	4,612	2,354
Total debt	1,758	8,462	$10,569	$2,632
Finance leases	374	1,094
Total debt and finance leases	$2,132	$9,556
(1)
There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities, except certain specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets and as may be described below.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, we have de-recognized the remaining debt discounts on the 2021, 2022 and 2024 Notes and therefore no longer recognized any amortization of debt discounts as interest expense (see Note 2, Summary of Significant Accounting Policies). As of December 31, 2021, we were in material compliance with all financial debt covenants.

2021 Notes, Bond Hedges and Warrant Transactions

During the first quarter of 2021, the remaining $422 million in aggregate principal amount of the 2021 Notes was settled in cash for the par amount and 5.3 million shares of our common stock were issued for the applicable conversion premium. The note hedges we entered into in connection with the issuance of the 2021 Notes were automatically settled with the respective conversions of the 2021 Notes, resulting in the receipt of 5.3 million shares of our common stock during the same period. Additionally, during the second and third quarters of 2021, we fully settled the warrants entered into in connection with the issuance of the 2021 Notes, resulting in the issuance of 15.8 million shares of our common stock.

2022 Notes, Bond Hedges and Warrant Transactions

In March 2017, we issued $978 million in aggregate principal amount of our 2022 Notes in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $966 million.

Each $1,000 of principal of the 2022 Notes is convertible into 15.2670 shares of our common stock, which is equivalent to a conversion price of $65.50 per share, subject to adjustment upon the occurrence of specified events. As of December 31, 2021, holders of the 2022 Notes have the option to convert. Such holders also had the option to convert in each quarter in 2021 due to the closing price of our common stock exceeding 130% of the applicable conversion price on at least 20 of the last 30 consecutive trading days of the prior applicable quarter. We have elected to settle the principal in cash and the conversion premium in net shares upon a conversion. If a fundamental change occurs prior to the maturity date, holders of the 2022 Notes may require us to repurchase all or a portion of their 2022 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such an event in certain circumstances.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2022 Notes. We recorded to stockholders’ equity $146 million for the conversion feature. The resulting debt discount was being amortized to interest expense at an effective interest rate of 6.00%, which is no longer applicable under ASU 2020-06.

In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase 14.9 million shares of our common stock at a price of $65.50 per share. The cost of the convertible note hedge transactions was $204 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase 14.9 million shares of our common stock at a price of $131.00 per share. We received $53 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of the warrants are intended to reduce potential dilution from the conversion of the 2022 Notes and to effectively increase the overall conversion price from $65.50 to $131.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

During the year ended December 31, 2021, $474 million in aggregate principal amount of the 2022 Notes was early converted and settled in cash for the par amount and 6.5 million shares of our common stock were issued for the applicable conversion premium. The note hedges we entered into in connection with the issuance of the 2022 Notes were automatically settled with the respective conversions of the 2022 Notes, resulting in the receipt of 6.5 million shares of our common stock during the same period. The related warrants will settle under their terms after the maturity or settlement of the 2022 Notes. As of December 31, 2021, the if-converted value of the notes exceeds the outstanding principal amount by $439 million.

2024 Notes, Bond Hedges and Warrant Transactions

In May 2019, we issued $1.84 billion in aggregate principal amount of our 2024 Notes in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $1.82 billion.

Each $1,000 of principal of the 2024 Notes is convertible into 16.1380 shares of our common stock, which is equivalent to a conversion price of $61.97 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2024 Notes may convert, at their option, on or after February 15, 2024. Further, holders of the 2024 Notes may convert, at their option, prior to February 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, or (3) if specified corporate events occur. Upon conversion, the 2024 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2024 Notes may require us to repurchase all or a portion of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such an event in certain circumstances. Early conversion of notes which are scheduled to settle in the following quarter are classified as current on our consolidated balance sheets.

In accordance with GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2024 Notes. We recorded to stockholders’ equity $491 million for the conversion feature. The resulting debt discount was being amortized to interest expense at an effective interest rate of 8.68%, which is no longer applicable under ASU 2020-06.

In connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase 29.7 million shares of our common stock at a price of $61.97 per share. The cost of the convertible note hedge transactions was $476 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase 29.7 million shares of our common stock at a price of $121.50 per share. We received $174 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of the warrants are intended to reduce potential dilution from the conversion of the 2024 Notes and to effectively increase the overall conversion price from $61.97 to $121.50 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

The closing price of our common stock exceeded 130% of the applicable conversion price on at least 20 of the last 30 consecutive trading days of each quarter in 2021, causing the 2024 Notes to be convertible by their holders in the subsequent quarter. During the year ended December 31, 2021, $1.19 billion in aggregate principal amount of the 2024 Notes was early converted and settled in cash for the par amount and 17.6 million shares of our common stock were issued for the applicable conversion premium. The note hedges we entered into in connection with the issuance of the 2024 Notes were automatically settled with the respective conversions of the 2024 Notes, resulting in the receipt of 17.6 million shares of our common stock during the same period. Additionally, during the year ended December 31, 2021, we partially settled the warrants entered into in connection with the issuance of the 2024 Notes, resulting in the issuance of 21.4 million shares of our common stock. As of December 31, 2021, the if-converted value of the notes exceeds the outstanding principal amount by $1.46 billion.

2025 Notes

In August 2017, we issued $1.80 billion in aggregate principal amount of the 2025 Notes pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from the issuance, after deducting transaction costs, were $1.77 billion. During the year ended December 31, 2021, we fully repaid the $1.80 billion in aggregate principal of the 2025 Notes and recorded an extinguishment of debt charge of $60 million related to the redemption in Interest expense in the consolidated statement of operations.

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

During the year ended December 31, 2021, we transferred beneficial interests related to certain leased vehicles into SPEs and issued $1.98 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other, previously issued, Automotive Asset-backed Notes. The proceeds from the issuances, net of discounts and fees, were $1.97 billion.

Solar Asset and Loan-backed Notes

Our subsidiaries pooled and transferred qualifying solar energy systems and the associated customer contracts, our interests in certain financing funds or certain MyPower customer notes receivable into SPEs and issued Solar Asset and Loan-backed Notes backed by these solar assets, interests to investors or MyPower customer notes receivable. The SPEs are wholly owned by us and are consolidated in the financial statements. The cash flows generated by these solar assets and notes receivable, or distributed by the underlying financing funds to certain SPEs are used to service the principal and interest payments on the Solar Asset and Loan-backed Notes and satisfy the SPEs’ expenses, and any remaining cash is distributed to us. The SPEs’ assets and cash flows are not available to our other creditors, and the creditors of the SPEs, including the Solar Asset and Loan-backed Note holders, have no recourse to our other assets. We contracted with certain SPEs to provide operations & maintenance and administrative services for the solar energy systems. As of December 31, 2021, solar assets pledged as collateral for Solar Asset and Loan-backed Notes had a carrying value of $257 million and are included within Solar energy systems, net, on the consolidated balance sheet.

During the year ended December 31, 2021, we early repaid $374 million in aggregate principal of the Solar Asset and Loan-backed Notes and recorded an extinguishment of debt charge of $16 million related to the early repayments in Interest expense in the consolidated statement of operations.

China Loan Agreements

In December 2019, one of our subsidiaries entered into loan agreements with a syndicate of lenders in China for a secured term loan facility of up to RMB 9.0 billion or the equivalent amount drawn in U.S. dollars (the “Fixed Asset Facility”) to be used in connection with our construction of our Gigafactory Shanghai. Outstanding borrowings pursuant to the Fixed Asset Facility accrued interest at a rate equal to: (i) for RMB-denominated loans, the market quoted interest rate published by the People’s Bank of China minus 0.7625%, and (ii) for U.S. dollar-denominated loans, the sum of one-year LIBOR plus 1.3%. The Fixed Asset Facility was secured by certain real property relating to Gigafactory Shanghai and is non-recourse to our other assets. During the year ended December 31, 2021, we fully repaid the $614 million in aggregate principal of the Fixed Asset Facility and the facility was terminated.

In May 2020, one of our subsidiaries entered into an additional Working Capital Loan Contract (the “2020 China Working Capital Facility”) with a lender in China for an unsecured revolving facility of up to RMB 4.00 billion (or the equivalent amount drawn in U.S. dollars), to be used for expenditures related to production at our Gigafactory Shanghai. Borrowed funds bear interest at an annual rate of: (i) for RMB-denominated loans, the market quoted interest rate published by an authority designated by the People’s Bank of China minus 0.35%, (ii) for U.S. dollar-denominated loans, the sum of one-year LIBOR plus 0.8%. The 2020 China Working Capital Facility is non-recourse to our assets. During the year ended December 31, 2021, the 2020 China Working Capital Facility matured and the facility was terminated.

Cash Equity Debt

In connection with the cash equity financing deals closed in 2016, our subsidiaries issued $502 million in aggregate principal amount of debt that bears interest at fixed rates. This debt is secured by, among other things, our interests in certain financing funds and is non-recourse to our other assets.

Warehouse Agreement

In August 2016, our subsidiaries entered into a loan and security agreement (as amended from time to time, the “Warehouse Agreement”) for borrowings secured by the future cash flows arising from certain leases and the associated leased vehicles. Amounts drawn under the Warehouse Agreement generally bore interest at a fixed margin above (i) LIBOR or (ii) the commercial paper rate. The Warehouse Agreement was non-recourse to our other assets.

During the year ended December 31, 2021, we repaid the remaining outstanding balance of the Warehouse Agreement and terminated the facility.

Solar Term Loan

Our subsidiaries had entered into agreements for term loans with various financial institutions. The term loans were secured by substantially all of the assets of the subsidiaries, including its interests in certain financing funds, and were non-recourse to our other assets.

During the year ended December 31, 2021, the remaining Solar Term Loan matured and was repaid.

Automotive Lease-backed Credit Facilities

Our subsidiaries have entered into various credit agreements for borrowings secured by our interests in certain vehicle leases. These facilities are non-recourse to our other assets. During the year ended December 31, 2021, we fully repaid $32 million in aggregate principal of our Automotive Lease-backed Credit Facilities and terminated one of the facilities.

Solar Revolving Credit Facility and other Loans

Our subsidiaries entered into various solar revolving credit facility and other loan agreements with various financial institutions. The solar revolving credit facility was secured by certain assets of the subsidiary and is non-recourse to our other assets. During the year ended December 31, 2021, we fully repaid the $67 million in aggregate principal of the remaining Solar Revolving Credit Facility and the facility was terminated.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts on our convertible senior notes with cash conversion features, which include the 2021 Notes, the 2022 Notes and the 2024 Notes (in millions):

	Year Ended December 31,
	2021	2020	2019
Contractual interest coupon	$12	$73	$65
Amortization of debt issuance costs	5	7	7
Amortization of debt discounts (1)	—	173	148
Losses on extinguishment of debt (1)	—	105	—
Total	$17	$358	$220
(1)
Under the modified retrospective method of adoption of ASU 2020-06, there was neither amortization of debt discounts, nor losses on extinguishment of debt recognized for the year ended December 31, 2021. Refer to discussion above for further details.

Pledged Assets

As of December 31, 2021 and 2020, we had pledged or restricted $5.25 billion and $6.04 billion of our assets (consisting principally of restricted cash, receivables, inventory, SRECs, solar energy systems, operating lease vehicles, land use rights, property and equipment and equity interests in certain SPEs) as collateral for our outstanding debt.

Schedule of Principal Maturities of Debt

The future scheduled principal maturities of debt as of December 31, 2021 were as follows (in millions):

	Recourse debt	Non-recourse debt	Total
2022	$30	$1,065	$1,095
2023	1,250	1,206	2,456
2024	90	970	1,060
2025	4	174	178
2026	—	64	64
Thereafter	3	524	527
Total	$1,377	$4,003	$5,380

Note 12 – Leases

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

The balances for the operating and finance leases where we are the lessee are presented as follows (in millions) within our consolidated balance sheets:

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$2,016	$1,558

Accrued liabilities and other	$368	$286
Other long-term liabilities	1,671	1,254
Total operating lease liabilities	$2,039	$1,540

Finance leases:
Solar energy systems, net	$27	$29
Property, plant and equipment, net	1,536	1,465
Total finance lease assets	$1,563	$1,494

Current portion of long-term debt and finance leases	$501	$374
Long-term debt and finance leases, net of current portion	991	1,094
Total finance lease liabilities	$1,492	$1,468

The components of lease expense are as follows (in millions) within our consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Operating lease expense:
Operating lease expense (1)	$627	$451	$426

Finance lease expense:
Amortization of leased assets	$415	$348	$299
Interest on lease liabilities	89	100	104
Total finance lease expense	$504	$448	$403

Total lease expense	$1,131	$899	$829
(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases where we are the lessee is as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	6.5 years	6.2 years
Finance leases	4.2 years	4.9 years

Weighted-average discount rate:
Operating leases	5.0%	5.8%
Finance leases	5.8%	6.5%

Supplemental cash flow information related to leases where we are the lessee is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$616	$456	$396
Operating cash outflows from finance leases (interest payments)	$89	$100	$104
Financing cash outflows from finance leases	$439	$338	$321
Leased assets obtained in exchange for finance lease liabilities	$486	$188	$616
Leased assets obtained in exchange for operating lease liabilities	$818	$553	$202

As of December 31, 2021, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows (in millions):

	Operating	Finance
	Leases	Leases
2022	$458	$587
2023	412	524
2024	366	381
2025	319	102
2026	232	45
Thereafter	595	9
Total minimum lease payments	2,382	1,648
Less: Interest	343	156
Present value of lease obligations	2,039	1,492
Less: Current portion	368	501
Long-term portion of lease obligations	$1,671	$991

Operating Lease and Sales-type Lease Receivables

We are the lessor of certain vehicle and solar energy system arrangements as described in Note 2, Summary of Significant Accounting Policies. As of December 31, 2021, maturities of our operating lease and sales-type lease receivables from customers for each of the next five years and thereafter were as follows (in millions):

	Operating	Sales-type
	Leases	Leases
2022	$1,024	$91
2023	779	91
2024	458	100
2025	218	95
2026	192	39
Thereafter	1,906	11
Gross lease receivables	$4,577	$427

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

	December 31, 2021	December 31, 2020
Gross lease receivables	$427	$102
Unearned interest income	(50)	(11)
Allowance for expected credit losses	(1)	—
Net investment in sales-type leases	$376	$91

Reported as:
Prepaid expenses and other current assets	$73	$17
Other non-current assets	303	74
Net investment in sales-type leases	$376	$91

Lease Pass-Through Financing Obligation

As of December 31, 2021, we have six transactions referred to as “lease pass-through fund arrangements”. Under these arrangements, our wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or PPAs with customers with an initial term not exceeding 25 years.

Under a lease pass-through fund arrangement, the investor makes a large upfront payment to the lessor, which is one of our subsidiaries, and in some cases, subsequent periodic payments. As of December 31, 2021, the future minimum master lease payments to be received from investors, for each of the next five years and thereafter, were as follows (in millions):

2022	$33
2023	26
2024	18
2025	27
2026	28
Thereafter	395
Total	$527

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

As of December 31, 2021, 49.0 million shares were reserved and available for issuance under the 2019 Plan.

The following table summarizes our stock option and RSU activity for the year ended December 31, 2021:

	Stock Options				RSUs
			Weighted-			Weighted-
		Weighted-	Average	Aggregate		Average
	Number of	Average	Remaining	Intrinsic	Number	Grant
	Options	Exercise	Contractual	Value	of RSUs	Date Fair
	(in thousands)	Price	Life (years)	(in billions)	(in thousands)	Value
Beginning of period	146,933	$68.26			18,789	$136.49
Granted	925	$830.83			2,192	$784.00
Exercised or released	(27,359)	$16.82			(7,877)	$115.36
Cancelled	(1,459)	$195.10			(1,667)	$208.37
End of period	119,040	$84.46	5.98	$115.75	11,437	$264.68
Vested and expected to vest, December 31, 2021	115,794	$83.15	6.11	$112.74	11,181	$250.49
Exercisable and vested, December 31, 2021 (1)	67,828	$74.47	5.96	$66.63
(1)
Tranche 8 of the 2018 CEO Performance Award, which represents 8.4 million stock options, was achieved in the fourth quarter of 2021 and will vest upon expected certification following the filing of this Annual Report on Form 10-K.

The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2021, 2020 and 2019 was $784.00, $300.51 and $56.55, respectively. The aggregate release date fair value of RSUs in the years ended December 31, 2021, 2020 and 2019 was $5.70 billion, $3.25 billion and $502 million, respectively.

The aggregate intrinsic value of options exercised in the years ended December 31, 2021, 2020, and 2019 was $26.88 billion, $1.55 billion and $237 million, respectively. During the year ended December 31, 2021, our CEO exercised all of the remaining vested options from the 2012 CEO Performance Award, which amounted to an intrinsic value of $23.45 billion.

ESPP

Our employees are eligible to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price would be 85% of the lower of the fair market value on the first and last trading days of each six-month offering period. During the years ended December 31, 2021, 2020 and 2019, we issued 0.5 million, 1.8 million and 2.5 million shares under the ESPP. There were 33.8 million shares available for issuance under the ESPP as of December 31, 2021.

Fair Value Assumptions

We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award with service or service and performance conditions and the ESPP on the grant date generally using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model for stock options are as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.66%	0.26%	2.4%
Expected term (in years)	4.3	3.9	4.5
Expected volatility	59%	69%	48%
Dividend yield	0.0%	0.0%	0.0%
Grant date fair value per share	$384.07	$216.14	$22.32

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

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 101.3 million stock option awards, as adjusted to give effect to the five-for-one stock split effected in the form of a stock dividend in August 2020 (“Stock Split”), to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), has been achieved, and (ii) any one of the following eight operational milestones focused on total revenue or any one of the eight operational milestones focused on Adjusted EBITDA have been achieved for the four consecutive fiscal quarters on an annualized basis and subsequently reported by us in our consolidated financial statements filed with our Forms 10-Q and/or 10-K. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $70.01 per share, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational milestones as of December 31, 2021 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved	$3.0	Achieved
$55.0	Probable	$4.5	Achieved
$75.0	Probable	$6.0	Achieved
$100.0	-	$8.0	Achieved
$125.0	-	$10.0	Achieved (1)
$150.0	-	$12.0	Probable
$175.0	-	$14.0	Probable
(1)
Achieved in the fourth quarter of 2021 and expected to be certified following the filing of this Annual Report on Form 10-K.

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

As a result, we have experienced significant catch-up expenses in quarters when one or more operational milestones were first determined to be probable of achievement. Historically, the expected market capitalization achievement times were generally later than the related expected operational milestone achievement times. Therefore, when market capitalization milestones were achieved earlier than originally forecasted due to periods of rapid stock price appreciation, we had higher catch-up expenses and the remaining expenses were being recognized over shorter periods of time at a higher per-quarter rate. All market capitalization milestones were achieved as of the second quarter of 2021.

During the year ended December 31, 2021, five operational milestones became probable of achievement and consequently, we recognized an aggregate catch-up expense of $571 million.

As of December 31, 2021, we had $65 million of total unrecognized stock-based compensation expense remaining, which will be recognized over a weighted-average period of 0.6 years. For the years ended December 31, 2021, 2020 and 2019, we recorded stock-based compensation expense of $910 million, $838 million and $296 million, respectively, related to the 2018 CEO Performance Award.

Other Performance-Based Grants

2012 CEO Performance Award

In August 2012, our Board of Directors granted 26.4 million stock option awards to our CEO (the “2012 CEO Performance Award”), as adjusted to give effect to the Stock Split. The 2012 CEO Performance Award consists of 10 vesting tranches with a vesting schedule based entirely on the attainment of both performance conditions and market conditions, assuming continued employment and service through each vesting date. During the year ended December 31, 2021, our CEO exercised all of the remaining 22.9 million vested options from the 2012 CEO Performance Award.

As of December 31, 2021, the performance milestone of gross margin of 30% or more for four consecutive quarters was considered not probable of achievement for which the unrecognized stock-based compensation is immaterial. For the years ended December 31, 2021, 2020 and 2019, we did not record any stock-based compensation expense related to the 2012 CEO Performance Award.

2014 Performance-Based Stock Option Awards

In 2014, to create incentives for continued long-term success beyond the Model S program and to closely align executive pay with our stockholders’ interests in the achievement of significant milestones by us, the Compensation Committee of our Board of Directors granted stock option awards to certain employees (excluding our CEO) to purchase an aggregate of 5.4 million shares of our common stock, as adjusted to give effect to the Stock Split. Each award consisted of four vesting tranches with the vesting schedule based entirely on the attainment of the future performance milestones, assuming continued employment and service through each vesting date.

As of December 31, 2021, the performance milestone of annualized gross margin of greater than 30% for any three-year period was considered not probable of achievement for which the unrecognized stock-based compensation is immaterial. For the years ended December 31, 2021, 2020 and 2019, we did not record any stock-based compensation expense related to this grant.

2021 Performance-Based Stock Option & RSU Awards

During the fourth quarter of 2021, the Compensation Committee of our Board of Directors granted to certain employees restricted stock units and stock options to purchase an aggregate 0.7 million shares of our common stock to create incentives for continued long-term success and to closely align compensation with our stockholders' interests in the achievement of certain performance milestones by our company.

We begin recording stock-based compensation expense when the performance milestones become probable of achievement. Following achievement, vesting occurs over a two year period with continued employment. As of December 31, 2021, we had unrecognized stock-based compensation expense of $413 million for this grant as it was not considered probable of achievement. For the year ended December 31, 2021, we did not record stock-based compensation expense related to this grant.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$421	$281	$128
Research and development	448	346	285
Selling, general and administrative	1,252	1,107	482
Restructuring and other	—	—	3
Total	$2,121	$1,734	$898

Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances. During the years ended December 31, 2021, 2020 and 2019, stock-based compensation expense capitalized to our consolidated balance sheets was $182 million, $89 million and $52 million, respectively. As of December 31, 2021, we had $3.43 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.10 years.

Note 14 – Income Taxes

A provision for income taxes of $699 million, $292 million and $110 million has been recognized for the years ended December 31, 2021, 2020 and 2019, respectively, related primarily to our subsidiaries located outside of the U.S. Our income (loss) before provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(130)	$(198)	$(287)
Noncontrolling interest and redeemable noncontrolling interest	125	141	87
Foreign	6,348	1,211	(465)
Income (loss) before income taxes	$6,343	$1,154	$(665)

The components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	9	4	5
Foreign	839	248	86
Total current	848	252	91
Deferred:
Federal	—	—	(4)
State	—	—	—
Foreign	(149)	40	23
Total deferred	(149)	40	19
Total provision for income taxes	$699	$292	$110

Deferred tax assets (liabilities) as of December 31, 2021 and 2020 consisted of the following (in millions):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$7,607	$2,172
Research and development credits	923	624
Other tax credits and attributes	335	168
Deferred revenue	546	450
Inventory and warranty reserves	377	315
Stock-based compensation	115	98
Operating lease right-of-use liabilities	430	335
Deferred GILTI tax assets	556	581
Accruals and others	191	205
Total deferred tax assets	11,080	4,948
Valuation allowance	(9,074)	(2,930)
Deferred tax assets, net of valuation allowance	2,006	2,018
Deferred tax liabilities:
Depreciation and amortization	(1,279)	(1,488)
Investment in certain financing funds	(209)	(198)
Operating lease right-of-use assets	(391)	(305)
Deferred revenue	(49)	(50)
Other	(13)	(61)
Total deferred tax liabilities	(1,941)	(2,102)
Deferred tax assets (liabilities), net of valuation allowance	$65	$(84)

As of December 31, 2021, we recorded a valuation allowance of $9.07 billion for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $6.14 billion, $974 million, and $150 million during the years ended December 31, 2021, 2020 and 2019, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. We have $417 million of deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions. We did not have any material releases of valuation allowance for the years ended December 31, 2021, 2020 and 2019. We continue to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors. In completing this assessment, we considered both objective and subjective factors. These factors included, but were not limited to, a history of losses in prior years, excess tax benefits related to stock-based compensation, future reversal of existing temporary differences and tax planning strategies. After evaluating all available evidence, we intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Given the improvement in our operating results and depending on the amount of stock-based compensation tax deductions available in the future, we may release the valuation allowance associated with the U.S. deferred tax assets in the next few years. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Tax at statutory federal rate	$1,332	$242	$(139)
State tax, net of federal benefit	6	4	5
Nondeductible executive compensations	201	184	62
Other nondeductible expenses	67	52	32
Excess tax benefits related to stock based compensation	(7,123)	(666)	(7)
Foreign income rate differential	(668)	33	189
U.S. tax credits	(328)	(181)	(107)
Noncontrolling interests and redeemable noncontrolling interests adjustment	11	5	(29)
GILTI inclusion	1,008	133	—
Convertible debt	—	—	(4)
Unrecognized tax benefits	28	1	17
Change in valuation allowance	6,165	485	91
Provision for income taxes	$699	$292	$110

As of December 31, 2021, we had $31.2 billion of federal and $21.6 billion of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2022 for federal and state purposes. A portion of these losses were generated by SolarCity and some of the companies we acquired, and therefore are subject to change of control provisions, which limit the amount of acquired tax attributes that can be utilized in a given tax year. We do not expect the change of control limitations to significantly impact our ability to utilize these attributes.

Our 2021 net operating loss included corporate income tax deductions related to our CEO’s exercise of the remaining stock options from the 2012 CEO Performance Award, which resulted in a $23.45 billion tax deduction. Such increase in net operating loss is included in our deferred income tax assets, offset by a valuation allowance. Section 162(m) of the Internal Revenue Code was amended for deductibility of executive compensation for stock grants after 2017. Therefore, we are not expecting substantial corporate income tax deductions from our CEO's subsequent option exercises.

As of December 31, 2021, we had research and development tax credits of $738 million and $584 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2024. However, the state of California research and development tax credits can be carried forward indefinitely. In addition, we have other general business tax credits of $186 million for federal income tax purposes, which will not begin to significantly expire until 2033.

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

We constantly assess our intent to reinvest our offshore earnings. As of December 31, 2021, we no longer intend to reinvest certain undistributed earnings of our foreign entities that have been previously taxed in the U.S, while for the remainder of our undistributed earnings, we intend to indefinitely reinvest. We have recorded the taxes associated with the earnings we intend to repatriate in the future. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or state taxes have been recorded. As of December 31, 2021, such undistributed earnings were approximately $161 million. The amount of any unrecognized deferred tax liability associated with these earnings is immaterial.

Uncertain Tax Positions

The changes to our gross unrecognized tax benefits were as follows (in millions):

December 31, 2018	$253
Decreases in balances related to prior year tax positions	(39)
Increases in balances related to current year tax positions	59
December 31, 2019	273
Increases in balances related to prior year tax positions	66
Increases in balances related to current year tax positions	41
December 31, 2020	380
Increases in balances related to prior year tax positions	117
Decreases in balances related to prior year tax positions	(90)
Increases in balances related to current year tax positions	124
December 31, 2021	$531

As of December 31, 2021, accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. Unrecognized tax benefits of $473 million, if recognized, would not affect our effective tax rate since the tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

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

Given the uncertainty in timing and outcome of our tax examinations, an estimate of the range of the reasonably possible change in gross unrecognized tax benefits within twelve months cannot be made at this time.

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

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. The amendment also extended our overall agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029. As of December 31, 2021, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo and do not currently expect any issues meeting our applicable obligations following this expected deferral or in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.

Operating Lease Arrangement in Shanghai, China

We have an operating lease arrangement for an initial term of 50 years with the local government of Shanghai for land use rights where we are constructing Gigafactory Shanghai. Under the terms of the arrangement, we are required to spend RMB 14.08 billion in capital expenditures by the end of 2023 and to generate RMB 2.23 billion of annual tax revenues starting at the end of 2023. If we are unwilling or unable to meet such target or obtain periodic project approvals, in accordance with the Chinese government’s standard terms for such arrangements, we would be required to revert the site to the local government and receive compensation for the remaining value of the land lease, buildings and fixtures. We expect to meet the capital expenditure and tax revenue requirements based on our current level of spend and sales.

Legal Proceedings

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Tesla challenging our acquisition of SolarCity Corporation (“SolarCity”). Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, and the Delaware Supreme Court denied that request without ruling on the merits but electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018, and mediations were held on June 10, 2019. Plaintiffs and defendants filed respective motions for summary judgment on August 25, 2019, and further mediations were held on October 3, 2019. The Court held a hearing on the motions for summary judgment on November 4, 2019. On January 22, 2020, all of the director defendants except Elon Musk reached a settlement to resolve the lawsuit against them for an amount to be paid entirely under the applicable insurance policy. The settlement, which does not involve an admission of any wrongdoing by any party, was approved by the Court on August 17, 2020. Tesla received payment of approximately $43 million on September 16, 2020, which has been recognized in our consolidated statement of operations as a reduction to Selling, general and administrative operating expenses for costs previously incurred related to the acquisition of SolarCity. On February 4, 2020, the Court issued a ruling that denied plaintiffs’ previously-filed motion for summary judgment and granted in part and denied in part defendants’ previously-filed motion for summary judgment. The case was set for trial in March 2020 until it was postponed by the Court due to safety precautions concerning COVID-19. The trial was held from July 12 to July 23, 2021 and on August 16, 2021. On October 22, 2021, the Court approved the parties’ joint stipulation that (a) the class is decertified and the action shall continue exclusively as a derivative action under Court of Chancery Rule 23.1; and (b) the direct claims against Elon Musk are dismissed with prejudice. Following post-trial briefing, post-trial argument was held on January 18, 2022. The matter is now submitted, and a decision is expected by middle of 2022.

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

On January 25, 2021, the Court conditionally certified certain claims and a class of Tesla stockholders as a class action. On September 30, 2021, plaintiff filed a motion for leave to file a verified amended derivative complaint. On October 1, 2021, defendants Kimbal Musk and Steve Jurvetson moved for summary judgment as to the claims against them. Following the motion, plaintiff agreed to voluntarily dismiss the claims against Kimbal Musk and Steve Jurvetson. Plaintiff also moved for summary judgment on October 1, 2021. On October 27, 2021, the Court approved the parties’ joint stipulation that, among other things, (a) all claims against Kimbal Musk and Steve Jurvetson in the Complaint are dismissed with prejudice; (b) the class is decertified and the action shall continue exclusively as a derivative action under Court of Chancery Rule 23.1; and (c) the direct claims against the remaining defendants are dismissed with prejudice. On November 18, 2021, the remaining defendants (a) moved for partial summary judgment, (b) opposed plaintiff’s summary judgment motion, and (c) opposed the plaintiff’s motion to amend his complaint. Oral argument on summary judgment and the motion to amend were set for January 6, 2022, however, it was canceled by the Court. The case was recently assigned to a different judge. Trial is currently set for April 18-22, 2022.

Litigation Related to Directors’ Compensation

On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Delaware Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages and other relief. Defendants filed their answer on September 17, 2020. Trial is set for September 11, 2023.

Litigation Relating to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the U.S. District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. Plaintiffs filed their consolidated complaint on January 16, 2019 and added as defendants the members of Tesla’s board of directors. The now-consolidated purported stockholder class action was stayed while the issue of selection of lead counsel was briefed and argued before the Ninth Circuit. The Ninth Circuit ruled regarding lead counsel. Defendants filed a motion to dismiss the complaint on November 22, 2019. The hearing on the motion was held on March 6, 2020. On April 15, 2020, the Court denied defendants’ motion to dismiss. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. On January 11, 2022, plaintiff filed a motion for partial summary judgment which is currently pending before the Court. Trial is set for May 2022.

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

On November 15, 2021, JPMorgan Chase Bank (“JP Morgan”) filed a lawsuit against Tesla in the Southern District of New York alleging breach of a stock warrant agreement that was entered into as part of a convertible notes offering in 2014. In 2018, JP Morgan informed Tesla that it had adjusted the strike price based upon Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. Tesla disputed JP Morgan’s adjustment as a violation of the parties’ agreement. In 2021 Tesla delivered shares to JP Morgan per the agreement, which they duly accepted. JP Morgan now alleges that it is owed approximately $162 million as the value of additional shares that it claims should have been delivered as a result of the adjustment to the strike price in 2018. On January 24, 2022, Tesla filed multiple counterclaims as part of its answer to the underlying lawsuit, asserting among other points that JP Morgan should have terminated the stock warrant agreement in 2018 rather than make an adjustment to the strike price that it should have known would lead to a commercially unreasonable result. Tesla believes that the adjustments made by JP Morgan were neither proper nor commercially reasonable, as required under the stock warrant agreements.

Litigation and Investigations Relating to Alleged Race Discrimination

On October 4, 2021, in a case captioned Diaz v. Tesla, a jury in the Northern District of California returned a verdict of $136.9 million against Tesla on claims by a former contingent worker that he was subjected to race discrimination while assigned to work at Tesla's Fremont Factory from 2015-2016. The Company does not believe that the facts and law justify the verdict. On November 16, 2021, Tesla filed a post-trial motion for relief that included a request for a new trial or reduction of the jury's damages. The court held a hearing on Tesla's motion on January 19, 2022, and a decision is expected soon. Tesla will pursue next steps, including an appeal, if necessary.

On January 3, 2022, the California Department of Fair Employment and Housing (“DFEH”) issued Tesla a Notice of Cause Finding and Mandatory Dispute Resolution following an investigation into undisclosed allegations of race discrimination and harassment at unspecified Tesla locations. The DFEH gave notice that, based upon the evidence collected, it believes that it has grounds to file a civil complaint against Tesla.

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

For example, the SEC had issued subpoenas to Tesla in connection with Elon Musk’s prior statement that he was considering taking Tesla private. The take-private investigation was resolved and closed with a settlement entered into with the SEC in September 2018 and as further clarified in April 2019 in an amendment. More recently, on November 16, 2021, the SEC issued a subpoena to us seeking information on our governance processes around compliance with the SEC settlement, as amended.

On December 4, 2019, the SEC issued a subpoena seeking information concerning certain financial data and contracts including Tesla’s regular financing arrangements. On December 16, 2021, the SEC informed us that it closed this investigation. Separately, the DOJ had also asked us to voluntarily provide it with information about the above matter related to taking Tesla private and Model 3 production rates. We have not received any further requests from DOJ on these matters since we last provided information in May 2019. There have not been any additional developments in these matters that we deem to be material, and to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. As is our normal practice, we have been cooperating and will continue to cooperate with government authorities. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows and financial position.

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

Letters of Credit

As of December 31, 2021, we had $286 million of unused letters of credit outstanding.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$79	$87
Accounts receivable, net	22	28
Prepaid expenses and other current assets	152	105
Total current assets	253	220
Solar energy systems, net	4,108	4,749
Other non-current assets	265	182
Total assets	$4,626	$5,151
Liabilities
Current liabilities
Accrued liabilities and other	$74	$63
Deferred revenue	10	11
Customer deposits	—	14
Current portion of debt and finance leases	1,031	797
Total current liabilities	1,115	885
Deferred revenue, net of current portion	153	168
Debt and finance leases, net of current portion	2,093	1,346
Other long-term liabilities	11	19
Total liabilities	$3,372	$2,418

Note 17 – Related Party Transactions

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

In relation to our CEO’s exercise of stock options and sale of common stock from the 2012 CEO Performance Award, Tesla withheld the appropriate amount of taxes. However, given the significant amounts involved, our CEO entered into an indemnification agreement with us in November 2021 for additional taxes owed, if any.

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

	Year Ended December 31,
	2021	2020	2019
Automotive segment
Revenues	$51,034	$29,542	$23,047
Gross profit	$13,735	$6,612	$3,879
Energy generation and storage segment
Revenues	$2,789	$1,994	$1,531
Gross profit	$(129)	$18	$190

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$23,973	$15,207	$12,653
China	13,844	6,662	2,979
Other	16,006	9,667	8,946
Total	$53,823	$31,536	$24,578

The following table presents long-lived assets by geographic area (in millions):

	December 31,	December 31,
	2021	2020
United States	$19,026	$15,989
Germany	2,606	894
China	2,415	1,479
Other International	602	364
Total	$24,649	$18,726

Note 19 – Restructuring and Other

During the year ended December 31, 2021, we recorded $101 million of impairment losses on bitcoin. We also realized gains of $128 million in connection with selling a portion of our holdings in March 2021.

During the year ended December 31, 2019, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, we recognized $50 million of costs primarily related to employee termination expenses and losses from closing certain stores impacting both segments. We recognized $47 million in impairment related to the in-process research and development intangible asset as we abandoned further development efforts and $15 million for the related equipment within the energy generation and storage segment. We also incurred a loss of $37 million for closing operations in certain facilities. On the statement of cash flows, the amounts were presented in the captions in which such amounts would have been recorded absent the impairment charges. The employee termination expenses were substantially paid by December 31, 2019, while the remaining amounts were non-cash.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2022 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

3. The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.1	March 1, 2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.2	March 1, 2017

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.2	February 1, 2017

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	March 1, 2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019
4.15	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.16	Third Supplemental Indenture, dated as of March 5, 2014, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.4	March 5, 2014

4.17	Form of 1.25% Convertible Senior Note Due March 1, 2021 (included in Exhibit 4.16).	8-K	001-34756	4.4	March 5, 2014

4.18	Fourth Supplemental Indenture, dated as of March 22, 2017, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 22, 2017

4.19	Form of 2.375% Convertible Senior Note Due March 15, 2022 (included in Exhibit 4.18).	8-K	001-34756	4.2	March 22, 2017

4.20	Fifth Supplemental Indenture, dated as of May 7, 2019, by and between Registrant and U.S. Bank National Association, related to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	4.2	May 8, 2019

4.21	Form of 2.00% Convertible Senior Notes due May 15, 2024 (included in Exhibit 4.20).	8-K	001-34756	4.2	May 8, 2019

4.22	Indenture, dated as of August 18, 2017, by and among the Registrant, SolarCity, and U.S. Bank National Association, as trustee.	8-K	001-34756	4.1	August 23, 2017

4.23	Form of 5.30% Senior Note due August 15, 2025.	8-K	001-34756	4.2	August 23, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.24	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.25	Eighth Supplemental Indenture, dated as of January 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.00% Solar Bonds, Series 2015/4-7.	8-K(1)	001-35758	4.5	January 29, 2015

4.26	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015
4.27	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.28	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.29	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.30	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.31	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.32	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.33	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

4.34	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.35	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.36	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.37	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

4.38	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.39	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.40	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.41	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.42	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

4.43	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.44	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.45	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.46	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

4.47	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.48	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.49	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.50	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.51	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.52	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.53	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

4.54	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.55	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.56	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.57	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.58	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.59	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.60	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.61	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

4.62	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

4.63	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.64	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.65	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

4.66	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.67	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.68	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.69	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.70	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.71	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.72	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.73	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.74	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.75	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.76	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.77	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.78	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.79	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.80	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.81	Description of Registrant’s Securities	10-K	001-34756	4.119	February 13, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2019 Equity Incentive Plan.	S-8	333-232079	4.2	June 12, 2019

10.9**	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.3	June 12, 2019

10.10**	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.4	June 12, 2019

10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2007 SolarCity Stock Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.2	October 5, 2012

10.13**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.14**	2010 Zep Solar, Inc. Equity Incentive Plan and form of agreements used thereunder.	S-8(1)	333-192996	4.5	December 20, 2013

10.15**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.16**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.17**	Maxwell Technologies, Inc. 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010	8-K(2)	001-15477	10.1	May 10, 2010

10.18**	Maxwell Technologies, Inc. 2013 Omnibus Equity Incentive Plan	DEF 14A(2)	001-15477	Appendix A	June 2, 2017

10.19	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	10-Q	001-34756	10.4	July 28, 2020

10.20	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.21	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.22	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

10.23	Form of Call Option Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.1	March 22, 2017

10.24	Form of Warrant Confirmation relating to 2.375% Convertible Notes due March 15, 2022.	8-K	001-34756	10.2	March 22, 2017

10.25	Form of Call Option Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.1	May 3, 2019

10.26	Form of Warrant Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.2	May 3, 2019

10.27†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	001-34756	10.50	February 27, 2012

10.28†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.29	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.30†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

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

		10-K	001-34756	10.44	February 8, 2021

10.45†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.46††	Second Amended and Restated Loan and Security Agreement, dated as of August 28, 2020, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.2	October 26, 2020

10.47	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of March 15, 2021, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.1	April 28, 2021

10.48††	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 8, 2021, by and among Tesla 2014 Warehouse SPV LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-Q	001-34756	10.1	July 27, 2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.49†	Loan and Security Agreement, executed on December 28, 2018, by and among LML 2018 Warehouse SPV, LLC, Tesla Finance LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.	10-K	001-34756	10.55	February 19, 2019

10.50††	Letter of Consent, dated as of June 14, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank AG, New York Branch, as Administrative Agent, and the Group Agents party thereto, in respect of the Loan and Security Agreement, dated as of August 17, 2017 and as amended from time to time, by and among LML Warehouse SPV, LLC, Tesla Finance LLC, and the Lenders, Group Agents and Administrative Agent from time to time party thereto.	10-Q	001-34756	10.1	July 29, 2019

10.51††	Amendment No. 1 to Loan and Security Agreement, dated as of August 16, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent, and the Lenders and Group Agents from time to time party thereto.	10-Q	001-34756	10.2	October 29, 2019

10.52	Amendment No. 2 to Loan and Security Agreement, dated as of December 13, 2019, by and among LML 2018 Warehouse SPV, LLC, Deutsche Bank Trust Company Americas, as Paying Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent, and the Lenders and Group Agents from time to time party thereto.	10-K	001-34756	10.69	February 13, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.53

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

10.54††

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

		10-Q	001-34756	10.1	October 26, 2020

10.55	Payoff and Termination Letter, executed on August 28, 2020, by and among LML 2018 Warehouse SPV, LLC, the Lenders and Group Agents from time to time party thereto, Deutsche Bank Trust Company Americas, as Paying Agent and Deutsche Bank AG, New York Branch, as Administrative Agent, relating to Loan and Security Agreement.	10-Q	001-34756	10.3	October 26, 2020

10.56	Purchase Agreement, dated as of August 11, 2017, by and among the Registrant, SolarCity and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC as representatives of the several initial purchasers named therein.	8-K	001-34756	10.1	August 23, 2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.57	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

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

		10-K(1)	001-35758	10.16i	February 10, 2016

10.67	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

10.68	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.6	July 28, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.69	Twelfth Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of May 1, 2021, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.1	October 25, 2021

10.70††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.71††	Facility Agreement, dated as of September 26, 2019, by and between China Merchants Bank Co., Ltd. Beijing Branch and Tesla Automobile (Beijing) Co., Ltd. (English translation).	10-Q	001-34756	10.3	October 29, 2019

10.72††	Statement Letter to China Merchants Bank Co., Ltd. Beijing Branch from Tesla Automobile (Beijing) Co., Ltd., dated as of September 26, 2019 (English translation).	10-Q	001-34756	10.4	October 29, 2019

10.73††	Fixed Asset Syndication Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.85	February 13, 2020

10.74††	Fixed Asset Syndication Loan Agreement and Supplemental Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.86	February 13, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.75††	Syndication Revolving Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd. China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.87	February 13, 2020

10.76††	Working Capital Loan Contact, dated as of May 7, 2020, between Industrial and Commercial Bank of China, China (Shanghai) Pilot Free Trade Zone Lingang Special Area Branch and Tesla (Shanghai) Co., Ltd.	10-Q	001-34756	10.5	July 28, 2020

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tesla, Inc.

Date: February 4, 2022	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2022
Elon Musk

/s/ Zachary J. Kirkhorn	Chief Financial Officer (Principal Financial Officer)	February 4, 2022
Zachary J. Kirkhorn

/s/ Vaibhav Taneja	Chief Accounting Officer (Principal Accounting Officer)	February 4, 2022
Vaibhav Taneja

/s/ Robyn Denholm	Director	February 4, 2022
Robyn Denholm

/s/ Ira Ehrenpreis	Director	February 4, 2022
Ira Ehrenpreis

/s/ Lawrence J. Ellison	Director	February 4, 2022
Lawrence J. Ellison

/s/ Hiromichi Mizuno	Director	February 4, 2022
Hiromichi Mizuno

/s/ James Murdoch	Director	February 4, 2022
James Murdoch

/s/ Kimbal Musk	Director	February 4, 2022
Kimbal Musk

/s/ Kathleen Wilson-Thompson	Director	February 4, 2022
Kathleen Wilson-Thompson