Form 10-Q
period 2022-03-31
Tesla, Inc.
filed 2022-04-25
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34756

Tesla, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2197729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Tesla Road Austin, Texas	78725
(Address of principal executive offices)	(Zip Code)

(512) 516-8177

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TSLA	The Nasdaq Global Select Market

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

As of April 19, 2022, there were 1,036,009,925 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$17,505	$17,576
Short-term marketable securities	508	131
Accounts receivable, net	2,311	1,913
Inventory	6,691	5,757
Prepaid expenses and other current assets	2,035	1,723
Total current assets	29,050	27,100
Operating lease vehicles, net	4,745	4,511
Solar energy systems, net	5,686	5,765
Property, plant and equipment, net	20,027	18,884
Operating lease right-of-use assets	2,181	2,016
Digital assets, net	1,261	1,260
Intangible assets, net	254	257
Goodwill	200	200
Other non-current assets	2,634	2,138
Total assets	$66,038	$62,131
Liabilities
Current liabilities
Accounts payable	$11,171	$10,025
Accrued liabilities and other	5,906	5,719
Deferred revenue	1,594	1,447
Customer deposits	1,125	925
Current portion of debt and finance leases	1,659	1,589
Total current liabilities	21,455	19,705
Debt and finance leases, net of current portion	3,153	5,245
Deferred revenue, net of current portion	2,185	2,052
Other long-term liabilities	3,839	3,546
Total liabilities	30,632	30,548
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	459	568
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000 shares authorized; 1,036 and 1,033 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	30,485	29,803
Accumulated other comprehensive (loss) income	(50)	54
Retained earnings	3,649	331
Total stockholders’ equity	34,085	30,189
Noncontrolling interests in subsidiaries	862	826
Total liabilities and equity	$66,038	$62,131

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Automotive sales	$15,514	$8,187
Automotive regulatory credits	679	518
Automotive leasing	668	297
Total automotive revenues	16,861	9,002
Energy generation and storage	616	494
Services and other	1,279	893
Total revenues	18,756	10,389
Cost of revenues
Automotive sales	10,914	6,457
Automotive leasing	408	160
Total automotive cost of revenues	11,322	6,617
Energy generation and storage	688	595
Services and other	1,286	962
Total cost of revenues	13,296	8,174
Gross profit	5,460	2,215
Operating expenses
Research and development	865	666
Selling, general and administrative	992	1,056
Restructuring and other	0	(101)
Total operating expenses	1,857	1,621
Income from operations	3,603	594
Interest income	28	10
Interest expense	(61)	(99)
Other income, net	56	28
Income before income taxes	3,626	533
Provision for income taxes	346	69
Net income	3,280	464
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(38)	26
Net income attributable to common stockholders	$3,318	$438

Net income per share of common stock attributable to common stockholders
Basic	$3.20	$0.46
Diluted	$2.86	$0.39
Weighted average shares used in computing net income per share of common stock
Basic	1,034	961
Diluted	1,157	1,133

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$3,280	$464
Other comprehensive loss:
Foreign currency translation adjustment	(96)	(220)
Unrealized net loss on marketable securities	(8)	—
Comprehensive income	3,176	244
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(38)	26
Comprehensive income attributable to common stockholders	$3,214	$218

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Subsidiaries	Equity
Balance as of December 31, 2021	$568	1,033	$1	$29,803	$54	$331	$30,189	$826	$31,015
Exercises of conversion feature of convertible senior notes	—	0	0	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	3	0	202	—	—	202	—	202
Stock-based compensation		—	—	485	—	—	485	—	485
Distributions to noncontrolling interests	(12)	—	—	—	—	—	—	(22)	(22)
Buy-out of noncontrolling interests	(1)	—	—	(5)	—	—	(5)	—	(5)
Net (loss) income	(96)	—	—	—	—	3,318	3,318	58	3,376
Other comprehensive loss	—	—	—	—	(104)	—	(104)	—	(104)
Balance as of March 31, 2022	$459	1,036	$1	$30,485	$(50)	$3,649	$34,085	$862	$34,947

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Interests in	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2020	$604	960	$1	$27,260	$363	$(5,399)	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	—	211	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	0	0	11	—	—	11	—	11
Issuance of common stock for equity incentive awards	—	3	0	183	—	—	183	—	183
Stock-based compensation	—	—	—	643	—	—	643	—	643
Distributions to noncontrolling interests	(12)	—	—	—	—	—	—	(20)	(20)
Net income	9	—	—	—	—	438	438	17	455
Other comprehensive loss	—	—	—	—	(220)	—	(220)	—	(220)
Balance as of March 31, 2021	$601	963	$1	$27,623	$143	$(4,750)	$23,017	$847	$23,864

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$3,280	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	880	621
Stock-based compensation	418	614
Inventory and purchase commitments write-downs	33	49
Foreign currency transaction net unrealized gain	(30)	(2)
Non-cash interest and other operating activities	16	8
Digital assets gain, net	—	(101)
Changes in operating assets and liabilities:
Accounts receivable	(409)	(24)
Inventory	(633)	(106)
Operating lease vehicles	(462)	(426)
Prepaid expenses and other current assets	(289)	(143)
Other non-current assets	(611)	(168)
Accounts payable and accrued liabilities	997	672
Deferred revenue	287	162
Customer deposits	204	(2)
Other long-term liabilities	314	23
Net cash provided by operating activities	3,995	1,641
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(1,767)	(1,348)
Purchases of solar energy systems, net of sales	(5)	(12)
Purchases of digital assets	—	(1,500)
Proceeds from sales of digital assets	—	272
Purchase of intangible assets	(9)	—
Purchases of marketable securities	(386)	—
Receipt of government grants	—	6
Net cash used in investing activities	(2,167)	(2,582)
Cash Flows from Financing Activities
Proceeds from issuances of convertible and other debt	—	2,983
Repayments of convertible and other debt	(1,945)	(4,038)
Collateralized lease repayments	—	(6)
Proceeds from exercises of stock options and other stock issuances	202	183
Principal payments on finance leases	(123)	(101)
Debt issuance costs	—	(5)
Distributions paid to noncontrolling interests in subsidiaries	(42)	(32)
Payments for buy-outs of noncontrolling interests in subsidiaries	(6)	—
Net cash used in by financing activities	(1,914)	(1,016)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(18)	(221)
Net decrease in cash and cash equivalents and restricted cash	(104)	(2,178)
Cash and cash equivalents and restricted cash, beginning of period	18,144	19,901
Cash and cash equivalents and restricted cash, end of period	$18,040	$17,723
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,036	$1,061
Leased assets obtained in exchange for finance lease liabilities	$20	$64
Leased assets obtained in exchange for operating lease liabilities	$271	$179

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

There continues to be widespread impact from the COVID-19 pandemic. Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. We have also previously been, and are being, affected by temporary manufacturing closures, employment and compensation adjustments and impediments to administrative activities supporting our product deliveries and deployments.

In addition, we have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID‐19 pandemic and general global economic conditions. The inflationary impact on our cost structure has contributed to adjustments in our product pricing, despite a continued focus on reducing our manufacturing costs where possible.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of March 31, 2022, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets which could impact our estimates and assumptions. The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, the collectability of accounts receivable, inventory valuation, warranties, fair value of long-lived assets, goodwill, fair value of financial instruments, fair value and residual value of operating lease vehicles and solar energy systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended March 31,
	2022	2021
Automotive sales without resale value guarantee	$15,325	$8,013
Automotive sales with resale value guarantee	189	174
Automotive regulatory credits	679	518
Energy generation and storage sales	503	383
Services and other	1,279	893
Total revenues from sales and services	17,975	9,981
Automotive leasing	668	297
Energy generation and storage leasing	113	111
Total revenues	$18,756	$10,389

Automotive Segment

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606, Revenue from Contracts with Customers, as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The total sales return reserve on vehicles sold with resale value guarantees was $190 million and $223 million as of March 31, 2022 and December 31, 2021, respectively, of which $80 million and $91 million was short-term, respectively.

Deferred revenue is related to the access to our Full Self Driving (“FSD”) features, internet connectivity, Supercharger network and over-the-air software updates on automotive sales with and without resale value guarantee, which amounted to $2.56 billion and $2.38 billion as of March 31, 2022 and December 31, 2021, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was $66 million and $79 million for the three months ended March 31, 2022 and 2021, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees as of March 31, 2022, we expect to recognize $948 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period, which is generally the expected ownership life of the vehicle.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to zero-emission vehicles, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Deferred revenue related to sales of automotive regulatory credits was immaterial as of March 31, 2022 and December 31, 2021, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was immaterial for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously.

Automotive Leasing Revenue

Direct Sales-Type Leasing Program

For the three months ended March 31, 2022, we recognized $265 million of sales-type leasing revenue and $164 million of sales-type leasing cost of revenue. For the three months ended March 31, 2021, we recognized $42 million of sales-typing leasing revenue and $26 million of sales-type leasing cost of revenue.

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

	March 31, 2022	December 31, 2021
Gross lease receivables	$651	$427
Unearned interest income	(77)	(50)
Allowance for expected credit losses	(2)	(1)
Net investment in sales-type leases	$572	$376

Reported as:
Prepaid expenses and other current assets	$113	$73
Other non-current assets	459	303
Net investment in sales-type leases	$572	$376

Energy Generation and Storage Segment

Energy Generation and Storage Sales

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of March 31, 2022 and December 31, 2021, deferred revenue related to such customer payments amounted to $481 million and $399 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was $52 million and $33 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $154 million. Of this amount, we expect to recognize $9 million in the next 12 months and the remaining over a period up to 26 years.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2022 and December 31, 2021, the aggregate balances of our gross unrecognized tax benefits were $562 million and $531 million, respectively, of which $493 million and $473 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

The local government of Shanghai granted a beneficial corporate income tax rate of 15% to certain eligible enterprises, compared to the 25% statutory corporate income tax rate in China. Our Gigafactory Shanghai subsidiary was granted this beneficial income tax rate of 15% for 2019 through 2023.

We file income tax returns in the U.S. and various state and foreign jurisdictions. We are currently under examination by the IRS for the years 2015 to 2018. Additional tax years within the periods 2004 to 2014 and 2019 to 2021 remain subject to examination for federal income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. Our returns for 2004 and subsequent tax years remain subject to examination in U.S. state and foreign jurisdictions.

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

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Three Months Ended March 31,
	2022	2021
Net income attributable to common stockholders	$3,318	$438
Less: Buy-out of noncontrolling interest	5	—
Net income used in computing basic net income per share of common stock	3,313	438
Less: Dilutive convertible debt	0	(5)
Net income used in computing diluted net income per share of common stock	$3,313	$443

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended March 31,
	2022	2021
Weighted average shares used in computing net income per share of common stock, basic	1,034	961
Add:
Stock-based awards	104	97
Convertible senior notes	2	21
Warrants	17	54
Weighted average shares used in computing net income per share of common stock, diluted	1,157	1,133

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended March 31,
	2022	2021
Stock-based awards	1	0
Convertible senior notes	—	1

Restricted Cash

We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash held to service certain payments under various secured debt facilities. In addition, restricted cash includes cash held as collateral for certain permits as well as sales to lease partners with a resale value guarantee, letters of credit, real estate leases, insurance policies and certain operating leases. We record restricted cash as other assets in the consolidated balance sheets and determine current or non-current classification based on the expected duration of the restriction.

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	March 31,	December 31,	March 31,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$17,505	$17,576	$17,141	$19,384
Restricted cash included in prepaid expenses and other current assets	297	345	305	238
Restricted cash included in other non-current assets	238	223	277	279
Total as presented in the consolidated statements of cash flows	$18,040	$18,144	$17,723	$19,901

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

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of March 31, 2022 and December 31, 2021, we had $703 million and $627 million, respectively, of long-term government rebates receivable in Other non-current assets on our consolidated balance sheets.

MyPower Customer Notes Receivable

As of March 31, 2022 and December 31, 2021, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $293 million and $299 million, respectively, of which $10 million and $11 million were due in the next 12 months as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the allowance for expected credit losses was $41 million.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, restricted cash, accounts receivable, convertible note hedges and interest rate swaps. Our cash balances are primarily invested in money market funds, U.S. government securities, or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. As of March 31, 2022 and December 31, 2021, no entity represented 10% or more of our total accounts receivable balance. The risk of concentration for our convertible note hedges and interest rate swaps is mitigated by transacting with several highly-rated multinational banks.

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

Operating Lease Vehicles

The gross cost of operating lease vehicles as of March 31, 2022 and December 31, 2021 was $5.62 billion and $5.28 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $877 million and $773 million as of March 31, 2022 and December 31, 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
Accrued warranty—beginning of period	$2,101	$1,468
Warranty costs incurred	(151)	(116)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	15	(1)
Provision for warranty	322	183
Accrued warranty—end of period	$2,287	$1,534

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. We adopted the ASU prospectively on January 1, 2022. The additional annual disclosures required are not expected to have a material impact on our consolidated financial statements.

Note 3 – Digital Assets, Net

During the three months ended March 31, 2022 and 2021, we purchased and/or received an immaterial amount and $1.50 billion, respectively, of digital assets. During the three months ended March 31, 2022 and 2021, the impairment losses we recorded on such digital assets were immaterial and $27 million, respectively. We also realized gains of $128 million in connection with selling a portion of our holdings in March 2021. Such gains are presented net of impairment losses in Restructuring and other in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the carrying value of our digital assets held was $1.26 billion, which reflects cumulative impairments of $101 million, each period. The fair market value of such digital assets held as of March 31, 2022 was $1.96 billion.

Note 4 – Intangible Assets

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	March 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$299	$(160)	$3	$142	$299	$(150)	$3	$152
Trade names	2	(1)	—	1	2	(1)	—	1
Favorable contracts and leases, net	113	(42)	—	71	113	(40)	—	73
Other	36	(21)	1	16	36	(21)	1	16
Total finite-lived intangible assets	450	(224)	4	230	450	(212)	4	242
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	15	—	—	15	15	—	—	15
Other	9	—	—	9	—	—	—	—
Total infinite-lived intangible assets	24	—	—	24	15	—	—	15
Total intangible assets	$474	$(224)	$4	$254	$465	$(212)	$4	$257

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

Nine months ending December 31, 2022	$37
2023	43
2024	28
2025	28
2026	28
Thereafter	66
Total	$230

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

	March 31, 2022				December 31, 2021
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$5,433	$5,433	$—	$—	$9,548	$9,548	$—	$—
U.S. government securities	811	—	811	—	—	—	—	—
Corporate debt securities	497	—	497	—	131	—	131	—
Interest rate swap liabilities	—	—	—	—	31	—	31	—
Total	$6,741	$5,433	$1,308	$—	$9,710	$9,548	$162	$—

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

Our cash, cash equivalents and marketable securities classified by security type as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	March 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$11,272	$—	$—	$11,272	$11,272	$—
Money market funds	5,433	—	—	5,433	5,433	—
U.S. government securities	811	—	0	811	800	11
Corporate debt securities	506	—	(9)	497	—	497
Total cash, cash equivalents and short-term marketable securities	$18,022	$—	$(9)	$18,013	$17,505	$508

	December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$8,028	$—	$—	$8,028	$8,028	$—
Money market funds	9,548	—	—	9,548	9,548	—
Corporate debt securities	132	—	(1)	131	—	131
Total cash, cash equivalents and short-term marketable securities	$17,708	$—	$(1)	$17,707	$17,576	$131

We record gross realized gains, losses and credit losses as a component of Other income, net in the consolidated statements of operations. For the three months ended March 31, 2022, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of March 31, 2022 and December 31, 2021. We have determined that the gross unrealized losses on our marketable securities as of March 31, 2022 and December 31, 2021 were temporary in nature.

The following table summarizes the fair value of our marketable securities by stated contractual maturities as of March 31, 2022 (in millions):

Due in 1 year or less	$10
Due in 1 year through 5 years	328
Due in 5 years through 10 years	8
Asset-backed securities	162
Total	$508

Interest Rate Swaps

We had previously entered into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by certain of our lenders. We did not designate our interest rate swaps as hedging instruments. Accordingly, our interest rate swaps were recorded at fair value on the consolidated balance sheets within Other non-current assets or Other long-term liabilities, with any changes in their fair values recognized as Other income, net, in the consolidated statements of operations and with any cash flows recognized as operating activities in the consolidated statements of cash flows. Our interest rate swaps outstanding were as follows (in millions):

	March 31, 2022			December 31, 2021
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$—	$—	$—	$312	$—	$31

Our interest rate swaps activity was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Gross gains	$10	$20

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments approximate their fair values, other than our 2.375% Convertible Senior Notes due in 2022 (“2022 Notes”), 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) (collectively referred to as “Convertible Senior Notes” below), and Solar Asset and Loan-backed Notes.

We estimate the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of our Solar Asset and Loan-backed Notes based on rates currently offered for instruments with similar maturities and terms (Level III). The following table presents the estimated fair values and the carrying values (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes (1)	$67	$1,180	$119	$2,016
Solar Asset and Loan-backed Notes	$453	$438	$827	$834

(1)
The 2022 Notes were fully settled in the first quarter of 2022.

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Raw materials	$3,822	$2,816
Work in process	1,306	1,089
Finished goods (1)	977	1,277
Service parts	586	575
Total	$6,691	$5,757

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2022 and 2021, we recorded write-downs of $26 million and $23 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 7 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Machinery, equipment, vehicles and office furniture	$11,163	$9,953
Tooling	2,345	2,188
Leasehold improvements	1,911	1,826
Land and buildings	5,957	4,675
Computer equipment, hardware and software	1,595	1,414
Construction in progress	4,322	5,559
	27,293	25,615
Less: Accumulated depreciation	(7,266)	(6,731)
Total	$20,027	$18,884

Construction in progress is primarily comprised of construction of Gigafactory Berlin and Gigafactory Texas, expansion of Gigafactory Shanghai and equipment and tooling related to the manufacturing of our products. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three months ended March 31, 2022 and 2021, we capitalized interest of an immaterial amount and $15 million, respectively.

Depreciation expense during the three months ended March 31, 2022 and 2021 was $551 million and $424 million, respectively. Gross property, plant and equipment under finance leases as of March 31, 2022 and December 31, 2021 was $2.76 billion and $2.75 billion, respectively, with accumulated depreciation of $1.33 billion and $1.21 billion, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of March 31, 2022 and December 31, 2021, we had cumulatively capitalized gross costs of $2.00 billion and $1.98 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 8 – Accrued Liabilities and Other

Our accrued liabilities and other current liabilities consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Accrued purchases (1)	$2,025	$2,045
Taxes payable (2)	1,272	1,122
Payroll and related costs	913	906
Accrued warranty reserve, current portion	709	703
Sales return reserve, current portion	279	265
Operating lease liabilities, current portion	399	368
Other current liabilities	309	310
Total	$5,906	$5,719

(1)
Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 9 – Other Long-Term Liabilities

Our other long-term liabilities consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Operating lease liabilities	$1,814	$1,671
Accrued warranty reserve	1,578	1,398
Sales return reserve	109	133
Deferred tax liability	24	24
Other non-current liabilities	314	320
Total other long-term liabilities	$3,839	$3,546

Note 10 – Debt

The following is a summary of our debt and finance leases as of March 31, 2022 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2024 Notes	$4	$63	$68	$—	2.00%	May 2024
Credit Agreement	—	—	—	2,174	Not applicable	July 2023
Solar Bonds	0	7	7	—	4.7-5.8%	March 2025 - January 2031
Total recourse debt	4	70	75	2,174
Non-recourse debt:
Automotive Asset-backed Notes	1,128	1,348	2,485	—	0.1%-5.5%	September 2022-September 2025
Solar Asset and Loan-backed Notes	12	441	462	—	4.1%-7.7%	December 2026-February 2048
Cash Equity Debt	24	380	415	—	5.3-5.8%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	163	Not applicable	September 2023
Other Loans	—	14	14	22	5.1%	February 2033
Total non-recourse debt	1,164	2,183	3,376	185
Total debt	1,168	2,253	$3,451	$2,359
Finance leases	491	900
Total debt and finance leases	$1,659	$3,153

The following is a summary of our debt and finance leases as of December 31, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$29	$—	$29	$—	2.375%	March 2022
2024 Notes	1	89	91	—	2.00%	May 2024
Credit Agreement	—	1,250	1,250	920	3.3%	July 2023
Solar Bonds	0	7	7	—	4.0-5.8%	January 2022 - January 2031
Total recourse debt	30	1,346	1,377	920
Non-recourse debt:
Automotive Asset-backed Notes	1,007	1,706	2,723	—	0.1%-5.5%	September 2022-September 2025
Solar Asset and Loan-backed Notes	27	800	844	—	2.9%-7.7%	September 2024-September 2049
Cash Equity Debt	24	388	422	—	5.3-5.8%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	167	Not applicable	September 2023
Other Loans	—	14	14	21	5.1%	February 2033
Total non-recourse debt	1,058	2,908	4,003	188
Total debt	1,088	4,254	$5,380	$1,108
Finance leases	501	991
Total debt and finance leases	$1,589	$5,245
(1)
There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities, except certain specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases or various other assets and as may be described below and in the notes to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2021.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. As of March 31, 2022, we were in material compliance with all financial debt covenants.

2022 Notes and 2024 Notes

During the first quarter of 2022, the closing price of our common stock continued to exceed 130% of the applicable conversion price of our 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter, causing the 2024 Notes to be convertible by their holders during the second quarter of 2022. Should the closing price conditions continue to be met in a future quarter for the 2024 Notes, the 2024 Notes will be convertible at their holders’ option during the immediately following quarter.

During the first quarter of 2022, $29 million and $23 million in aggregate principal amount of the 2022 Notes and 2024 Notes, respectively, were converted and settled for $29 million and $23 million in cash for their par amount, and the issuance of 0.4 million and 0.3 million shares of our common stock for the applicable conversion premium, respectively. The note hedges we entered into in connection with the issuance of the 2022 Notes and 2024 Notes were automatically settled with the respective conversions of the 2022 Notes and 2024 Notes, resulting in the receipt of 0.4 million and 0.3 million shares of our common stock, respectively. In March 2022, the 2022 Notes were fully settled.

Solar Asset and Loan-backed Notes

During the first quarter of 2022, we early repaid $380 million in aggregate principal of the Solar Asset and Loan-backed Notes and recorded an extinguishment of debt charge of $11 million related to the early repayments in Interest expense in the consolidated statement of operations.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs, which include the 1.25% Convertible Senior Notes due in 2021 (fully settled in March 2021), the 2022 Notes and the 2024 Notes (in millions):

	Three Months Ended March 31,
	2022	2021
Contractual interest coupon	$1	$7
Amortization of debt issuance costs	1	2
Total	$2	$9

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

The achievement status of the operational milestones as of March 31, 2022 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved	$3.0	Achieved
$55.0	Achieved (1)	$4.5	Achieved
$75.0	Probable	$6.0	Achieved
$100.0	-	$8.0	Achieved
$125.0	-	$10.0	Achieved
$150.0	-	$12.0	Achieved (1)
$175.0	-	$14.0	Achieved (1)

(1) Achieved in the first quarter of 2022 and expected to be certified following the filing of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2022, three operational milestones were achieved and consequently, we recognized an aggregate catch-up expense of $11 million.

As of March 31, 2022, we had $17 million of total unrecognized stock-based compensation expense remaining, which will be recognized over a weighted-average period of 0.5 years. For the three months ended March 31, 2022 and 2021, we recorded stock-based compensation expense of $48 million and $299 million, respectively, related to the 2018 CEO Performance Award.

Other Performance-Based Grants

2021 Performance-Based Stock Option & Restricted Stock Unit (“RSU”) Awards

During the fourth quarter of 2021, the Compensation Committee of our Board of Directors granted to certain employees RSUs and stock options to purchase an aggregate 0.7 million shares of our common stock to create incentives for continued long-term success and to closely align compensation with our stockholders’ interests in the achievement of certain performance milestones by our company.

We begin recording stock-based compensation expense when the performance milestones become probable of achievement. Following achievement, vesting occurs over a two-year period with continued employment. During the three months ended March 31, 2022, the performance milestones related to this grant became probable of achievement and consequently, we recognized an aggregate catch-up expense of $30 million. As of March 31, 2022, we had unrecognized stock-based compensation expense of $334 million, which will be recognized over a weighted-average period of 3.2 years. For the three months ended March 31, 2022, we recorded $69 million of stock-based compensation expense related to this grant.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$131	$103
Research and development	143	125
Selling, general and administrative	144	386
Total	$418	$614

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

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. The amendment also extended our overall agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029. On February 1, 2022, we reported to the State of New York that we had met and exceeded our annual requirements for jobs and investment in Buffalo and New York State. As of March 31, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo and do not currently expect any issues meeting our applicable obligations following this expected deferral or in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.

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

Legal Proceedings

Litigation Relating to the SolarCity Acquisition

Between September 1, 2016 and October 5, 2016, seven lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Tesla challenging our acquisition of SolarCity Corporation (“SolarCity”). Following consolidation, the lawsuit names as defendants the members of Tesla’s board of directors as then constituted and alleges, among other things, that board members breached their fiduciary duties in connection with the acquisition. The complaint asserts both derivative claims and direct claims on behalf of a purported class and seeks, among other relief, unspecified monetary damages, attorneys’ fees and costs. On January 27, 2017, defendants filed a motion to dismiss the operative complaint. Rather than respond to the defendants’ motion, the plaintiffs filed an amended complaint. On March 17, 2017, defendants filed a motion to dismiss the amended complaint. On December 13, 2017, the Court heard oral argument on the motion. On March 28, 2018, the Court denied defendants’ motion to dismiss. Defendants filed a request for interlocutory appeal, and the Delaware Supreme Court denied that request without ruling on the merits but electing not to hear an appeal at this early stage of the case. Defendants filed their answer on May 18, 2018, and mediations were held on June 10, 2019. Plaintiffs and defendants filed respective motions for summary judgment on August 25, 2019, and further mediations were held on October 3, 2019. The Court held a hearing on the motions for summary judgment on November 4, 2019. On January 22, 2020, all of the director defendants except Elon Musk reached a settlement to resolve the lawsuit against them for an amount to be paid entirely under the applicable insurance policy. The settlement, which does not involve an admission of any wrongdoing by any party, was approved by the Court on August 17, 2020. Tesla received payment of approximately $43 million on September 16, 2020, which has been recognized in our consolidated statements of operations as a reduction to Selling, general and administrative operating expenses for costs previously incurred related to the acquisition of SolarCity. On February 4, 2020, the Court issued a ruling that denied plaintiffs’ previously-filed motion for summary judgment and granted in part and denied in part defendants’ previously-filed motion for summary judgment. The case was set for trial in March 2020 until it was postponed by the Court due to safety precautions concerning COVID-19. The trial was held from July 12 to July 23, 2021 and on August 16, 2021. On October 22, 2021, the Court approved the parties’ joint stipulation that (a) the class is decertified and the action shall continue exclusively as a derivative action under Court of Chancery Rule 23.1 and (b) the direct claims against Elon Musk are dismissed with prejudice. Following post-trial briefing, post-trial argument was held on January 18, 2022. The matter is now submitted, and a decision is expected by middle of 2022.

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

Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018. The complaint seeks, among other things, monetary damages and rescission or reformation of the stock-based compensation plan. On August 31, 2018, defendants filed a motion to dismiss the complaint; plaintiff filed its opposition brief on November 1, 2018; and defendants filed a reply brief on December 13, 2018. The hearing on the motion to dismiss was held on May 9, 2019. On September 20, 2019, the Court granted the motion to dismiss as to the corporate waste claim but denied the motion as to the breach of fiduciary duty and unjust enrichment claims. Defendants’ answer was filed on December 3, 2019.

On January 25, 2021, the Court conditionally certified certain claims and a class of Tesla stockholders as a class action. On September 30, 2021, plaintiff filed a motion for leave to file a verified amended derivative complaint. On October 1, 2021, defendants Kimbal Musk and Steve Jurvetson moved for summary judgment as to the claims against them. Following the motion, plaintiff agreed to voluntarily dismiss the claims against Kimbal Musk and Steve Jurvetson. Plaintiff also moved for summary judgment on October 1, 2021. On October 27, 2021, the Court approved the parties’ joint stipulation that, among other things, (a) all claims against Kimbal Musk and Steve Jurvetson in the Complaint are dismissed with prejudice; (b) the class is decertified and the action shall continue exclusively as a derivative action under Court of Chancery Rule 23.1; and (c) the direct claims against the remaining defendants are dismissed with prejudice. On November 18, 2021, the remaining defendants (a) moved for partial summary judgment, (b) opposed plaintiff’s summary judgment motion and (c) opposed the plaintiff’s motion to amend his complaint. In January 2022, the case was assigned to a different judge. On February 24, 2022, the court (i) granted plaintiff’s motion to amend his complaint, and (ii) canceled oral argument on the summary judgment motions, stating that the court is “skeptical that this litigation can be resolved based on the undisputed facts” and the “case is going to trial,” but that the “parties may reassert their arguments made in support of summary judgment in their pre-trial and post-trial briefs.” Trial is currently set for October 24-31, 2022.

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

Litigation Relating to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the U.S. District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. Plaintiffs filed their consolidated complaint on January 16, 2019 and added as defendants the members of Tesla’s board of directors. The now-consolidated purported stockholder class action was stayed while the issue of selection of lead counsel was briefed and argued before the Ninth Circuit. The Ninth Circuit ruled regarding lead counsel. Defendants filed a motion to dismiss the complaint on November 22, 2019. The hearing on the motion was held on March 6, 2020. On April 15, 2020, the Court denied defendants’ motion to dismiss. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. On January 11, 2022, plaintiff filed a motion for partial summary judgment. On April 1, 2022, the Court granted in part plaintiffs’ motion for partial summary judgment. The Company disagrees with the ruling and accordingly, on April 22, 2022, asked the Court for reconsideration or, in the alternative, certification to file an interlocutory appeal. Trial is set for January 17, 2023.

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

Unless otherwise stated, the individual defendants named in the stockholder proceedings described above and the Company with respect to the stockholder class action proceedings described above believe that the claims in such proceedings have no merit and intend to defend against them vigorously. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims.

On November 15, 2021, JPMorgan Chase Bank (“JP Morgan”) filed a lawsuit against Tesla in the Southern District of New York alleging breach of a stock warrant agreement that was entered into as part of a convertible notes offering in 2014. In 2018, JP Morgan informed Tesla that it had adjusted the strike price based upon Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. Tesla disputed JP Morgan’s adjustment as a violation of the parties’ agreement. In 2021, Tesla delivered shares to JP Morgan per the agreement, which they duly accepted. JP Morgan now alleges that it is owed approximately $162 million as the value of additional shares that it claims should have been delivered as a result of the adjustment to the strike price in 2018. On January 24, 2022, Tesla filed multiple counterclaims as part of its answer to the underlying lawsuit, asserting among other points that JP Morgan should have terminated the stock warrant agreement in 2018 rather than make an adjustment to the strike price that it should have known would lead to a commercially unreasonable result. Tesla believes that the adjustments made by JP Morgan were neither proper nor commercially reasonable, as required under the stock warrant agreements.

Litigation and Investigations Relating to Alleged Race Discrimination

On October 4, 2021, in a case captioned Diaz v. Tesla, a jury in the Northern District of California returned a verdict of $136.9 million against Tesla on claims by a former contingent worker that he was subjected to race discrimination while assigned to work at Tesla’s Fremont Factory from 2015-2016. On November 16, 2021, Tesla filed a post-trial motion for relief that included a request for a new trial or reduction of the jury’s damages. The Court held a hearing on Tesla’s motion on January 19, 2022. On April 13, 2022, the Court granted Tesla’s motion in part, reducing the total damages to $15 million and conditionally denied the motion for a new trial subject to the plaintiff’s acceptance of the reduced award. The plaintiff has 30 days to decide whether to seek a new trial. Tesla continues to believe that the facts and law do not justify the damages awarded and is assessing its next steps.

On February 9, 2022, shortly after the Diaz jury verdict, the California Department of Fair Employment and Housing (“DFEH”) filed a civil complaint against Tesla (and filed an amended complaint on March 11, 2022) in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. DFEH’s amended complaint seeks monetary damages and injunctive relief. On April 18, 2022, Tesla filed a: (1) motion to stay the case, (2) motion to strike and (3) demurrer seeking dismissal of the lawsuit or, in the alternative, certain claims. Additionally, on March 21, 2022, the United States Equal Employment Opportunity Commission (“EEOC”) updated Tesla on their investigation on similar topics to those of the DFEH. Tesla intends to engage in additional dialogue with the EEOC before they make a final determination.

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

Separately, the DOJ previously asked us to voluntarily provide it with information about the above matter related to taking Tesla private and Model 3 production rates. We have not received any further requests from DOJ on these matters since we last provided information in May 2019. There have not been any additional developments in these matters that we deem to be material, and to our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. As is our normal practice, we have been cooperating and will continue to cooperate with government authorities. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows and financial position.

We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position and brand.

Indemnifications

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$61	$79
Accounts receivable, net	32	22
Prepaid expenses and other current assets	172	152
Total current assets	265	253
Solar energy systems, net	3,965	4,108
Other non-current assets	341	265
Total assets	$4,571	$4,626
Liabilities
Current liabilities
Accrued liabilities and other	$63	$74
Deferred revenue	10	10
Current portion of debt and finance leases	1,153	1,031
Total current liabilities	1,226	1,115
Deferred revenue, net of current portion	144	153
Debt and finance leases, net of current portion	1,727	2,093
Other long-term liabilities	12	11
Total liabilities	$3,109	$3,372

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

	Three Months Ended March 31,
	2022	2021
Automotive segment
Revenues	$18,140	$9,895
Gross profit	$5,532	$2,316
Energy generation and storage segment
Revenues	$616	$494
Gross profit	$(72)	$(101)

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended March 31,
	2022	2021
United States	$8,734	$4,424
China	4,650	3,043
Other	5,372	2,922
Total	$18,756	$10,389

The following table presents long-lived assets by geographic area (in millions):

	March 31,	December 31,
	2022	2021
United States	$19,612	$19,026
Germany	2,809	2,606
China	2,609	2,415
Other International	683	602
Total	$25,713	$24,649

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

In 2022, we have produced 305,407 vehicles and delivered 310,048 vehicles through the first quarter, despite ongoing supply chain challenges and factory shutdowns. We are currently focused on increasing vehicle production and capacity, improving and developing battery technologies, improving our FSD capabilities, increasing the affordability and efficiency of our vehicles and expanding our global infrastructure.

In 2022, we have deployed 846 MWh of energy storage products and 48 megawatts of solar energy systems through the first quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit and new build solar energy systems.

During the three months ended March 31, 2022, we recognized total revenues of $18.76 billion, representing a $8.37 billion increase compared to the prior year. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

During the three months ended March 31, 2022, our net income attributable to common stockholders was $3.32 billion, representing a favorable change of $2.88 billion, compared to the prior year. We continue to focus on improving our profitability through production and operational efficiencies.

We ended the first quarter of 2022 with $18.01 billion in cash and cash equivalents and marketable securities, representing an increase of $306 million from the end of 2021. Our cash flows provided by operating activities during the three month period ended March 31, 2022 was $4.00 billion, representing an increase of $2.35 billion compared to $1.64 billion during the same period ended March 31, 2021. Capital expenditures amounted to $1.77 billion during the three month period ended March 31, 2022, compared to $1.35 billion during the same period ended March 31, 2021. Sustained growth has allowed our business to generally fund itself, but we will continue investing in a number of capital-intensive projects in upcoming periods.

Management Opportunities, Challenges and Risks and 2022 Outlook

Impact of COVID-19 Pandemic

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. We have also previously been, and are being, affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our product deliveries and deployments.

In addition, we have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID‐19 pandemic and general global economic conditions. The inflationary impact on our cost structure has contributed to adjustments in our product pricing, despite a continued focus on reducing our manufacturing costs where possible.

Ultimately, we cannot predict the duration of the COVID-19 pandemic or global economic trends. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	In development
TBD	Tesla Semi	In development
TBD	Tesla Roadster	In development

We are focused on growing our manufacturing capacity, which includes ramping all of our production vehicles to their installed production capacities as well as increasing capacity at our current factories. Our current production continues to be affected by the industry-wide semiconductor and other component shortages, requiring additional workaround manufacturing and production design solutions to be implemented which may be difficult to sustain. Production at Gigafactory Berlin started in March 2022 and we began Model Y deliveries from Gigafactory Texas in April 2022, which incorporated our 4680 in-house made cells. The next phase of production growth will depend on the ramp at Gigafactory Berlin and Gigafactory Texas, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Consistent with our approach of innovating manufacturing techniques at our new factories, we expect as well to pioneer new methods related to the mass production of these cells and our unique structural battery pack concept. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

However, these plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by the number of concurrent international projects, any industry-wide component constraints which may increase the number of manufacturing and production design workaround solutions required, labor shortages and any future impact from events outside of our control such as the COVID-19 pandemic. For example, recent spikes in COVID-19 cases in Shanghai resulted in temporary shutdowns to Gigafactory Shanghai as well as parts of our supply chain. Moreover, we must meet ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.

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

Automotive—Deliveries and Customer Infrastructure

As our deliveries increase, we must work constantly to prevent our vehicle delivery capability from becoming a bottleneck on our total deliveries. Increasing the exports of vehicles manufactured at Gigafactory Shanghai has been effective in mitigating the strain on our deliveries in markets outside of the United States, and we expect to benefit further from situating additional factories closer to local markets, including the recent production launch at Gigafactory Berlin. As we expand our manufacturing operations globally, we will have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, we remain focused on increasing the capability and efficiency of our servicing operations.

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, including construction of our Megafactory in Lathrop, California, but such production is also sensitive to global component constraints. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. For Powerwall, better availability and growing grid stability concerns drive higher customer interest, and we are emphasizing cross-selling with our residential solar energy products. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to improve our installation capabilities and price efficiencies for Solar Roof by on-boarding and training new installers, as well as collaborating with real estate developers and builders on new homes to reduce installation time and costs. In the first quarter of 2022, however, such growth to our solar business was impeded by import delays on certain solar components. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and hire additional personnel, particularly skilled electricians, to support the ramp of Solar Roof.

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products, including new iterations of our Megapack, ramping manufacturing facilities on three continents and piloting the development and manufacture of new battery cell technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development and all other continuing infrastructure growth, we currently expect our capital expenditures to be between $5.00 to $7.00 billion in 2022 and each of the next two fiscal years.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, the collectability of accounts receivable, inventory valuation, warranties, fair value of long-lived assets, goodwill, fair value of financial instruments, fair value and residual value of operating lease vehicles and solar energy systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Automotive sales	$15,514	$8,187	$7,327	89%
Automotive regulatory credits	679	518	161	31%
Automotive leasing	668	297	371	125%
Total automotive revenues	16,861	9,002	7,859	87%
Services and other	1,279	893	386	43%
Total automotive & services and other segment revenue	18,140	9,895	8,245	83%
Energy generation and storage segment revenue	616	494	122	25%
Total revenues	$18,756	$10,389	$8,367	81%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to cash deliveries of new Model S, Model X, Model 3, and Model Y vehicles, including access to our Supercharger network, internet connectivity, FSD features and over-the-air software updates. These deliveries are vehicles that are not subject to lease accounting.

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

Services and other revenue consists of non-warranty after-sales vehicle services, paid supercharging, sales of used vehicles, retail merchandise, sales by our acquired subsidiaries to third party customers and vehicle insurance revenue.

Automotive sales revenue increased $7.33 billion, or 89%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase of 111,915 Model 3 and Model Y cash deliveries, and an increase of 10,305 Model S and Model X cash deliveries year over year. This was achieved from production ramping at both Gigafactory Shanghai and the Fremont Factory at a higher combined average selling price from a higher proportion of Model Y sales offset by regional sales mix. There was also an increase in the average selling price of Model S and Model X compared to the prior period as deliveries of the new versions of Model S and Model X only began ramping in the second and fourth quarters of 2021, respectively.

Automotive regulatory credits revenue increased $161 million, or 31%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to changes in regulation which entitled us to additional consideration of $288 million in revenue for credits sold previously, in the absence of which we had a decrease in automotive regulatory credits revenue driven by lower sales of regulatory credits.

Automotive leasing revenue increased $371 million, or 125%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in direct sales-type leasing revenue and an increase in cumulative vehicles under our direct operating lease program.

Services and other revenue increased $386 million, or 43%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to non-warranty maintenance services revenue as our fleet continues to grow, increase in used vehicle revenue driven by increases in volume and average selling prices of used vehicles, retail merchandise revenue and insurance services revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales, and leasing of solar energy generation and energy storage products, services related to such products and sales of solar energy systems incentives.

Energy generation and storage revenue increased by $122 million, or 25%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in deployments of Powerwall and Megapack. This was partially offset by a decrease in solar cash and loan deployments driven by constraints in importing certain components.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Cost of revenues
Automotive sales	$10,914	$6,457	$4,457	69%
Automotive leasing	408	160	248	155%
Total automotive cost of revenues	11,322	6,617	4,705	71%
Services and other	1,286	962	324	34%
Total automotive & services and other segment cost of revenues	12,608	7,579	5,029	66%
Energy generation and storage segment	688	595	93	16%
Total cost of revenues	$13,296	$8,174	$5,122	63%

Gross profit total automotive	$5,539	$2,385
Gross margin total automotive	32.9%	26.5%

Gross profit total automotive & services and other segment	$5,532	$2,316
Gross margin total automotive & services and other segment	30.5%	23.4%

Gross profit energy generation and storage segment	$(72)	$(101)
Gross margin energy generation and storage segment	-11.7%	-20.4%

Total gross profit	$5,460	$2,215
Total gross margin	29.1%	21.3%

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

Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs of paid supercharging, cost of used vehicles including refurbishment costs, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts, material and labor costs and manufacturing overhead associated with the sales by our acquired subsidiaries to third party customers.

Cost of automotive sales revenue increased $4.46 billion, or 69%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase of 111,915 Model 3 and Model Y cash deliveries, and an increase of 10,305 Model S and Model X cash deliveries year over year. These increases were partially offset by a decrease in combined average Model 3 and Model Y costs per unit due to changes in regional production mix as Gigafactory Shanghai ramped in capacity, where costs are lower from localized procurement and manufacturing in China as well as decrease in combined average Model S and Model X costs per unit driven by lower average cost for the new versions of Model S and Model X from ramping up production.

Cost of automotive leasing revenue increased $248 million, or 155%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in direct sales-type leasing cost of revenues from more sales in the current year and an increase in cumulative vehicles under our direct operating lease program.

Cost of services and other revenue increased $324 million, or 34%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in costs to support our increase in non-warranty maintenance services revenue, an increase in costs of retail merchandise and insurance services as our sales have increased and an increase in used vehicle cost of revenue driven by increases in volume and costs of non-Tesla used vehicles.

Gross margin for total automotive increased from 26.5% in the three months ended March 31, 2021 to 32.9% in the three months ended March 31, 2022. The increase was primarily due to favorable changes in sales and production mix of Model Y as Gigafactory Shanghai ramped in capacity. The average Model 3 and Model Y costs per unit have decreased due to localized procurement and manufacturing in China despite rising raw material, commodity, logistics and expedite costs. There was also an increase in overall Model S and Model X cash deliveries at a lower combined average cost per unit year over year, as well as an increase of $161 million in sales of regulatory credits, which have negligible incremental costs associated with them.

Gross margin for total automotive & services and other segment increased from 23.4% in the three months ended March 31, 2021 to 30.5% in the three months ended March 31, 2022, primarily due to the automotive gross margin impacts discussed above and an improvement in our services and other gross margin. Additionally, services and other was a lower percentage of the segment during the three months ended March 31, 2022 compared to the prior year.

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

Cost of energy generation and storage revenue increased by $93 million, or 16%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increases in deployments of Powerwall and Megapack, partially offset by a decrease in solar cash and loan costs as deployments have decreased and reductions in average costs per unit of Solar Roof.

Gross margin for energy generation and storage increased from -20.4% in the three months ended March 31, 2021 to -11.7% in the three months ended March 31, 2022, primarily due to higher deployments of Powerwall which operated at a higher gross margin as well as an improvement in Solar Roof gross margin due to reductions in average costs per unit. These increases were partially offset by a decrease from lower solar cash and loan deployments.

Research and Development Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Research and development	$865	$666	$199	30%
As a percentage of revenues	5%	6%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $199 million, or 30%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to a $90 million increase in facilities, outside services, freight and depreciation expense, a $75 million increase in employee and labor related expenses due to an increase in headcount, an $18 million increase in stock-based compensation expense, and a $13 million increase in R&D expensed materials. These increases were to support our expanding product roadmap and technologies including our proprietary battery cells, and there were additional R&D expenses as we were in the pre-production phase at Gigafactory Texas and started production at Gigafactory Berlin only closer to the end of the current quarter.

R&D expenses as a percentage of revenue decreased from 6% in the three months ended March 31, 2021 to 5% in the three months ended March 31, 2022. Our R&D expenses have decreased as a proportion of total revenues despite expanding product roadmap and technologies.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Selling, general and administrative	$992	$1,056	$(64)	-6%
As a percentage of revenues	5%	10%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses decreased $64 million, or 6%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This is primarily due to a decrease of $242 million in stock-based compensation expense, most of which is attributable to the lower stock-based compensation expense of $251 million on the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This was offset by an increase of $110 million in employee and labor related expenses from increased headcount and an increase of $68 million in office, information technology, facilities-related expenses, sales and marketing activities and other costs.

SG&A expenses as a percentage of revenue decreased from 10% in the three months ended March 31, 2021 to 5% in the three months ended March 31, 2022. Our SG&A expenses have decreased as a proportion of total revenues due to operational efficiencies.

Restructuring and Other Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Restructuring and other	$0	$(101)	$101	Not meaningful
As a percentage of revenues	0%	-1%

During the three months ended March 31, 2021, we realized gains of $128 million in connection with selling a portion of our holdings of bitcoin and recorded $27 million of impairment losses. During the three months ended March 31, 2022, we did not record any impairment loss on bitcoin. See Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Interest expense	$(61)	$(99)	$38	-38%
As a percentage of revenues	0%	1%

Interest expense decreased by $38 million, or 38%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the continued reduction in our overall debt balance. See Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other Income, Net

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Other income, net	$56	$28	$28	100%
As a percentage of revenues	0%	0%

Other income, net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income, net, changed favorably by $28 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to favorable fluctuations in foreign currency exchange rates and offset by a $10 million decrease in gain on our interest rate swaps which were settled in the current period.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Provision for income taxes	$346	$69	$277	401%
Effective tax rate	10%	13%

Our provision for income taxes increased by $277 million, or 401%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the increase in our pre-tax income year over year.

Our effective tax rate decreased from 13% to 10% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to changes in mix of jurisdictional earnings.

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
(Dollars in millions)	2022	2021	$	%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$(38)	$26	$(64)	Not meaningful

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $64 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to a decrease in allocations to financing fund investors.

Liquidity and Capital Resources

We expect to continue to generate net positive operating cash flow as we have done in the last four fiscal years. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities such as the Fremont Factory, Gigafactory Nevada, Gigafactory Shanghai and Gigafactory New York, the ramp of Gigafactory Berlin and Gigafactory Texas and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger network and energy product installation capabilities.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 31, 2022, as well as in the long-term.

See the sections below for more details regarding the material requirements for cash in our business and our sources of liquidity to meet such needs.

Material Cash Requirements

From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. However, due to contractual terms, variability in the precise growth curves of our development and production ramps, and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders under such contracts beyond the short-term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project.

As discussed in and subject to the considerations referenced in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Risks and 2022 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to be between $5.00 to $7.00 billion in 2022 and each of the next two fiscal years. In connection with our operations at Gigafactory New York, we have an agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021 and which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021). We also have an operating lease arrangement with the local government of Shanghai pursuant to which we are required to spend RMB 14.08 billion in capital expenditures at Gigafactory Shanghai by the end of 2023. For details regarding these obligations, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2022, we and our subsidiaries had outstanding $3.45 billion in aggregate principal amount of indebtedness, of which $1.17 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.

As of March 31, 2022, we had $17.51 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $6.84 billion and consisted primarily of Chinese yuan, euros and Canadian dollars. In addition, we had $2.36 billion of unused committed amounts under our credit facilities as of March 31, 2022. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets). For details regarding our indebtedness, refer to Note 10, Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We continue adapting our investment strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other marketable securities, digital assets and providing product related financing. In the first quarter of 2021, we invested an aggregate $1.50 billion in digital assets. The fair market value of such digital assets held as of March 31, 2022 was $1.96 billion. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. However, digital assets may be subject to volatile market prices, which may be unfavorable at the times when we may want or need to liquidate them. Additionally, we held short-term marketable securities of $508 million as of March 31, 2022.

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net cash provided by operating activities	$3,995	$1,641
Net cash used in investing activities	$(2,167)	$(2,582)
Net cash used in by financing activities	$(1,914)	$(1,016)

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

Net cash provided by operating activities increased by $2.35 billion to $4.00 billion during the three months ended March 31, 2022 from $1.64 billion during the three months ended March 31, 2021. This increase was primarily due to the increase in net income excluding non-cash expenses and gains of $2.94 billion, offset by the overall increase in net operating assets and liabilities of $590 million. The increase in our net operating assets and liabilities was mainly driven by a larger increase of inventory in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 to support the ramp up in production at our factories and a larger increase in other non-current assets. The increase in our net operating assets and other liabilities was partially offset by a larger increase of accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $1.77 billion for the three months ended March 31, 2022 and $1.35 billion for the three months ended March 31, 2021, mainly for the construction of Gigafactory Texas and Gigafactory Berlin and the expansions of Gigafactory Shanghai and the Fremont Factory. We also paid $386 million for purchases of marketable securities in the three months ended March 31, 2022. Additionally, net cash outflows related to digital assets were $1.23 billion in the three months ended March 31, 2021 from purchases of digital assets of $1.50 billion offset by proceeds from sales of digital assets of $272 million.

Cash Flows from Financing Activities

Cash outflows from financing activities were $1.91 billion during the three months ended March 31, 2022 compared to $1.02 billion net cash used in financing activities during the three months ended March 31, 2021. The change was primarily due to $890 million increase in cash outflows from repayments of convertible and other debt, net of proceeds from issuances of convertible and other debt. See Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar (primarily the Chinese yuan, euro, pound sterling and Norwegian krone in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates affect our revenue and other operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.

We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances).

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $63 million at March 31, 2022 and $277 million at December 31, 2021 assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense by an immaterial amount for the three months ended March 31, 2022 and 2021, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, Tesla agreed to pay $275,000 to the Environmental Protection Agency with respect to certain allegations that Tesla failed to provide records demonstrating compliance with certain requirements under the applicable National Emission Standards for Hazardous Air Pollutants under the Clean Air Act of 1963, as amended, relating to Surface Coating of Automobiles and Light-Duty Trucks regulations.

District attorneys in certain California counties are conducting an investigation into Tesla’s waste segregation practices pursuant to Cal. Health & Saf. Code section 25100 et seq. and Cal. Civil Code § 1798.80. Tesla has implemented various remedial measures, including conducting training and audits, and enhancements to its site waste management programs. While the outcome of this matter cannot be determined at this time, it is not currently expected to have a material adverse impact on our business.

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

During 2020, we temporarily suspended operations at each of our manufacturing facilities worldwide, and certain of our suppliers also shut down operations temporarily or permanently, including during the recently re-imposed lockdowns in certain parts of the world. We instituted temporary employee furloughs and compensation reductions while our U.S. operations were scaled back. Temporary impediments to administrative activities supporting our operations also hampered our product deliveries and deployments. In early 2022, spikes in COVID-19 cases in Shanghai resulted in the temporary shutdown of Gigafactory Shanghai, as well as parts of our supply chain.

Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of semiconductors, which has caused challenges in our supply chain and production. In addition, labor shortages resulting from the pandemic, including worker absenteeism, may lead to increased difficulty in hiring and retaining manufacturing and service workers, as well as increased labor costs. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. The contingencies inherent in the ramp at new facilities such as Gigafactory Berlin and Gigafactory Texas may be exacerbated by these challenges.

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

We may also experience similar future delays in launching and/or ramping production of our energy storage products and Solar Roof; new product versions or variants such as the updated Model S and Model X; new vehicles such as Tesla Semi, Cybertruck and the new Tesla Roadster; and future features and services based on artificial intelligence, such as new Autopilot or FSD functionalities, the autonomous Tesla ride-hailing network and robotics. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to build and bring online future manufacturing facilities and products.

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

Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters such as the March 2011 earthquakes in Japan, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. In addition, a spike in COVID-19 cases in Shanghai in early 2022 led to temporary manufacturing shutdowns of certain of our suppliers. We have used alternative parts and programmed software to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production, such as for Model 3 and Model Y, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited vehicle manufacturing experience outside of the Fremont Factory and Gigafactory Shanghai and we may experience issues increasing the level of localized procurement at Gigafactory Berlin and Gigafactory Texas. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in light of the increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

Moreover, because of our unique expertise with our vehicles, we recommend that our vehicles be serviced by us or by certain authorized professionals. If we experience delays in adding servicing capacity or servicing our vehicles efficiently, or experience unforeseen issues with the reliability of our vehicles, particularly higher-volume additions to our fleet such as Model 3 and Model Y, it could overburden our servicing capabilities and parts inventory. Similarly, the increasing number of Tesla vehicles also requires us to continue to rapidly increase the number of our Supercharger stations and connectors throughout the world.

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

In addition, the cost and mass production of battery cells, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. As a result of increased global production of electric vehicles and energy storage products, suppliers of these raw materials may be unable to meet our volume needs. Additionally, our suppliers may not be willing or able to reliably meet our timelines or our cost and quality needs, which may require us to replace them with other sources. Any reduced availability of these materials may impact our access to cells and our growth, and any increases in their prices may reduce our profitability if we cannot recoup such costs through increased prices. Moreover, our inability to meet demand and any product price increases may harm our brand, growth, prospects and operating results.

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

We are party to an operating lease and a research and development agreement through the SUNY Foundation. These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. As of March 31, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or other components. Any of the foregoing events may harm our business, financial condition and operating results.

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

It is not uncommon for employees of certain trades at companies such as us to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. From time to time, labor unions have engaged in campaigns to organize certain of our operations, as part of which such unions have filed unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”), and they may do so in the future. In September 2019, an administrative law judge issued a recommended decision for Tesla on certain issues and against us on certain others. In March 2021, the NLRB adopted a portion of the recommendation and overturned others. Tesla appealed the decision to the United States Circuit Court for the Fifth Circuit, which is currently pending. Any unfavorable ultimate outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as suppliers and trucking and freight companies. Any work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and may harm our business and operating results.

We may choose to or be compelled to undertake product recalls or take other similar actions.

As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from, for example, industry-wide issues with airbags from a particular supplier to concerns of corrosion in certain Model S and Model X power steering assist motor bolts; suspension failures in certain Model S and Model X; issues with certain Model S and Model X media control units; torqueing of bolts to internal specifications on certain Model 3 and Model Y; misalignment of the frunk latch assembly on certain Model S; unavailability of the rearview camera display on certain Model 3; side front-row curtain airbags on certain Model S and Model X that may not comply with performance standards; and making a determination to disable a certain software functionality because it does not comply with performance standards (e.g., Boombox) or traffic laws (e.g., rolling stops). In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that shows the actual safety risk to be non-existent. In the future, we may voluntarily or involuntarily initiate recalls if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. Federal Motor Vehicle Safety Standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.

Our current and future warranty reserves may be insufficient to cover future warranty claims.

We provide a manufacturer’s warranty on all new and used Tesla vehicles we sell. We also provide certain warranties with respect to the energy generation and storage systems we sell, including on their installation and maintenance. For components not manufactured by us, we generally pass through to our customers the applicable manufacturers’ warranties, but may retain some warranty responsibilities for some or all of the life of such components. As part of our energy generation and storage system contracts, we may provide the customer with performance guarantees that guarantee that the underlying system will meet or exceed the minimum energy generation or other energy performance requirements specified in the contract. Under these performance guarantees, we generally bear the risk of electricity production or other performance shortfalls, including in some cases shortfalls caused by failures in components from third party manufacturers. These risks are exacerbated in the event such manufacturers cease operations or fail to honor their warranties.

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

In January 2021, we updated our investment policy to provide us with more flexibility to further diversify and maximize returns on our cash that is not required to maintain adequate operating liquidity, allowing us to invest a portion of such cash in certain alternative reserve assets including digital assets, gold bullion, gold exchange-traded funds and other assets as specified in the future. Thereafter, we invested certain of such cash in bitcoin. We believe in the long-term potential of digital assets both as an investment and also as a liquid alternative to cash. As with any investment and consistent with how we manage fiat-based cash and cash equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and on our view of market and environmental conditions.

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

As of March 31, 2022, we and our subsidiaries had outstanding $3.45 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar, currently primarily the Chinese yuan, euro, pound sterling and Norwegian krone. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Chinese yuan and Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results may be harmed.

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

Increased scrutiny and changing expectations from stakeholders with respect to the Company’s ESG practices may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. While our mission is to accelerate the world’s transition to sustainable energy, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed.

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health epidemics.

We may be impacted by natural disasters, wars, health epidemics, weather conditions, the long-term effects of climate change, power outages or other events outside of our control. For example, our Fremont Factory and Gigafactory Nevada are located in seismically active regions in Northern California and Nevada, and our Gigafactory Shanghai is located in a flood-prone area. Moreover, the area in which our Gigafactory Texas is located experienced severe winter storms in the first quarter of 2021 that had a widespread impact on utilities and transportation. If major disasters such as earthquakes, floods or other climate-related events occur, or our information system or communication breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the global COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Also, the broader consequences in the current conflict between Russia and Ukraine, which may include further embargoes, regional instability and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; and potential retaliatory action by the Russian government against companies, and the extent of the conflict on our business and operating results cannot be predicted. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

Risks Related to Government Laws and Regulations

Demand for our products and services may be impacted by the status of government and economic incentives supporting the development and adoption of such products.

Government and economic incentives that support the development and adoption of electric vehicles in the U.S. and abroad, including certain tax exemptions, tax credits and rebates, may be reduced, eliminated or exhausted from time to time. For example, previously available incentives favoring electric vehicles in areas including Ontario, Canada, Netherlands, Italy, Hong Kong and California have expired or were cancelled or temporarily unavailable, and in some cases were not eventually replaced or reinstituted, which may have negatively impacted sales. Certain government and economic incentives may also be implemented that provide disproportionate benefits to manufacturers who assemble domestically, have local suppliers or have other characteristics that may not apply to Tesla. Any similar developments could have some negative impact on demand for our vehicles, and we and our customers may have to adjust to them.

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

In particular, we offer in our vehicles Autopilot and FSD Capability features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our Autopilot and FSD Capability technology with the goal of achieving fully self-driving capability in the future. There are a variety of international, federal and state regulations that may apply to the sale, registration and operation of fully self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a human driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and their availability, which could adversely affect our business.

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

Any failure by us or our vendor or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the General Data Protection Regulation applies to the processing of personal information collected from individuals located in the European Union, and has created new compliance obligations and significantly increased fines for noncompliance. Similarly, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents. Finally, new privacy and cybersecurity laws have come into effect in China. In addition to the risks related to general privacy regulation, we may also be subject to specific vehicle manufacturer obligations relating to cybersecurity, data privacy and data localization requirements which place additional risks to our international operations. Risks and penalties could include ongoing audit requirements, data protection authority investigations, legal proceedings by international governmental entities or others resulting in mandated disclosure of sensitive data or other commercially unfavorable terms. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems may result in fines, penalties and damages and harm our brand, prospects and operating results.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $1,243.49 per share and a low of $546.98 per share. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Tesla, Inc.

Date: April 22, 2022	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)