Form 10-K/A
period 2021-12-31
Tesla, Inc.
filed 2022-05-02
CIK 1318605

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

As of January 31, 2022, there were 1,033,507,611 shares of the registrant’s Common Stock outstanding.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: San Jose, California	Auditor Firm ID: 238

EXPLANATORY NOTE

On February 7, 2022, Tesla, Inc. (“Tesla,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

We currently expect that our definitive proxy statement for the 2022 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

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
FOR THE YEAR ENDED DECEMBER 31, 2021

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Background and Qualifications

The names of the members of Tesla’s Board of Directors (the “Board”), their respective ages, their positions with Tesla and other biographical information as of April 28, 2022 are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Chair of the Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Disclosure Controls Committee
Elon Musk	50
Robyn Denholm	58	X	X	X	X	X
Ira Ehrenpreis	53			X	X
Lawrence J. Ellison	77
Hiromichi Mizuno	56		X
James Murdoch	49		X		X	X
Kimbal Musk	49
Kathleen Wilson-Thompson	54			X	X	X

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

Hiromichi Mizuno has been a member of the Board since April 2020. Since January 2021, Mr. Mizuno has served as the United Nations Special Envoy on Innovative Finance and Sustainable Investments. Mr. Mizuno has also served as the representative partner and Chief Executive Officer of Good Steward Partners, LLC, a consulting firm, since March 2021. From January 2015 to March 2020, Mr. Mizuno was Executive Managing Director and Chief Investment Officer of Japan’s Government Pension Investment Fund, the largest pension fund in the world. Previously, Mr. Mizuno was a partner at Coller Capital, a private equity firm, from 2003. In addition to being a career-long finance and investment professional, Mr. Mizuno has served as a board member of numerous business, government and other organizations, currently including the Mission Committee of Danone S.A., a global food products company, and the World Economic Forum’s Global Future Council. Mr. Mizuno is also involved in academia and thought leadership, having been named to leadership or advisory roles at Harvard University, University of Cambridge, Northwestern University and the Milken Institute. Mr. Mizuno holds a B.A. in Law from Osaka City University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

We believe that Mr. Mizuno possesses specific attributes that qualify him to serve as a member of the Board, including his deep understanding of international economics, financial markets and government policies.

James Murdoch has been a member of the Board since July 2017. Mr. Murdoch has been the Chief Executive Officer of Lupa Systems, a private investment company that he founded, since March 2019. Previously, Mr. Murdoch held a number of leadership roles at Twenty-First Century Fox, Inc., a media company (“21CF”), over two decades, including its Chief Executive Officer from 2015 to March 2019, its Co-Chief Operating Officer from 2014 to 2015, its Deputy Chief Operating Officer and Chairman and Chief Executive Officer, International from 2011 to 2014 and its Chairman and Chief Executive, Europe and Asia from 2007 to 2011. Previously, he served as the Chief Executive Officer of Sky plc from 2003 to 2007, and as the Chairman and Chief Executive Officer of STAR Group Limited, a subsidiary of 21CF, from 2000 to 2003. Mr. Murdoch also formerly served on the boards of News Corporation from 2013 to 2020, of 21CF from 2007 to 2019 and of Sky plc from 2003 to 2018.

We believe that Mr. Murdoch possesses specific attributes that qualify him to serve as a member of the Board, including his lengthy executive and board experience across numerous companies, extensive knowledge of international markets and strategies and experience with the adoption of new technologies.

Kimbal Musk has been a member of the Board since April 2004. Mr. Musk is co-founder and Executive Chairman of The Kitchen Restaurant Group, a growing family of businesses with the goal of providing all Americans with access to real food that was founded in 2004. In 2010, Mr. Musk became the Executive Director of Big Green (formerly The Kitchen Community), a non-profit organization that creates learning gardens in schools across the United States. Mr. Musk also co-founded Square Roots, an urban farming incubator program, in 2016, and serves as its Chairman. Previously, Mr. Musk was a co-founder of Zip2 Corporation, a provider of enterprise software and services, which was acquired by Compaq in March 1999. Mr. Musk was a director of SpaceX from 2002 until January 2022, and a director of Chipotle Mexican Grill, Inc. from 2013 to 2019. Mr. Musk holds a B. Comm. in Business from Queen’s University and is a graduate of The French Culinary Institute in New York City.

We believe that Mr. Musk possesses specific attributes that qualify him to serve as a member of the Board, including his business experience in retail and consumer markets, his experience on the Board and his experience with technology companies.

Kathleen Wilson-Thompson has been a member of the Board since December 2018. Ms. Wilson-Thompson served as Executive Vice President and Global Chief Human Resources Officer of Walgreens Boots Alliance, Inc., a global pharmacy and wellbeing company, from December 2014 until her retirement in January 2021, and previously served as Senior Vice President and Chief Human Resources Officer from January 2010 to December 2014. Prior to Walgreens, Ms. Wilson-Thompson held various legal and operational roles at The Kellogg Company, a food manufacturing company, from July 2005 to December 2009, including most recently as its Senior Vice President, Global Human Resources. Ms. Wilson-Thompson has served on the board of directors of Wolverine World Wide, Inc. since May 2021 and McKesson Corporation since January 2022. She previously served on the board of directors of Ashland Global Holdings Inc. from 2017 to 2020 and on the board of directors of Vulcan Materials Company from 2009 to 2018. Ms. Wilson-Thompson holds an A.B. in English Literature from the University of Michigan and a J.D. and L.L.M. (Corporate and Finance Law) from Wayne State University.

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

Audit Committee

The Board has four standing committees comprised solely of independent directors—the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Disclosure Controls Committee. The Audit Committee, which has been established in accordance with Section 3(a)(58) of the Exchange Act, currently consists of Robyn Denholm, Hiromichi Mizuno and James Murdoch, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The NASDAQ Stock Market LLC

(“NASDAQ”). Ms. Denholm is the chair of the Audit Committee. The Board has determined that Ms. Denholm is an “audit committee financial expert” as defined in the rules of the SEC.

Executive Officers

The names of Tesla’s executive officers, their ages, their positions with Tesla and other biographical information as of April 28, 2022, are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Elon Musk	50	Technoking of Tesla and Chief Executive Officer
Zachary Kirkhorn	37	Master of Coin and Chief Financial Officer
Andrew Baglino	41	Senior Vice President, Powertrain and Energy Engineering

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

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, Tesla’s directors, executive officers and any persons holding more than 10% of the Tesla’s common stock are required to report initial ownership of the Tesla common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and Tesla is required to disclose in this Amendment any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, Tesla is aware of no late Section 16(a) filings other than one late Form 4 report filed by Jerome Guillen, who departed Tesla in 2021, reporting sales pursuant to a 10b5-1 trading plan, due to an administrative delay by Tesla.

Code of Business Ethics and Corporate Governance Guidelines

The Board sets high standards for Tesla’s workforce, officers and directors. Tesla is committed to establishing an operating framework that exercises appropriate oversight of responsibilities at all levels throughout the Company and managing its affairs in a manner consistent with rigorous principles of business ethics. Accordingly, Tesla has adopted a Code of Business Ethics, which it recently updated in December 2021, which is applicable to Tesla and its subsidiaries’ directors, officers and personnel. Tesla has also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and charters of the standing committees of the Board, form the framework for Tesla’s corporate governance. The Code of Business Ethics and the Corporate Governance Guidelines are each available on Tesla’s website at: http://ir.tesla.com/corporate. Tesla will disclose on its website any amendment to the Code of Business Ethics, as well as any waivers of the Code of Business Ethics, that are required to be disclosed by the rules of the SEC or NASDAQ.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2021 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2021 of (i) our principal executive officer, (ii) our principal financial officer, (iii) the most highly compensated person, other than our principal executive officer and principal financial officer, who was serving as executive officer at the end of our fiscal year ended December 31, 2021 and (iv) our former president of Tesla Heavy Trucking, who served in such capacity during part of 2021 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended December 31, 2021. Our named executive officers for fiscal year 2021 were:

Name	Position
Elon Musk	Technoking of Tesla and Chief Executive Officer
Zachary Kirkhorn	Master of Coin and Chief Financial Officer
Andrew Baglino	Senior Vice President, Powertrain and Energy Engineering
Jerome Guillen	Former President, Tesla Heavy Trucking

Mr. Guillen departed Tesla in June 2021.

Compensation Philosophy

Our mission is to accelerate the world’s transition to sustainable energy. This is a long-term mission, and our compensation programs reflect this—and our startup origins—in that they consist primarily of salary or wages and equity awards. Whereas salary or wages are intended to meet our employees’ near-term liquidity needs, we believe that equity awards are an effective tool for retaining employees long-term, as they vest incrementally over a period of time or upon the achievement of specified performance milestones intended to be achieved over the medium- and long-term. Moreover, the closing prices of our common stock on the first trading day of each of 2020, 2021 and 2022 were $86.05, $729.77 and $1,199.78, respectively (as adjusted for the five-for-one stock split effected in the form of a stock dividend in August 2020, or the “Stock Split”). During periods in which our stock price and the underlying value of equity awards increase, their retention impact is even greater. We believe that the potential for such increases also creates an ownership culture that promotes holding equity, which in turn aligns the interests of our employees with the long-term interests of our stockholders. For these reasons, our goal is to provide each employee with the opportunity to participate in our equity programs, with certain limited cash-based bonus programs serving generally to accommodate specific incentive structures or liquidity needs. Combining salary or wages and our equity award program, we strive to offer a total level of compensation that is competitive within specific roles and geographical markets.

In particular, we believe that compensation for the individuals who are responsible for Tesla’s strategic direction and operations should motivate them to achieve sustainable stockholder value and/or tangible milestones rather than to simply remain at Tesla or maintain the status quo. Therefore, while we offer to our general employee population restricted stock units that will retain some value even if the market value of our stock decreases, we are increasingly emphasizing for our executive officers the grant of stock option awards, which have zero initial value and accumulate value, if at all, only to the extent that our stock price increases following their grant, through the applicable vesting dates and until such stock options are ultimately exercised and the underlying shares are sold. In addition, because equity awards comprise a greater proportion of our executive officers’ total level of compensation compared to comparable roles at peer companies, a sustained decrease in our stock price or failure to achieve the applicable operational milestones may result in a level of total compensation that is significantly less than that of such peer roles. Likewise, our outside director compensation program has been comprised primarily of equity awards that are entirely in the form of stock option awards, as well as relatively modest cash retainer payments that may be waived at the election of each director.

We evaluate our compensation philosophy and programs regularly and evolve them as circumstances merit with oversight by the Compensation Committee, particularly with respect to executive and director compensation. For example, if our stock price experiences significant movement over a short period of time that results in a persistent change to equity compensation, certain adjustments may be considered to align our compensation programs to their intended purposes.

Key Factors in Determining Executive Compensation

Role of Compensation Committee in Executive Compensation

The Compensation Committee has overall responsibility for recommending to the Board the compensation of our Chief Executive Officer and reviewing and determining the compensation of our other executive officers. Members of the Compensation Committee are appointed by the Board. Currently, the Compensation Committee consists of three members of the Board: Ira Ehrenpreis (Chair), Robyn Denholm and Kathleen Wilson-Thompson, none of whom is an executive officer of Tesla, and each of whom qualifies as (i) an “independent director” under the NASDAQ Stock Market Rules and (ii) an “outside director” under Section 162(m) of the Internal Revenue Code (the “Code”).

Role of Compensation Consultants

The Compensation Committee has the authority to engage and has from time to time engaged the services of outside consultants to assist in making decisions regarding the establishment of Tesla’s compensation philosophy and programs, including for executives and directors. For example, Compensia, Inc., a national compensation consulting firm (“Compensia”), was retained as compensation consultant in 2020 and 2021 to advise the Compensation Committee with respect to Tesla’s compensation program for its non-employee directors. Compensia advised the Compensation Committee on the design of the Board’s equity award program for the future period until the Compensation Committee’s and Board’s next review of the program, including a consideration of Tesla’s exceptional performance and commitment to at-risk director compensation in the form of annual stock option awards to ensure continued alignment of the interests of directors with those of Tesla’s stockholders. See “Executive Compensation—Compensation of Directors—Non-Employee Director Compensation Arrangements” below for more detail regarding the review of Board compensation during 2020 and 2021.

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

Current Elements of Named Executive Officer Compensation

Overview and Fiscal Year 2021 Company Highlights

Our current executive compensation program, which was developed and approved by the Compensation Committee, generally consists of base salary and equity-based incentives, as well as other benefits generally available to employees. We combine these elements in order to formulate compensation packages with the goal of providing, on a total basis, competitive pay and align the interests of our named executive officers with long-term stockholder interests by tying the value of their compensation to our long-term stock price and/or the achievement of financial, operational and strategic objectives. In 2021, Tesla’s full-year accomplishments under our executive leadership included the following:

•	Total revenues of $53.82 billion, representing an increase of $22.28 billion, or 70.64% compared to the prior year;
•	Net income attributable to common stockholders of $5.52 billion and an operating margin of 12.1%, representing favorable changes of $4.80 billion and 5.8%, respectively, compared to the prior year;
•	Annual vehicle delivery and production records of 936,222 and 930,422 total vehicles, representing an increase of 87.38% and 82.53%, respectively, compared to the prior year;
•	3.99 gigawatt hours of energy storage and 345 megawatts of solar energy systems deployed; and
•

Ongoing progress in the global growth of our manufacturing capabilities, including the commencement of builds of the Model Y in Gigafactory Texas and equipment testing through the vehicle production process in Gigafactory Berlin.

Base Salary

The Compensation Committee is responsible for reviewing our Chief Executive Officer’s and other executive officers’ base salaries. The base salaries of all executive officers are reviewed and adjusted when necessary to reflect individual roles, performance and the competitive market. Because we currently do not provide cash bonuses to our executive officers, salary is the primary cash-based element of our executive officers’ compensation structure.

The following table sets forth information regarding the annualized base salary rates at the end of 2021 for our named executive officers:

Name	Ending Fiscal 2021 Base Salary($)(1)
Elon Musk	—	(2)
Zachary Kirkhorn	300,000
Andrew Baglino	300,000
Jerome Guillen	—	(3)

(1)	Reflects an annualized rate assuming 52 weeks each comprised of five work days.
(2)

Mr. Musk historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(3)	Mr. Guillen departed Tesla in June 2021.

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. The equity awards we have historically granted and currently grant are options to purchase shares of our common stock and restricted stock unit awards that are settled in shares of our common stock upon vesting, and we have granted to our named executive officers both awards that vest over a long-term period and awards that vest only upon the achievement of specified Tesla performance milestones, in each case subject to continued service. We are increasingly emphasizing for our named executive officers the grant of stock option awards, which have value only to the extent, if any, that our stock price increases following their grant.  Accordingly, all equity awards granted to our executive officers in 2020 (the last year awards were granted to our executive officers) were in the form of stock option awards. As a result, a significant portion of our named executive officers’ total compensation is entirely at risk, depending on long-term stock price performance

While we strive to offer a total level of compensation that is competitive within specific roles and geographical markets, we do not have an inflexible set of criteria for granting equity awards; instead, the Compensation Committee exercises its judgment and discretion, in consultation with our Chief Executive Officer and from time to time, a compensation consultant. The Compensation Committee considers, among other things, the role and responsibility of the named executive officer, competitive market factors, the amount of stock-based equity compensation already held by the named executive officer, the impact of any dramatic changes in our stock price over a short period of time and the cash-based compensation received by the named executive officer, to determine the level and types of equity awards that it approves. We generally grant one-time new hire equity awards to our employees, including executives, upon their commencement of employment with us, or upon their promotion to new positions. Additionally, as part of our ongoing executive compensation review and alignment process, we periodically grant additional equity awards to our executives. See “Grants of Plan-Based Awards in 2021” under this Item 11 below.

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

Bonus

We do not currently have or have planned, and historically we have rarely entered into, any specific arrangements with our named executive officers providing for cash-based bonus awards.

Non-Equity Incentive Plan Compensation

We did not provide any non-equity incentive plan compensation to any of our named executive officers in 2021, and we do not currently have or have planned any specific arrangements with our named executive officers providing for non-equity incentive plan compensation.

Perquisites

Generally, we do not provide any perquisites or other personal benefits to our named executive officers.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

•	medical insurance including comprehensive transgender and fertility coverage, mental health, dental and vision;
•	adoption and surrogacy benefits;
•	confidential Employee Assistance Program counseling;
•	life insurance and accidental death and dismemberment insurance;
•

a Section 401(k) plan where, beginning in 2022, Tesla will provide a company match equal to 50% of the employee’s contribution, up to a maximum of 3% of the employee’s eligible compensation with a $3,000 annual cap;

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

Historical Equity Compensation

Prior to the stock option awards made in December 2009, Mr. Musk did not receive any equity compensation for his services for a period of five years.

In 2010 and 2011, Mr. Musk did not receive any equity grants, because the Compensation Committee believed his grants made in December 2009 already provided sufficient motivation for Mr. Musk to perform his duties as Chief Executive Officer.

In August 2012, to create incentives for continued long-term success from the then-recently launched Model S program as well as from Tesla’s then-planned Model X and Model 3 programs, and to further align executive compensation with increases in stockholder value, the Board granted to Mr. Musk the 2012 CEO Performance Award, comprised of a stock option award to purchase 26,374,505 shares (as adjusted for the Stock Split) of Tesla’s common stock, representing 5% of Tesla’s total issued and outstanding shares at the time of grant. The 2012 CEO Performance Award consists of 10 equal vesting tranches, each requiring that Tesla meet a combination of (i) the achievement of a specified operational milestone relating to development of Model X or Model 3, aggregate vehicle production or a gross margin target, and (ii) a sustained incremental $4 billion increase in Tesla’s market capitalization from $3.2 billion, Tesla’s market capitalization at the time of grant. The market capitalization conditions for all of the 10 vesting tranches and nine of the 10 operational milestones have been achieved, and therefore nine of 10 tranches under the 2012 CEO Performance Award have vested. As of April 29, 2022, only one operational milestone, requiring that Tesla achieve gross margin of 30% or more for four consecutive quarters, has not been achieved and remains outstanding.

Prior to 2018, the only additional equity awards received by Mr. Musk related to certain immaterial awards granted during 2013 pursuant to a patent incentive program that was available to our employees generally.

2018 CEO Performance Award

Early in 2017, with the 2012 CEO Performance Award heading to substantial completion after having helped Tesla grow its market capitalization to over $55 billion in just over five years, the independent members of the Board began preliminary discussions regarding how to continue to incentivize Mr. Musk to lead Tesla through the next phase of its development. In January 2018, following more than six months of careful analysis and development led by the Compensation Committee, with participation by every independent Board member, the help of Compensia and engagement with and feedback from our largest institutional stockholders, the Board granted the 2018 CEO Performance Award to Mr. Musk. Such grant was subject to approval by a majority of the total votes of Tesla common stock not owned by Mr. Musk or Kimbal Musk cast at a meeting of the stockholders to approve the 2018 CEO Performance Award. On March 21, 2018, such approval was obtained, with approximately 73% of the votes cast by such disinterested shares voting in favor of the 2018 CEO Performance Award.

The 2018 CEO Performance Award is comprised of a 10-year maximum term stock option to purchase 101,320,210 shares (as adjusted for the Stock Split) of Tesla’s common stock, divided equally among 12 separate tranches that were each equivalent to 1% of the issued and outstanding shares of Tesla’s common stock at the time of grant, at an exercise price of $70.01 per share (as adjusted for the Stock Split). Each of the 12 vesting tranches of the 2018 CEO Performance Award vests upon certification by the Board that both (i) the market capitalization milestone for such tranche, which begins at $100 billion for the first tranche and increases by increments of $50 billion thereafter, and (ii) any one of the following 8 operational milestones focused on revenue or 8 operational milestones focused on profitability, has been met:

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

In establishing the Revenue and Adjusted EBITDA milestones, the Board carefully considered a variety of factors, including Tesla’s growth trajectory and internal growth plans and the historical performance of other high-growth and high-multiples companies in the technology space that have invested in new businesses and tangible assets. These benchmarks provided revenue/EBITDA to market capitalization multiples, which were then used to inform the specific operational targets that aligned with Tesla’s plans for future growth. Nevertheless, the Board considered each of the market capitalization and operational milestones to be challenging hurdles. For example, in order to meet all 12 market capitalization milestones, Tesla was required to add approximately $600 billion to its market capitalization at the time of the grant of the 2018 CEO Performance Award on a sustained basis, and in order to satisfy all eight revenue-based operational milestones, Tesla would have to increase revenue by more than $163 billion from its annual revenue of approximately $11.8 billion in 2017, the last fiscal year completed prior to the grant of the 2018 CEO Performance Award.

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

As of April 29, 2022, 11 operational milestones and 12 market capitalization milestones have been achieved, of which 11 operational milestones and 11 market capitalization milestones have also been certified by our Board of Directors. Consequently, 11 of the 12 tranches under the 2018 CEO Performance Award, corresponding to options to purchase an aggregate 92,876,855 shares of Tesla’s common stock, have vested and become exercisable, subject to Mr. Musk’s payment of the exercise price of $70.01 per share and the minimum five-year holding period generally applicable to any shares he acquires upon exercise.

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

In addition, we are required to report in “2021 Option Exercises and Stock Vested” under this Item 11 below an amount for the “value realized” upon: (i) any exercise by Mr. Musk of a stock option, which is based on the difference between the market price of the underlying shares at the time of exercise and the exercise price of the stock option, and (ii) any vesting of a restricted stock unit award, based on the market price of the award at the time of vesting. Such amount is required to be reported even if Mr. Musk does not actually receive any cash from such exercise or vesting, either because he does not also sell any shares or because he sells only a number of shares sufficient to cover the related tax liabilities resulting from the exercise or vesting.

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

To supplement the disclosures in “Summary Compensation Table,” “Pay Ratio Disclosure” and “2021 Option Exercises and Stock Vested” under this Item 11 below, we have included the following table, which shows the total realized compensation of Mr. Musk for the last three fiscal years, as well as the ratio of Mr. Musk’s realized compensation to the median of the annual total compensation of all other Tesla employees qualifying for this analysis as reported under “Pay Ratio Disclosure.” Realized compensation is not a substitute for reported compensation in evaluating our compensation structure, but we believe that realized compensation is an important factor in understanding that the value of compensation that Mr. Musk ultimately realizes is dependent on a number of additional factors, including: (i) the vesting of certain of his option awards only upon the successful achievement of a number of market capitalization increase and operational milestone targets, including milestones that have not yet been achieved under each of the 2012 CEO Performance Award and the 2018 CEO Performance Award; (ii) the fact that Mr. Musk does not receive any cash if he does not actually sell shares and thereby reduce his investment in us, and he does not receive any cash to the extent that he sells only shares sufficient to cover income taxes with respect to his awards (including stock options exercised solely to avoid their expiration in accordance with their terms); and (iii) the then-current market value of our common stock at the times at which Mr. Musk may elect to actually sell his shares.

Year	“Total Compensation” of CEO, as Reported in Summary Compensation Table Below ($)		“Value Realized on Exercise or Vesting of Awards” of CEO, as Reported in Option Exercises and Stock Vested Table Below ($)		Median Annual Total Compensation of all Qualifying Non-CEO Employees, as reported in Pay Ratio Disclosure Section Below ($)	Total CEO Realized Compensation ($)(1)(2)	Ratio of Total CEO Realized Compensation to Median Annual Total Compensation of all Qualifying Non-CEO Employees
2021	—		23,452,910,177	(3)	40,723	734,762,107	18,043:1
2020	—		—		46,150	—	0.00:1
2019	23,760	(4)	30,483,250	(5)	58,455	23,760	0.41:1

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

(2)	Of the amounts noted, Mr. Musk has not accepted his salary in the amount of $23,760 for 2019.
(3)

Reflects the exercise of vested stock options scheduled to expire in 2022 as to which Mr. Musk paid the exercise price in cash. Of the shares received upon exercise, 42.0% were immediately sold in order to pay federal and state tax withholding from the option exercise. None of the proceeds from such sales were retained by Mr. Musk. Of the remaining shares, 94.6% were retained by Mr. Musk. The other 5.4% automatically were sold as a result of a Rule 10b5-1 trading plan put in place in September 2021.

(4)

Reflects, for 2019, the applicable minimum wage requirements under California law for part of such year. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(5)

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Elon Musk	2021	—		—	—	—	—		—		—
Technoking of Tesla and Chief Executive Officer	2020	—		—	—	—	—		—		—
	2019	23,760	(3)	—	—	—	—		—		23,760
Zachary Kirkhorn	2021	301,154		—	—	—	—	—	—		301,154
Master of Coin and Chief Financial Officer	2020	269,663	(4)	—	—	46,261,354	—		31,099	(5)	46,562,116
	2019	276,058		—	5,019,998	15,947,901	—		—		21,243,957
Andrew Baglino	2021	301,154		—	—	—	—	—	—		301,154
SVP, Powertrain and Energy Engineering	2020	283,269	(4)	—	—	46,261,354	—		—		46,544,623
	2019	301,154		—	—	4,779,080	—		—		5,080,234
Jerome Guillen(6)	2021	161,538		—	—	—	—		—		161,538
Former President, Tesla Heavy Trucking	2020	283,269	(4)	—	—	46,261,354	—		—		46,544,623
	2019	301,154		—	—	7,965,058	—		—		8,266,212

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

(2)

This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 13, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s).

(3)

Reflects the applicable minimum wage requirements under California law for part of 2019. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(4)	Reflects a temporary reduction to base salary in response to global market conditions.
(5)	Reflects an amount corresponding to previously-accrued paid time off that was applied toward the purchase of a Tesla vehicle pursuant to a company-wide program.
(6)	Mr. Guillen departed Tesla in June 2021.

Pay Ratio Disclosure

Tesla is committed to fair and competitive compensation for our employees. Moreover, Elon Musk, the Technoking of Tesla and our Chief Executive Officer, has agreed to a compensation arrangement in the 2018 CEO Performance Award that is substantially tied to the appreciation of our market capitalization. Because equity awards are generally made available to Tesla employees, this also means that Mr. Musk’s compensation is tied to the success of Tesla employees. We are providing a ratio of (i) Mr. Musk’s 2021 annual total compensation to (ii) the median of the 2021 annual total compensation of all applicable qualifying Tesla employees other than Mr. Musk, as if all such employees were named executive officers, in each case calculated pursuant to the disclosure requirements of “Summary Compensation Table” above. As we continue our international expansion, the median annual total compensation of our employees reflects differences in local compensation scales and practices abroad to a greater extent.

Mr. Musk’s 2021 annual total compensation, as reported under “Summary Compensation Table,” was $0, and the median 2021 annual total compensation of all other qualifying employees, as determined pursuant to the methodology set forth below, was $40,723. Consequently, the applicable ratio of such amounts for 2021 was 0.00:1.

Our methodology for identifying the median of the 2021 annual total compensation for each individual other than Mr. Musk was as follows:

•

We determined that as of December 31, 2021, Tesla and all our subsidiaries had 100,121 individuals qualifying for this analysis (full-time, part-time and temporary employees other than Mr. Musk, subject to the following bullet), of which approximately 42% were based outside of the U.S. and approximately 39% were production line employees.

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

•	We converted any payment earned or paid in a foreign currency to U.S. dollar using the average of the prevailing conversion rates for the month of December 2021.
•	We selected the median of all total annual compensation amounts calculated in accordance with the foregoing.

Grants of Plan-Based Awards in 2021

The following table presents information concerning each grant of an award made to a named executive officer in fiscal 2021 under any plan.

Name	Grant Date(1)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Elon Musk	—	—	—	—
Zachary J. Kirkhorn	—	—	—	—
Andrew Baglino	—	—	—	—
Jerome Guillen(1)	—	—	—	—

(1)	Mr. Guillen departed Tesla in June 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock unit awards for each named executive officer outstanding as of the end of fiscal 2021.

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Elon Musk	3/21/2018	(2)	59,103,455	42,216,755	—	70.01	1/19/2028	—	—
	6/10/2013	(3)	1,750	—	—	20.01	6/10/2023	—	—
	4/8/2013	(3)	1,750	—	—	8.37	4/8/2023	—	—
	8/13/2012	(4)	—	2,637,455	—	6.24	8/13/2022	—	—
Zachary J. Kirkhorn	10/19/2020	(5)	55,645	149,814	—	430.83	10/19/2030	—	—
	4/19/2019	(6)	445,530	202,515	—	54.66	4/19/2029	—	—
	4/19/2019	(7)	—	—	—	—	—	27,000	28,533,060
	1/22/2019	(8)	32,656	21,774	—	59.79	1/22/2029	—	—
	1/22/2019	(9)	—	—	—	—	—	7,260	7,672,223
	10/16/2018	(10)	4,858	4,867	—	55.32	10/16/2028	—	—
	10/16/2018	(9)	—	—	—	—	—	1,726	1,824,002
Andrew Baglino	10/19/2020	(5)	55,645	149,814	—	430.83	10/19/2030	—	—
	7/19/2019	(11)	81,176	105,954	—	51.64	7/19/2029	—	—
	10/16/2018	(10)	32,741	18,959	—	55.32	10/16/2028	—	—
	10/16/2018	(9)	—	—	—	—	—	6,895	7,286,498
	3/19/2018	(12)	48,046	18,454	—	62.72	3/19/2028	—	—
	2/20/2018	(13)	—	—	—	—	—	924	976,465
	11/10/2014	(14)	—	12,500	—	48.39	11/10/2024	—	—
Jerome Guillen(15)	—		—		—	—	—	—	—

(1)

The market value of unvested restricted stock units is calculated by multiplying the number of unvested restricted stock units held by the applicable named executive officer by the closing price of our common stock on December 31, 2021, which was $1,056.78.

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

(11)

1/60th of the shares subject to the option became vested and exercisable on July 24, 2019, and 1/60th of the shares subject to the option become vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(12)	1/60th of this award vested on March 27, 2018, and 1/60th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(13)	1/16th of this award vested on June 5, 2018, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.

(14)   1/4th of the shares subject to the option became vested and exercisable upon each of the following, as determined by the Board: (i) the completion of the first Model X production vehicle; (ii) aggregate vehicle production of 100,000 vehicles in a trailing 12-month period and (iii) completion of the first Model 3 production vehicle. 1/4th of the shares subject to this option will become vested and exercisable upon the determination by the Board that annualized gross margin of greater than 30% in any three years is achieved, subject to the grantee’s continued service to us on each such vesting date.

(15)	Mr. Guillen departed Tesla in June 2021.

2021 Option Exercises and Stock Vested

The following table presents information concerning each exercise of stock options and vesting of stock awards during fiscal 2021 for each of the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Elon Musk	22,862,050	$23,452,910,176	—	—
Zachary Kirkhorn	3,200	3,204,672	24,149	17,597,044
Andrew Baglino	27,500	20,060,191	7,141	5,258,669
Jerome Guillen(3)	50,000	33,996,790	1,211	724,117

(1)

Reflects the product of the number of shares of stock subject to the exercised option multiplied by the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.

(2)	Reflects the product of the number of shares of stock vested multiplied by the market price of our common stock on the vesting date.
(3)	Mr. Guillen departed Tesla in June 2021.

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

Compensation of Directors

2021 Director Compensation Table

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during any part of fiscal year 2021. Elon Musk, who is a named executive officer, does not receive additional compensation for his services as a director.

The awards with respect to which values are provided under the column “Option Awards” below are exclusively stock options, which have realizable value only if they vest over time and to the extent, if any, that our stock price exceeds the applicable exercise prices. The values provided below for these awards are based on applicable accounting standards, and do not necessarily reflect the actual amounts realized or realizable pursuant to the underlying stock options.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	All Other Compensation		Total ($)
Robyn Denholm	—	—	—		—
Ira Ehrenpreis	—	—	—		—
Lawrence J. Ellison	—	—	—		—
Antonio Gracias(4)	—	—	—		—
Hiromichi Mizuno	27,500	—	10,949	(5)	38,449
James Murdoch	—	—	—		—
Kimbal Musk	—	—	—		—
Kathleen Wilson-Thompson	—	—	—		—

(1)

Reflects cash compensation for service on the Board and/or its applicable committees pursuant to Tesla’s outside director compensation policy (the “Director Compensation Policy”) and/or for service as Chair of the Board as previously approved by the Board, as applicable. The earning and payment of cash retainer payments payable to outside directors may be waived in whole or part at the election of the director. Beginning in 2021, seven of the outside directors requested that the Company eliminate the future payment of all of their cash retainer amounts for service on the Board unless the director notified otherwise.

(2)	As of December 31, 2021, the aggregate number of shares underlying option awards outstanding for each of our non-employee directors with such awards was:

Name	Aggregate Number of Shares Underlying Options Outstanding
Robyn Denholm	654,160
Ira Ehrenpreis	370,000
Lawrence J. Ellison	291,670
Hiromichi Mizuno	117,230
James Murdoch	433,340
Kimbal Musk	172,250
Kathleen Wilson-Thompson	290,285

(3)

Reflects stock option grants for service on the Board or as members or chairs of Board committees that were automatically granted pursuant to the Director Compensation Policy. In June 2021, the Board unanimously adopted a resolution to forego any automatic grants of annual stock option awards under the Director Compensation Policy or otherwise previously approved by the Board until July 2022 unless the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution.

(4)	Board term ended in October 2021 without standing for re-election at the 2021 annual meeting of stockholders.
(5)	Consists of reimbursements for out-of-pocket travel expenses incurred in connection with Board service.

Non-Employee Director Compensation Arrangements

Overview and Philosophy

The compensation program for Tesla’s non-employee directors is designed to be consistent with our compensation philosophy for our employees, with an emphasis on equity-based compensation over cash in order to align the value of their compensation with the market value of our stock, and consequently, with the long-term interests of our stockholders. Moreover, while we offer to our general employee population restricted stock units that will retain some value even if the market value of our stock decreases, the equity-based compensation to our directors has been exclusively in the form of stock options, which have zero initial value and accumulate value, if at all, only to the extent that our stock price increases following their grant, through the applicable vesting dates and until such stock options are ultimately exercised and the underlying shares are sold. The remaining portion of our directors’ compensation has been comprised of cash retainer payments that are relatively modest compared to peer companies and that may be waived at the election of each director. Consequently, a large portion and in some cases, the entirety, of each of our non-employee directors’ compensation is entirely at risk, and fluctuating stock prices have at times resulted in 100% of the vested stock options then held by each of our non-employee directors being out-of-the-money.

In 2020 and 2021, the Compensation Committee reviewed the Director Compensation Policy with the aid of Compensia and in light of Tesla’s exceptional performance and commitment to at-risk director compensation in the form of annual stock option awards to ensure continued alignment of the interests of directors with those of Tesla’s stockholders. Following such review, the Compensation Committee recommended that the Board approve a resolution that all existing directors forego any automatic grants of annual stock option awards under the Director Compensation Policy or otherwise previously approved by the Board until July 2022 unless the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution. In June 2021, the Board unanimously approved and adopted this resolution. The Compensation Committee intends to make further recommendations with respect to the Board’s compensation program for directors, if any, who join the Board after the date of this resolution, as well as for future periods of service by existing directors, following further periodic reviews.

Other Information

If, following a change in control of Tesla, the service of a non-employee director is terminated, all stock options granted to the director shall fully vest and become immediately exercisable.

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

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Ownership of Securities” under Item 12 below for information regarding any shares pledged by our directors or executive officers as of December 31, 2021; however, such pledging does not indicate the extent to which there may be actual borrowings against such shares as of such date. Tesla management monitors compliance with this policy by reviewing and, if necessary, reporting to the Board or its committees the extent to which any officer or director has pledged shares of Company stock. We believe that this monitoring is effective and includes appropriate controls, and we have confirmed that each of our directors and executive officers who have pledged stock are and have been compliant with this policy since our last confirmation.

Compensation Committee Interlocks and Insider Participation

Robyn Denholm, Ira Ehrenpreis and Kathleen Wilson-Thompson served as members of the Compensation Committee during 2021. None of such persons is or was formerly an officer or an employee of Tesla. During 2021, no interlocking relationships existed between any member of Tesla’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options, stock awards, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance, under Tesla’s equity compensation awards as of December 31, 2021.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)		Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	130,375,672		84.46	82,835,318	(3)
Equity compensation plans not approved by security holders	102,177	(4)	85.62	—
Total	130,477,849		84.46	82,835,318

(1)	Consists of options to purchase shares of our common stock, including the 2018 CEO Performance Award, and restricted stock unit awards representing the right to acquire shares of our common stock.
(2)

The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

(3)

Consists of 49,053,818 shares remaining available for issuance under the Tesla, Inc. 2019 Equity Incentive Plan, and 33,781,500 shares remaining available for issuance under the Tesla, Inc, 2019 Employee Stock Purchase Plan.

(4)

Consists of outstanding stock options and restricted stock unit awards that were assumed in connection with acquisitions. No additional awards may be granted under the plans pursuant to which such awards were initially granted.

Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of Tesla’s common stock, as of December 31, 2021, for the following:

•	each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock;
•	each of our non-employee directors;
•	each of our current executive officers named in the Summary Compensation Table in Item 11 above; and
•	all current directors and executive officers of Tesla as a group.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of December 31, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership is based on 1,033,171,787 shares of Tesla’s common stock outstanding at December 31, 2021.

Unless otherwise indicated, all persons named below can be reached at Tesla, Inc., 1 Tesla Road, Austin, Texas 78725.

Beneficial Owner Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Elon Musk(1)	231,715,206	21.2%
The Vanguard Group(2)	62,448,572	6.0%
Blackrock, Inc.(3)	52,918,395	5.1%
Named Executive Officers & Directors
Elon Musk(1)	231,715,206	21.2%
Zachary J. Kirkhorn(4)	635,271	*
Andrew Baglino(5)	257,383	*
Robyn Denholm(6)	654,159	*
Ira Ehrenpreis(7)	560,335	*
Lawrence J. Ellison(8)	15,270,141	1.5%
Hiromichi Mizuno(9)	117,230	*
James Murdoch(10)	475,765	*
Kimbal Musk(11)	683,490	*
Kathleen Wilson-Thompson(12)	260,139	*
All current executive officers and directors as a group (10 persons)(13)	250,629,119	22.9%

*	Represents beneficial ownership of less than 1%.
(1)

Includes (i) 172,608,251 shares held of record by the Elon Musk Revocable Trust dated July 22, 2003 and (ii) 59,106,955 shares issuable to Mr. Musk upon exercise of options exercisable within 60 days after December 31, 2020. Includes 92,331,125 shares pledged as collateral to secure certain personal indebtedness.

(2)

Includes shares beneficially owned by The Vanguard Group, of which The Vanguard Group has shared voting power over 1,388,053 shares, sole dispositive power over 59,059,842 shares and shared dispositive power over 3,388,730 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The foregoing information is based solely on Schedule 13G of The Vanguard Group filed on February 10, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(3)

Includes shares beneficially owned by BlackRock, Inc., of which Blackrock, Inc. has sole voting power over 45,516,860 shares and sole dispositive power over 52,918,395 shares. The address for Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055. The foregoing information is based solely on Schedule 13G of

Blackrock, Inc. filed on March 11, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.
(4)	Includes 576,687 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(5)	Includes 238,134 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(6)	Includes 649,159 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(7)	Includes 370,000 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(8)	Includes 263,891 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(9)	Includes 117,230 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(10)	Includes (i) 52,425 shares held by the Seven Hills Trust and (ii) 423,340 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(11)	Includes 172,250 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021. Includes 511,240 shares pledged as collateral to secure certain personal indebtedness.
(12)	Includes 258,339 shares issuable upon exercise of options exercisable within 60 days after December 31, 2021.
(13)	Includes 62,175,985 shares issuable upon exercise of options held by our current executive officers and directors within 60 days after December 31, 2021.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

In accordance with the charter for the Audit Committee of the Board, our Audit Committee reviews and approves in advance any proposed related person transactions.

For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

The individuals and entities that are considered “related persons” include:

•	Directors and executive officers of Tesla;
•	Any person known to be the beneficial owner of five percent or more of Tesla’s common stock (a “5% Stockholder”); and
•	Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, executive officer or 5% Stockholder.

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

Related Party Transactions

SpaceX

Elon Musk is the Chief Executive Officer, Chief Technical Officer and a significant stockholder of SpaceX. Kimbal Musk and Antonio Gracias, who are or were members of the Board in 2021, are also members of the board of directors of SpaceX. In addition, certain members of the Board, and/or investment funds affiliated with them, have made minority investments in SpaceX.

SpaceX has purchased and may purchase in the future certain vehicle components from Tesla, including with modifications for non-vehicle applications. The prices for such components and any associated labor and support, which were negotiated in good faith and were consistent with prices offered to other third parties to whom any such components have been sold, were $2.8 million in the aggregate in 2021 and $0.2 million in the aggregate in 2022 through March.

SpaceX purchased solar modules from Tesla for an aggregate $0.04 million in 2021. The prices were negotiated in good faith.

SpaceX purchased refurbished power supplies and related services from Tesla for an aggregate $0.1 million in 2021. The prices were negotiated in good faith.

Tesla has provided SpaceX certain engineering support and resources from time to time upon the mutual agreement of the parties and at costs per hour that were negotiated in good faith. SpaceX incurred an aggregate $0.01 million in 2021 for such support and resources.

In 2020, Tesla granted to SpaceX a limited non-perpetual license to certain software, as to which Tesla retains all intellectual property rights. Such license was renewed in 2022 and will expire no later than 2023. SpaceX incurred an aggregate $0.1 million in 2021 and is expected to incur an aggregate $0.03 million in 2022 for the license. The aggregate fees for the license through its expected term were negotiated in good faith.

In 2022, Tesla purchased back from SpaceX a transformer in exchange for an aggregate $0.05 million in design services which Tesla provided.

Since April 2016, SpaceX has invoiced Tesla for our use of an aircraft owned and operated by SpaceX at rates determined by Tesla and SpaceX, subject to rules of the Federal Aviation Administration governing such arrangements. Tesla incurred $0.5 million in 2021 and has incurred $0.1 million in 2022 through March.

Other Transactions

Tesla periodically does business with certain entities its directors are affiliated with Such transactions are done on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

In the ordinary course of business, we enter into offer letters with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. In relation to our CEO’s exercise of stock options and sale of common stock from the 2012 CEO Performance Award, Tesla withheld the appropriate amount of taxes. However, given the significant amounts involved, our CEO entered into an indemnification agreement with us in November 2021 to indemnify the Company for additional taxes owed, if any.

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

In particular, the Board reviewed the following considerations:

•

Ira Ehrenpreis, Antonio Gracias (prior to his departure from the Board in October 2021), James Murdoch, Elon Musk, Kimbal Musk, and/or investment funds affiliated with them, have made minority investments in certain companies or investment funds (i) of which other Tesla directors are founders, significant stockholders, directors, officers, or managers, and/or (ii) with which Tesla has had certain relationships, such as those set forth in “Related Party Transactions” under this Item 13 above. The Board concluded that none of these investments are material so as to impede the exercise of independent judgment by any of Messrs. Ehrenpreis, Gracias or Mr. Murdoch, and that none of them has a direct or indirect interest in any transaction between Tesla and another company such as those set forth in “Related Party Transactions” under this Item 13 above.

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

•

Lawrence J. Ellison, and/or entities affiliated with him, have purchased certain Tesla products and services from Tesla. The Board concluded that such purchases were negotiated and completed through ordinary course sales processes in good faith on terms generally available to similar customers, and would not impair the independent judgment of Mr. Ellison.

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

Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to Tesla by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2021. The dollar amounts in the table and accompanying footnotes are in thousands.

	2020	2021
Audit Fees (1)	$12,965	$14,156
Audit-Related Fees(2)	—	184
Tax Fees (3)	1,456	2,876
All Other Fees (4)	103	62

Total	$14,524	$17,278

(1)

Audit Fees consist of fees for professional services rendered for the audit of Tesla’s consolidated financial statements included in Tesla’s Annual Report on Form 10-K and for the review of the financial statements included in Tesla’s Quarterly Reports on Form 10-Q, as well as services that generally only Tesla’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings. The Audit Fees incurred in 2020 also include fees of $825, relating to services performed in connection with Tesla’s securities offerings, including comfort letters, consents and review of documents filed with the SEC and other offering documents.

(2)	Audit-Related Fees in 2021 consisted of fees for professional services for certain agreed upon procedures in conjunction with certain financing transactions and other attestation services.
(3)	Tax Fees in 2020 and 2021 consisted of fees related to consultation, tax planning and compliance services.
(4)

Fees for 2020 consisted of fees for a Gigafactory Berlin current state assessment and accounting research software. Other Fees in 2021 consisted of fees for accounting research software and the assessment of non-financial metrics and documentation.

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

All PricewaterhouseCoopers LLP services and fees in fiscal 2020 and 2021 were pre-approved by the Audit Committee.

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

		10-K(1)	001-35758	10.16i	February 10, 2016

10.67	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

10.68	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.6	July 28, 2020

10.69	Twelfth Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of May 1, 2021, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.1	October 25, 2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.70††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.71††	Facility Agreement, dated as of September 26, 2019, by and between China Merchants Bank Co., Ltd. Beijing Branch and Tesla Automobile (Beijing) Co., Ltd. (English translation).	10-Q	001-34756	10.3	October 29, 2019

10.72††	Statement Letter to China Merchants Bank Co., Ltd. Beijing Branch from Tesla Automobile (Beijing) Co., Ltd., dated as of September 26, 2019 (English translation).	10-Q	001-34756	10.4	October 29, 2019

10.73††	Fixed Asset Syndication Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.85	February 13, 2020

10.74††	Fixed Asset Syndication Loan Agreement and Supplemental Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd., China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.86	February 13, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.75††	Syndication Revolving Loan Agreement, dated as of December 18, 2019, by and among Tesla (Shanghai) Co., Ltd. China Construction Bank Corporation, China (Shanghai) Pilot Free Trade Zone Special Area Branch, Agricultural Bank of China Shanghai Changning Sub-branch, Shanghai Pudong Development Bank Co., Ltd., Shanghai Branch, and Industrial and Commercial Bank of China Limited, China (Shanghai) Pilot Free Trade Zone Special Area Branch (English translation).	10-K	001-34756	10.87	February 13, 2020

10.76††	Working Capital Loan Contact, dated as of May 7, 2020, between Industrial and Commercial Bank of China, China (Shanghai) Pilot Free Trade Zone Lingang Special Area Branch and Tesla (Shanghai) Co., Ltd.	10-Q	001-34756	10.5	July 28, 2020

21.1	List of Subsidiaries of the Registrant	10-K	001-34756	21.1	February 7, 2022

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-34756	23.1	February 7, 2022

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	10-K	001-34756	31.1	February 7, 2022

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	10-K	001-34756	31.2	February 7, 2022

31.3	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.4	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	10-K	001-34756	32.1	February 7, 2022

101.INS*	Inline XBRL Instance Document	10-K	001-34756	101.INS	February 7, 2022

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	10-K	001-34756	101.SCH	February 7, 2022

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-34756	101.CAL	February 7, 2022

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34756	101.DEF	February 7, 2022

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34756	101.LAB	February 7, 2022

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34756	101.PRE	February 7, 2022

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Previously filed or furnished, as applicable, with the Original Form 10-K.
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
††	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
(1)	Indicates a filing of SolarCity
(2)	Indicates a filing of Maxwell Technologies, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: April 29, 2022	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)