Form 10-Q
period 2022-06-30
Tesla, Inc.
filed 2022-07-25
CIK 1318605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 19, 2022, there were 1,044,490,015 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$18,324	$17,576
Short-term marketable securities	591	131
Accounts receivable, net	2,081	1,913
Inventory	8,108	5,757
Prepaid expenses and other current assets	2,118	1,723
Total current assets	31,222	27,100
Operating lease vehicles, net	4,782	4,511
Solar energy systems, net	5,624	5,765
Property, plant and equipment, net	21,093	18,884
Operating lease right-of-use assets	2,185	2,016
Digital assets, net	218	1,260
Intangible assets, net	241	257
Goodwill	196	200
Other non-current assets	2,952	2,138
Total assets	$68,513	$62,131
Liabilities
Current liabilities
Accounts payable	$11,212	$10,025
Accrued liabilities and other	6,037	5,719
Deferred revenue	1,858	1,447
Customer deposits	1,182	925
Current portion of debt and finance leases	1,532	1,589
Total current liabilities	21,821	19,705
Debt and finance leases, net of current portion	2,898	5,245
Deferred revenue, net of current portion	2,210	2,052
Other long-term liabilities	3,926	3,546
Total liabilities	30,855	30,548
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	421	568
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 2,000 shares authorized; 1,041 and 1,033 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	30,944	29,803
Accumulated other comprehensive (loss) income	(477)	54
Retained earnings	5,908	331
Total stockholders’ equity	36,376	30,189
Noncontrolling interests in subsidiaries	861	826
Total liabilities and equity	$68,513	$62,131

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Automotive sales	$13,670	$9,520	$29,184	$17,707
Automotive regulatory credits	344	354	1,023	872
Automotive leasing	588	332	1,256	629
Total automotive revenues	14,602	10,206	31,463	19,208
Energy generation and storage	866	801	1,482	1,295
Services and other	1,466	951	2,745	1,844
Total revenues	16,934	11,958	35,690	22,347
Cost of revenues
Automotive sales	10,153	7,119	21,067	13,576
Automotive leasing	368	188	776	348
Total automotive cost of revenues	10,521	7,307	21,843	13,924
Energy generation and storage	769	781	1,457	1,376
Services and other	1,410	986	2,696	1,948
Total cost of revenues	12,700	9,074	25,996	17,248
Gross profit	4,234	2,884	9,694	5,099
Operating expenses
Research and development	667	576	1,532	1,242
Selling, general and administrative	961	973	1,953	2,029
Restructuring and other	142	23	142	(78)
Total operating expenses	1,770	1,572	3,627	3,193
Income from operations	2,464	1,312	6,067	1,906
Interest income	26	11	54	21
Interest expense	(44)	(75)	(105)	(174)
Other income, net	28	45	84	73
Income before income taxes	2,474	1,293	6,100	1,826
Provision for income taxes	205	115	551	184
Net income	2,269	1,178	5,549	1,642
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	10	36	(28)	62
Net income attributable to common stockholders	$2,259	$1,142	$5,577	$1,580

Net income per share of common stock attributable to common stockholders
Basic	$2.18	$1.18	$5.38	$1.64
Diluted	$1.95	$1.02	$4.82	$1.41
Weighted average shares used in computing net income per share of common stock
Basic	1,037	971	1,036	966
Diluted	1,155	1,119	1,156	1,126

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,269	$1,178	$5,549	$1,642
Other comprehensive (loss) income:
Foreign currency translation adjustment	(421)	63	(517)	(157)
Unrealized net loss on marketable securities	(6)	—	(14)	—
Comprehensive income	1,842	1,241	5,018	1,485
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	10	36	(28)	62
Comprehensive income attributable to common stockholders	$1,832	$1,205	$5,046	$1,423

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Three Months Ended June 30, 2022	Interests	Shares	Amount	Capital	Loss	Earnings	Equity	Subsidiaries	Equity
Balance as of March 31, 2022	$459	1,036	$1	$30,485	$(50)	$3,649	$34,085	$862	$34,947
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	—	—	—
Settlements of warrants	—	3	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	2	0	43	—	—	43	—	43
Stock-based compensation	—	—	—	419	—	—	419	—	419
Distributions to noncontrolling interests	(13)	—	—	—	—	—	—	(26)	(26)
Buy-out of noncontrolling interests	(10)	—	—	(3)	—	—	(3)	—	(3)
Net (loss) income	(15)	—	—	—	—	2,259	2,259	25	2,284
Other comprehensive loss	—	—	—	—	(427)	—	(427)	—	(427)
Balance as of June 30, 2022	$421	1,041	$1	$30,944	$(477)	$5,908	$36,376	$861	$37,237

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Six Months Ended June 30, 2022	Interests	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Subsidiaries	Equity
Balance as of December 31, 2021	$568	1,033	$1	$29,803	$54	$331	$30,189	$826	$31,015
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	—	—	—
Settlements of warrants	—	3	0	0	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	5	0	245	—	—	245	—	245
Stock-based compensation	—	—	—	904	—	—	904	—	904
Distributions to noncontrolling interests	(25)	—	—	—	—	—	—	(48)	(48)
Buy-out of noncontrolling interests	(11)	—	—	(8)	—	—	(8)	—	(8)
Net (loss) income	(111)	—	—	—	—	5,577	5,577	83	5,660
Other comprehensive loss	—	—	—	—	(531)	—	(531)	—	(531)
Balance as of June 30, 2022	$421	1,041	$1	$30,944	$(477)	$5,908	$36,376	$861	$37,237

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Interests in	Total
Three Months Ended June 30, 2021	Interests	Shares	Amount	Capital	Income	Deficit	Equity	Subsidiaries	Equity
Balance as of March 31, 2021	$601	963	$1	$27,623	$143	$(4,750)	$23,017	$847	$23,864
Exercises of conversion feature of convertible senior notes	—	1	0	(6)	—	—	(6)	—	(6)
Settlements of warrants	—	17	0	—	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	3	0	69	—	—	69	—	69
Stock-based compensation	—	—	—	519	—	—	519	—	519
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(14)	—	—	—	—	—	—	(26)	(26)
Net income	16	—	—	—	—	1,142	1,142	20	1,162
Other comprehensive income	—	—	—	—	63	—	63	—	63
Balance as of June 30, 2021	$605	984	$1	$28,205	$206	$(3,608)	$24,804	$841	$25,645

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Interests in	Total
Six Months Ended June 30, 2021	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2020	$604	960	$1	$27,260	$363	$(5,399)	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	—	211	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	1	0	5	—	—	5	—	5
Settlements of warrants	—	17	0	—	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	6	0	252	—	—	252	—	252
Stock-based compensation	—	—	—	1,162	—	—	1,162	—	1,162
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(26)	—	—	—	—	—	—	(46)	(46)
Net income	25	—	—	—	—	1,580	1,580	37	1,617
Other comprehensive loss	—	—	—	—	(157)	—	(157)	—	(157)
Balance as of June 30, 2021	$605	984	$1	$28,205	$206	$(3,608)	$24,804	$841	$25,645

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$5,549	$1,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	1,802	1,302
Stock-based compensation	779	1,088
Inventory and purchase commitments write-downs	58	88
Foreign currency transaction net unrealized gain	(52)	(1)
Non-cash interest and other operating activities	52	60
Digital assets loss (gain), net	106	(78)
Changes in operating assets and liabilities:
Accounts receivable	(233)	(283)
Inventory	(2,192)	(687)
Operating lease vehicles	(795)	(916)
Prepaid expenses and other current assets	(533)	(131)
Other non-current assets	(1,042)	(289)
Accounts payable and accrued liabilities	1,406	1,592
Deferred revenue	648	279
Customer deposits	292	52
Other long-term liabilities	501	47
Net cash provided by operating activities	6,346	3,765
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(3,497)	(2,853)
Purchases of solar energy systems, net of sales	(5)	(22)
Purchases of digital assets		(1,500)
Proceeds from sales of digital assets	936	272
Purchase of intangible assets	(9)	—
Purchases of marketable securities	(476)	—
Receipt of government grants	—	6
Net cash used in investing activities	(3,051)	(4,097)
Cash Flows from Financing Activities
Proceeds from issuances of convertible and other debt	—	4,862
Repayments of convertible and other debt	(2,219)	(7,408)
Collateralized lease repayments	—	(8)
Proceeds from exercises of stock options and other stock issuances	245	253
Principal payments on finance leases	(251)	(196)
Debt issuance costs	—	(5)
Proceeds from investments by noncontrolling interests in subsidiaries	—	2
Distributions paid to noncontrolling interests in subsidiaries	(76)	(65)
Payments for buy-outs of noncontrolling interests in subsidiaries	(19)	—
Net cash used in financing activities	(2,320)	(2,565)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(232)	(179)
Net increase (decrease) in cash and cash equivalents and restricted cash	743	(3,076)
Cash and cash equivalents and restricted cash, beginning of period	18,144	19,901
Cash and cash equivalents and restricted cash, end of period	$18,887	$16,825
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,636	$1,768
Leased assets obtained in exchange for finance lease liabilities	$36	$177
Leased assets obtained in exchange for operating lease liabilities	$445	$341

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

There continues to be widespread impact from the COVID-19 pandemic. Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. We have been affected by temporary manufacturing closures, employment and compensation adjustments and impediments to administrative activities supporting our product deliveries and deployments.

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

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of June 30, 2022, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2022 and 2021 and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Automotive sales without resale value guarantee	$13,518	$9,332	$28,843	$17,345
Automotive sales with resale value guarantee	152	188	341	362
Automotive regulatory credits	344	354	1,023	872
Energy generation and storage sales	717	653	1,220	1,036
Services and other	1,466	951	2,745	1,844
Total revenues from sales and services	16,197	11,478	34,172	21,459
Automotive leasing	588	332	1,256	629
Energy generation and storage leasing	149	148	262	259
Total revenues	$16,934	$11,958	$35,690	$22,347

Automotive Segment

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606, Revenue from Contracts with Customers, as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The total sales return reserve on vehicles sold with resale value guarantees was $130 million and $223 million as of June 30, 2022 and December 31, 2021, respectively, of which $56 million and $91 million was short-term, respectively.

Deferred revenue is related to the access to our Full Self Driving (“FSD”) features, internet connectivity, Supercharger network and over-the-air software updates on automotive sales with and without resale value guarantee, which amounted to $2.66 billion and $2.38 billion as of June 30, 2022 and December 31, 2021, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was $121 million and $157 million for the six months ended June 30, 2022 and 2021, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees as of June 30, 2022, we expect to recognize $1.02 billion of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period, which is generally the expected ownership life of the vehicle.

We have been providing loans for financing our automotive deliveries during the six months ended June 30, 2022. We have recorded net financing receivables of $320 million which are presented on the consolidated balance sheets as a component of Accounts receivable, net, for the current portion and as Other non-current assets for the long-term portion, as of June 30, 2022.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to zero-emission vehicles, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Deferred revenue related to sales of automotive regulatory credits was immaterial as of June 30, 2022 and December 31, 2021. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was immaterial for the six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously.

Automotive Leasing Revenue

Direct Sales-Type Leasing Program

For the three and six months ended June 30, 2022, we recognized $133 million and $398 million, respectively, of sales-type leasing revenue and $82 million and $246 million, respectively, of sales-type leasing cost of revenue. For the three and six months ended June 30, 2021, we recognized $55 million and $97 million, respectively, of sales-typing leasing revenue and $36 million and $62 million, respectively, of sales-type leasing cost of revenue.

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

	June 30, 2022	December 31, 2021
Gross lease receivables	$682	$427
Unearned interest income	(79)	(50)
Allowance for expected credit losses	(3)	(1)
Net investment in sales-type leases	$600	$376

Reported as:
Prepaid expenses and other current assets	$129	$73
Other non-current assets	471	303
Net investment in sales-type leases	$600	$376

Energy Generation and Storage Segment

Energy Generation and Storage Sales

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of June 30, 2022 and December 31, 2021, deferred revenue related to such customer payments amounted to $678 million and $399 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was $79 million and $66 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $211 million. Of this amount, we expect to recognize $12 million in the next 12 months and the remaining over a period up to 26 years.

We have been providing loans for financing our energy generation products during the six months ended June 30, 2022. We have recorded net financing receivables of $238 million which are presented on the consolidated balance sheets as a component of Accounts receivable, net, for the current portion and as Other non-current assets for the long-term portion, as of June 30, 2022.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2022 and December 31, 2021, the aggregate balances of our gross unrecognized tax benefits were $601 million and $531 million, respectively, of which $482 million and $473 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

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

Furthermore, in connection with the offerings of our convertible senior notes, we entered into convertible note hedges and warrants (see Note 10, Debt). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. The strike price on the warrants were below our average share price during the period and were included in the tables below. Warrants are included in the weighted-average shares used in computing basic net income per share of common stock in the period(s) they are settled.

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$2,259	$1,142	$5,577	$1,580
Less: Buy-out of noncontrolling interest	3	—	8	—
Net income used in computing basic net income per share of common stock	2,256	1,142	5,569	1,580
Less: Dilutive convertible debt	0	(2)	1	(6)
Net income used in computing diluted net income per share of common stock	$2,256	$1,144	$5,568	$1,586

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares used in computing net income per share of common stock, basic	1,037	971	1,036	966
Add:
Stock-based awards	101	93	103	95
Convertible senior notes	1	10	1	16
Warrants	16	45	16	49
Weighted average shares used in computing net income per share of common stock, diluted	1,155	1,119	1,156	1,126

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based awards	1	1	1	0
Convertible senior notes	—	0	—	1

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

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	June 30,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$18,324	$17,576	$16,229	$19,384
Restricted cash included in prepaid expenses and other current assets	294	345	326	238
Restricted cash included in other non-current assets	269	223	270	279
Total as presented in the consolidated statements of cash flows	$18,887	$18,144	$16,825	$19,901

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

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of June 30, 2022 and December 31, 2021, we had $759 million and $627 million, respectively, of long-term government rebates receivable in Other non-current assets on our consolidated balance sheets.

MyPower Customer Notes Receivable

As of June 30, 2022 and December 31, 2021, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $287 million and $299 million, respectively, of which $8 million and $11 million were due in the next 12 months as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the allowance for expected credit losses was $41 million.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, restricted cash, accounts receivable and other finance receivables. Our cash balances are primarily on deposit at high credit quality financial institutions or invested in money market funds. These deposits are typically in excess of insured limits. As of June 30, 2022 and December 31, 2021, no entity represented 10% or more of our total receivables balance.

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

Operating Lease Vehicles

The gross cost of operating lease vehicles as of June 30, 2022 and December 31, 2021 was $5.73 billion and $5.28 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $955 million and $773 million as of June 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accrued warranty—beginning of period	$2,287	$1,534	$2,101	$1,468
Warranty costs incurred	(187)	(125)	(338)	(241)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	14	7	17	6
Provision for warranty	319	275	653	458
Accrued warranty—end of period	$2,433	$1,691	$2,433	$1,691

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU is currently not expected to have a material impact on our consolidated financial statements.

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

Note 3 – Digital Assets, Net

During the six months ended June 30, 2022 and 2021, we purchased and/or received an immaterial amount and $1.50 billion, respectively, of digital assets. As of June 30, 2022, we have converted approximately 75% of our purchases into fiat currency. During the three and six months ended June 30, 2022, we recorded impairment loss of $170 million as well as realized gains of $64 million in connection with converting our holdings of digital assets into fiat currency. During the six months ended June 30, 2021, we realized gains of $128 million in connection with converting our holdings of digital assets into fiat currency. During the three and six months ended June 30, 2021, we recorded $23 million and $50 million, respectively, of impairment losses on such digital assets. The gains are presented net of impairment losses in Restructuring and other in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the carrying value of our digital assets held was $218 million and $1.26 billion, which reflects cumulative impairments of $169 million and $101 million, each period, respectively. The fair market value of such digital assets held as of June 30, 2022 was $222 million.

Note 4 – Intangible Assets

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	June 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$299	$(168)	$2	$133	$299	$(150)	$3	$152
Trade names	2	(2)	—	—	2	(1)	—	1
Favorable contracts and leases, net	113	(44)	—	69	113	(40)	—	73
Other	36	(22)	1	15	36	(21)	1	16
Total finite-lived intangible assets	450	(236)	3	217	450	(212)	4	242
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	15	—	—	15	15	—	—	15
Other	9	—	—	9	—	—	—	—
Total infinite-lived intangible assets	24	—	—	24	15	—	—	15
Total intangible assets	$474	$(236)	$3	$241	$465	$(212)	$4	$257

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

Six months ending December 31, 2022	$25
2023	43
2024	28
2025	28
2026	27
Thereafter	66
Total	$217

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

	June 30, 2022				December 31, 2021
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$8,032	$8,032	$—	$—	$9,548	$9,548	$—	$—
U.S. government securities	211	—	211	—	—	—	—	—
Corporate debt securities	580	—	580	—	131	—	131	—
Interest rate swap liabilities	—	—	—	—	31	—	31	—
Total	$8,823	$8,032	$791	$—	$9,710	$9,548	$162	$—

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

Our cash, cash equivalents and marketable securities classified by security type as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$10,092	$—	$—	$10,092	$10,092	$—
Money market funds	8,032	—	—	8,032	8,032	—
U.S. government securities	212	—	(1)	211	200	11
Corporate debt securities	594	1	(15)	580	—	580
Total cash, cash equivalents and short-term marketable securities	$18,930	$1	$(16)	$18,915	$18,324	$591

	December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$8,028	$—	$—	$8,028	$8,028	$—
Money market funds	9,548	—	—	9,548	9,548	—
Corporate debt securities	132	—	(1)	131	—	131
Total cash, cash equivalents and short-term marketable securities	$17,708	$—	$(1)	$17,707	$17,576	$131

We record gross realized gains, losses and credit losses as a component of Other income, net in the consolidated statements of operations. For the three and six months ended June 30, 2022, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of June 30, 2022 and December 31, 2021. We have determined that the gross unrealized losses on our marketable securities as of June 30, 2022 and December 31, 2021 were temporary in nature.

The following table summarizes the fair value of our marketable securities by stated contractual maturities as of June 30, 2022 (in millions):

Due in 1 year or less	$59
Due in 1 year through 5 years	428
Due in 5 years through 10 years	104
Total	$591

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

	June 30, 2022			December 31, 2021
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$—	$—	$—	$312	$—	$31

Our interest rate swaps activity was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross losses	$—	$9	$—	$9
Gross gains	$—	$—	$10	$20

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

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes (1)	$46	$498	$119	$2,016
Solar Asset and Loan-backed Notes	$450	$425	$827	$834

(1)
The 2022 Notes were fully settled in the first quarter of 2022.

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Raw materials	$4,949	$2,816
Work in process	1,370	1,089
Finished goods (1)	1,185	1,277
Service parts	604	575
Total	$8,108	$5,757

(1)
Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for sale, used vehicles, energy storage products and Solar Roof products available for sale.

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2022, we recorded write-downs of $23 million and $49 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and six months ended June 30, 2021, we recorded write-downs of $33 million and $56 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 7 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Machinery, equipment, vehicles and office furniture	$11,749	$9,953
Tooling	2,417	2,188
Leasehold improvements	2,018	1,826
Land and buildings	6,406	4,675
Computer equipment, hardware and software	1,746	1,414
Construction in progress	4,544	5,559
	28,880	25,615
Less: Accumulated depreciation	(7,787)	(6,731)
Total	$21,093	$18,884

Construction in progress is primarily comprised of construction of Gigafactory Berlin-Brandenburg and Gigafactory Texas, expansion of Gigafactory Shanghai and equipment and tooling related to the manufacturing of our products. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and six months ended June 30, 2022, we capitalized interest of an immaterial amount. During the three and six months ended June 30, 2021, we capitalized $23 million and $38 million, respectively, of interest.

Depreciation expense during the three and six months ended June 30, 2022 was $578 million and $1.13 billion, respectively. Depreciation expense during the three and six months ended June 30, 2021 was $461 million and $885 million, respectively. Gross property, plant and equipment under finance leases as of June 30, 2022 and December 31, 2021 was $2.77 billion and $2.75 billion, respectively, with accumulated depreciation of $1.44 billion and $1.21 billion, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of June 30, 2022 and December 31, 2021, we had cumulatively capitalized gross costs of $2.01 billion and $1.98 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 8 – Accrued Liabilities and Other

Our accrued liabilities and other current liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Accrued purchases (1)	$2,130	$2,045
Taxes payable (2)	1,045	1,122
Payroll and related costs	1,077	906
Accrued warranty reserve, current portion	778	703
Sales return reserve, current portion	257	265
Operating lease liabilities, current portion	413	368
Other current liabilities	337	310
Total	$6,037	$5,719

(1)
Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 9 – Other Long-Term Liabilities

Our other long-term liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Operating lease liabilities	$1,822	$1,671
Accrued warranty reserve	1,655	1,398
Sales return reserve	74	133
Deferred tax liability	22	24
Other non-current liabilities	353	320
Total other long-term liabilities	$3,926	$3,546

Note 10 – Debt

The following is a summary of our debt and finance leases as of June 30, 2022 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2024 Notes	$1	$45	$46	$—	2.00%	May 2024
Credit Agreement	—	—	—	2,265	Not applicable	July 2023
Solar Bonds	0	7	7	—	4.70-5.75%	March 2025-January 2031
Total recourse debt	1	52	53	2,265
Non-recourse debt:
Automotive Asset-backed Notes	1,021	1,216	2,244	—	0.36-5.48%	October 2022-September 2025
Solar Asset and Loan-backed Notes	12	438	459	—	4.12-7.74%	December 2026-February 2048
Cash Equity Debt	23	376	411	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	152	Not applicable	September 2023
Other Loans	—	13	13	21	5.10%	February 2033
Total non-recourse debt	1,056	2,043	3,127	173
Total debt	1,057	2,095	$3,180	$2,438
Finance leases	475	803
Total debt and finance leases	$1,532	$2,898

The following is a summary of our debt and finance leases as of December 31, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$29	$—	$29	$—	2.375%	March 2022
2024 Notes	1	89	91	—	2.00%	May 2024
Credit Agreement	—	1,250	1,250	920	3.25%	July 2023
Solar Bonds	0	7	7	—	4.00-5.75%	January 2022 - January 2031
Total recourse debt	30	1,346	1,377	920
Non-recourse debt:
Automotive Asset-backed Notes	1,007	1,706	2,723	—	0.12%-5.48%	September 2022-September 2025
Solar Asset and Loan-backed Notes	27	800	844	—	2.87%-7.74%	September 2024-September 2049
Cash Equity Debt	24	388	422	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	167	Not applicable	September 2023
Other Loans	—	14	14	21	5.10%	February 2033
Total non-recourse debt	1,058	2,908	4,003	188
Total debt	1,088	4,254	$5,380	$1,108
Finance leases	501	991
Total debt and finance leases	$1,589	$5,245
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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. As of June 30, 2022, we were in material compliance with all financial debt covenants.

2022 Notes and 2024 Notes

During the first two quarters of 2022, the closing price of our common stock continued to exceed 130% of the applicable conversion price of our 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter, causing the 2024 Notes to be convertible by their holders during the second and third quarters of 2022. Should the closing price conditions continue to be met in a future quarter for the 2024 Notes, the 2024 Notes will be convertible at their holders’ option during the immediately following quarter.

During the first two quarters of 2022, $29 million and $45 million in aggregate principal amount of the 2022 Notes and 2024 Notes, respectively, were converted and settled in cash for their par amount, and the issuance of 0.4 million and 0.7 million shares of our common stock for the applicable conversion premium, respectively. The note hedges we entered into in connection with the issuance of the 2022 Notes and 2024 Notes were automatically settled with the respective conversions of the 2022 Notes and 2024 Notes, resulting in the receipt of 0.4 million and 0.7 million shares of our common stock, respectively. In March 2022, the 2022 Notes were fully settled.

Solar Asset and Loan-backed Notes

During the first two quarters of 2022, we early repaid $380 million in aggregate principal of the Solar Asset and Loan-backed Notes and recorded an extinguishment of debt charge of $11 million related to the early repayments in Interest expense in the consolidated statement of operations.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs, which include the 1.25% Convertible Senior Notes due in 2021 (fully settled in March 2021), the 2022 Notes (fully settled in March 2022) and the 2024 Notes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest coupon	$0	$3	$1	$10
Amortization of debt issuance costs	0	1	1	3
Total	$0	$4	$2	$13

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

The achievement status of the operational milestones as of June 30, 2022 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved	$3.0	Achieved
$55.0	Achieved	$4.5	Achieved
$75.0	Probable	$6.0	Achieved
$100.0	-	$8.0	Achieved
$125.0	-	$10.0	Achieved
$150.0	-	$12.0	Achieved
$175.0	-	$14.0	Achieved

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

During the first quarter of 2022, three operational milestones were achieved and consequently, we recognized an aggregate catch-up expense of $11 million.

As of June 30, 2022, we had $9 million of total unrecognized stock-based compensation expense remaining, which will be recognized over a weighted-average period of 0.3 years. For the three and six months ended June 30, 2022, we recorded stock-based compensation expense of $8 million and $57 million, respectively, related to the 2018 CEO Performance Award, and $176 million and $475 million, respectively, for the same periods in 2021.

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

We begin recording stock-based compensation expense when the performance milestones become probable of achievement. Following achievement, vesting occurs over a two-year period with continued employment. During the first quarter of 2022, the performance milestones related to this grant became probable of achievement and consequently, we recognized an aggregate catch-up expense of $30 million. As of June 30, 2022, we had unrecognized stock-based compensation expense of $283 million, which will be recognized over a weighted-average period of 3 years. For the three and six months ended June 30, 2022, we recorded $34 million and $103 million, respectively, of stock-based compensation expense related to this grant, net of forfeitures.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$143	$108	$274	$211
Research and development	122	104	265	229
Selling, general and administrative	96	262	240	648
Total	$361	$474	$779	$1,088

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

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. The amendment also extended our overall agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029. On February 1, 2022, we reported to the State of New York that we had met and exceeded our annual requirements for jobs and investment in Buffalo and New York State. As of June 30, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo and do not currently expect any issues meeting our applicable obligations following this expected deferral or in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.

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

On April 27, 2022, the Court entered judgment in favor of Mr. Musk on all counts.  On May 26, 2022, the plaintiff filed a notice of appeal. The parties are in the process of submitting briefing before the Supreme Court of Delaware.

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

Litigation Relating to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the U.S. District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. Plaintiffs filed their consolidated complaint on January 16, 2019 and added as defendants the members of Tesla’s board of directors. The now-consolidated purported stockholder class action was stayed while the issue of selection of lead counsel was briefed and argued before the Ninth Circuit. The Ninth Circuit ruled regarding lead counsel. Defendants filed a motion to dismiss the complaint on November 22, 2019. The hearing on the motion was held on March 6, 2020. On April 15, 2020, the Court denied defendants’ motion to dismiss. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. On January 11, 2022, plaintiff filed a motion for partial summary judgment. On April 1, 2022, the Court granted in part plaintiffs’ motion for partial summary judgment. The Company disagrees with the ruling and accordingly, on April 22, 2022, asked the Court for reconsideration or, in the alternative, certification to file an interlocutory appeal. On June 16, 2022, in response to Tesla’s motions, the Court denied certification to appeal and declined to reconsider its opinion but clarified its summary judgment ruling to make clear that it had not ruled that any misstatements it identified met the required materiality element under the securities statute. The issue of materiality and reliance will both be questions for the jury to decide at trial, which is set for January 17, 2023.

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

On November 15, 2021, JPMorgan Chase Bank (“JP Morgan”) filed a lawsuit against Tesla in the Southern District of New York alleging breach of a stock warrant agreement that was entered into as part of a convertible notes offering in 2014. In 2018, JP Morgan informed Tesla that it had adjusted the strike price based upon Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. Tesla disputed JP Morgan’s adjustment as a violation of the parties’ agreement. In 2021, Tesla delivered shares to JP Morgan per the agreement, which they duly accepted. JP Morgan now alleges that it is owed approximately $162 million as the value of additional shares that it claims should have been delivered as a result of the adjustment to the strike price in 2018. On January 24, 2022, Tesla filed multiple counterclaims as part of its answer to the underlying lawsuit, asserting among other points that JP Morgan should have terminated the stock warrant agreement in 2018 rather than make an adjustment to the strike price that it should have known would lead to a commercially unreasonable result. Tesla believes that the adjustments made by JP Morgan were neither proper nor commercially reasonable, as required under the stock warrant agreements. JP Morgan filed a motion for judgment on the pleadings, which Tesla opposed, and that motion is currently pending before the Court.

Litigation and Investigations Relating to Alleged Discrimination and Harassment

On October 4, 2021, in a case captioned Diaz v. Tesla, a jury in the Northern District of California returned a verdict of $136.9 million against Tesla on claims by a former contingent worker that he was subjected to race discrimination while assigned to work at Tesla’s Fremont Factory from 2015-2016. On November 16, 2021, Tesla filed a post-trial motion for relief that included a request for a new trial or reduction of the jury’s damages. The Court held a hearing on Tesla’s motion on January 19, 2022. On April 13, 2022, the Court granted Tesla’s motion in part, reducing the total damages to $15 million and conditionally denied the motion for a new trial subject to the plaintiff’s acceptance of the reduced award. On June 21, 2022, the plaintiff rejected the reduced award and, as a result, on June 27, 2022, the Court ordered a new trial to commence on March 27, 2023. Tesla continues to believe that the facts and law do not justify the damages awarded and is assessing its next steps.

On February 9, 2022, shortly after the Diaz jury verdict, the California Department of Fair Employment and Housing (“DFEH”) filed a civil complaint against Tesla (and filed an amended complaint on March 11, 2022) in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. DFEH’s amended complaint seeks monetary damages and injunctive relief. On April 18, 2022, Tesla filed a: (1) motion to stay the case, (2) motion to strike and (3) demurrer seeking dismissal of the lawsuit or, in the alternative, certain claims. On June 8, 2022, the Court denied Tesla’s motion to stay the case. A hearing on the motion to strike and the demurrer seeking dismissal of the lawsuit is scheduled for August 24, 2022.

Additionally, on June 1, 2022 the EEOC issued a cause finding against Tesla that closely parallels the DFEH’s allegations. Tesla will begin the mandatory pre-filing conciliation process with the EEOC.

On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. We anticipate that the directors will move to dismiss both actions because neither shareholder made a demand upon the Tesla’s board of directors prior to filing suit.

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

For example, the SEC had issued subpoenas to Tesla in connection with Elon Musk’s prior statement that he was considering taking Tesla private. The take-private investigation was resolved and closed with a settlement entered into with the SEC in September 2018 and as further clarified in April 2019 in an amendment. On November 16, 2021, and June 13, 2022, the SEC issued subpoenas to us seeking information on our governance processes around compliance with the SEC settlement, as amended.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$65	$79
Accounts receivable, net	45	22
Prepaid expenses and other current assets	301	152
Total current assets	411	253
Solar energy systems, net	3,924	4,108
Other non-current assets	388	265
Total assets	$4,723	$4,626
Liabilities
Current liabilities
Accrued liabilities and other	$66	$74
Deferred revenue	10	10
Current portion of debt and finance leases	1,045	1,031
Total current liabilities	1,121	1,115
Deferred revenue, net of current portion	143	153
Debt and finance leases, net of current portion	1,592	2,093
Other long-term liabilities	11	11
Total liabilities	$2,867	$3,372

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Automotive segment
Revenues	$16,068	$11,157	$34,208	$21,052
Gross profit	$4,137	$2,864	$9,669	$5,180
Energy generation and storage segment
Revenues	$866	$801	$1,482	$1,295
Gross profit	$97	$20	$25	$(81)

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$9,614	$5,205	$18,348	$9,629
China	3,787	2,859	8,437	5,902
Other	3,533	3,894	8,905	6,816
Total	$16,934	$11,958	$35,690	$22,347

The following table presents long-lived assets by geographic area (in millions):

	June 30,	December 31,
	2022	2021
United States	$20,278	$19,026
Germany	3,186	2,606
China	2,561	2,415
Other International	692	602
Total	$26,717	$24,649

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

In 2022, we have produced 563,987 vehicles and delivered 564,743 vehicles through the second quarter, despite ongoing supply chain challenges and factory shutdowns. We are currently focused on increasing vehicle production and capacity, improving and developing battery technologies, improving our FSD capabilities, increasing the affordability and efficiency of our vehicles and expanding our global infrastructure.

In 2022, we have deployed 1.98 GWh of energy storage products and 154 megawatts of solar energy systems through the second quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit and new build solar energy systems.

During the three and six months ended June 30, 2022, we recognized total revenues of $16.93 billion and $35.69 billion, respectively, representing increases of $4.98 billion and $13.34 billion, respectively, over the same periods ended June 30, 2021. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

During the three and six months ended June 30, 2022, our net income attributable to common stockholders was $2.26 billion and $5.58 billion, respectively, representing favorable changes of $1.12 billion and $4.00 billion, respectively, over the same periods ended June 30, 2021. We continue to focus on improving our profitability through production and operational efficiencies.

We ended the second quarter of 2022 with $18.92 billion in cash and cash equivalents and marketable securities, representing an increase of $1.21 billion from the end of 2021. Our cash flows provided by operating activities during the six month period ended June 30, 2022 was $6.35 billion, representing an increase of $2.58 billion compared to $3.77 billion during the same period ended June 30, 2021. Capital expenditures amounted to $3.50 billion during the six month period ended June 30, 2022, compared to $2.85 billion during the same period ended June 30, 2021. Sustained growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects in upcoming periods.

Management Opportunities, Challenges and Risks and 2022 Outlook

Impact of COVID-19 Pandemic

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays, labor shortages and a shortfall of semiconductor supply. We have been affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our product deliveries and deployments.

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

Ultimately, we cannot predict the duration of the COVID-19 pandemic or global economic trends. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and attempt to optimally project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	In development
TBD	Tesla Semi	In development
TBD	Tesla Roadster	In development
TBD	Robotaxi & Others	In development

We are focused on growing our manufacturing capacity, which includes ramping all of our production vehicles to their installed production capacities as well as increasing capacity at our current factories. Our current production continues to be affected by the industry-wide semiconductor and other component shortages, requiring additional workaround manufacturing and production design solutions to be implemented which may be difficult to sustain. The next phase of production growth will depend on the ramp at Gigafactory Berlin-Brandenburg and Gigafactory Texas and the upgrade and expansion of Gigafactory Shanghai, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Consistent with our approach of innovating manufacturing techniques at our new factories, we expect as well to pioneer new methods related to the mass production of these cells and our unique structural battery pack concept. Beginning this quarter, at Gigafactory Texas, we began delivering to customers Model Ys with Tesla-made 4680 cells with a structural battery pack. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

However, these plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by the new product and manufacturing technologies we are introducing, the number of concurrent international projects, any industry-wide component constraints which may increase the number of manufacturing and production design workaround solutions required, labor shortages and any future impact from events outside of our control such as the COVID-19 pandemic. For example, spikes in COVID-19 cases in Shanghai resulted in limited production and temporary shutdowns to Gigafactory Shanghai as well as parts of our supply chain in the first and second quarters of 2022. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.

Automotive—Demand and Sales

Our cost reduction efforts and additional localized procurement and manufacturing are key to our vehicles’ affordability, and for example, have allowed us to competitively price our vehicles in China. In addition to our ongoing production ramp in 2022, we will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through products based on artificial intelligence such as Autopilot and FSD, and other software features. Moreover, we expect to continue to benefit from a spike in demand in the automotive industry generally, as well as ongoing electrification of the automotive sector and increasing environmental awareness.

However, we operate in a cyclical industry that is sensitive to political and regulatory uncertainty, including with respect to trade and the environment, all of which may also be compounded by any future global impact from the COVID-19 pandemic, inflationary pressures and potential increases in interest rates. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to continue to execute well to maintain our momentum.

Automotive—Deliveries and Customer Infrastructure

As our deliveries increase, we must work constantly to prevent our vehicle delivery capability from becoming a bottleneck on our total deliveries. Increasing the exports of vehicles manufactured at Gigafactory Shanghai has been effective in mitigating the strain on our deliveries in markets outside of the United States, and we expect to benefit further from situating additional factories closer to local markets, including the recent production launch at Gigafactory Berlin-Brandenburg and Gigafactory Austin. As we expand our manufacturing operations globally, we will have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, we remain focused on increasing the capability and efficiency of our servicing operations.

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, including the construction and ramp of our Megafactory in Lathrop, California, but such production is also sensitive to global component constraints. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. For Powerwall, better availability and growing grid stability concerns drive higher customer interest, and we are emphasizing cross-selling with our residential solar energy products. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to improve our installation capabilities and price efficiencies for Solar Roof by on-boarding and training new installers, as well as collaborating with real estate developers and builders on new homes to reduce installation time and costs. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and hire additional personnel, particularly skilled electricians, to support the ramp of Solar Roof.

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products, including new iterations of our Megapack, ramping manufacturing facilities on three continents and piloting the development and manufacture of new battery cell technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to be between $6.00 to $8.00 billion in 2022 and each of the next two fiscal years.

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

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale. For any digital assets held now or in the future, these charges may negatively impact our profitability in the periods in which such impairments occur even if the overall market values of these assets increase. For example, in the six month period ended June 30, 2022, we recorded $170 million of impairment losses resulting from changes to the carrying value of our bitcoin and gains of $64 million on certain conversions of bitcoin into fiat currency by us.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Automotive sales	$13,670	$9,520	$4,150	44%	$29,184	$17,707	$11,477	65%
Automotive regulatory credits	344	354	(10)	-3%	1,023	872	151	17%
Automotive leasing	588	332	256	77%	1,256	629	627	100%
Total automotive revenues	14,602	10,206	4,396	43%	31,463	19,208	12,255	64%
Services and other	1,466	951	515	54%	2,745	1,844	901	49%
Total automotive & services and other segment revenue	16,068	11,157	4,911	44%	34,208	21,052	13,156	62%
Energy generation and storage segment revenue	866	801	65	8%	1,482	1,295	187	14%
Total revenues	$16,934	$11,958	$4,976	42%	$35,690	$22,347	$13,343	60%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to cash and financing deliveries of new Model S, Model X, Model 3, and Model Y vehicles, including access to our Supercharger network, internet connectivity, FSD features and over-the-air software updates. These deliveries are vehicles that are not subject to lease accounting.

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

Automotive sales revenue increased $4.15 billion, or 44%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase of 44,364 Model 3 and Model Y cash deliveries, and an increase of 12,658 Model S and Model X cash deliveries year over year. This was achieved from production ramping of Model Y at Gigafactory Shanghai and the Fremont Factory as well as the start of production at Gigafactory Berlin-Brandenburg and Gigafactory Texas in 2022, at a higher combined average selling price from a higher proportion of Model Y sales. There was also an increase in production and an increase in the average selling price of Model S and Model X with a higher proportion of Model X sales, compared to the prior period as deliveries of the new versions of Model S and Model X only began ramping in the second and fourth quarters of 2021, respectively.

Automotive sales revenue increased $11.48 billion, or 65%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase of 156,279 Model 3 and Model Y cash deliveries, and an increase of 22,963 Model S and Model X cash deliveries year over year. This was achieved from production ramping of Model Y at Gigafactory Shanghai and the Fremont Factory as well as the start of production at Gigafactory Berlin-Brandenburg and Gigafactory Texas in 2022, at a higher combined average selling price from a higher proportion of Model Y sales offset by regional sales mix. There was also an increase in production and an increase in the average selling price of Model S and Model X with a higher proportion of Model X sales, compared to the prior period as deliveries of the new versions of Model S and Model X only began ramping in the second and fourth quarters of 2021, respectively.

Automotive regulatory credits revenue decreased $10 million, or 3%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to changes in pricing in certain regions.

Automotive regulatory credits revenue increased $151 million, or 17%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to changes in regulation which entitled us to additional consideration of $288 million in revenue in the first quarter of 2022 for credits sold previously, in the absence of which we had a decrease in automotive regulatory credits revenue driven by lower sales of regulatory credits.

Automotive leasing revenue increased $256 million, or 77%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Automotive leasing revenue increased $627 million, or 100%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The changes for both periods are primarily due to an increase in direct sales-type leasing revenue and an increase in activities under our direct operating lease program.

Services and other revenue increased $515 million, or 54%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Services and other revenue increased $901 million, or 49%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The changes for both periods are primarily due to increase in used vehicle revenue driven by increases in volume and average selling prices of used Tesla vehicles, non-warranty maintenance services revenue as our fleet continues to grow, paid supercharging revenue, insurance services revenue and retail merchandise revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, financing of solar energy generation products, services related to such products and sales of solar energy systems incentives.

Energy generation and storage revenue increased $65 million, or 8%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in solar cash and loan deployments and Powerwall. This was partially offset by lower deployments of Megapack.

Energy generation and storage revenue increased $187 million, or 14%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in deployments of Powerwall. This was partially offset by lower deployments of Megapack.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Cost of revenues
Automotive sales	$10,153	$7,119	$3,034	43%	$21,067	$13,576	$7,491	55%
Automotive leasing	368	188	180	96%	776	348	428	123%
Total automotive cost of revenues	10,521	7,307	3,214	44%	21,843	13,924	7,919	57%
Services and other	1,410	986	424	43%	2,696	1,948	748	38%
Total automotive & services and other segment cost of revenues	11,931	8,293	3,638	44%	24,539	15,872	8,667	55%
Energy generation and storage segment	769	781	(12)	-2%	1,457	1,376	81	6%
Total cost of revenues	$12,700	$9,074	$3,626	40%	$25,996	$17,248	$8,748	51%

Gross profit total automotive	$4,081	$2,899			$9,620	$5,284
Gross margin total automotive	27.9%	28.4%			30.6%	27.5%

Gross profit total automotive & services and other segment	$4,137	$2,864			$9,669	$5,180
Gross margin total automotive & services and other segment	25.7%	25.7%			28.3%	24.6%

Gross profit energy generation and storage segment	$97	$20			$25	$(81)
Gross margin energy generation and storage segment	11.2%	2.5%			1.7%	-6.3%

Total gross profit	$4,234	$2,884			$9,694	$5,099
Total gross margin	25.0%	24.1%			27.2%	22.8%

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

Cost of automotive sales revenue increased $3.03 billion, or 43%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, in line with the growth in revenue year over year, as discussed above. There were also idle capacity charges of $168 million due to the temporary suspension of production at Gigafactory Shanghai as well as the ramping up of production in Gigafactory Texas during the three months ended June 30, 2022. Further there was an increase in combined average Model 3 and Model Y costs per unit due to overall rising raw material, commodity, logistics and expedite costs and the ramping up of production at Gigafactory Berlin-Brandenburg and Gigafactory Texas during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. These increases were partially offset by a decrease in combined average Model S and Model X costs per unit driven by lower average cost for the new versions of Model S and Model X from ramping up production.

Cost of automotive sales revenue increased $7.49 billion, or 55%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, in line with the growth in revenue year over year, as discussed above. There were also idle capacity charges of $198 million due to the temporary suspension of production at Gigafactory Shanghai as well as the ramping up of production in Gigafactory Texas during the six months ended June 30, 2022. These increases were partially offset by a decrease in combined average Model S and Model X costs per unit driven by lower average cost for the new versions of Model S and Model X from ramping up production.

Cost of automotive leasing revenue increased $180 million, or 96%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Cost of automotive leasing revenue increased $428 million, or 123%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in cumulative vehicles under our direct operating lease program and an increase in direct sales-type leasing cost of revenues from more activities in the current year.

Cost of services and other revenue increased $424 million, or 43%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Cost of services and other revenue increased $748 million, or 38%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The change in both periods is primarily due to an increase in costs to support our increase in non-warranty maintenance services revenue, an increase in used vehicle cost of revenue driven by increases in volume and costs of used Tesla vehicles, an increase in costs of paid supercharging, insurance services and retail merchandise.

Gross margin for total automotive decreased from 28.4% to 27.9% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was driven by the change in automotive sales revenue and cost of automotive sales revenue, as discussed earlier.

Gross margin for total automotive increased from 27.5% to 30.6% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was driven by the growth in automotive sales revenue and cost of automotive sales revenue as well as increase from regulatory credits revenue, as discussed earlier.

Gross margin for total automotive & services and other segment stayed flat at 25.7% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Gross margin for total automotive & services and other segment increased from 24.6% to 28.3% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the automotive gross margin impacts discussed above and an improvement in our services and other gross margin. Additionally, services and other was a higher percentage of the segment gross margin during the three months and six months ended June 30, 2022 as compared to the prior year.

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

Cost of energy generation and storage revenue decreased $12 million, or 2%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to lower deployments of Megapack. This was partially offset by higher solar cash and loan deployments and higher Powerwall deployments.

Cost of energy generation and storage revenue increased $81 million, or 6%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increases in deployments of Powerwall and higher average cost of solar and cash and loan deployments due to increased component costs, partially offset by lower deployments of Megapack.

Gross margin for energy generation and storage increased from 2.5% to 11.2% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Gross margin for energy generation and storage increased from -6.3% to 1.7% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to higher deployments of Powerwall which operated at a higher gross margin. This was partially offset by higher average cost of solar and cash and loan deployments due to increased component costs, as well as lower deployments of Megapack.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Research and development	$667	$576	$91	16%	$1,532	$1,242	$290	23%
As a percentage of revenues	4%	5%			4%	6%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $91 million, or 16%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to a $47 million increase in employee and labor related expenses, an $18 million increase in stock-based compensation expense, a $14 million increase in facilities, outside services, freight and depreciation expense, and a $12 million increase in R&D expensed materials. These increases were to support our expanding product roadmap and technologies including our proprietary battery cells.

R&D expenses increased $290 million, or 23%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to a $122 million increase in employee and labor related expenses, a $107 million increase in facilities, freight and depreciation expense, a $36 million increase in stock-based compensation expense, and a $25 million increase in R&D expensed materials. These increases were to support our expanding product roadmap and technologies including our proprietary battery cells and there were additional R&D expenses in the first quarter of 2022 as we were in the pre-production phase at Gigafactory Texas and started production at Gigafactory Berlin-Brandenburg only closer to the end of the first quarter of 2022.

R&D expenses as a percentage of revenue decreased from 5% to 4% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. R&D expenses as a percentage of revenue decreased from 6% to 4% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Our R&D expenses have decreased as a proportion of total revenues despite expanding product roadmap and technologies.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative	$961	$973	$(12)	-1%	$1,953	$2,029	$(76)	-4%
As a percentage of revenues	6%	8%			5%	9%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses decreased $12 million, or 1%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This is primarily due to a decrease of $166 million in stock-based compensation expense, most of which is attributable to the lower stock-based compensation expense of $167 million on the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This was offset by an increase of $109 million in employee and labor related expenses from increased headcount and an increase of $45 million in office, information technology, facilities-related expenses, sales and marketing activities and other costs.

SG&A expenses decreased $76 million, or 4%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This is primarily due to a decrease of $408 million in stock-based compensation expense, most of which is attributable to the lower stock-based compensation expense of $418 million on the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This was offset by an increase of $219 million in employee and labor related expenses from increased headcount and an increase of $113 million in office, information technology, facilities-related expenses, sales and marketing activities and other costs.

SG&A expenses as a percentage of revenue decreased from 8% to 6% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. SG&A expenses as a percentage of revenue decreased from 9% to 5% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Our SG&A expenses have decreased as a proportion of total revenues due to operational efficiencies.

Restructuring and Other Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Restructuring and other	$142	$23	$119	517%	$142	$(78)	$220	-282%

During the three and six months ended June 30, 2022, we recorded impairment loss of $170 million as well as realized gains of $64 million in connection with converting our holdings of digital assets into fiat currency. During the six months ended June 30, 2021, we realized gains of $128 million in connection with converting our holdings of digital assets into fiat currency. During the three and six months ended June 30, 2021, we recorded $23 million and $50 million, respectively, of impairment losses on bitcoin. See Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. We also recorded other expenses of $36 million during the three months ended June 30, 2022, related to the recent employee terminations.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Interest expense	$(44)	$(75)	$31	-41%	$(105)	$(174)	$69	-40%

Interest expense decreased $31 million, or 41%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest expense decreased $69 million, or 40%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. These decreases were primarily due to the continued reduction in our overall debt balance offset by lower capitalized interest. See Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Other income, net	$28	$45	$(17)	-38%	$84	$73	$11	15%

Other income, net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income, net, changed unfavorably by $17 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Other income, net, changed favorably by $11 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The change for both periods was primarily due to fluctuations in foreign currency exchange rates. Additionally we did not have any outstanding interest rate swaps in the three months ended June 30, 2022 which resulted in no impacts from mark to market movements as compared to the prior period.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Provision for income taxes	$205	$115	$90	78%	$551	$184	$367	199%
Effective tax rate	8%	9%			9%	10%

Our provision for income taxes increased by $90 million, or 78%, in the three months ended June 30, 2022 and increased by $367 million, or 199%, in the six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, primarily due to the increase in our pre-tax income year over year.

Our effective tax rate decreased from 9% to 8% in the three months ended June 30, 2022 and from 10% to 9% in the six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, primarily due to changes in mix of jurisdictional earnings.

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$10	$36	$(26)	-72%	$(28)	$62	$(90)	-145%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased $26 million, or 72%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $90 million, or 145%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. These changes were due to a decrease in allocations to financing fund investors.

Liquidity and Capital Resources

We expect to continue to generate net positive operating cash flow as we have done in the last four fiscal years. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities such as the Fremont Factory, Gigafactory Nevada, Gigafactory Shanghai and Gigafactory New York, the ramp of Gigafactory Berlin-Brandenburg and Gigafactory Texas and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger network and energy product installation capabilities.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 30, 2022, as well as in the long-term.

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

As discussed in and subject to the considerations referenced in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Risks and 2022 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to be between $6.00 to $8.00 billion in 2022 and each of the next two fiscal years. In connection with our operations at Gigafactory New York, we have an agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021, and which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021). We also have an operating lease arrangement with the local government of Shanghai pursuant to which we are required to spend RMB 14.08 billion in capital expenditures at Gigafactory Shanghai by the end of 2023. For details regarding these obligations, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of June 30, 2022, we and our subsidiaries had outstanding $3.18 billion in aggregate principal amount of indebtedness, of which $1.06 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.

As of June 30, 2022, we had $18.32 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $5.07 billion and consisted primarily of Chinese yuan, euros and Canadian dollars. In addition, we had $2.44 billion of unused committed amounts under our credit facilities as of June 30, 2022. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets). For details regarding our indebtedness, refer to Note 10, Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We continue adapting our investment strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other marketable securities, digital assets and providing product related financing. In the first quarter of 2021, we invested an aggregate $1.50 billion in digital assets. As with any investment and consistent with how we manage fiat-based cash and cash equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. The fair market value of our remaining holdings of digital assets as of June 30, 2022 was $222 million. Additionally, we held short-term marketable securities of $591 million as of June 30, 2022.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Net cash provided by operating activities	$6,346	$3,765
Net cash used in investing activities	$(3,051)	$(4,097)
Net cash used in financing activities	$(2,320)	$(2,565)

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

Net cash provided by operating activities increased by $2.58 billion to $6.35 billion during the six months ended June 30, 2022 from $3.77 billion during the six months ended June 30, 2021. This increase was primarily due to the increase in net income excluding non-cash expenses, gains and losses of $4.19 billion, offset by the overall increase in net operating assets and liabilities of $1.61 billion. The increase in our net operating assets and liabilities was mainly driven by a larger increase of inventory in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 to support the ramp up in production at our factories and a larger increase in other non-current assets. The increase in our net operating assets and other liabilities was partially offset by a larger increase of other long-term liabilities and, an increase of deferred revenue from higher vehicle deliveries.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $3.50 billion for the six months ended June 30, 2022 and $2.85 billion for the six months ended June 30, 2021, mainly for the expansions of Gigafactory Texas, the Fremont Factory, Gigafactory Berlin-Brandenburg, and Gigafactory Shanghai. We also paid $476 million for purchases of marketable securities in the six months ended June 30, 2022. Additionally, net cash inflows related to digital assets were $936 million in the six months ended June 30, 2022 from sales of digital assets.

Cash Flows from Financing Activities

Cash outflows from financing activities were $2.32 billion during six months ended June 30, 2022 compared to $2.57 billion net cash used in financing activities during the six months ended June 30, 2021. The change was primarily due to $327 million decrease in cash outflows from repayments of convertible and other debt, net of proceeds from issuances of convertible and other debt. See Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

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

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $86 million at June 30, 2022 and $277 million at December 31, 2021, assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense by an immaterial amount for the six months ended June 30, 2022 and 2021, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During 2020, we temporarily suspended operations at each of our manufacturing facilities worldwide, and certain of our suppliers also shut down operations temporarily or permanently, including during the recently re-imposed lockdowns in certain parts of the world. We instituted temporary employee furloughs and compensation reductions while our U.S. operations were scaled back. Temporary impediments to administrative activities supporting our operations also hampered our product deliveries and deployments. In the first and second quarters of 2022, spikes in COVID-19 cases in Shanghai resulted in the temporary shutdown of Gigafactory Shanghai, as well as parts of our supply chain.

Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of semiconductors, which has caused challenges in our supply chain and production. In addition, labor shortages resulting from the pandemic, including worker absenteeism, may lead to increased difficulty in hiring and retaining manufacturing and service workers, as well as increased labor costs and supplier delays. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. The contingencies inherent in the ramp at new facilities such as Gigafactory Berlin-Brandenburg and Gigafactory Texas may be exacerbated by these challenges.

We cannot predict the duration or direction of current global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and attempt to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition and operating results may be harmed.

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

We have experienced, and may also experience similar future delays in launching and/or ramping production of our energy storage products and Solar Roof; new product versions or variants such as the updated Model S and Model X; new vehicles such as

Tesla Semi, Cybertruck and the new Tesla Roadster; and future features and services based on artificial intelligence, such as new Autopilot or FSD functionalities, the autonomous Tesla ride-hailing network and robotics. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to build and bring online future manufacturing facilities and products.

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

Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters such as the March 2011 earthquakes in Japan, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. In addition, a spike in COVID-19 cases in Shanghai in early 2022 led to temporary manufacturing shutdowns of certain of our suppliers. We have used alternative parts and programmed software to mitigate certain challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production, such as for Model 3 and Model Y, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited vehicle manufacturing experience outside of the Fremont Factory and Gigafactory Shanghai and we may experience issues increasing the level of localized procurement at Gigafactory Berlin-Brandenburg and Gigafactory Texas. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in light of the increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

Our ability to increase production of our vehicles on a sustained basis, make them affordable globally by accessing local supply chains and workforces and streamline delivery logistics is dependent on the construction and ramp of our current and future factories. The construction of and commencement and ramp of production at these factories are subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale. Moreover, we will have to establish and ramp production of our proprietary battery cells and packs at our new factories, and we additionally intend to incorporate sequential design and manufacturing changes into vehicles manufactured at each new factory. We have limited experience to date with developing and implementing manufacturing innovations outside of the Fremont Factory and Gigafactory Shanghai. In particular, the majority of our design and engineering resources are currently located in California. In order to meet our expectations for our new factories, we must expand and manage localized design and engineering talent and resources. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for our new factories, expanding and managing teams to implement iterative design and production changes there, maintaining and complying with the terms of any debt financing that we obtain to fund them or generating and maintaining demand for the vehicles we manufacture there, our business, prospects, operating results and financial condition may be harmed.

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

Because we do not have independent dealer networks, we are responsible for delivering all of our vehicles to our customers. We have faced in the past, and may face difficulties with deliveries at increasing volumes, particularly in international markets requiring significant transit times. For example, we saw challenges in ramping our logistics channels in China and Europe to initially deliver Model 3 there in the first quarter of 2019. We have deployed a number of delivery models, such as deliveries to customers’ homes and workplaces and touchless deliveries, but there is no guarantee that such models will be scalable or be accepted globally. Likewise, as we ramp our energy products, we are working to substantially increase our production and installation capabilities. If we experience production delays or inaccurately forecast demand, our business, financial condition and operating results may be harmed.

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

In addition, the cost and mass production of battery cells, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. For example, as a result of increased global production of electric vehicles and energy storage products, suppliers of these raw materials may be unable to meet our volume needs. Additionally, our suppliers may not be willing or able to reliably meet our timelines or our cost and quality needs, which may require us to replace them with other sources. Any reduced availability of these materials may impact our access to cells and our growth, and any increases in their prices may reduce our profitability if we cannot recoup such costs through increased prices. Moreover, our inability to meet demand and any product price increases may harm our brand, growth, prospects and operating results.

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

We also face competition in our energy generation and storage business from other manufacturers, developers, installers and service providers of competing energy technologies, as well as from large utilities. Decreases in the retail or wholesale prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers and lead to an increased rate of customer defaults.

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

Our products are also highly dependent on software, which is inherently complex and may contain latent defects or errors or be subject to external attacks. Issues experienced by our customers have included those related to the Model S and Model X 17-inch display screen, the panoramic roof and the 12-volt battery in the Model S, the seats and doors in the Model X and the operation of solar panels installed by us. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy our customers. While we have performed, and continue to perform, extensive internal testing on our products and features, we currently have a limited frame of reference by which to evaluate their long-term quality, reliability, durability and performance characteristics. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for customers.

We may be required to defend or insure against product liability claims.

The automobile industry generally experiences significant product liability claims, and as such we face the risk of such claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our vehicles have been involved and we expect in the future will be involved in accidents resulting in death or personal injury, and such accidents where Autopilot, Enhanced Autopilot or FSD Capability features are engaged are the subject of significant public attention. We have experienced, and we expect to continue to face, claims and regulatory scrutiny arising from or related to misuse or claimed failures of such new technologies that we are pioneering. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. Likewise, as our solar energy systems and energy storage products generate and store electricity, they have the potential to fail or cause injury to people or property. Any product liability claim may subject us to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require us to defend it, all of which may generate negative publicity and be expensive and time-consuming. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds and not by insurance.

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

We are party to an operating lease and a research and development agreement through the SUNY Foundation. These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. As of June 30, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or other components. Any of the foregoing events may harm our business, financial condition and operating results.

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

As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from various hardware and software-related safety defect or non-compliance determinations. In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that shows the actual safety risk to be non-existent. In the future, we may voluntarily or involuntarily initiate recalls if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. Federal Motor Vehicle Safety Standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.

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

As of June 30, 2022, we and our subsidiaries had outstanding $3.18 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. While our mission is to accelerate the world’s transition to sustainable energy, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed.

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

In particular, we offer in our vehicles in certain markets Enhanced Autopilot and FSD Capability features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our Autopilot and FSD Capability technology with the goal of achieving fully self-driving capability in the future. There are a variety of international, federal and state regulations that may apply to the sale, registration and operation of fully self-driving vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not be operated by a human driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict certain features and their availability, which could adversely affect our business.

Finally, as a manufacturer, installer and service provider with respect to solar generation and energy storage systems, a supplier of electricity generated and stored by certain of the solar energy and energy storage systems we install for customers, and a provider of grid services through virtual power plant models, we are impacted by federal, state and local regulations and policies concerning the import or export of components, electricity pricing, the interconnection of electricity generation and storage equipment with the electrical grid and the sale of electricity generated by third party-owned systems. If regulations and policies are introduced that adversely impact the import or export of components, or the interconnection, maintenance or use of our solar and energy storage systems, they could deter potential customers from purchasing our solar and energy storage products and services, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and services in the relevant jurisdictions, which may harm our business, financial condition and operating results.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $1,243.49 per share and a low of $620.57 per share. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the offering of the 2.375% Convertible Senior Notes due 2022, in March 2017 we sold warrants to each of Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. (later partially assigned to National Bank of Canada), Morgan Stanley & Co. LLC, Barclays Capital Inc. or their respective affiliates (the “2017 Warrantholders”). Between June 17, 2022 and June 30, 2022, we issued an aggregate of 2,727,769 shares of our common stock to the 2017 Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

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

Tesla, Inc.

Date: July 25, 2022	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)