Form 10-Q
period 2022-09-30
Tesla, Inc.
filed 2022-10-24
CIK 1318605

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 18, 2022, there were 3,157,752,449 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$19,532	$17,576
Short-term marketable securities	1,575	131
Accounts receivable, net	2,192	1,913
Inventory	10,327	5,757
Prepaid expenses and other current assets	2,364	1,723
Total current assets	35,990	27,100
Operating lease vehicles, net	4,824	4,511
Solar energy systems, net	5,562	5,765
Property, plant and equipment, net	21,926	18,884
Operating lease right-of-use assets	2,251	2,016
Digital assets, net	218	1,260
Intangible assets, net	228	257
Goodwill	191	200
Other non-current assets	3,236	2,138
Total assets	$74,426	$62,131
Liabilities
Current liabilities
Accounts payable	$13,897	$10,025
Accrued liabilities and other	6,246	5,719
Deferred revenue	1,928	1,447
Customer deposits	1,083	925
Current portion of debt and finance leases	1,457	1,589
Total current liabilities	24,611	19,705
Debt and finance leases, net of current portion	2,096	5,245
Deferred revenue, net of current portion	2,265	2,052
Other long-term liabilities	4,330	3,546
Total liabilities	33,302	30,548
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	421	568
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,158 and 3,100 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	3	3
Additional paid-in capital	31,592	29,803
Accumulated other comprehensive (loss) income	(942)	54
Retained earnings (1)	9,198	329
Total stockholders’ equity	39,851	30,189
Noncontrolling interests in subsidiaries	852	826
Total liabilities and equity	$74,426	$62,131

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022. See Note 1, Overview for details.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Automotive sales	$17,785	$11,393	$46,969	$29,100
Automotive regulatory credits	286	279	1,309	1,151
Automotive leasing	621	385	1,877	1,014
Total automotive revenues	18,692	12,057	50,155	31,265
Energy generation and storage	1,117	806	2,599	2,101
Services and other	1,645	894	4,390	2,738
Total revenues	21,454	13,757	57,144	36,104
Cost of revenues
Automotive sales	13,099	8,150	34,166	21,726
Automotive leasing	381	234	1,157	582
Total automotive cost of revenues	13,480	8,384	35,323	22,308
Energy generation and storage	1,013	803	2,470	2,179
Services and other	1,579	910	4,275	2,858
Total cost of revenues	16,072	10,097	42,068	27,345
Gross profit	5,382	3,660	15,076	8,759
Operating expenses
Research and development	733	611	2,265	1,853
Selling, general and administrative	961	994	2,914	3,023
Restructuring and other	—	51	142	(27)
Total operating expenses	1,694	1,656	5,321	4,849
Income from operations	3,688	2,004	9,755	3,910
Interest income	86	10	140	31
Interest expense	(53)	(126)	(158)	(300)
Other (expense) income, net	(85)	(6)	(1)	67
Income before income taxes	3,636	1,882	9,736	3,708
Provision for income taxes	305	223	856	407
Net income	3,331	1,659	8,880	3,301
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	39	41	11	103
Net income attributable to common stockholders	$3,292	$1,618	$8,869	$3,198

Net income per share of common stock attributable to common stockholders (1)
Basic	$1.05	$0.54	$2.84	$1.09
Diluted	$0.95	$0.48	$2.55	$0.95
Weighted average shares used in computing net income per share of common stock (1)
Basic	3,146	2,993	3,120	2,931
Diluted	3,468	3,369	3,474	3,391

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022. See Note 1, Overview for details.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,331	$1,659	$8,880	$3,301
Other comprehensive loss:
Foreign currency translation adjustment	(460)	(86)	(977)	(243)
Unrealized net loss on marketable securities	(5)	—	(19)	—
Comprehensive income	2,866	1,573	7,884	3,058
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	39	41	11	103
Comprehensive income attributable to common stockholders	$2,827	$1,532	$7,873	$2,955

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Three Months Ended September 30, 2022	Interests	Shares (1)	Amount (1)	Capital	Loss	Earnings (1)	Equity	Subsidiaries	Equity
Balance as of June 30, 2022	$421	3,122	$3	$30,944	$(477)	$5,906	$36,376	$861	$37,237
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Settlements of warrants	—	29	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	7	0	229	—	—	229	—	229
Stock-based compensation	—	—	—	419	—	—	419	—	419
Distributions to noncontrolling interests	(11)	—	—	—	—	—	—	(36)	(36)
Net income	11	—	—	—	—	3,292	3,292	27	3,319
Other comprehensive loss	—	—	—	—	(465)	—	(465)	—	(465)
Balance as of September 30, 2022	$421	3,158	$3	$31,592	$(942)	$9,198	$39,851	$852	$40,703

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Nine Months Ended September 30, 2022	Interests	Shares (1)	Amount (1)	Capital	Income (Loss)	Earnings (1)	Equity	Subsidiaries	Equity
Balance as of December 31, 2021	$568	3,100	$3	$29,803	$54	$329	$30,189	$826	$31,015
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Settlements of warrants	—	37	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	21	0	474	—	—	474	—	474
Stock-based compensation	—	—	—	1,323	—	—	1,323	—	1,323
Distributions to noncontrolling interests	(36)	—	—	—	—	—	—	(84)	(84)
Buy-outs of noncontrolling interests	(11)	—	—	(8)	—	—	(8)	—	(8)
Net (loss) income	(100)	—	—	—	—	8,869	8,869	110	8,979
Other comprehensive loss	—	—	—	—	(996)	—	(996)	—	(996)
Balance as of September 30, 2022	$421	3,158	$3	$31,592	$(942)	$9,198	$39,851	$852	$40,703

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022. See Note 1, Overview for details.

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Interests in	Total
Three Months Ended September 30, 2021	Interests	Shares (1)	Amount (1)	Capital	Income (Loss)	Deficit (1)	Equity	Subsidiaries	Equity
Balance as of June 30, 2021	$605	2,952	$3	$28,205	$206	$(3,610)	$24,804	$841	$25,645
Exercises of conversion feature of convertible senior notes	—	0	0	1	—	—	1	—	1
Settlements of warrants	—	53	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	8	0	192	—	—	192	—	192
Stock-based compensation	—	—	—	524	—	—	524	—	524
Distributions to noncontrolling interests	(16)	—	—	—	—	—	—	(30)	(30)
Net income	16	—	—	—	—	1,618	1,618	25	1,643
Other comprehensive loss	—	—	—	—	(86)	—	(86)	—	(86)
Balance as of September 30, 2021	$605	3,013	$3	$28,922	$120	$(1,992)	$27,053	$836	$27,889

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Interests in	Total
Nine Months Ended September 30, 2021	Interests	Shares (1)	Amount (1)	Capital	Income (Loss)	Deficit (1)	Equity	Subsidiaries	Equity
Balance as of December 31, 2020	$604	2,879	$3	$27,260	$363	$(5,401)	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	—	211	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	2	0	6	—	—	6	—	6
Settlements of warrants	—	104	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	28	0	444	—	—	444	—	444
Stock-based compensation	—	—	—	1,686	—	—	1,686	—	1,686
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(42)	—	—	—	—	—	—	(76)	(76)
Net income	41	—	—	—	—	3,198	3,198	62	3,260
Other comprehensive loss	—	—	—	—	(243)	—	(243)	—	(243)
Balance as of September 30, 2021	$605	3,013	$3	$28,922	$120	$(1,992)	$27,053	$836	$27,889

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022. See Note 1, Overview for details.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$8,880	$3,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	2,758	2,063
Stock-based compensation	1,141	1,563
Inventory and purchase commitments write-downs	118	128
Foreign currency transaction net unrealized loss	1	8
Non-cash interest and other operating activities	159	213
Digital assets loss (gain), net	106	(27)
Changes in operating assets and liabilities:
Accounts receivable	(426)	(148)
Inventory	(4,492)	(1,175)
Operating lease vehicles	(1,136)	(1,526)
Prepaid expenses and other current assets	(865)	(287)
Other non-current assets	(1,580)	(744)
Accounts payable and accrued liabilities	4,659	2,764
Deferred revenue	856	452
Customer deposits	251	80
Other long-term liabilities	1,016	247
Net cash provided by operating activities	11,446	6,912
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(5,300)	(4,672)
Purchases of solar energy systems, net of sales	(5)	(28)
Purchases of digital assets	—	(1,500)
Proceeds from sales of digital assets	936	272
Purchase of intangible assets	(9)	—
Purchases of marketable securities	(1,467)	(30)
Proceeds from maturities of marketable securities	3	—
Receipt of government grants	—	6
Net cash used in investing activities	(5,842)	(5,952)
Cash Flows from Financing Activities
Proceeds from issuances of convertible and other debt	—	7,633
Repayments of convertible and other debt	(3,000)	(11,589)
Collateralized lease repayments	—	(9)
Proceeds from exercises of stock options and other stock issuances	474	445
Principal payments on finance leases	(369)	(311)
Debt issuance costs	—	(9)
Proceeds from investments by noncontrolling interests in subsidiaries	—	2
Distributions paid to noncontrolling interests in subsidiaries	(118)	(108)
Payments for buy-outs of noncontrolling interests in subsidiaries	(19)	—
Net cash used in financing activities	(3,032)	(3,946)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(567)	(221)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,005	(3,207)
Cash and cash equivalents and restricted cash, beginning of period	18,144	19,901
Cash and cash equivalents and restricted cash, end of period	$20,149	$16,694
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,877	$2,040
Leased assets obtained in exchange for finance lease liabilities	$36	$355
Leased assets obtained in exchange for operating lease liabilities	$691	$670

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

On August 5, 2022, we increased the number of authorized shares of common stock by 4,000,000,000 shares and our Board of Directors declared a three-for-one split of the Company’s common stock effected in the form of a stock dividend (the “2022 Stock Split”). Each stockholder of record on August 17, 2022 received a dividend of two additional shares of common stock for each then-held share, distributed after close of trading on August 24, 2022. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2022 Stock Split.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated balance sheet as of September 30, 2022, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and nine months ended September 30, 2022 and 2021 and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Automotive sales without resale value guarantee	$17,624	$11,230	$46,467	$28,575
Automotive sales with resale value guarantee	161	163	502	525
Automotive regulatory credits	286	279	1,309	1,151
Energy generation and storage sales	966	662	2,186	1,698
Services and other	1,645	894	4,390	2,738
Total revenues from sales and services	20,682	13,228	54,854	34,687
Automotive leasing	621	385	1,877	1,014
Energy generation and storage leasing	151	144	413	403
Total revenues	$21,454	$13,757	$57,144	$36,104

Automotive Segment

Automotive Sales Revenue

Automotive Sales with and without Resale Value Guarantee

We recognize revenue when control transfers upon delivery to customers in accordance with ASC 606, Revenue from Contracts with Customers, as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The total sales return reserve on vehicles sold with resale value guarantees was $105 million and $223 million as of September 30, 2022 and December 31, 2021, respectively, of which $48 million and $91 million was short-term, respectively.

Deferred revenue is related to the access to our Full Self Driving (“FSD”) features, internet connectivity, Supercharger network and over-the-air software updates on automotive sales with and without resale value guarantee, which amounted to $2.80 billion and $2.38 billion as of September 30, 2022 and December 31, 2021, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was $169 million and $230 million for the nine months ended September 30, 2022 and 2021, respectively. Of the total deferred revenue on automotive sales with and without resale value guarantees as of September 30, 2022, we expect to recognize $1.09 billion of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period, which is generally the expected ownership life of the vehicle.

We have been providing loans for financing our automotive deliveries during the nine months ended September 30, 2022. We have recorded net financing receivables on the consolidated balance sheets, of which $76 million is recorded within Accounts receivable, net, for the current portion and $398 million is recorded within Other non-current assets for the long-term portion, as of September 30, 2022.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to zero-emission vehicles, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Deferred revenue related to sales of automotive regulatory credits was immaterial as of September 30, 2022 and December 31, 2021. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was immaterial for the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously.

Automotive Leasing Revenue

Direct Sales-Type Leasing Program

For the three and nine months ended September 30, 2022, we recognized $161 million and $559 million, respectively, of sales-type leasing revenue and $97 million and $343 million, respectively, of sales-type leasing cost of revenue. For the three and nine months ended September 30, 2021, we recognized $59 million and $156 million, respectively, of sales-typing leasing revenue and $35 million and $97 million, respectively, of sales-type leasing cost of revenue.

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

	September 30, 2022	December 31, 2021
Gross lease receivables	$726	$427
Unearned interest income	(83)	(50)
Allowance for expected credit losses	(3)	(1)
Net investment in sales-type leases	$640	$376

Reported as:
Prepaid expenses and other current assets	$145	$73
Other non-current assets	495	303
Net investment in sales-type leases	$640	$376

Energy Generation and Storage Segment

Energy Generation and Storage Sales

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments and remote monitoring service and operations and maintenance service, which is recognized as revenue ratably over the respective customer contract term. As of September 30, 2022 and December 31, 2021, deferred revenue related to such customer payments amounted to $665 million and $399 million, respectively. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was $132 million and $90 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $212 million. Of this amount, we expect to recognize $12 million in the next 12 months and the remaining over a period up to 25 years.

We have been providing loans for financing our energy generation products during the nine months ended September 30, 2022. We have recorded net financing receivables on the consolidated balance sheets, of which $18 million is recorded within Accounts receivable, net, for the current portion and $307 million is recorded within Other non-current assets for the long-term portion, as of September 30, 2022.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2022 and December 31, 2021, the aggregate balances of our gross unrecognized tax benefits were $778 million and $531 million, respectively, of which $587 million and $473 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

The local government of Shanghai granted a beneficial corporate income tax rate of 15% to certain eligible enterprises, compared to the 25% statutory corporate income tax rate in China. Our Gigafactory Shanghai subsidiary was granted this beneficial income tax rate of 15% for 2019 through 2023.

We file income tax returns in the U.S. and various state and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the years 2015 to 2018. Additional tax years within the periods 2004 to 2014 and 2019 to 2021 remain subject to examination for federal income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. Our returns for 2004 and subsequent tax years remain subject to examination in U.S. state and foreign jurisdictions.

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

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$3,292	$1,618	$8,869	$3,198
Less: Buy-out of noncontrolling interest	—	—	8	—
Net income used in computing basic net income per share of common stock	3,292	1,618	8,861	3,198
Less: Dilutive convertible debt	(0)	(1)	(1)	(8)
Net income used in computing diluted net income per share of common stock	$3,292	$1,619	$8,862	$3,206

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders, as adjusted to give effect to the 2022 Stock Split (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares used in computing net income per share of common stock, basic	3,146	2,993	3,120	2,931
Add:
Stock-based awards	301	294	311	303
Convertible senior notes	2	13	4	36
Warrants	19	69	39	121
Weighted average shares used in computing net income per share of common stock, diluted	3,468	3,369	3,474	3,391

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the 2022 Stock Split (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based awards	3	1	3	1
Convertible senior notes	—	0	—	1

Restricted Cash

We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash held to service certain payments under various secured debt facilities. In addition, restricted cash includes cash held as collateral for certain permits as well as sales to lease partners with a resale value guarantee, letters of credit, real estate leases, deposits held for our insurance services and certain operating leases. We record restricted cash as other assets in the consolidated balance sheets and determine current or non-current classification based on the expected duration of the restriction.

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	September 30,	December 31,	September 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$19,532	$17,576	$16,065	$19,384
Restricted cash included in prepaid expenses and other current assets	382	345	327	238
Restricted cash included in other non-current assets	235	223	302	279
Total as presented in the consolidated statements of cash flows	$20,149	$18,144	$16,694	$19,901

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

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of September 30, 2022 and December 31, 2021, we had $671 million and $627 million, respectively, of long-term government rebates receivable in Other non-current assets on our consolidated balance sheets.

MyPower Customer Notes Receivable

As of September 30, 2022 and December 31, 2021, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $280 million and $299 million, respectively, of which $6 million and $11 million were due in the next 12 months as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the allowance for expected credit losses was $41 million.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, restricted cash, accounts receivable and other finance receivables. Our cash balances are primarily on deposit at high credit quality financial institutions or invested in money market funds. These deposits are typically in excess of insured limits. As of September 30, 2022 and December 31, 2021, no entity represented 10% or more of our total receivables balance.

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

Operating Lease Vehicles

The gross cost of operating lease vehicles as of September 30, 2022 and December 31, 2021 was $5.83 billion and $5.28 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $1.00 billion and $773 million as of September 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accrued warranty—beginning of period	$2,433	$1,691	$2,101	$1,468
Warranty costs incurred	(236)	(140)	(574)	(381)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	156	(64)	158	(22)
Provision for warranty	418	249	1,086	671
Accrued warranty—end of period	$2,771	$1,736	$2,771	$1,736

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, in addition to a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion. These measures may materially affect our consolidated financial statements, and we will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

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

Note 3 – Digital Assets, Net

During the nine months ended September 30, 2022 and 2021, we purchased and/or received an immaterial amount and $1.50 billion, respectively, of digital assets. As of September 30, 2022, we have converted approximately 75% of our purchases into fiat currency. During the nine months ended September 30, 2022, we recorded $170 million of impairment losses on such digital assets, and $51 million and $101 million during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022 and 2021, we realized gains of $64 million and $128 million, respectively, in connection with converting our holdings of digital assets into fiat currency. The gains are presented net of impairment losses in Restructuring and other in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the carrying value of our digital assets held was $218 million and $1.26 billion, which reflects cumulative impairments of $169 million and $101 million, each period, respectively. The fair market value of such digital assets held as of September 30, 2022 was $226 million.

Note 4 – Intangible Assets

Information regarding our intangible assets including assets recognized from our acquisitions was as follows (in millions):

	September 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Other	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$299	$(179)	$2	$122	$299	$(150)	$3	$152
Trade names	2	(2)	—	—	2	(1)	—	1
Favorable contracts and leases, net	113	(46)	—	67	113	(40)	—	73
Other	36	(22)	1	15	36	(21)	1	16
Total finite-lived intangible assets	450	(249)	3	204	450	(212)	4	242
Indefinite-lived intangible assets:
Gigafactory Nevada water rights	15	—	—	15	15	—	—	15
Other	9	—	—	9	—	—	—	—
Total infinite-lived intangible assets	24	—	—	24	15	—	—	15
Total intangible assets	$474	$(249)	$3	$228	$465	$(212)	$4	$257

Total future amortization expense for finite-lived intangible assets was estimated as follows (in millions):

Three months ending December 31, 2022	$12
2023	43
2024	28
2025	28
2026	27
Thereafter	66
Total	$204

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

	September 30, 2022				December 31, 2021
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$7,729	$7,729	$—	$—	$9,548	$9,548	$—	$—
U.S. government securities	888	—	888	—	—	—	—	—
Corporate debt securities	687	—	687	—	131	—	131	—
Interest rate swap liabilities	—	—	—	—	31	—	31	—
Total	$9,304	$7,729	$1,575	$—	$9,710	$9,548	$162	$—

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

Our cash, cash equivalents and marketable securities classified by security type as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	September 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$11,803	$—	$—	$11,803	$11,803	$—
Money market funds	7,729	—	—	7,729	7,729	—
U.S. government securities	889	—	(1)	888	—	888
Corporate debt securities	706	—	(19)	687	—	687
Total cash, cash equivalents and short-term marketable securities	$21,127	$—	$(20)	$21,107	$19,532	$1,575

	December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$8,028	$—	$—	$8,028	$8,028	$—
Money market funds	9,548	—	—	9,548	9,548	—
Corporate debt securities	132	—	(1)	131	—	131
Total cash, cash equivalents and short-term marketable securities	$17,708	$—	$(1)	$17,707	$17,576	$131

We record gross realized gains, losses and credit losses as a component of Other (expense) income, net in the consolidated statements of operations. For the three and nine months ended September 30, 2022, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of September 30, 2022 and December 31, 2021. We have determined that the gross unrealized losses on our marketable securities as of September 30, 2022 and December 31, 2021 were temporary in nature.

The following table summarizes the fair value of our marketable securities by stated contractual maturities as of September 30, 2022 (in millions):

Due in 1 year or less	$943
Due in 1 year through 5 years	576
Due in 5 years through 10 years	56
Total	$1,575

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

	September 30, 2022			December 31, 2021
	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value	Aggregate Notional Amount	Gross Asset at Fair Value	Gross Liability at Fair Value
Interest rate swaps	$—	$—	$—	$312	$—	$31

Our interest rate swaps activity was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross losses	$—	$—	$—	$9
Gross gains	$—	$1	$10	$21

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, MyPower customer notes receivable, financing receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments approximate their fair values, other than our 2.375% Convertible Senior Notes due in 2022 (“2022 Notes”), 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) (collectively referred to as “Convertible Senior Notes” below), and Solar Asset and Loan-backed Notes.

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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes (1)	$44	$574	$119	$2,016
Solar Asset and Loan-backed Notes	$18	$18	$827	$834

(1)
The 2022 Notes were fully settled in the first quarter of 2022.

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Raw materials	$5,381	$2,816
Work in process	2,237	1,089
Finished goods (1)	2,067	1,277
Service parts	642	575
Total	$10,327	$5,757

(1)
Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for sale, used vehicles, energy storage products and Solar Roof products available for sale.

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2022, we recorded write-downs of $42 million and $91 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and nine months ended September 30, 2021, we recorded write-downs of $22 million and $78 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 7 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Machinery, equipment, vehicles and office furniture	$12,261	$9,953
Tooling	2,468	2,188
Leasehold improvements	2,102	1,826
Land and buildings	6,988	4,675
Computer equipment, hardware and software	1,879	1,414
Construction in progress	4,549	5,559
	30,247	25,615
Less: Accumulated depreciation	(8,321)	(6,731)
Total	$21,926	$18,884

Construction in progress is primarily comprised of construction of Gigafactory Berlin-Brandenburg and Gigafactory Texas, expansion of Gigafactory Shanghai and equipment and tooling related to the manufacturing of our products. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the three and nine months ended September 30, 2022, we capitalized interest of an immaterial amount. During the three and nine months ended September 30, 2021, we capitalized $14 million and $52 million, respectively, of interest.

Depreciation expense during the three and nine months ended September 30, 2022 was $620 million and $1.75 billion, respectively. Depreciation expense during the three and nine months ended September 30, 2021 was $495 million and $1.38 billion, respectively. Gross property, plant and equipment under finance leases as of September 30, 2022 and December 31, 2021 was $2.76 billion and $2.75 billion, respectively, with accumulated depreciation of $1.56 billion and $1.21 billion, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, Leases, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of September 30, 2022 and December 31, 2021, we had cumulatively capitalized gross costs of $2.01 billion and $1.98 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 8 – Accrued Liabilities and Other

Our accrued liabilities and other current liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Accrued purchases (1)	$2,281	$2,045
Taxes payable (2)	1,114	1,122
Payroll and related costs	980	906
Accrued warranty reserve, current portion	840	703
Sales return reserve, current portion	263	265
Operating lease liabilities, current portion	426	368
Other current liabilities	342	310
Total	$6,246	$5,719

(1)
Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 9 – Other Long-Term Liabilities

Our other long-term liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Operating lease liabilities	$1,895	$1,671
Accrued warranty reserve	1,931	1,398
Sales return reserve	57	133
Deferred tax liability	20	24
Other non-current liabilities	427	320
Total other long-term liabilities	$4,330	$3,546

Note 10 – Debt

The following is a summary of our debt and finance leases as of September 30, 2022 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2024 Notes	$—	$44	$45	$—	2.00%	May 2024
Credit Agreement	—	—	—	2,266	Not applicable	July 2023
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025-January 2031
Total recourse debt	—	51	52	2,266
Non-recourse debt:
Automotive Asset-backed Notes	949	972	1,927	—	0.36-5.48%	December 2022-September 2025
Solar Asset-backed Notes	4	14	18	—	4.80%	December 2026
Cash Equity Debt	26	370	406	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	139	Not applicable	September 2024
Other Loans	—	11	11	—	5.10%	February 2033
Total non-recourse debt	979	1,367	2,362	139
Total debt	979	1,418	$2,414	$2,405
Finance leases	478	678
Total debt and finance leases	$1,457	$2,096

The following is a summary of our debt and finance leases as of December 31, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$29	$—	$29	$—	2.375%	March 2022
2024 Notes	1	89	91	—	2.00%	May 2024
Credit Agreement	—	1,250	1,250	920	3.25%	July 2023
Solar Bonds	0	7	7	—	4.00-5.75%	January 2022-January 2031
Total recourse debt	30	1,346	1,377	920
Non-recourse debt:
Automotive Asset-backed Notes	1,007	1,706	2,723	—	0.12%-5.48%	September 2022-September 2025
Solar Asset and Loan-backed Notes	27	800	844	—	2.87%-7.74%	September 2024-September 2049
Cash Equity Debt	24	388	422	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	167	Not applicable	September 2023
Other Loans	—	14	14	21	5.10%	February 2033
Total non-recourse debt	1,058	2,908	4,003	188
Total debt	1,088	4,254	$5,380	$1,108
Finance leases	501	991
Total debt and finance leases	$1,589	$5,245
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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. As of September 30, 2022, we were in material compliance with all financial debt covenants.

2022 Notes and 2024 Notes

During each of the first three quarters of 2022, the closing price of our common stock continued to exceed 130% of the applicable conversion price of our 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter, causing the 2024 Notes to be convertible by their holders during the second, third and fourth quarters of 2022. Should the closing price conditions continue to be met in a future quarter for the 2024 Notes, the 2024 Notes will be convertible at their holders’ option during the immediately following quarter.

During the nine months ended September 30, 2022, $29 million and $46 million in aggregate principal amount of the 2022 Notes and 2024 Notes, respectively, were converted and settled in cash for their par amount, and the issuance of 1.2 million and 2.1 million shares of our common stock for the applicable conversion premium, respectively, as adjusted to give effect to the 2022 Stock Split. The note hedges we entered into in connection with the issuance of the 2022 Notes and 2024 Notes were automatically settled with the respective conversions of the 2022 Notes and 2024 Notes, resulting in the receipt of 1.2 million and 2.1 million shares of our common stock, respectively, as adjusted to give effect to the 2022 Stock Split. In March 2022, the 2022 Notes were fully settled. Additionally, during the nine months ended September 30, 2022, we fully settled the warrants entered into in connection with the issuance of the 2022 Notes, resulting in the issuance of 37.0 million shares of our common stock, as adjusted to give effect to the 2022 Stock Split.

As adjusted to give effect to the 2022 Stock Split, each $1,000 of principal of the 2024 Notes is now convertible into 48.4140 shares of our common stock, which is equivalent to a conversion price of approximately $20.66 per share. Under the note hedge transactions we entered in connection with the issuance of the 2024 Notes, we had the option to purchase 89.1 million shares at approximately $20.66 per share, as adjusted to give effect to the 2022 Stock Split. Additionally, in connection with the issuance of the 2024 Notes, we sold warrants whereby the holders of the warrants had the option to purchase 89.1 million shares at approximately $40.50 per share, as adjusted to give effect to the 2022 Stock Split. Taken together, the purchase of the convertible note hedges and the sale of the warrants are intended to effectively increase the overall conversion price from approximately $20.66 per share to approximately $40.50 per share.

Solar Asset and Loan-backed Notes

During the nine months ended September 30, 2022, we early repaid $819 million in aggregate principal of the Solar Asset and Loan-backed Notes and recorded an extinguishment of debt charge of $24 million related to the early repayments in Interest expense in the consolidated statement of operations.

Interest Expense

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs, which include the 1.25% Convertible Senior Notes due in 2021 (fully settled in March 2021), the 2022 Notes (fully settled in March 2022) and the 2024 Notes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest coupon	$0	$1	$1	$11
Amortization of debt issuance costs	0	1	1	4
Total	$0	$2	$2	$15

Note 11 – Equity Incentive Plans

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 304.0 million stock option awards, as adjusted to give effect to the five-for-one stock split effected in the form of a stock dividend in August 2020 (the “2020 Stock Split”) and the 2022 Stock Split, to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which begins at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), has been achieved, and (ii) any one of the following eight operational milestones focused on total revenue or any one of the eight operational milestones focused on Adjusted EBITDA have been achieved for the four consecutive fiscal quarters on an annualized basis and subsequently reported by us in our consolidated financial statements filed with our Forms 10-Q and/or 10-K. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $23.34 per share as adjusted to give effect to the 2020 Stock Split and the 2022 Stock Split, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational milestones as of September 30, 2022 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

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

As of September 30, 2022, we had $4 million of total unrecognized stock-based compensation expense remaining, all of which will be recognized over a weighted-average period of 0.3 years. For the three and nine months ended September 30, 2022, we recorded stock-based compensation expense of $5 million and $62 million, respectively, related to the 2018 CEO Performance Award, and $190 million and $665 million, respectively, for the same periods in 2021.

Other Performance-Based Grants

2021 Performance-Based Stock Option & Restricted Stock Unit (“RSU”) Awards

During the fourth quarter of 2021, the Compensation Committee of our Board of Directors granted to certain employees RSUs and stock options to purchase an aggregate 2.2 million shares of our common stock, as adjusted to give effect to the 2022 Stock Split, to create incentives for continued long-term success and to closely align compensation with our stockholders’ interests in the achievement of certain performance milestones by our company.

We begin recording stock-based compensation expense when the performance milestones become probable of achievement. Following achievement, vesting occurs over a two-year period with continued employment. During the first quarter of 2022, the performance milestones related to this grant became probable of achievement and consequently, we recognized an aggregate catch-up expense of $30 million. As of September 30, 2022, we had unrecognized stock-based compensation expense of $236 million, which will be recognized over a weighted-average period of 2.7 years. For the three and nine months ended September 30, 2022, we recorded $31 million and $134 million, respectively, of stock-based compensation expense related to this grant, net of forfeitures.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$150	$99	$424	$310
Research and development	124	105	389	334
Selling, general and administrative	88	271	328	919
Total	$362	$475	$1,141	$1,563

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

As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. The amendment also extended our overall agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029. On February 1, 2022, we reported to the State of New York that we had met and exceeded our annual requirements for jobs and investment in Buffalo and New York State. As of September 30, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo and do not currently expect any issues meeting our applicable obligations following this expected deferral or in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.

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

On April 27, 2022, the Court entered judgment in favor of Mr. Musk on all counts.  On May 26, 2022, the plaintiff filed a notice of appeal. The parties have completed briefing and argument will be held before the Supreme Court of Delaware during the January 2023 session.

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

On January 25, 2021, the Court conditionally certified certain claims and a class of Tesla stockholders as a class action. On September 30, 2021, plaintiff filed a motion for leave to file a verified amended derivative complaint. On October 1, 2021, defendants Kimbal Musk and Steve Jurvetson moved for summary judgment as to the claims against them. Following the motion, plaintiff agreed to voluntarily dismiss the claims against Kimbal Musk and Steve Jurvetson. Plaintiff also moved for summary judgment on October 1, 2021. On October 27, 2021, the Court approved the parties’ joint stipulation that, among other things, (a) all claims against Kimbal Musk and Steve Jurvetson in the Complaint are dismissed with prejudice; (b) the class is decertified and the action shall continue exclusively as a derivative action under Court of Chancery Rule 23.1; and (c) the direct claims against the remaining defendants are dismissed with prejudice. On November 18, 2021, the remaining defendants (a) moved for partial summary judgment, (b) opposed plaintiff’s summary judgment motion and (c) opposed the plaintiff’s motion to amend his complaint. In January 2022, the case was assigned to a different judge. On February 24, 2022, the court (i) granted plaintiff’s motion to amend his complaint, and (ii) canceled oral argument on the summary judgment motions, stating that the court is “skeptical that this litigation can be resolved based on the undisputed facts” and the “case is going to trial,” but that the “parties may reassert their arguments made in support of summary judgment in their pre-trial and post-trial briefs.” Trial is currently set for November 14-18, 2022.

Litigation Related to Directors’ Compensation

On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Delaware Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages and other relief. Defendants filed their answer on September 17, 2020. On September 20, 2022, the parties filed the Third Amended Stipulation and Proposed Order Governing Case Schedule, with trial from November 27, 2023, to December 1, 2023. The Proposed Order is pending before the Court.

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

On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees.

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

On February 9, 2022, shortly after the Diaz jury verdict, the California Civil Rights Department (”CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. On September 22, 2022, Tesla filed a counter-claim against CRD, alleging that it violated the Administrative Procedures Act by failing to follow statutory pre-requisites prior to filing suit. The case is now in discovery.

Additionally, on June 1, 2022 the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. Tesla is in the process of setting up a mandatory mediation with the EEOC.

On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. On July 22, 2022, the Court consolidated the two cases and on September 6, 2022, plaintiffs filed a consolidated complaint. We anticipate that the directors will move to dismiss both actions because neither shareholder made a demand upon Tesla’s board of directors prior to filing suit.

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

For example, the SEC had issued subpoenas to Tesla in connection with Elon Musk’s prior statement that he was considering taking Tesla private. The take-private investigation was resolved and closed with a settlement entered into with the SEC in September 2018 and as further clarified in April 2019 in an amendment. Since November 16, 2021, the SEC has periodically issued subpoenas to us seeking information on our governance processes around compliance with the SEC settlement, as amended.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$69	$79
Accounts receivable, net	38	22
Prepaid expenses and other current assets	409	152
Total current assets	516	253
Solar energy systems, net	3,882	4,108
Other non-current assets	401	265
Total assets	$4,799	$4,626
Liabilities
Current liabilities
Accrued liabilities and other	$73	$74
Deferred revenue	9	10
Current portion of debt and finance leases	976	1,031
Total current liabilities	1,058	1,115
Deferred revenue, net of current portion	142	153
Debt and finance leases, net of current portion	1,341	2,093
Other long-term liabilities	8	11
Total liabilities	$2,549	$3,372

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Automotive segment
Revenues	$20,337	$12,951	$54,545	$34,003
Gross profit	$5,278	$3,657	$14,947	$8,837
Energy generation and storage segment
Revenues	$1,117	$806	$2,599	$2,101
Gross profit	$104	$3	$129	$(78)

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$10,236	$6,414	$28,584	$16,043
China	5,131	3,113	13,568	9,015
Other	6,087	4,230	14,992	11,046
Total	$21,454	$13,757	$57,144	$36,104

The following table presents long-lived assets by geographic area (in millions):

	September 30,	December 31,
	2022	2021
United States	$20,903	$19,026
Germany	3,175	2,606
China	2,675	2,415
Other international	735	602
Total	$27,488	$24,649

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

In 2022, we have produced 929,910 vehicles and delivered 908,573 vehicles through the third quarter, despite ongoing supply chain and logistics challenges and factory shutdowns. We are currently focused on increasing vehicle production, capacity and delivery capabilities, improving and developing battery technologies, improving our FSD capabilities, increasing the affordability and efficiency of our vehicles, bringing new products to market and expanding our global infrastructure.

In 2022, we have deployed 4.08 GWh of energy storage products and 248 megawatts of solar energy systems through the third quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit and new build solar energy systems.

During the three and nine months ended September 30, 2022, we recognized total revenues of $21.45 billion and $57.14 billion, respectively, representing increases of $7.70 billion and $21.04 billion, respectively, over the same periods ended September 30, 2021. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

During the three and nine months ended September 30, 2022, our net income attributable to common stockholders was $3.29 billion and $8.87 billion, respectively, representing favorable changes of $1.67 billion and $5.67 billion, respectively, over the same periods ended September 30, 2021. We continue to focus on improving our profitability through production and operational efficiencies.

We ended the third quarter of 2022 with $21.11 billion in cash and cash equivalents and marketable securities, representing an increase of $3.40 billion from the end of 2021. Our cash flows provided by operating activities during the nine month period ended September 30, 2022 was $11.45 billion, representing an increase of $4.53 billion compared to $6.91 billion during the same period ended September 30, 2021. Capital expenditures amounted to $5.30 billion during the nine month period ended September 30, 2022, compared to $4.67 billion during the same period ended September 30, 2021. Sustained growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects in upcoming periods.

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

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	Tooling
Gigafactory Nevada	Tesla Semi	Early production
TBD	Tesla Roadster	In development
TBD	Robotaxi & Others	In development

We are focused on growing our manufacturing capacity, which includes ramping all of our production vehicles to their installed production capacities as well as increasing production rate and capacity at our current factories. Our production continues to be affected by the industry-wide semiconductor and other component shortages, requiring additional workaround manufacturing and production design solutions to be implemented which may be difficult to sustain. The next phase of production growth will depend on the ramp at Gigafactory Berlin-Brandenburg and Gigafactory Texas and the upgrade and expansion of Gigafactory Shanghai, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Consistent with our approach of innovating manufacturing techniques at our new factories, we expect as well to pioneer new methods related to the mass production of these cells and our unique structural battery pack concept. For example, in the second quarter of 2022, at Gigafactory Texas, we began delivering to customers some Model Ys with Tesla-made 4680 cells with a structural battery pack. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

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

Automotive—Demand and Sales

Our cost reduction efforts and additional localized procurement and manufacturing are key to our vehicles’ affordability, and for example, have allowed us to competitively price our vehicles in China. In addition to our ongoing production ramp in 2022, we will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through products based on artificial intelligence such as Autopilot and FSD, and other software features, and delivering new vehicles, such as the Tesla Semi in December 2022. Moreover, we expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental awareness.

However, we operate in a cyclical industry that is sensitive to political and regulatory uncertainty, including with respect to trade and the environment, all of which may also be compounded by any future global impact from the COVID-19 pandemic, inflationary pressures, rising energy prices and increases in interest rates. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum.

Automotive—Deliveries and Customer Infrastructure

As our production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. In the third quarter of 2022, due to continuing challenges caused by vehicle transportation capacity during peak delivery periods, we began transitioning to a more even regional mix of vehicle builds each week, which led to an increase in cars in transit at the end of the quarter. Increasing the exports of vehicles manufactured at Gigafactory Shanghai has also been effective in mitigating the strain on our deliveries in markets outside of the United States, and we expect to benefit further from situating additional factories closer to local markets, including the recent production launch at Gigafactory Berlin-Brandenburg and Gigafactory Austin. As we expand our manufacturing operations globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, we remain focused on increasing the capability and efficiency of our servicing operations.

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, including the ramp of our Megafactory in Lathrop, California, but such production is also sensitive to global component constraints, particularly the industry-wide semiconductor shortage. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. For Powerwall, better availability and growing grid stability concerns drive higher customer interest, and we are emphasizing cross-selling with our residential solar energy products. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to seek to improve our installation capabilities and price efficiencies for Solar Roof by on-boarding and training new installers, as well as collaborating with real estate developers and builders on new homes to reduce installation time and costs. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and hire additional personnel, particularly skilled electricians, to support the ramp of Solar Roof.

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

Operating Expense Trends

As long as we see expanding sales, and excluding the potential impact of macroeconomic conditions including increased labor costs and impairment charges on certain assets as explained below, we generally expect operating expenses relative to revenues to decrease as we continue to increase operational efficiency and process automation. We expect operating expenses to continue to grow in 2022 as we are expanding our operations globally.

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale. For any digital assets held now or in the future, these charges may negatively impact our profitability in the periods in which such impairments occur even if the overall market values of these assets increase. For example, in the nine month period ended September 30, 2022, we recorded $170 million of impairment losses resulting from changes to the carrying value of our bitcoin and gains of $64 million on certain conversions of bitcoin into fiat currency by us.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Automotive sales	$17,785	$11,393	$6,392	56%	$46,969	$29,100	$17,869	61%
Automotive regulatory credits	286	279	7	3%	1,309	1,151	158	14%
Automotive leasing	621	385	236	61%	1,877	1,014	863	85%
Total automotive revenues	18,692	12,057	6,635	55%	50,155	31,265	18,890	60%
Services and other	1,645	894	751	84%	4,390	2,738	1,652	60%
Total automotive & services and other segment revenue	20,337	12,951	7,386	57%	54,545	34,003	20,542	60%
Energy generation and storage segment revenue	1,117	806	311	39%	2,599	2,101	498	24%
Total revenues	$21,454	$13,757	$7,697	56%	$57,144	$36,104	$21,040	58%

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

Automotive leasing revenue includes the amortization of revenue for vehicles under direct operating lease agreements. Additionally, automotive leasing revenue includes direct sales-type leasing programs where we recognize all revenue associated with the sales-type lease upon delivery to the customer.

Services and other revenue consists of non-warranty after-sales vehicle services, paid supercharging, sales of used vehicles, retail merchandise, sales by our acquired subsidiaries to third party customers and vehicle insurance revenue.

Automotive sales revenue increased $6.39 billion, or 56%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase of 96,737 Model 3 and Model Y cash deliveries, and an increase of 9,330 Model S and Model X cash deliveries year over year. This was achieved from production ramping of Model Y at Gigafactory Shanghai and the Fremont Factory as well as the start of production at Gigafactory Berlin-Brandenburg and Gigafactory Texas in 2022, at a higher combined average selling price from a higher proportion of Model Y sales. There was also an increase in production of Model X and an increase in the combined average selling price of Model S and Model X with a higher proportion of Model X sales, compared to the prior period as deliveries of the new versions of Model S and Model X began ramping in the second and fourth quarters of 2021, respectively.

Automotive sales revenue increased $17.87 billion, or 61%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase of 253,016 Model 3 and Model Y cash deliveries, and an increase of 32,293 Model S and Model X cash deliveries year over year. This was achieved from production ramping of Model Y at Gigafactory Shanghai and the Fremont Factory as well as the start of production at Gigafactory Berlin-Brandenburg and Gigafactory Texas in 2022, at a higher combined average selling price from a higher proportion of Model Y sales. There was also an increase in production of Model X and an increase in the combined average selling price of Model S and Model X with a higher proportion of Model X sales, compared to the prior period as deliveries of the new versions of Model S and Model X began ramping in the second and fourth quarters of 2021, respectively.

Automotive regulatory credits revenue increased $7 million, or 3%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to the regional mix of the credits sold.

Automotive regulatory credits revenue increased $158 million, or 14%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to changes in regulation which entitled us to additional consideration of $288 million in revenue in the first quarter of 2022 for credits sold previously, in the absence of which we had a decrease in automotive regulatory credits revenue driven by lower sales of regulatory credits.

Automotive leasing revenue increased $236 million, or 61%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Automotive leasing revenue increased $863 million, or 85%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The changes for both periods are primarily due to an increase in direct sales-type leasing revenue and an increase in activities under our direct operating lease program.

Services and other revenue increased $751 million, or 84%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Services and other revenue increased $1.65 billion, or 60%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The changes for both periods are primarily due to increase in used vehicle revenue driven by increases in volume and average selling prices of used Tesla and non-Tesla vehicles, paid supercharging revenue, non-warranty maintenance services revenue as our fleet continues to grow, insurance services revenue and retail merchandise revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, financing of solar energy generation products, services related to such products and sales of solar energy systems incentives.

Energy generation and storage revenue increased $311 million, or 39%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase in Megapack, Powerwall and solar retrofit deployments.

Energy generation and storage revenue increased $498 million, or 24%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in Powerwall and Megapack deployments.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Cost of revenues
Automotive sales	$13,099	$8,150	$4,949	61%	$34,166	$21,726	$12,440	57%
Automotive leasing	381	234	147	63%	1,157	582	575	99%
Total automotive cost of revenues	13,480	8,384	5,096	61%	35,323	22,308	13,015	58%
Services and other	1,579	910	669	74%	4,275	2,858	1,417	50%
Total automotive & services and other segment cost of revenues	15,059	9,294	5,765	62%	39,598	25,166	14,432	57%
Energy generation and storage segment	1,013	803	210	26%	2,470	2,179	291	13%
Total cost of revenues	$16,072	$10,097	$5,975	59%	$42,068	$27,345	$14,723	54%

Gross profit total automotive	$5,212	$3,673			$14,832	$8,957
Gross margin total automotive	27.9%	30.5%			29.6%	28.6%

Gross profit total automotive & services and other segment	$5,278	$3,657			$14,947	$8,837
Gross margin total automotive & services and other segment	26.0%	28.2%			27.4%	26.0%

Gross profit energy generation and storage segment	$104	$3			$129	$(78)
Gross margin energy generation and storage segment	9.3%	0.4%			5.0%	-3.7%

Total gross profit	$5,382	$3,660			$15,076	$8,759
Total gross margin	25.1%	26.6%			26.4%	24.3%

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

Cost of automotive sales revenue increased $4.95 billion, or 61%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, in line with the growth in revenue year over year, as discussed above. Further there was an increase in combined average Model 3 and Model Y costs per unit due to overall rising raw material, commodity, logistics and expedite costs and the ramping up of production at Gigafactory Berlin-Brandenburg and Gigafactory Texas as well as our proprietary battery cells manufacturing during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. These increases were partially offset by a decrease in combined average Model S and Model X costs per unit driven by lower average cost for the new versions of Model S and Model X from ramping up production.

Cost of automotive sales revenue increased $12.44 billion, or 57%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, in line with the growth in revenue year over year, as discussed above. There were also idle capacity charges of $244 million primarily related to the temporary suspension of production at Gigafactory Shanghai as well as the ramping up of production in Gigafactory Texas and our proprietary battery cells manufacturing during the nine months ended September 30, 2022. These increases were partially offset by a decrease in combined average Model S and Model X costs per unit driven by lower average cost for the new versions of Model S and Model X from ramping up production.

Cost of automotive leasing revenue increased $147 million, or 63%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Cost of automotive leasing revenue increased $575 million, or 99%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in cumulative vehicles under our direct operating lease program and an increase in direct sales-type leasing cost of revenues from more activities in the current year.

Cost of services and other revenue increased $669 million, or 74%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Cost of services and other revenue increased $1.42 billion, or 50%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The change in both periods is primarily due to an increase in used vehicle cost of revenue driven by increases in volume and costs of used Tesla and non-Tesla vehicles, an increase in costs of paid supercharging, increase in non-warranty maintenance services revenue, insurance services and retail merchandise.

Gross margin for total automotive decreased from 30.5% to 27.9% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This was driven by the changes in automotive sales revenue and cost of automotive sales revenue, as discussed earlier.

Gross margin for total automotive increased from 28.6% to 29.6% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was driven by the growth in automotive sales revenue and cost of automotive sales revenue as well as increase from regulatory credits revenue, as discussed earlier.

Gross margin for total automotive & services and other segment decreased from 28.2% to 26.0% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the automotive gross margin decrease discussed above and offset by an improvement in our services and other gross margin.

Gross margin for total automotive & services and other segment increased from 26.0% to 27.4% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the automotive gross margin increase discussed above and an improvement in our services and other gross margin. Additionally, services and other was a higher percentage of the segment gross margin during the three and nine months ended September 30, 2022 as compared to the prior year.

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

Cost of energy generation and storage revenue increased $210 million, or 26%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to increases in deployments of Megapack, Powerwall and solar retrofit deployments.

Cost of energy generation and storage revenue increased $291 million, or 13%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increases in deployments of Powerwall and Megapack and higher average cost of solar cash and loan deployments due to increased component costs.

Gross margin for energy generation and storage increased from 0.4% to 9.3% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Gross margin for energy generation and storage increased from -3.7% to 5.0% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was driven by the growth in energy generation and storage revenue and cost of energy generation and storage revenue, as discussed above.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Research and development	$733	$611	$122	20%	$2,265	$1,853	$412	22%
As a percentage of revenues	3%	4%			4%	5%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $122 million, or 20%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to a $47 million increase in employee and labor related expenses, a $29 million increase in R&D expensed materials, a $24 million increase in facilities, outside services, freight and depreciation expense, and a $19 million increase in stock-based compensation expense. These increases were to support our expanding product roadmap and technologies including our proprietary battery cells.

R&D expenses increased $412 million, or 22%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to a $169 million increase in employee and labor related expenses, a $128 million increase in facilities, outside services, freight and depreciation expense, a $55 million increase in stock-based compensation expense and a $54 million increase in R&D expensed materials. These increases were to support our expanding product roadmap and technologies including our proprietary battery cells and there were additional R&D expenses in the first quarter of 2022 as we were in the pre-production phase at Gigafactory Texas and started production at Gigafactory Berlin-Brandenburg only closer to the end of the first quarter of 2022.

R&D expenses as a percentage of revenue decreased from 4% to 3% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. R&D expenses as a percentage of revenue decreased from 5% to 4% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Our R&D expenses have decreased as a proportion of total revenues despite expanding product roadmap and technologies.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative	$961	$994	$(33)	-3%	$2,914	$3,023	$(109)	-4%
As a percentage of revenues	4%	7%			5%	8%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses decreased $33 million, or 3%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This is primarily due to a decrease of $184 million in stock-based compensation expense, most of which is attributable to the lower stock-based compensation expense of $185 million on the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This was offset by an increase of $92 million in employee and labor related expenses from increased headcount and an increase of $53 million in office, information technology, facilities-related expenses and sales and marketing activities.

SG&A expenses decreased $109 million, or 4%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This is primarily due to a decrease of $591 million in stock-based compensation expense, most of which is attributable to the lower stock-based compensation expense of $603 million on the 2018 CEO Performance Award. See Note 11, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This was offset by an increase of $311 million in employee and labor related expenses from increased headcount and an increase of $172 million in office, information technology, facilities-related expenses, sales and marketing activities and other costs.

SG&A expenses as a percentage of revenue decreased from 7% to 4% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. SG&A expenses as a percentage of revenue decreased from 8% to 5% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Our SG&A expenses have decreased as a proportion of total revenues due to operational efficiencies, in addition to the decrease in expenses discussed above.

Restructuring and Other Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Restructuring and other	$—	$51	$(51)	-100%	$142	$(27)	$169	Not meaningful

During the nine months ended September 30, 2022, we recorded $170 million of impairment losses on such digital assets, and $51 million and $101 million during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022 and 2021, we realized gains of $64 million and $128 million, respectively, in connection with converting our holdings of digital assets into fiat currency. See Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. We also recorded other expenses of $36 million during the nine months ended September 30, 2022, related to employee terminations in the second quarter.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Interest income	$86	$10	$76	760%	$140	$31	$109	352%

Interest income increased $76 million, or 760%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest income increased $109 million, or 352%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. These increases were due to higher interest earned on cash and cash equivalents balances as of September 30, 2022 compared to September 30, 2021, driven by rising interest rates as well as an increase in our overall cash and cash equivalents balance during the periods presented.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Interest expense	$(53)	$(126)	$73	-58%	$(158)	$(300)	$142	-47%

Interest expense decreased $73 million, or 58%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest expense decreased $142 million, or 47%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. These decreases were primarily due to the continued reduction in our overall debt balance offset by lower capitalized interest. See Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Other (expense) income, net	$(85)	$(6)	$(79)	1317%	$(1)	$67	$(68)	Not meaningful

Other (expense) income, net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and changes in the fair values of our fixed-for-floating interest rate swaps. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other (expense) income, net, changed unfavorably by $79 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Other (expense) income, net, changed unfavorably by $68 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The change for both periods was primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Provision for income taxes	$305	$223	$82	37%	$856	$407	$449	110%
Effective tax rate	8%	12%			9%	11%

Our provision for income taxes increased by $82 million, or 37%, in the three months ended September 30, 2022 and increased by $449 million, or 110%, in the nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, primarily due to the increase in our pre-tax income year over year.

Our effective tax rate decreased from 12% to 8% in the three months ended September 30, 2022 and from 11% to 9% in the nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, primarily due to changes in mix of jurisdictional earnings.

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$39	$41	$(2)	-5%	$11	$103	$(92)	-89%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased $2 million, or 5%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $92 million, or 89%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. These changes were due to a decrease in allocations to financing fund investors.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2022, as well as in the long-term.

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

As of September 30, 2022, we and our subsidiaries had outstanding $2.41 billion in aggregate principal amount of indebtedness, of which $983 million is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.

As of September 30, 2022, we had $19.53 billion of cash and cash equivalents. Balances held in foreign currencies had a U.S. dollar equivalent of $6.28 billion and consisted primarily of Chinese yuan, euros and Canadian dollars. In addition, we had $2.41 billion of unused committed amounts under our credit facilities as of September 30, 2022. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets). For details regarding our indebtedness, refer to Note 10, Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We continue adapting our investment strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other marketable securities, digital assets and providing product related financing. As with any investment and consistent with how we manage fiat-based cash and cash equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. The fair market value of our remaining holdings of digital assets as of September 30, 2022 was $226 million. Additionally, we held short-term marketable securities of $1.58 billion as of September 30, 2022.

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Net cash provided by operating activities	$11,446	$6,912
Net cash used in investing activities	$(5,842)	$(5,952)
Net cash used in financing activities	$(3,032)	$(3,946)

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

Net cash provided by operating activities increased by $4.53 billion to $11.45 billion during the nine months ended September 30, 2022 from $6.91 billion during the nine months ended September 30, 2021. This increase was primarily due to the increase in net income excluding non-cash expenses, gains and losses of $5.91 billion, offset by the overall increase in net operating assets and liabilities of $1.38 billion. The increase in our net operating assets and liabilities was mainly driven by a larger increase of inventory in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, partially offset by a larger increase of accounts payable and accrued liabilities, to support the ramp up in production at our factories and a larger increase in other non-current assets. Additionally, the increase in our net operating assets and other liabilities was partially offset by a larger increase in other long-term liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $5.30 billion for the nine months ended September 30, 2022 and $4.67 billion for the nine months ended September 30, 2021, mainly for the expansions of Gigafactory Texas, the Fremont Factory, Gigafactory Berlin-Brandenburg, and Gigafactory Shanghai. We also purchased $1.47 billion of marketable securities in the nine months ended September 30, 2022. Additionally, net cash inflows related to sales of digital assets were $936 million in the nine months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $914 million to $3.03 billion during the nine months ended September 30, 2022 from $3.95 billion during the nine months ended September 30, 2021. The decrease was primarily due to a $956 million decrease in repayments of convertible and other debt, net of proceeds from issuances of convertible and other debt. See Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar (primarily the Chinese yuan, euro, South Korean won and pound sterling in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates affect our revenue and other operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.

We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances).

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $56 million at September 30, 2022 and $277 million at December 31, 2021, assuming no foreign currency hedging.

Interest Rate Risk

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. Pursuant to our risk management policies, in certain cases, we utilized derivative instruments to manage some of this risk. We do not enter into derivative instruments for trading or speculative purposes. A hypothetical 10% change in interest rates on our floating rate debt would have increased or decreased our interest expense by an immaterial amount for the nine months ended September 30, 2022 and 2021, respectively.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The German Umweltbundesamt has issued our subsidiary in Germany a notice and fine in the amount of 12 million euro alleging its non-compliance under applicable laws relating to market participation notifications and take-back obligations with respect to end-of-life battery products required thereunder. In response to Tesla’s objection, the German Umweltbundesamt issued Tesla a revised fine notice dated April 29, 2021 in which it reduced the original fine amount to 1.45 million euro. This is primarily relating to administrative requirements, but Tesla has continued to take back battery packs, and although we cannot predict the outcome of this matter, including the final amount of any penalties, we filed a new objection in June 2021. A hearing is scheduled for November 2022, and it is not expected to have a material adverse impact on our business.

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

We are party to an operating lease and a research and development agreement through the SUNY Foundation. These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As we temporarily suspended most of our manufacturing operations at Gigafactory New York pursuant to a New York State executive order issued in March 2020 as a result of the COVID-19 pandemic, we were granted a deferral of our obligation to be compliant with our applicable targets through December 31, 2021 in an amendment memorialized in August 2021. As of September 30, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or other components. Any of the foregoing events may harm our business, financial condition and operating results.

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

As of September 30, 2022, we and our subsidiaries had outstanding $2.41 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar, currently primarily the Chinese yuan, euro, South Korean won and pound sterling. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Chinese yuan and Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results may be harmed.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $414.50 per share and a low of $202.00 per share (as adjusted to give effect to the 2022 Stock Split). The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the offering of the 2.375% Convertible Senior Notes due 2022, in March 2017 we sold warrants to each of Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. (later partially assigned to National Bank of Canada), Morgan Stanley & Co. LLC, Barclays Capital Inc. or their respective affiliates (the “2017 Warrantholders”). Between July 1, 2022 and August 15, 2022, we issued an aggregate of 28,853,619 shares of our common stock (as adjusted to give effect to the 2022 Stock Split) to the 2017 Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Board of Directors (the “Board“) of Tesla has established May 16, 2023 as the date of the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”). The time and location of the 2023 Annual Meeting will be specified in the Company’s proxy statement for the 2023 Annual Meeting. The Board has fixed the close of business on March 20, 2023 as the record date for determining stockholders of the Company who are entitled to vote at the 2023 Annual Meeting, including any adjournments or postponements of the 2023 Annual Meeting.

Tesla’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”) was held on August 4, 2022. Because the date of the 2023 Annual Meeting is being changed by more than 30 days from the one-year anniversary of the 2022 Annual Meeting, the Company is informing stockholders of this change in accordance with Rule 14a-5(f) under the Exchange Act, and is informing stockholders of the new dates described below for submitting stockholder proposals and other matters.

Pursuant to Rule 14a-8(e)(2) of the Exchange Act, a stockholder intending to present a proposal to be included in the proxy statement for the 2023 Annual Meeting must deliver the proposal in writing to our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2023 Annual Meeting. Accordingly, the Board has fixed the new deadline for the submission of proposals to be included in the proxy statement for the 2023 Annual Meeting as December 22, 2022. Proposals should be addressed to: Tesla, Inc.; Attention: Legal Department,; 1 Tesla Road, Austin, Texas 78725, with a copy sent by e-mail to shareholdermail@tesla.com. Proposals of stockholders must also comply with the SEC’s rules regarding the inclusion of stockholder proposals in proxy materials, and we may omit any proposal from our proxy materials that does not comply with the SEC’s rules.

Pursuant to Tesla’s bylaws, if a stockholder intends to present certain matters, including nominations for the election of directors, at the 2023 Annual Meeting without inclusion in our proxy materials, the notice must also be delivered to our principal executive offices, at the address set forth in the preceding paragraph, with a copy sent by e-mail to shareholdermail@tesla.com, between 120 days prior to the 2023 Annual Meeting and the later of (i) 90 days prior to the meeting or (ii) the 10th day following the public announcement of the date of the 2023 Annual Meeting (the “Notice Period“). Accordingly, the Notice Period for the 2023 Annual Meeting will start on January 16, 2023 and end on February 15, 2023. The proposal or nomination must also contain the information required by our bylaws.

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

Tesla, Inc.

Date: October 24, 2022	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)