Form 10-K
period 2022-12-31
Tesla, Inc.
filed 2023-01-31
CIK 1318605

id

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $580.48 billion (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2022). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 25, 2023, there were 3,164,102,701 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

TESLA, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

Forward-Looking Statements

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We design, develop, manufacture, sell and lease high-performance fully electric vehicles and energy generation and storage systems, and offer services related to our products. We generally sell our products directly to customers, and continue to grow our customer-facing infrastructure through a global network of vehicle service centers, Mobile Service, body shops, Supercharger stations and Destination Chargers to accelerate the widespread adoption of our products. We emphasize performance, attractive styling and the safety of our users and workforce in the design and manufacture of our products and are continuing to develop full self-driving technology for improved safety. We also strive to lower the cost of ownership for our customers through continuous efforts to reduce manufacturing costs and by offering financial and other services tailored to our products.

Our mission is to accelerate the world’s transition to sustainable energy. We believe that this mission, along with our engineering expertise, vertically integrated business model and focus on user experience differentiate us from other companies.

Segment Information

We operate as two reportable segments: (i) automotive and (ii) energy generation and storage.

The automotive segment includes the design, development, manufacturing, sales and leasing of high-performance fully electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment also includes services and other, which includes non-warranty after-sales vehicle services and parts, sales of used vehicles, retail merchandise, paid Supercharging and vehicle insurance revenue. The energy generation and storage segment includes the design, manufacture, installation, sales and leasing of solar energy generation and energy storage products and related services and sales of solar energy systems incentives.

Our Products and Services

Automotive

We currently manufacture four different consumer vehicles – the Model 3, Y, S and X. Model 3 is a four-door mid-size sedan that we designed for manufacturability with a base price for mass-market appeal. Model Y is a compact sport utility vehicle (“SUV”) built on the Model 3 platform with seating for up to seven adults. Model S is a four-door full-size sedan and Model X is a mid-size SUV with seating for up to seven adults. Model S and Model X feature the highest performance characteristics and longest ranges that we offer in a sedan and SUV, respectively.

In December 2022, we began early production and deliveries of the Tesla Semi, our first commercial electric vehicle. We have also announced several planned electric vehicles to address additional vehicle markets, including specialized consumer electric vehicles in Cybertruck and the new Tesla Roadster. We plan to continue leveraging developments in our proprietary Full Self-Driving (“FSD”), battery cell and other technologies.

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

Technology

Automotive

Battery and Powertrain

Our core vehicle technology competencies include powertrain engineering and manufacturing and our ability to design vehicles that utilize the unique advantages of an electric powertrain. We have designed our proprietary powertrain systems to be adaptable, efficient, reliable and cost-effective while withstanding the rigors of an automotive environment. We offer dual motor powertrain vehicles, which use two electric motors to maximize traction and performance in an all-wheel drive configuration, as well as vehicle powertrain technology featuring three electric motors for further increased performance in certain versions of Model S and Model X and the Tesla Semi.

We maintain extensive testing and R&D capabilities for battery cells, packs and systems, and have built an expansive body of knowledge on lithium-ion cell chemistry types and performance characteristics. In order to enable a greater supply of cells for our products with higher energy density at lower costs, we have developed a new proprietary lithium-ion battery cell and improved manufacturing processes.

Vehicle Control and Infotainment Software

The performance and safety systems of our vehicles and their battery packs utilize sophisticated control software. Control systems in our vehicles optimize performance, customize vehicle behavior, manage charging and control all infotainment functions. We develop almost all of this software, including most of the user interfaces, internally and update our vehicles’ software regularly through over-the-air updates.

Self-Driving Development and Artificial Intelligence

We have expertise in developing technologies, systems and software to enable self-driving vehicles using primarily vision-based technologies. Our FSD Computer runs our neural networks in our vehicles, and we are also developing additional computer hardware to better enable the massive amounts of field data captured by our vehicles to continually train and improve these neural networks for real-world performance.

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

We are also applying our artificial intelligence learnings from self-driving technology to the field of robotics. For example, in 2022 we previewed Optimus, a robotic humanoid which is controlled by the same AI system.

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

Solar Energy Systems

We have engineered Solar Roof over numerous iterations to combine aesthetic appeal and durability with power generation. The efficiency of our solar energy products is aided by our own solar inverter, which incorporates our power electronics technologies. We designed both products to integrate with Powerwall.

Design and Engineering

Automotive

We have established significant in-house capabilities in the design and test engineering of electric vehicles and their components and systems. Our team has significant experience in computer-aided design as well as durability, strength and crash test simulations, which reduces the product development time of new models. We have also achieved complex engineering feats in stamping, casting and thermal systems, and developed a method to integrate batteries directly with vehicle body structures without separate battery packs to optimize manufacturability, weight, range and cost characteristics.

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

Energy Generation and Storage

Our expertise in electrical, mechanical, civil and software engineering allows us to design, engineer, manufacture and install energy generating and storage products and components, including at the residential through utility scale. For example, the modular design of our Megapack utility-scale battery line is intended to significantly reduce the amount of assembly required in the field. We also customize solutions including our energy storage products, solar energy systems and/or Solar Roof for customers to meet their specific needs.

Sales and Marketing

Historically, we have been able to generate significant media coverage of our company and our products, and we believe we will continue to do so. Such media coverage and word of mouth are the current primary drivers of our sales leads and have helped us achieve sales without traditional advertising and at relatively low marketing costs.

Automotive

Direct Sales

Our vehicle sales channels currently include our website and an international network of company-owned stores. In some jurisdictions, we also have galleries to educate and inform customers about our products, but such locations do not transact in the sale of vehicles. We believe this infrastructure enables us to better control costs of inventory, manage warranty service and pricing, educate consumers about electric vehicles, maintain and strengthen the Tesla brand and obtain rapid customer feedback.

We reevaluate our sales strategy both globally and at a location-by-location level from time to time to optimize our sales channels. However, sales of vehicles in the automobile industry tend to be cyclical in many markets, which may expose us to volatility from time to time.

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

Public Charging

We have a growing global network of Tesla Superchargers, which are our industrial-grade, high-speed vehicle chargers. Where possible, we co-locate Superchargers with our solar and energy storage systems to reduce costs and promote renewable power. Supercharger stations are typically placed along well-traveled routes and in and around dense city centers to allow vehicle owners the ability to enjoy quick, reliable charging along an extensive network with convenient stops. Use of the Supercharger network either requires payment of a fee or is free under certain sales programs. In November 2021, we began to offer Supercharger access to non-Tesla vehicles in certain locations in support of our mission to accelerate the world’s transition to sustainable energy.

We also work with a wide variety of hospitality, retail and public destinations, as well as businesses with commuting employees, to offer additional charging options for our customers, as well as single-family homeowners and multi-family residential entities, to deploy home charging solutions.

In-App Upgrades

As our vehicles are capable of being updated remotely over-the-air, our customers may purchase additional paid options and features through the Tesla app or through the in-vehicle user interface. We expect that this functionality will also allow us to offer certain options and features on a subscription basis in the future.

Energy Generation and Storage

We market and sell our solar and energy storage products to residential, commercial and industrial customers and utilities through a variety of channels, including through our website, stores and galleries, as well as through our network of channel partners, and in the case of some commercial customers, through PPA transactions. We emphasize simplicity, standardization and accessibility to make it easy and cost-effective for customers to adopt clean energy, while reducing our customer acquisition costs.

Service and Warranty

Automotive

Service

We provide service for our electric vehicles at our company-owned service locations and through Tesla Mobile Service technicians who perform work remotely at customers’ homes or other locations. Performing vehicle service ourselves allows us to identify problems and implement solutions and improvements faster, and optimize logistics and inventory better, than traditional automobile manufacturers and their dealer networks. The connectivity of our vehicles also allows us to diagnose and remedy many problems remotely and proactively.

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

Energy Generation and Storage

We provide service and repairs to our energy product customers, including under warranty where applicable. We generally provide manufacturer’s limited warranties with our energy storage products and offer certain extended limited warranties that are available at the time of purchase of the system. If we install a system, we also provide certain limited warranties on our installation workmanship.

For retrofit solar energy systems, we provide separate limited warranties for workmanship and against roof leaks, and for Solar Roof, we also provide limited warranties for defects and weatherization. For components not manufactured by us, we generally pass-through the applicable manufacturers’ warranties.

As part of our solar energy system and energy storage contracts, we may provide the customer with performance guarantees that commit that the underlying system will meet or exceed the minimum energy generation or performance requirements specified in the contract.

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

Insurance

In 2021, we launched our insurance product using real-time driving behavior in select states, which offers rates that are often better than other alternatives and promotes safer driving. Our insurance products are currently available in 12 states and we plan to expand the markets in which we offer insurance products, as part of our ongoing effort to decrease the total cost of ownership for our customers.

Energy Generation and Storage

We offer certain financing options to our solar customers, which enable the customer to purchase and own a solar energy system, Solar Roof or integrated solar and Powerwall system. Our solar PPAs, offered primarily to commercial customers, charge a fee per kilowatt-hour based on the amount of electricity produced by our solar energy systems.

Manufacturing

We currently have manufacturing facilities in the US in Northern California, in Buffalo, New York, Gigafactory New York; in Austin, Texas, Gigafactory Texas and near Reno, Nevada, Gigafactory Nevada. At these facilities, we manufacture and assemble, among other things, vehicles, certain vehicle parts and components, such as our battery packs and battery cells, energy storage components and solar products and components.

Internationally, we also have manufacturing facilities in China (Gigafactory Shanghai) and Germany (Gigafactory Berlin-Brandenburg), which allows us to increase the affordability of our vehicles for customers in local markets by reducing transportation and manufacturing costs and eliminating the impact of unfavorable tariffs. Generally, we continue to expand production capacity at our existing facilities. We also intend to further increase cost-competitiveness in our significant markets by strategically adding local manufacturing.

Supply Chain

Our products use thousands of parts that are sourced from hundreds of suppliers across the world. We have developed close relationships with vendors of key parts such as battery cells, electronics and complex vehicle assemblies. Certain components purchased from these suppliers are shared or are similar across many product lines, allowing us to take advantage of pricing efficiencies from economies of scale.

As is the case for some automotive companies, some of our procured components and systems are sourced from single suppliers. Where multiple sources are available for certain key components, we work to qualify multiple suppliers for them where it is sensible to do so in order to minimize potential production risks due to disruptions in their supply. We also mitigate risk by maintaining safety stock for key parts and assemblies and die banks for components with lengthy procurement lead times.

Our products use various raw materials including aluminum, steel, cobalt, lithium, nickel and copper. Pricing for these materials is governed by market conditions and may fluctuate due to various factors outside of our control, such as supply and demand and market speculation. We strive to execute long-term supply contracts for such materials at competitive pricing when feasible, and we currently believe that we have adequate access to raw materials supplies to meet the needs of our operations.

Governmental Programs, Incentives and Regulations

Globally, the ownership of our products by our customers is impacted by various government credits, incentives, and policies. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions.

The operation of our business is also impacted by various government programs, incentives, and other arrangements. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Programs and Incentives

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, including through providing tax credits to consumers. For example, qualifying Tesla customers may receive up to $7,500 in federal tax credits for the purchase of qualified electric vehicles in the U.S through 2032.

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

For example, energy storage systems that are charged using solar energy may be eligible for the solar energy-related U.S. federal tax credits described below. The Federal Energy Regulatory Commission (“FERC”) has also taken steps to enable the participation of energy storage in wholesale energy markets. In addition, California and a number of other states have adopted procurement targets for energy storage, and behind-the-meter energy storage systems qualify for funding under the California Self Generation Incentive Program. Our customers primarily benefit directly under these programs. In certain instances our customers may transfer such credits to us as contract consideration. In such transactions, they are included as a component of energy generation and storage revenues in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pursuant to the IRA, under Sections 48, 48E and 25D of the Internal Revenue Code (”IRC”), standalone energy storage technology is eligible for a tax credit between 6% and 50% of qualified expenditures, regardless of the source of energy, which may be claimed by our customers for storage systems they purchase or by us for arrangements where we own the systems. These tax credits are primarily for the benefit of our customers and are currently scheduled to phase-out starting in 2032 or later.

Solar Energy System Incentives and Policies

U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements and rebates.

In particular, pursuant to the IRA, Sections 48, 48E and 25D of the IRC provides a tax credit between 6% and 70% of qualified commercial or residential expenditures for solar energy systems, which may be claimed by our customers for systems they purchase, or by us for arrangements where we own the systems for properties that meet statutory requirements. These tax credits are primarily for the direct benefit of our customers and are currently scheduled to phase-out starting in 2023 or later.

Regulations

Vehicle Safety and Testing

In the U.S., our vehicles are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”) and the NHTSA bumper standard. Numerous FMVSS apply to our vehicles, such as crash-worthiness and occupant protection requirements. Our current vehicles fully comply and we expect that our vehicles in the future will fully comply with all applicable FMVSS with limited or no exemptions, however, FMVSS are subject to change from time to time. As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS and the NHTSA bumper standard, or otherwise are exempt, before the vehicles may be imported or sold in the U.S.

We are also required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, labeling requirements and other information provided to customers in writing, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, a Standing General Order requiring reports regarding crashes involving vehicles equipped with advanced driver assistance systems, and additional requirements for cooperating with compliance and safety investigations and recall reporting. The U.S. Automobile Information and Disclosure Act also requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, federal law requires inclusion of fuel economy ratings, as determined by the U.S. Department of Transportation and the Environmental Protection Agency (the “EPA”), and New Car Assessment Program ratings as determined by NHTSA, if available.

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

Self-Driving Vehicles

Generally, laws pertaining to self-driving vehicles are evolving globally, and in some cases may create restrictions on features that we develop. While there are currently no federal U.S. regulations pertaining specifically to self-driving vehicles or self-driving equipment, NHTSA has published recommended guidelines on self-driving vehicles, apart from the FMVSS and manufacturer reporting obligations, and retains the authority to investigate and/or take action on the safety or compliance of any vehicle, equipment or features operating on public roads. Certain U.S. states also have legal restrictions on the operation, registration or licensure of self-driving vehicles, and many other states are considering them. This regulatory patchwork increases the legal complexity with respect to self-driving vehicles in the U.S.

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

Automobile Manufacturer and Dealer Regulation

In the U.S., state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Certain states have asserted that the laws in such states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or that they otherwise restrict a manufacturer’s ability to deliver or perform warranty repairs on vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we generally conduct the sale out of the state. In certain such states, we have opened “galleries” that serve an educational purpose and where sales may not occur.

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

We use lithium-ion cells in our high voltage battery packs in our vehicles and energy storage products. The use, storage and disposal of our battery packs are regulated under existing laws and are the subject of ongoing regulatory changes that may add additional requirements in the future. We have agreements with third party battery recycling companies to recycle our battery packs, and we are also piloting our own recycling technology.

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

We believe that our vehicles compete in the market based on both their traditional segment classification as well as their propulsion technology. For example, Model S and Model X compete primarily with premium sedans and premium SUVs and Model 3 and Model Y compete with small to medium-sized sedans and compact SUVs, which are extremely competitive markets. Competing products typically include internal combustion vehicles from more established automobile manufacturers; however, many established and new automobile manufacturers have entered or have announced plans to enter the market for electric and other alternative fuel vehicles. Overall, we believe these announcements and vehicle introductions, including the introduction of electric vehicles into rental car company fleets, promote the development of the electric vehicle market by highlighting the attractiveness of electric vehicles relative to the internal combustion vehicle. Many major automobile manufacturers have electric vehicles available today in major markets including the U.S., China and Europe, and other current and prospective automobile manufacturers are also developing electric vehicles. In addition, several manufacturers offer hybrid vehicles, including plug-in versions.

We believe that there is also increasing competition for our vehicle offerings as a platform for delivering self-driving technologies, charging solutions and other features and services, and we expect to compete in this developing market through continued progress on our Autopilot, FSD and neural network capabilities, Supercharger network and our infotainment offerings.

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

Environmental, Social and Governance (ESG) and Human Capital Resources

ESG

The very purpose of Tesla's existence is to accelerate the world's transition to sustainable energy. We believe the world cannot reduce carbon emissions without addressing both energy generation and consumption, and we are designing and manufacturing a complete energy and transportation ecosystem to achieve this goal. As we expand, we are building each new factory to be more efficient and sustainably designed than the previous one, including with respect to per-unit waste reduction and resource consumption, including water and energy usage. We are focused on further enhancing sustainability of operations outside of our direct control, including reducing the carbon footprint of our supply chain.

We are committed to sourcing only responsibly produced materials, and our suppliers are required to provide evidence of management systems that ensure social, environmental and sustainability best practices in their own operations, as well as to demonstrate a commitment to responsible sourcing into their supply chains. We have a zero-tolerance policy when it comes to child or forced labor and human trafficking by our suppliers and we look to the Organization for Economic Co-operation and Development Due Diligence Guidelines to inform our process and use feedback from our internal and external stakeholders to find ways to continually improve. We are also driving safety in our own factories by focusing on worker engagement. Our incidents per vehicle continue to drop even as our production volumes increase. We also strive to be an employer of choice by offering compelling, impactful jobs with best in-industry benefits.

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

Human Capital Resources

Our greatest asset is our people and we continue to attract the best and brightest with our competitive pay and benefits package which starts with ownership. We offer employees the opportunity to receive equity during their employment and share in the success of Tesla. As of December 31, 2022, our full-time count for our and our subsidiaries’ employees worldwide was 127,855, a 29,000 year over year increase.

We are committed to providing a workplace where our employees feel respected and appreciated. Human Resource (“HR”) Partners for each functional area are introduced in new hire orientation so employees know whom to contact with questions or concerns. HR Partners are visible throughout facilities and are actively involved in driving culture and engagement alongside business leaders.

Our policies are designed to promote fairness and respect for everyone. We hire, evaluate, and promote employees based on their skills and performance. Everyone is expected to be trustworthy, demonstrate excellence in their performance, and collaborate with others. With this in mind, we will not tolerate certain behaviors. These include harassment, retaliation, violence, intimidation, and discrimination of any kind on the basis of race, color, religion, national origin, gender, sexual orientation, gender identity, gender expression, age, disability or veteran status.

To ensure this, anti-harassment training is conducted on day one of new hire orientation for all employees. In addition, we run various leadership development programs throughout the year aimed at enhancing leaders’ skills, and in particular, helping them to understand how to appropriately respond to employee concerns.

Through our See Something, Say Something program, employees are encouraged to speak up both in regard to misconduct and safety concerns. They can do so by contacting the integrity line, submitting concerns through our Take Charge process, or notifying their HR Partner or any member of management. Concerns are reviewed in accordance with established protocols by investigators with expertise, who also review for trends and outcomes for remediation and appropriate controls.

Responding to questions timely is key so we implemented HR Answer Bars in the factories where employees can easily access and speak with an HR representative immediately regarding career advice, benefits or any concerns the employee may have. We have also implemented an HR Chatbot for 24x7 answers to team members’ questions.

To continue innovating and changing the world for the better, we must ensure we have a talented and engaged workforce with ample opportunity to contribute to our mission and grow professionally. We are focused on intentionally creating pathways to career opportunities across Tesla through strategic initiatives such as:

•
Internships and Apprenticeships - Over 3,000 university and community college students from around the world are hired into internship and apprenticeship opportunities at Tesla annually. We recruit from over 100 collegiate institutions and diverse student organizations, attracting top talent passionate about accelerating the world’s transition to sustainable energy.
•
Tesla START - Tesla START is an intensive training program providing individuals with the skills necessary for a successful technician role at Tesla. We partner with 13 colleges across the country to integrate Tesla START into automotive, collision and manufacturing curriculums to provide individuals with a smooth transition from college to full-time employment. In 2022, we had over 200 graduates from Tesla START programs, with an additional 100+ graduating in the coming weeks from our winter classes.
•
High School Graduate Pathways - Tesla's Manufacturing Development Program is designed to provide graduating high school seniors with the financial resources, coursework and experience they need to start a successful manufacturing career at Tesla. We hired 144 graduates through this program in 2022, and our goal in 2023 is to grow this program 2.5X to over 360 students annually across our Fremont Factory, Gigafactory Nevada, Gigafactory Texas, and Gigafactory New York.

At Tesla, our employees show up passionate about making a difference in the world and for each other. With a majority-minority workforce, empowering our employee resource groups to take charge in driving initiatives that attract, develop and retain our passionate workforce is vital to our continued success.

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

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Government regulations and shifting social behaviors have, at times, limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic.

For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of semiconductors, which has caused challenges in our supply chain and production. In addition, labor shortages resulting from the pandemic, including worker absenteeism, has led to increased difficulty in hiring and retaining manufacturing and service workers, as well as increased labor costs and supplier delays. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. The contingencies inherent in the ramp at new facilities such as Gigafactory Berlin-Brandenburg and Gigafactory Texas may be exacerbated by these challenges. Additionally, infection rates and regulations continue to fluctuate in various regions, which may impact operations. For example, in 2022, spikes in COVID-19 cases in Shanghai resulted in the temporary shutdown of Gigafactory Shanghai, as well as parts of our supply chain, and impacted our ability to deliver cars.

We cannot predict the duration or direction of current global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and attempt to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. Lastly, rising interest rates may lead to consumers to increasingly pull back spending, including on our products, which may harm our demand, business and operating results. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition and operating results may be harmed.

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

In particular, our future business depends in large part on increasing the production of mass-market vehicles including Model 3 and Model Y. In order to be successful, we will need to implement, maintain and ramp efficient and cost-effective manufacturing capabilities, processes and supply chains and achieve the design tolerances, high quality and output rates we have planned at our manufacturing facilities in California, Nevada, Texas, China, Germany and any future sites. We will also need to hire, train and compensate skilled employees to operate these facilities. Bottlenecks and other unexpected challenges such as those we experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our Model 3 and Model Y ramps or be unable to meet our related cost and profitability targets.

We have experienced, and may also experience similar future delays in launching and/or ramping production of our energy storage products and Solar Roof; new product versions or variants; new vehicles; and future features and services based on artificial intelligence. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to build and bring online future manufacturing facilities and products.

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

Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production. In addition, a spike in COVID-19 cases in Shanghai in early 2022 led to temporary manufacturing shutdowns of certain of our suppliers. We have used alternative parts and programmed software to mitigate certain challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production, such as for Model 3 and Model Y, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. We have faced in the past, and may face suppliers who are unwilling or unable to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited vehicle manufacturing experience outside of the Fremont Factory and Gigafactory Shanghai and we may experience issues increasing the level of localized procurement at Gigafactory Berlin-Brandenburg and Gigafactory Texas. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in light of the increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

Because we do not have independent dealer networks, we are responsible for delivering all of our vehicles to our customers. As our production volumes continue to grow, we have faced in the past, and may face challenges with deliveries at increasing volumes, particularly in international markets requiring significant transit times. We have also deployed a number of delivery models, such as deliveries to customers’ homes and workplaces and touchless deliveries, but there is no guarantee that such models will be scalable or be accepted globally. Likewise, as we ramp our energy products, we are working to substantially increase our production and installation capabilities. If we experience production delays or inaccurately forecast demand, our business, financial condition and operating results may be harmed.

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

Though we continue to see increased interest and adoption of electric vehicles, if the market for electric vehicles in general and Tesla vehicles in particular does not develop as we expect, develops more slowly than we expect, or if demand for our vehicles decreases in our markets or our vehicles compete with each other, our business, prospects, financial condition and operating results may be harmed.

In addition, electric vehicles still constitute a small percentage of overall vehicle sales. As a result, the market for our vehicles could be negatively affected by numerous factors, such as:

•
perceptions about electric vehicle features, quality, safety, performance and cost;
•
perceptions about the limited range over which electric vehicles may be driven on a single battery charge, and access to charging facilities;
•
competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•
volatility in the cost of oil, gasoline and energy, such as wide fluctuations in crude oil prices during 2020;
•
government regulations and economic incentives and conditions; and
•
concerns about our future viability.

Finally, the target demographics for our vehicles, particularly Model 3 and Model Y, are highly competitive. Sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to further volatility.

We face strong competition for our products and services from a growing list of established and new competitors.

The worldwide automotive market is highly competitive today and we expect it will become even more so in the future. For example, Model 3 and Model Y face competition from existing and future automobile manufacturers in the extremely competitive entry-level premium sedan and compact SUV markets. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered, or are reported to have plans to enter, the market for electric and other alternative fuel vehicles, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and other vehicle applications and software platforms. In some cases, our competitors offer or will offer electric vehicles in important markets such as China and Europe, and/or have announced an intention to produce electric vehicles exclusively at some point in the future. Many of our competitors have significantly more or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in our lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which may harm our business, financial condition and operating results.

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

Risks Related to Our Operations

We may experience issues with lithium-ion cells or other components manufactured at our Gigafactories, which may harm the production and profitability of our vehicle and energy storage products.

Our plan to grow the volume and profitability of our vehicles and energy storage products depends on significant lithium-ion battery cell production, including by our partner Panasonic at Gigafactory Nevada. We also produce several vehicle components at our Gigafactories, such as battery modules and packs and drive units, and manufacture energy storage products. In the past, some of the manufacturing lines for certain product components took longer than anticipated to ramp to their full capacity, and additional bottlenecks may arise in the future as we continue to increase the production rate and introduce new lines. In addition, as the IRA provides new incentives for domestic energy production and manufacturing, we may face increasing competition from other automobile manufacturers as well as suppliers for the resources and capacity to build additional factories and expand our operations domestically. If we are unable to or otherwise do not maintain and grow our respective operations, or if we are unable to do so cost-effectively or hire and retain highly-skilled personnel there, our ability to manufacture our products profitably would be limited, which may harm our business and operating results.

Finally, the high volumes of lithium-ion cells and battery modules and packs manufactured by us and by our suppliers are stored and recycled at our various facilities. Any mishandling of these products may cause disruption to the operation of such facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Any such disruptions or issues may harm our brand and business.

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

Our products are also highly dependent on software, which is inherently complex and may contain latent defects or errors or be subject to external attacks. Issues experienced by our customers have included those related to taillights, seat belt chimes and display screens in certain Tesla models. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy our customers. While we have performed, and continue to perform, extensive internal testing on our products and features, we currently have a limited frame of reference by which to evaluate their long-term quality, reliability, durability and performance characteristics. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for customers.

We may be required to defend or insure against product liability claims.

The automobile industry generally experiences significant product liability claims, and as such we face the risk of such claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our vehicles have been involved and we expect in the future will be involved in accidents resulting in death or personal injury, and such accidents where Autopilot, Enhanced Autopilot or FSD Capability features are engaged are the subject of significant public attention, especially in light of NHTSA’s Standing General Order requiring reports regarding crashes involving vehicles with advanced driver assistance systems. We have experienced, and we expect to continue to face, claims and regulatory scrutiny arising from or related to misuse or claimed failures or alleged misrepresentations of such new technologies that we are pioneering. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. Likewise, as our solar energy systems and energy storage products generate and store electricity, they have the potential to fail or cause injury to people or property. Any product liability claim may subject us to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require us to defend it, all of which may generate negative publicity and be expensive and time-consuming. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds and not by insurance.

We will need to maintain public credibility and confidence in our long-term business prospects in order to succeed.

In order to maintain and grow our business, we must maintain credibility and confidence among customers, suppliers, analysts, investors, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be challenging due to our limited operating history relative to established competitors; customer unfamiliarity with our products; any delays we may experience in scaling manufacturing, delivery and service operations to meet demand; competition and uncertainty regarding the future of electric vehicles or our other products and services; our quarterly production and sales performance compared with market expectations; and other factors including those over which we have no control. In particular, Tesla’s products, business, results of operations, and statements and actions of Tesla and its management are well-publicized by a range of third parties. Such attention can include criticism, which may be exaggerated or unfounded, such as speculation regarding the sufficiency or stability of our management team. Any such negative perceptions, whether caused by us or not, may harm our business and make it more difficult to raise additional funds if needed.

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

The profitability of any directly-leased vehicles returned to us at the end of their leases depends on our ability to accurately project our vehicles’ residual values at the outset of the leases, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles and the pricing of new vehicles. We have made in the past and may make in the future certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and reduce the profitability of our vehicle leasing program. The funding and growth of this program also rely on our ability to secure adequate financing and/or business partners. If we are unable to adequately fund our leasing program through internal funds, partners or other financing sources, and compelling alternative financing programs are not available for our customers who may expect or need such options, we may be unable to grow our vehicle deliveries. Furthermore, if our vehicle leasing business grows substantially, our business may suffer if we cannot effectively manage the resulting greater levels of residual risk.

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

We are party to an operating lease and a research and development agreement through the State University of New York (the “SUNY Foundation”). These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As of December 31, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations, in particular our production ramp of the Solar Roof or other components. Any of the foregoing events may harm our business, financial condition and operating results.

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

We are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies Corp., a developer and manufacturer of space launch vehicles, Chief Executive Officer of Twitter, Inc., a social media company, and is involved in other emerging technology ventures.

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

It is not uncommon for employees of certain trades at companies such as ours to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. From time to time, labor unions have engaged in campaigns to organize certain of our operations, as part of which such unions have filed unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”), and they may do so in the future. In September 2019, an administrative law judge issued a recommended decision for Tesla on certain issues and against us on certain others. In March 2021, the NLRB adopted a portion of the recommendation and overturned others. Tesla appealed the decision to the United States Circuit Court for the Fifth Circuit, which is currently pending. Any unfavorable ultimate outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as suppliers and trucking and freight companies. Any work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and may harm our business and operating results.

We may choose to or be compelled to undertake product recalls or take other similar actions.

As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from various hardware and software-related safety defect or non-compliance determinations. In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that contradicts it. In the future, we may voluntarily or involuntarily initiate recalls if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. Federal Motor Vehicle Safety Standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.

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

If our warranty reserves are inadequate to cover future warranty claims on our products, our financial condition and operating results may be harmed. Warranty reserves include our management’s best estimates of the projected costs to repair or to replace items under warranty, which are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to products that we have introduced relatively recently and/or that we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

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

The terms of certain of our debt facilities contain, and any of our other future debt agreements may contain, covenant restrictions that may limit our ability to operate our business, including restrictions on our and/or our subsidiaries’ ability to, among other things, incur additional debt or create liens. In addition, under certain circumstances we are required to comply with a fixed charge coverage ratio. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

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

As of December 31, 2022, we and our subsidiaries had outstanding $2.06 billion in aggregate principal amount of indebtedness (see Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar, currently primarily the Chinese yuan, euro, pound sterling and Norwegian krone. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced, and are currently experiencing. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the Chinese yuan and Japanese yen. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. Moreover, while we undertake limited hedging activities intended to offset the impact of currency translation exposure, it is impossible to predict or eliminate such impact. As a result, our operating results may be harmed.

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

Government and economic incentives that support the development and adoption of electric vehicles in the U.S. and abroad, including certain tax exemptions, tax credits and rebates, may be reduced, eliminated or exhausted from time to time. For example, previously available incentives favoring electric vehicles in areas including Ontario, Canada, Netherlands, Italy, Hong Kong and California have expired or were cancelled or temporarily unavailable, and in some cases were not eventually replaced or reinstituted, which may have negatively impacted sales. Certain government and economic incentives, similar to the IRA, may also be implemented that provide benefits to manufacturers who assemble domestically, have local suppliers or have other characteristics that may not apply to Tesla. Such developments could negatively impact demand for our vehicles, and we and our customers may have to adjust to them, including through pricing modifications.

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

As we grow our manufacturing operations in additional regions, we are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China, Germany and other locations abroad, including laws relating to the use, handling, storage, recycling, disposal and/or human exposure to hazardous materials, product material inputs and post-consumer products and with respect to constructing, expanding and maintaining our facilities. New, or changes in, environmental and climate change laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant, and any failures to comply could result in significant expenses, delays or fines. In addition, as we have increased our employee headcount and operations, we are and may continue to be subject to increased scrutiny, including litigation and government investigations relating to allegations such as discrimination and workplace misconduct, that we will need to defend against. If we are unable to successfully defend ourselves in such litigation or government investigations, it may harm our brand, ability to attract and retain qualified employees, business and financial condition. We are also subject to laws and regulations applicable to the supply, manufacture, import, sale, service and performance of our products both domestically and abroad. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions that are often materially different from equivalent requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in all countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

In particular, we offer in our vehicles in certain markets Autopilot and FSD Capability features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our Autopilot and FSD Capability technology. There are a variety of international, federal and state regulations that may apply to, and may adversely affect, the design and performance, sale, registration and operation of Autopilot and FSD Capability, and future capability, including full self-driving vehicles that may not be operated by a human driver. This includes many existing vehicle standards that were not originally intended to apply to vehicles that may not be operated by a human driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay, restrict or prohibit the availability of certain functionalities and vehicle designs, which could adversely affect our business.

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

While we intend to continue to leverage our most effective sales strategies, including sales through our website, we may not be able to sell our vehicles through our own stores in certain states in the U.S. with laws that may be interpreted to impose limitations on this direct-to-consumer sales model. It has also been asserted that the laws in some states limit our ability to obtain dealer licenses from state motor vehicle regulators, and such assertions persist. In certain locations, decisions by regulators permitting us to sell vehicles have been, and may be, challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. We have prevailed in many of these lawsuits and such results have reinforced our continuing belief that state franchise laws were not intended to apply to a manufacturer that does not have franchise dealers anywhere in the world. In some states, there have also been regulatory and legislative efforts by dealer associations to propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate. The application of state laws applicable to our operations continues to be difficult to predict.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $384.29 per share and a low of $101.81 per share, as adjusted to give effect to the three-for-one stock split in the form of a stock dividend in August 2022 (the “2022 Stock Split”). The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

We may provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new product manufacturing ramps. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs and planned cost reductions. If our guidance varies from actual results, such as due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

If Elon Musk were forced to sell shares of our common stock, either that he has pledged to secure certain personal loan obligations, or in satisfaction of other obligations, such sales could cause our stock price to decline.

Certain banking institutions have made extensions of credit to Elon Musk, our Chief Executive Officer, a portion of which was used to purchase shares of common stock in certain of our public offerings and private placements at the same prices offered to third-party participants in such offerings and placements. We are not a party to these loans, which are partially secured by pledges of a portion of the Tesla common stock currently owned by Mr. Musk. If the price of our common stock were to decline substantially, Mr. Musk may be forced by one or more of the banking institutions to sell shares of Tesla common stock to satisfy his loan obligations if he could not do so through other means. Any such sales could cause the price of our common stock to decline further. Further, Mr. Musk from time to time may commit to investing in significant business or other ventures, and as a result, be required to sell shares of our common stock in satisfaction of such commitments.

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

Primary Manufacturing Facilities	Location	Owned or Leased
Gigafactory Texas	Austin, Texas	Owned
Fremont Factory	Fremont, California	Owned
Gigafactory Nevada	Sparks, Nevada	Owned
Gigafactory Berlin-Brandenburg	Grunheide, Germany	Owned
Gigafactory Shanghai	Shanghai, China	*
Gigafactory New York	Buffalo, New York	Leased
Megafactory	Lathrop, California	Leased

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

The German Umweltbundesamt issued our subsidiary in Germany a notice and fine in the amount of 12 million euro alleging its non-compliance under applicable laws relating to market participation notifications and take-back obligations with respect to end-of-life battery products required thereunder. In response to Tesla’s objection, the German Umweltbundesamt issued Tesla a revised fine notice dated April 29, 2021 in which it reduced the original fine amount to 1.45 million euro. This is primarily relating to administrative requirements, but Tesla has continued to take back battery packs, and filed a new objection in June 2021. A hearing took place on November 24, 2022, and the parties reached a settlement which resulted in a further reduction of the fine to 600,000 euro. Both parties have waived their right to appeal.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at approximately $1.13 per share on June 28, 2010 as adjusted to give effect to the 2022 Stock Split and the five-for-one stock split effected in the form of a stock dividend in August 2020 (the “2020 Stock Split”).

Holders

As of January 25, 2023, there were 8,686 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison, from January 1, 2018 through December 31, 2022, of the cumulative total return on our common stock, The NASDAQ Composite Index and a group of all public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2018 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. For further discussion of our products and services, technology and competitive strengths, refer to Item 1- Business. For discussion related to changes in financial condition and the results of operations for fiscal year 2021-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021, which was filed with the Securities and Exchange Commission on February 7, 2022.

Overview and 2022 Highlights

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

In 2022, we produced 1,369,611 consumer vehicles and delivered 1,313,851 consumer vehicles, despite ongoing supply chain and logistics challenges and factory shutdowns. We are currently focused on increasing vehicle production, capacity and delivery capabilities, improving and developing battery technologies, improving our FSD capabilities, increasing the affordability and efficiency of our vehicles, bringing new products to market and expanding our global infrastructure.

In 2022, we deployed 6.5 GWh of energy storage products and 348 megawatts of solar energy systems. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit and new build solar energy systems.

In 2022, we recognized total revenues of $81.46 billion, respectively, representing an increase of $27.64 billion, compared to the prior year. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

In 2022, our net income attributable to common stockholders was $12.56 billion, representing a favorable change of $7.04 billion, compared to the prior year. We continue to focus on improving our profitability through production and operational efficiencies.

We ended 2022 with $22.19 billion in cash and cash equivalents and investments, representing an increase of $4.48 billion from the end of 2021. Our cash flows provided by operating activities during 2022 and 2021 were $14.72 billion and $11.50 billion, respectively, representing an increase of $3.23 billion. Capital expenditures amounted to $7.16 billion during 2022, compared to $6.48 billion during 2021. Sustained growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects in upcoming periods.

Management Opportunities, Challenges and Uncertainties and 2023 Outlook

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Annual Report on Form 10-K:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	Tooling
Gigafactory Nevada	Tesla Semi	Pilot production
TBD	Tesla Roadster	In development
TBD	Robotaxi & Others	In development

We are focused on growing our manufacturing capacity, which includes ramping all of our production vehicles to their installed production capacities as well as increasing production rate, efficiency and capacity at our current factories. The next phase of production growth will depend on the ramp at Gigafactory Berlin-Brandenburg and Gigafactory Texas, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability.

However, these plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by the new product and manufacturing technologies we are introducing, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control such as the COVID-19 pandemic. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.

Automotive—Demand and Sales

Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability, and for example, have allowed us to competitively price our vehicles in China. We will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through products based on artificial intelligence such as Autopilot and FSD, and other software features, and delivering new vehicles, such as the Tesla Semi in December 2022. Moreover, we expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental awareness.

However, we operate in a cyclical industry that is sensitive to political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, increases in interest rates and any future global impact from the COVID-19 pandemic. For example, in the earlier part of 2022, the automotive industry in general experienced part shortages and supplier disruptions which impacted production leading to a general increase in vehicle pricing. As the year progressed, inflationary pressures increased across the markets in which we operate. In an effort to curb this trend, central banks in developed countries raised interest rates rapidly and substantially, impacting the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and we will continue to adjust accordingly to such developments.

Automotive—Deliveries and Customer Infrastructure

As our production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. Beginning the second half of 2022, due to continuing challenges caused by vehicle transportation capacity during peak delivery periods, we began transitioning to a more even regional mix of vehicle builds each week, which led to an increase in cars in transit at the end of the year. Increasing the exports of vehicles manufactured at Gigafactory Shanghai has also been effective in mitigating the strain on our deliveries in markets outside of the United States, and we expect to benefit further from situating additional factories closer to local markets, including the production launch at Gigafactory Berlin-Brandenburg and Gigafactory Austin. As we expand our manufacturing operations globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, we remain focused on increasing the capability and efficiency of our servicing operations.

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. For Powerwall, better availability and growing grid stability concerns drive higher customer interest. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to seek to improve our installation capabilities and price efficiencies for Solar Roof. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and hire additional personnel, particularly skilled electricians, to support the ramp of Solar Roof.

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products, ramping manufacturing facilities on three continents and piloting the development and manufacture of new battery cell technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to be between $6.00 to $8.00 billion in 2023 and between $7.00 to $9.00 billion in each of the following two fiscal years.

Our business has recently been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to do more vertical integration, expand our product roadmap and provide financing options to our customers. On the other hand, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions and labor availability associated with the COVID-19 pandemic. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.

Operating Expense Trends

As long as we see expanding sales, and excluding the potential impact of macroeconomic conditions including increased labor costs and impairment charges on certain assets as explained below, we generally expect operating expenses relative to revenues to decrease as we continue to increase operational efficiency and process automation. We expect operating expenses to continue to grow in 2023 as we are expanding our operations globally.

In the first quarter of 2021, we invested an aggregate $1.50 billion in bitcoin. As with any investment and consistent with how we manage fiat-based cash and cash-equivalent accounts, we may increase or decrease our holdings of digital assets at any time based on the needs of the business and our view of market and environmental conditions. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale. For any digital assets held now or in the future, these charges may negatively impact our profitability in the periods in which such impairments occur even if the overall market values of these assets increase. For example, in the year ended December 31, 2022, we recorded $204 million of impairment losses resulting from changes to the carrying value of our bitcoin and gains of $64 million on certain conversions of bitcoin into fiat currency by us.

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

The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, the collectability of accounts and financing receivables, inventory valuation, warranties, fair value of long-lived assets, goodwill, fair value of financial instruments, fair value and residual value of operating lease vehicles and solar energy systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Automotive Sales

Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), including access to our FSD features, internet connectivity, Supercharger network and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values, when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, legacy programs offering unlimited free Supercharging and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD is recognized when functionality is delivered to the customer and the portion related to software updates is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

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

We offer resale value guarantees or similar buy-back terms to certain international customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. Under these programs, we receive full payment for the vehicle sales price at the time of delivery and our counterparty has the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value. We account for such automotive sales as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The process to determine whether there is a significant economic incentive includes a comparison of a vehicle’s estimated market value at the time the option is exercisable with the guaranteed resale value to determine the customer’s economic incentive to exercise. On a quarterly basis, we assess the estimated market values of vehicles sold with resale value guarantees to determine whether there have been changes to the likelihood of future product returns. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles and energy products, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.

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

Income Taxes

We are subject to taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union and a number of other countries are actively considering changes in this regard. As of December 31, 2022, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Results of Operations

Revenues

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Automotive sales	$67,210	$44,125	$24,604	$23,085	52%	$19,521	79%
Automotive regulatory credits	1,776	1,465	1,580	311	21%	(115)	(7)%
Automotive leasing	2,476	1,642	1,052	834	51%	590	56%
Total automotive revenues	71,462	47,232	27,236	24,230	51%	19,996	73%
Services and other	6,091	3,802	2,306	2,289	60%	1,496	65%
Total automotive & services and other segment revenue	77,553	51,034	29,542	26,519	52%	21,492	73%
Energy generation and storage segment revenue	3,909	2,789	1,994	1,120	40%	795	40%
Total revenues	$81,462	$53,823	$31,536	$27,639	51%	$22,287	71%

Automotive & Services and Other Segment

Automotive sales revenue includes revenues related to cash and financing deliveries of new Model S, Model X, Semi, Model 3, and Model Y vehicles, including access to our FSD features, internet connectivity, free Supercharging programs and over-the-air software updates. These deliveries are vehicles that are not subject to lease accounting.

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

Services and other revenue consists of non-warranty after-sales vehicle services and parts, paid Supercharging, sales of used vehicles, retail merchandise and vehicle insurance revenue.

2022 compared to 2021

Automotive sales revenue increased $23.09 billion, or 52%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase of 347,024 Model 3 and Model Y deliveries, and an increase of 38,183 Model S and Model X deliveries year over year. This was achieved from production ramping of Model Y at Gigafactory Shanghai and the Fremont Factory as well as the start of production at Gigafactory Berlin-Brandenburg and Gigafactory Texas in 2022, at a higher combined average selling price from a higher proportion of Model Y sales despite a negative impact from the United States dollar strengthening against other foreign currencies in 2022 compared to the prior period. There was also an increase in production of Model S and Model X and an increase in the combined average selling price of Model S and Model X with a higher proportion of Model X sales, compared to the prior period as deliveries of the new versions of Model S and Model X began ramping in the second and fourth quarters of 2021, respectively. Further, during the fourth quarter of 2022, we recognized $324 million in revenue related to the general FSD feature release in North America.

Automotive regulatory credits revenue increased $311 million, or 21%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to changes in regulation which entitled us to additional consideration of $288 million in revenue in the first quarter of 2022 for credits sold previously, in the absence of which we had only an immaterial increase in automotive regulatory credits revenue.

Automotive leasing revenue increased $834 million, or 51%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The change is primarily due to an increase in activities under our direct operating lease program as well as an increase in direct sales-type leasing revenue.

Services and other revenue increased $2.29 billion, or 60%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The change is primarily due to increase in used vehicle revenue driven by increases in volume and average selling prices of used Tesla and non-Tesla vehicles, non-warranty maintenance services revenue as our fleet continues to grow, paid Supercharging revenue, insurance services revenue and retail merchandise revenue.

Energy Generation and Storage Segment

Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, financing of solar energy generation products, services related to such products and sales of solar energy systems incentives.

2022 compared to 2021

Energy generation and storage revenue increased $1.12 billion, or 40%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in energy storage deployments of Megapack, Powerwall and higher average selling price of Megapack, as well as on solar cash and loan deployments driven by price increases in 2022.

Cost of Revenues and Gross Margin

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Cost of revenues
Automotive sales	$49,599	$32,415	$19,696	$17,184	53%	$12,719	65%
Automotive leasing	1,509	978	563	531	54%	415	74%
Total automotive cost of revenues	51,108	33,393	20,259	17,715	53%	13,134	65%
Services and other	5,880	3,906	2,671	1,974	51%	1,235	46%
Total automotive & services and other segment cost of revenues	56,988	37,299	22,930	19,689	53%	14,369	63%
Energy generation and storage segment	3,621	2,918	1,976	703	24%	942	48%
Total cost of revenues	$60,609	$40,217	$24,906	$20,392	51%	$15,311	61%

Gross profit total automotive	$20,354	$13,839	$6,977
Gross margin total automotive	28.5%	29.3%	25.6%

Gross profit total automotive & services and other segment	$20,565	$13,735	$6,612
Gross margin total automotive & services and other segment	26.5%	26.9%	22.4%

Gross profit energy generation and storage segment	$288	$(129)	$18
Gross margin energy generation and storage segment	7.4%	(4.6)%	0.9%

Total gross profit	$20,853	$13,606	$6,630
Total gross margin	25.6%	25.3%	21.0%

Automotive & Services and Other Segment

Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, allocations of electricity and infrastructure costs related to our free Supercharging programs and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

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

Cost of services and other revenue includes costs associated with providing non-warranty after-sales services and parts, costs of paid Supercharging, cost of used vehicles including refurbishment costs, costs for retail merchandise, and costs to provide vehicle insurance.

2022 compared to 2021

Cost of automotive sales revenue increased $17.18 billion, or 53%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, in line with the growth in revenue year over year, as discussed above. The average combined cost per unit of Model 3 and Model Y increased year over year due to rising raw material, logistics and warranty costs. There were also idle capacity charges of $306 million primarily related to the temporary suspension of production at Gigafactory Shanghai as well as the ramping up of production in Gigafactory Texas and our proprietary battery cells manufacturing during the year ended December 31, 2022. We had also incurred costs related to the ramp up of production in Gigafactory Berlin-Brandenburg during the year ended December 31, 2022. These increases were partially offset by a decrease in combined average Model S and Model X costs per unit driven by lower average cost for the new versions from ramping up production. Further, these increases in costs of revenue were positively impacted by the United States dollar strengthening against other foreign currencies in 2022 compared to the prior period.

Cost of automotive leasing revenue increased $531 million, or 54%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in cumulative vehicles under our direct operating lease program and an increase in direct sales-type leasing cost of revenues from more activities in the current year.

Cost of services and other revenue increased $1.97 billion, or 51%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The change is primarily due to an increase in used vehicle cost of revenue driven by increases in volume and costs of used Tesla and non-Tesla vehicle sales, an increase in non-warranty maintenance service revenue, and an increase in costs of paid Supercharging, insurance services and retail merchandise.

Gross margin for total automotive decreased from 29.3% to 28.5% in the year ended December 31, 2022 as compared to the year ended December 31, 2021. This was driven by the changes in automotive sales revenue and cost of automotive sales revenue, partially offset by an increase in regulatory credits revenue, as discussed earlier.

Gross margin for total automotive & services and other segment decreased from 26.9% to 26.5% in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the automotive gross margin decrease discussed above, partially offset by an improvement in our services and other gross margin. Additionally, services and other was a higher percentage of the segment gross margin during the year ended 2022 as compared to the prior year.

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

2022 compared to 2021

Cost of energy generation and storage revenue increased $703 million, or 24%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to increases in energy storage deployments of Megapack and Powerwall, as well as higher average cost of solar cash and loan deployments due to increased component costs.

Gross margin for energy generation and storage increased from -4.6% to 7.4% in the year ended December 31, 2022 as compared to the year ended December 31, 2021. This was driven by the growth in energy generation and storage revenue and cost of energy generation and storage revenue as discussed above. Additionally, there was a higher proportion of energy storage sales, which operated at a higher gross margin, within the segment.

Research and Development Expense

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Research and development	$3,075	$2,593	$1,491	$482	19%	$1,102	74%
As a percentage of revenues	4%	5%	5%

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.

R&D expenses increased $482 million, or 19%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily due to a $175 million increase in employee and labor related expenses, a $132 million increase in facilities, outside services, freight and depreciation expense, a $101 million increase in R&D expensed materials and an $87 million increase in stock-based compensation expense. These increases were to support our expanding product roadmap and technologies including our proprietary battery cells. Further, there were additional R&D expenses in the first quarter of 2022 as we were in the pre-production phase at Gigafactory Texas and started production at Gigafactory Berlin-Brandenburg only closer to the end of the first quarter of 2022.

R&D expenses as a percentage of revenue decreased from 5% to 4% in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our R&D expenses have decreased as a proportion of total revenues despite expanding product roadmap and technologies.

Selling, General and Administrative Expense

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Selling, general and administrative	$3,946	$4,517	$3,145	$(571)	(13)%	$1,372	44%
As a percentage of revenues	5%	8%	10%

Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.

SG&A expenses decreased $571 million, or 13%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. This is primarily due to a decrease of $822 million in stock-based compensation expense, most of which is attributable to the lower stock-based compensation expense of $844 million on the 2018 CEO Performance Award. This was partially offset by the overall growth in stock-based compensation due to increased headcount. See Note 13, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There was also a decrease of $87 million in overall employee and labor related expenses driven by a decrease of $340 million of additional payroll tax due to our CEO's option exercises from the 2012 CEO Performance Award in 2021, partially offset by an increase in other employee and labor costs from increased headcount. These decreases were partially offset by an increase of $222 million in facilities-related expenses, and an increase of $117 million in professional services, sales and marketing activities and other costs.

SG&A expenses as a percentage of revenue decreased from 8% to 5% in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our SG&A expenses have decreased as a proportion of total revenues due to the decrease in expenses as discussed above, in addition to operational efficiencies.

Restructuring and Other Expense

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Restructuring and other	$176	$(27)	$—	$203	Not meaningful	$(27)	Not meaningful

During the years ended December 31, 2022 and 2021, we recorded $204 million and $101 million, respectively, of impairment losses on digital assets, respectively. During the years ended December 31, 2022 and 2021, we also realized gains of $64 million and $128 million, respectively, in connection with converting our holdings of digital assets into fiat currency. See Note 3, Digital Assets, Net, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Additionally, we recorded other expenses of $36 million during the second quarter of the year ended December 31, 2022, related to employee terminations.

Interest Income

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Interest income	$297	$56	$30	$241	430%	$26	87%

Interest income increased $241 million, or 430%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to higher interest earned on our cash and cash equivalents and short-term investments during the year ended 2022 compared to the prior period. This was driven by an increase in our average cash and cash equivalents and short-term investments balance and rising interest rates.

Interest Expense

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Interest expense	$(191)	$(371)	$(748)	$180	(49)%	$377	(50)%

Interest expense decreased $180 million, or 49%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily due to the continued reduction in our overall debt balance offset by lower capitalized interest. See Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Other (Expense) Income, Net

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Other (expense) income, net	$(43)	$135	$(122)	$(178)	Not meaningful	$257	Not meaningful

Other (expense) income, net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other (expense) income, net, changed unfavorably by $178 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The change is primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Provision for income taxes	$1,132	$699	$292	$433	62%	$407	139%
Effective tax rate	8%	11%	25%

Our provision for income taxes increased by $433 million, or 62%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the increase in our pre-tax income year over year.

Our effective tax rate decreased from 11% to 8% in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to changes in mix of jurisdictional earnings.

See Note 14, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
(Dollars in millions)	2022	2021	2020	$	%	$	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	$31	$125	$141	$(94)	(75)%	$(16)	(11)%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased by $94 million, or 75%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. These changes were due to a decrease in allocations to financing fund investors.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2022, as well as in the long-term.

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

As discussed in and subject to the considerations referenced in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Risks and 2023 Outlook—Cash Flow and Capital Expenditure Trends in this Annual Report on Form 10-K, we currently expect our capital expenditures to support our projects globally to be between $6.00 to $8.00 billion in 2023 and between $7.00 to $9.00 billion in each of the following two fiscal years. In connection with our operations at Gigafactory New York, we have an agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021, and which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021). We also have an operating lease arrangement with the local government of Shanghai pursuant to which we are required to spend RMB 14.08 billion in capital expenditures at Gigafactory Shanghai by the end of 2023. For details regarding these obligations, refer to Note 15, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2022, we and our subsidiaries had outstanding $2.06 billion in aggregate principal amount of indebtedness, of which $1.02 billion is scheduled to become due in the succeeding 12 months. As of December 31, 2022, our total minimum lease payments was $4.28 billion, of which $1.14 billion is due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 11, Debt, and Note 12, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.

As of December 31, 2022, we had $16.25 billion and $5.93 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $3.42 billion and consisted primarily of Chinese yuan, euros and British pounds. In addition, we had $2.42 billion of unused committed amounts under our credit facilities as of December 31, 2022, which included $2.27 billion under our Credit Agreement which was terminated in January 2023. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases, solar energy systems and the associated customer contracts or various other assets). In January 2023, we entered into an unsecured revolving credit facility providing for a commitment of up to $5.0 billion. For details regarding our indebtedness, refer to Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other investments, to do more vertical integration, expand our product roadmap and provide financing options to our customers.

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net cash provided by operating activities	$14,724	$11,497	$5,943
Net cash used in investing activities	$(11,973)	$(7,868)	$(3,132)
Net cash (used in) provided by financing activities	$(3,527)	$(5,203)	$9,973

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative and working capital. Our operating cash inflows include cash from vehicle sales and related servicing, customer lease and financing payments, customer deposits, cash from sales of regulatory credits and energy generation and storage products. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, operating expenses, operating lease payments and interest payments on our financings.

Net cash provided by operating activities increased by $3.23 billion to $14.72 billion during the year ended December 31, 2022 from $11.50 billion during the year ended December 31, 2021. This increase was primarily due to the increase in net income excluding non-cash expenses, gains and losses of $7.65 billion, offset by the overall increase in net operating assets and liabilities of $4.43 billion. The increase in our net operating assets and liabilities was mainly driven by a larger increase of inventory in the year ended December 31, 2022 as compared to the year ended December 31, 2021, partially offset by a larger increase of accounts payable and accrued liabilities, to support the ramp up in production at our factories and larger increases in other non-current assets and prepaid expenses and other current assets. Additionally, the increase in our net operating assets and other liabilities was partially offset by a larger increase in other long-term liabilities as compared to the prior year.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $7.16 billion for the year ended December 31, 2022 and $6.48 billion for the year ended December 31, 2021, mainly for the expansions of Gigafactory Texas, the Fremont Factory, Gigafactory Berlin-Brandenburg, and Gigafactory Shanghai. We also purchased $5.84 billion of investments in the year ended December 31, 2022. Additionally, cash inflows related to sales of digital assets were $936 million in the year ended December 31, 2022, and net cash outflows related to digital assets were $1.23 billion in the year ended December 31, 2021 from purchases of digital assets for $1.50 billion offset by proceeds from sales of digital assets of $272 million.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $1.68 billion to $3.53 billion during the year ended December 31, 2022 from $5.20 billion during the year ended December 31, 2021. The decrease was primarily due to a $1.92 billion decrease in repayments of convertible and other debt, net of proceeds from issuances of debt. See Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our debt obligations.

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

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $473 million at December 31, 2022 and $277 million at December 31, 2021, assuming no foreign currency hedging.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesla, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tesla, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021.

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

Automotive Warranty Reserve

As described in Note 2 to the consolidated financial statements, total accrued warranty, which primarily relates to the automotive segment, was $3,505 million as of December 31, 2022. The Company provides a manufacturer’s warranty on all new and used Tesla vehicles. A warranty reserve is accrued for these products sold, which includes management’s best estimate of the projected costs to repair or replace items under warranty and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims.

The principal considerations for our determination that performing procedures relating to the automotive warranty reserve is a critical audit matter are the significant judgment by management in determining the automotive warranty reserve for certain Tesla vehicle models; this in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to the nature, frequency and costs of future claims for certain Tesla vehicle models, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the automotive warranty reserve for certain Tesla vehicle models, including controls over management’s significant assumptions related to the nature, frequency and costs of future claims as well as the completeness and accuracy of actual claims incurred to date. These procedures also included, among others, performing one of the following: (i) testing management’s process for determining the automotive warranty reserve for certain Tesla vehicle models or (ii) developing an independent estimate of the automotive warranty reserve for certain Tesla vehicle models and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate. Testing management’s process involved evaluating the reasonableness of significant assumptions related to the nature and frequency of future claims and the related costs to repair or replace items under warranty. Evaluating the assumptions related to the nature and frequency of future claims and the related costs to repair or replace items under warranty involved evaluating whether the assumptions used were reasonable by performing a lookback analysis comparing prior period forecasted claims to actual claims incurred. Developing the independent estimate involved testing the completeness and accuracy of historical vehicle claims processed and testing that such claims were appropriately used by management in the estimation of future claims. Professionals with specialized skill and knowledge were used to assist in developing an independent estimate of the automotive warranty reserve for certain Tesla vehicle models and in evaluating the appropriateness of certain aspects of management’s significant assumptions related to the nature and frequency of future claims.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 30, 2023

We have served as the Company’s auditor since 2005.

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$16,253	$17,576
Short-term investments	5,932	131
Accounts receivable, net	2,952	1,913
Inventory	12,839	5,757
Prepaid expenses and other current assets	2,941	1,723
Total current assets	40,917	27,100
Operating lease vehicles, net	5,035	4,511
Solar energy systems, net	5,489	5,765
Property, plant and equipment, net	23,548	18,884
Operating lease right-of-use assets	2,563	2,016
Digital assets, net	184	1,260
Intangible assets, net	215	257
Goodwill	194	200
Other non-current assets	4,193	2,138
Total assets	$82,338	$62,131
Liabilities
Current liabilities
Accounts payable	$15,255	$10,025
Accrued liabilities and other	7,142	5,719
Deferred revenue	1,747	1,447
Customer deposits	1,063	925
Current portion of debt and finance leases	1,502	1,589
Total current liabilities	26,709	19,705
Debt and finance leases, net of current portion	1,597	5,245
Deferred revenue, net of current portion	2,804	2,052
Other long-term liabilities	5,330	3,546
Total liabilities	36,440	30,548
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in subsidiaries	409	568
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,164 and 3,100 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (1)	3	3
Additional paid-in capital	32,177	29,803
Accumulated other comprehensive (loss) income	(361)	54
Retained earnings (1)	12,885	329
Total stockholders’ equity	44,704	30,189
Noncontrolling interests in subsidiaries	785	826
Total liabilities and equity	$82,338	$62,131

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022. See Note 1, Overview, for details.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Automotive sales	$67,210	$44,125	$24,604
Automotive regulatory credits	1,776	1,465	1,580
Automotive leasing	2,476	1,642	1,052
Total automotive revenues	71,462	47,232	27,236
Energy generation and storage	3,909	2,789	1,994
Services and other	6,091	3,802	2,306
Total revenues	81,462	53,823	31,536
Cost of revenues
Automotive sales	49,599	32,415	19,696
Automotive leasing	1,509	978	563
Total automotive cost of revenues	51,108	33,393	20,259
Energy generation and storage	3,621	2,918	1,976
Services and other	5,880	3,906	2,671
Total cost of revenues	60,609	40,217	24,906
Gross profit	20,853	13,606	6,630
Operating expenses
Research and development	3,075	2,593	1,491
Selling, general and administrative	3,946	4,517	3,145
Restructuring and other	176	(27)	—
Total operating expenses	7,197	7,083	4,636
Income from operations	13,656	6,523	1,994
Interest income	297	56	30
Interest expense	(191)	(371)	(748)
Other (expense) income, net	(43)	135	(122)
Income before income taxes	13,719	6,343	1,154
Provision for income taxes	1,132	699	292
Net income	12,587	5,644	862
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	31	125	141
Net income attributable to common stockholders	$12,556	$5,519	$721

Net income per share of common stock attributable to common stockholders (1)
Basic	$4.02	$1.87	$0.25
Diluted	$3.62	$1.63	$0.21
Weighted average shares used in computing net income per share of common stock (1)
Basic	3,130	2,959	2,798
Diluted	3,475	3,386	3,249

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022. See Note 1, Overview, for details.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$12,587	$5,644	$862
Other comprehensive (loss) income:
Foreign currency translation adjustment	(392)	(308)	399
Unrealized net loss on investments	(23)	(1)	—
Comprehensive income	12,172	5,335	1,261
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	31	125	141
Comprehensive income attributable to common stockholders	$12,141	$5,210	$1,120

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

					Accumulated	(Accumulated
	Redeemable			Additional	Other	Deficit)	Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
	Interests	Shares (1)	Amount (1)	Capital	(Loss) Income	Earnings (1)	Equity	Subsidiaries	Equity
Balance as of December 31, 2019	$643	2,716	$3	$12,736	$(36)	$(6,085)	$6,618	$849	$7,467
Adjustments for prior periods from adopting ASU 2016-13	—	—	—	—	—	(37)	(37)	—	(37)
Reclassification between equity and mezzanine equity for convertible senior notes	—	—	—	(51)	—	—	(51)	—	(51)
Exercises of conversion feature of convertible senior notes	—	5	0	59	—	—	59	—	59
Issuance of common stock for equity incentive awards	—	55	0	417	—	—	417	—	417
Issuance of common stock in public offerings, net of issuance costs of $68	—	103	0	12,269	—	—	12,269	—	12,269
Stock-based compensation	—	—	—	1,861	—	—	1,861	—	1,861
Contributions from noncontrolling interests	7	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	(67)	—	—	—	—	—	—	(132)	(132)
Buy-outs of noncontrolling interests	(4)	—	—	(31)	—	—	(31)	—	(31)
Net income	25	—	—	—	—	721	721	116	837
Other comprehensive income	—	—	—	—	399	—	399	—	399
Balance as of December 31, 2020	$604	2,879	$3	$27,260	$363	$(5,401)	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	—	211	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	2	0	6	—	—	6	—	6
Settlements of warrants	—	112	0	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	107	0	707	—	—	707	—	707
Stock-based compensation	—	—	—	2,299	—	—	2,299	—	2,299
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(66)	—	—	—	—	—	—	(106)	(106)
Buy-outs of noncontrolling interests	(15)	—	—	5	—	—	5	—	5
Net income	43	—	—	—	—	5,519	5,519	82	5,601
Other comprehensive loss	—	—	—	—	(309)	—	(309)	—	(309)
Balance as of December 31, 2021	$568	$3,100	$3	$29,803	$54	$329	$30,189	$826	$31,015
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	—	—	—
Settlements of warrants	—	37	0	0	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	27	0	541	—	—	541	—	541
Stock-based compensation	—	—	—	1,806	—	—	1,806	—	1,806
Distributions to noncontrolling interests	(46)	—	—	—	—	—	—	(113)	(113)
Buy-outs of noncontrolling interests	(11)	—	—	27	—	—	27	(61)	(34)
Net (loss) income	(102)	—	—	—	—	12,556	12,556	133	12,689
Other comprehensive loss	—	—	—	—	(415)	—	(415)	—	(415)
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022. See Note 1, Overview, for details.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$12,587	$5,644	$862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	3,747	2,911	2,322
Stock-based compensation	1,560	2,121	1,734
Inventory and purchase commitments write-downs	177	140	202
Foreign currency transaction net unrealized loss (gain)	81	(55)	114
Non-cash interest and other operating activities	340	245	525
Digital assets loss (gain), net	140	(27)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,124)	(130)	(652)
Inventory	(6,465)	(1,709)	(422)
Operating lease vehicles	(1,570)	(2,114)	(1,072)
Prepaid expenses and other current assets	(1,417)	(271)	(251)
Other non-current assets	(2,551)	(1,291)	(344)
Accounts payable and accrued liabilities	6,029	4,578	2,102
Deferred revenue	1,131	793	321
Customer deposits	155	186	7
Other long-term liabilities	1,904	476	495
Net cash provided by operating activities	14,724	11,497	5,943
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(7,158)	(6,482)	(3,157)
Purchases of solar energy systems, net of sales	(5)	(32)	(75)
Purchases of digital assets	—	(1,500)	—
Proceeds from sales of digital assets	936	272	—
Purchase of intangible assets	(9)	—	(10)
Purchases of investments	(5,835)	(132)	—
Proceeds from maturities of investments	22	—	—
Receipt of government grants	76	6	123
Business combinations, net of cash acquired	—	—	(13)
Net cash used in investing activities	(11,973)	(7,868)	(3,132)
Cash Flows from Financing Activities
Proceeds from issuances of common stock in public offerings, net of issuance costs	—	—	12,269
Proceeds from issuances of debt	—	8,883	9,713
Repayments of convertible and other debt	(3,364)	(14,167)	(11,623)
Collateralized lease repayments	—	(9)	(240)
Proceeds from exercises of stock options and other stock issuances	541	707	417
Principal payments on finance leases	(502)	(439)	(338)
Debt issuance costs	—	(9)	(6)
Proceeds from investments by noncontrolling interests in subsidiaries	—	2	24
Distributions paid to noncontrolling interests in subsidiaries	(157)	(161)	(208)
Payments for buy-outs of noncontrolling interests in subsidiaries	(45)	(10)	(35)
Net cash (used in) provided by financing activities	(3,527)	(5,203)	9,973
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(444)	(183)	334
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,220)	(1,757)	13,118
Cash and cash equivalents and restricted cash, beginning of period	18,144	19,901	6,783
Cash and cash equivalents and restricted cash, end of period	$16,924	$18,144	$19,901
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$2,148	$2,251	$1,088
Supplemental Disclosures
Cash paid during the period for interest, net of amounts capitalized	$152	$266	$444
Cash paid during the period for taxes, net of refunds	$1,203	$561	$115

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

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic, as well as an easing of restrictions on social, business, travel and government activities and functions. There are ongoing global impacts resulting from the pandemic, and we have been affected by temporary manufacturing closures, employment and compensation adjustments and impediments to administrative activities supporting our product deliveries and deployments. In addition, we have experienced and are experiencing the impacts of varying levels of inflation caused by the COVID‐19 pandemic and general global economic conditions.

On August 5, 2022, we increased the number of authorized shares of common stock by 4,000,000,000 shares and our Board of Directors declared the 2022 Stock Split. Each stockholder of record on August 17, 2022 received a dividend of two additional shares of common stock for each then-held share, distributed after close of trading on August 24, 2022. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2022 Stock Split.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP and reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of ASC 810, Consolidation (“ASC 810”), we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We have formed VIEs with financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with solar energy systems and leases under our direct vehicle leasing programs. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of all the VIEs (see Note 16, Variable Interest Entity Arrangements). We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, the collectability of accounts and finance receivables, inventory valuation, warranties, fair value of long-lived assets, goodwill, fair value of financial instruments, fair value and residual value of operating lease vehicles and solar energy systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Year Ended December 31,
	2022	2021	2020
Automotive sales (1)	$67,210	$44,125	$24,604
Automotive regulatory credits	1,776	1,465	1,580
Energy generation and storage sales	3,376	2,279	1,477
Services and other	6,091	3,802	2,306
Total revenues from sales and services	78,453	51,671	29,967
Automotive leasing	2,476	1,642	1,052
Energy generation and storage leasing	533	510	517
Total revenues	$81,462	$53,823	$31,536

(1)
Pricing adjustments on our vehicle offerings can impact the estimate of likelihood that customers would exercise their resale value guarantees, resulting in an adjustment of our sales return reserve on vehicles sold with resale value guarantees. Actual return rates being lower than expected and increases in resale values of our vehicles in 2021 resulted in a net release of our reserve of $365 million for the year ended December 31, 2021, which represented increases in automotive sales revenue. The net release or increase of reserves which impacted automotive sales revenue were immaterial for the years ended December 31, 2022 and December 31, 2020. Further, $324 million of the total revenue recognized as of December 31, 2022 is related to the general FSD feature release in North America in the fourth quarter of 2022.

Automotive Segment

Automotive Sales

Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under ASC 606, including access to our FSD features, internet connectivity, Supercharger network and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values, when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, legacy programs offering unlimited free Supercharging and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD is recognized when functionality is delivered to the customer and the portion related to software updates is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.

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

We offer resale value guarantees or similar buy-back terms to certain international customers who purchase vehicles and who finance their vehicles through one of our specified commercial banking partners. Under these programs, we receive full payment for the vehicle sales price at the time of delivery and our counterparty has the option of selling their vehicle back to us during the guarantee period, which currently is generally at the end of the term of the applicable loan or financing program, for a pre-determined resale value. We account for such automotive sales as a sale with a right of return when we do not believe the customer has a significant economic incentive to exercise the resale value guarantee provided to them at contract inception. The process to determine whether there is a significant economic incentive includes a comparison of a vehicle’s estimated market value at the time the option is exercisable with the guaranteed resale value to determine the customer’s economic incentive to exercise. On a quarterly basis, we assess the estimated market values of vehicles sold with resale value guarantees to determine whether there have been changes to the likelihood of future product returns. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total sales return reserve on vehicles sold with resale value guarantees was $91 million and $223 million as of December 31, 2022 and 2021, respectively, of which $40 million and $91 million was short-term, respectively.

Deferred revenue related to the access to our FSD features, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales consisted of the following (in millions):

	Year ended December 31,
	2022	2021
Deferred revenue— beginning of period	$2,382	$1,926
Additions	1,178	847
Net changes in liability for pre-existing contracts	(67)	(25)
Revenue recognized	(580)	(366)
Deferred revenue— end of period	$2,913	$2,382

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2021 was $472 million as of December 31, 2022, primarily related to the general FSD feature release in North America in the fourth quarter of 2022. We had recognized revenue of $312 million from the deferred revenue balance as of December 31, 2020, for the year ended December 31, 2021. Of the total deferred revenue balance as of December 31, 2022, we expect to recognize $639 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period as discussed above in Automotive Sales.

We have been providing loans for financing our automotive deliveries during the year ended December 31, 2022. We have recorded net financing receivables on the consolidated balance sheets, of which $128 million is recorded within Accounts receivable, net, for the current portion and $665 million is recorded within Other non-current assets for the long-term portion, as of December 31, 2022.

Automotive Regulatory Credits

We earn tradable credits in the operation of our automotive business under various regulations related to ZEVs, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Deferred revenue related to sales of automotive regulatory credits was immaterial as of December 31, 2022 and 2021. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was immaterial for the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously.

Automotive Leasing Revenue

Direct Vehicle Operating Leasing Program

We have outstanding leases under our direct vehicle operating leasing programs in the U.S., Canada and in certain countries in Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the years ended December 31, 2022, 2021 and 2020, we recognized $1.75 billion, $1.25 billion and $752 million of direct vehicle leasing revenue, respectively. As of December 31, 2022 and 2021, we had deferred $407 million and $392 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.

Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Direct Sales-Type Leasing Program

We have outstanding direct leases and vehicles financed by us under loan arrangements accounted for as sales-type leases under ASC 842, Leases (“ASC 842”), in certain countries in Asia and Europe. Depending on the specific program, customers may or may not have a right to return the vehicle to us during or at the end of the lease term. If the customer does not have a right to return, the customer will take title to the vehicle at the end of the lease term after making all contractual payments. Under the programs for which there is a right to return, the purchase option is reasonably certain to be exercised by the lessee and we therefore expect the customer to take title to the vehicle at the end of the lease term after making all contractual payments. Our arrangements under these programs can have terms for up to 72 months. We recognize all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded to automotive leasing revenue over time as customers are invoiced on a monthly basis. For the years ended December 31, 2022, 2021 and 2020, we recognized $683 million, $369 million and $120 million, respectively, of sales-type leasing revenue and $427 million, $234 million and $87 million, respectively, of sales-type leasing cost of revenue.

Services and Other Revenue

Services and other revenue consists of non-warranty after-sales vehicle services and parts, sales of used vehicles, paid Supercharging, retail merchandise and vehicle insurance revenue.

Revenues related to repair and maintenance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within Customer deposits on the consolidated balance sheets. Deferred revenue related to services and other revenue was immaterial as of December 31, 2022 and 2021.

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

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2022 and 2021, deferred revenue related to such customer payments amounted to $863 million and $399 million, respectively, mainly due to milestone payments. Revenue recognized from the deferred revenue balance as of December 31, 2021 and 2020 was $171 million and $93 million for the years ended December 31, 2022 and 2021, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of December 31, 2022, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $210 million. Of this amount, we expect to recognize $12 million in the next 12 months and the remaining over a period up to 25 years.

We have been providing loans for financing our energy generation products during the year ended December 31, 2022. We have recorded net financing receivables on the consolidated balance sheets, of which $24 million is recorded within Accounts receivable, net, for the current portion and $387 million is recorded within Other non-current assets for the long-term portion, as of December 31, 2022.

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

For solar energy systems where customers purchase electricity from us under PPAs prior to January 1, 2019, we have determined that these agreements should be accounted for as operating leases pursuant to ASC 840, Leases. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2022 and 2021, deferred revenue related to such customer payments amounted to $191 million and $198 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term. As of December 31, 2022 and 2021, deferred revenue from rebates and incentives amounted to $25 million and $27 million, respectively.

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

Services and Other

Costs of services and other revenue includes costs associated with providing non-warranty after-sales services and parts, costs of paid Supercharging, cost of used vehicles including refurbishment costs, costs for retail merchandise, and costs to provide vehicle insurance.

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

The Tax Cuts and Jobs Act (“TCJA”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, under which we recorded the corresponding deferred tax assets and liabilities in our consolidated balance sheets, currently subject to valuation allowance.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income consists of foreign currency translation adjustments and unrealized net gains and losses on investments that have been excluded from the determination of net income.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and RSUs granted to employees and for our ESPP to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and RSUs and six months for the ESPP. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.

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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that we have entered into to finance the costs of solar energy systems and vehicles under operating leases. We have determined that the contractual provisions of the funds represent substantive profit-sharing arrangements. We have further determined that the methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit-sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method. We, therefore, determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheet as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheet represent the amounts the third parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and with tax laws effective at the balance sheet date and distributed to the third parties. The third parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of the consolidated balance sheet since these third parties have the right to redeem their interests in the funds for cash or other assets. For certain funds, there may be significant fluctuations in net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries due to changes in the liquidation provisions as time-based milestones are reached.

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

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$12,556	$5,519	$721
Less: Buy-out of noncontrolling interest	(27)	(5)	31
Net income used in computing basic net income per share of common stock	12,583	5,524	690
Less: Dilutive convertible debt	(1)	(9)	—
Net income used in computing diluted net income per share of common stock	$12,584	$5,533	$690

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders, as adjusted to give effect to the 2022 Stock Split (in millions):

	Year Ended December 31,
	2022	2021	2020
Weighted average shares used in computing net income per share of common stock, basic	3,130	2,959	2,798
Add:
Stock-based awards	310	292	198
Convertible senior notes	3	29	141
Warrants	32	106	112
Weighted average shares used in computing net income per share of common stock, diluted	3,475	3,386	3,249

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the 2022 Stock Split (in millions):

	Year Ended December 31,
	2022	2021	2020
Stock-based awards	4	1	6
Convertible senior notes (1)	—	—	3
(1)
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the years ended December 31, 2022 and 2021. Certain convertible senior notes were calculated using the treasury stock method for the year ended December 31, 2020.

Business Combinations

We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We recognize a bargain purchase gain within Other (expense) income, net, in the consolidated statement of operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Our cash equivalents are primarily comprised of money market funds and certificates of deposit.

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

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	December 31,	December 31,	December 31,
	2022	2021	2020
Cash and cash equivalents	$16,253	$17,576	$19,384
Restricted cash included in prepaid expenses and other current assets	294	345	238
Restricted cash included in other non-current assets	377	223	279
Total as presented in the consolidated statements of cash flows	$16,924	$18,144	$19,901

Investments

Investments may be comprised of a combination of marketable securities, including U.S. government securities, corporate debt securities, time deposit, and certain certificates of deposit, which are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income which is included within stockholders’ equity. Available-for-sale marketable securities with maturities greater than three months at the date of purchase are included in short-term investments in our consolidated balance sheets. Interest, dividends, amortization and accretion of purchase premiums and discounts on these investments are included within Interest income in our consolidated statements of operations.

The cost of available-for-sale investments sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale investments are recorded in Other (expense) income, net.

We regularly review all of our investments for declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. The amortized cost basis of our investments approximates its fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily include amounts related to receivables from financial institutions and leasing companies offering various financing products to our customers, sales of energy generation and storage products, sales of regulatory credits to other automotive manufacturers and government rebates already passed through to customers. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of December 31, 2022 and December 31, 2021, we had $753 million and $627 million, respectively, of long-term government rebates receivable in Other non-current assets in our consolidated balance sheets.

Financing Receivables

We provide financing options to our customers for our automotive and energy products. Financing receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the financing receivables. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows.

When originating consumer receivables, we review the credit application, the proposed contract terms, credit bureau information (e.g., FICO score) and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, and applicant credit history as key considerations. Generally, all customers in this portfolio have strong creditworthiness at loan origination.

After origination, we review the credit quality of retail financing based on customer payment activity and aging analysis. For all financing receivables, we define “past due” as any payment, including principal and interest, which is at least 31 days past the contractual due date. As of December 31, 2022, the majority of our financing receivables were at current status with only an immaterial balance being past due. Additionally, as of December 31, 2022, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2022.

We have customer notes receivable under the legacy MyPower loan program, which provided residential customers with the option to finance the purchase of a solar energy system through a 30-year loan and were all originated prior to year 2018. The outstanding balances, net of any allowance for expected credit losses, are presented on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. As of December 31, 2022 and 2021, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $280 million and $299 million, respectively, of which $7 million and $11 million were due in the next 12 months as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the allowance for expected credit losses was $37 million and $41 million, respectively.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in money market funds. These deposits are typically in excess of insured limits. As of December 31, 2022 and December 31, 2021, no entity represented 10% or more of our total receivables balance.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles and energy products, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.

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

Operating Lease Vehicles

Vehicles that are leased as part of our direct vehicle leasing program are classified as operating lease vehicles at cost less accumulated depreciation. We generally depreciate their cost, less residual value, using the straight-line-method to cost of automotive leasing revenue over the contractual period. The gross cost of operating lease vehicles as of December 31, 2022 and December 31, 2021 was $6.08 billion and $5.28 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $1.04 billion and $773 million as of December 31, 2022 and December 31, 2021, respectively.

Digital Assets, Net

We currently account for all digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.

We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level I inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. When the then current carrying value of a digital asset exceeds the fair value determined each quarter, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the prices determined.

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

Long-Lived Assets Including Acquired Intangible Assets

We review our property, plant and equipment, solar energy systems, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2022, 2021 and 2020, we have recognized no material impairments of our long-lived assets.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from three to thirty years.

Goodwill

We assess goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2022, 2021, and 2020, we did not recognize any impairment of goodwill.

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

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2022, 2021, and 2020, we have recognized no impairments of capitalized software costs.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in Other (expense) income, net, in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, we recorded a net foreign currency transaction loss of $89 million, gain of $97 million and loss of $114 million, respectively.

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

	Year Ended December 31,
	2022	2021	2020
Accrued warranty—beginning of period	$2,101	$1,468	$1,089
Warranty costs incurred	(803)	(525)	(312)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	522	102	66
Provision for warranty	1,685	1,056	625
Accrued warranty—end of period	$3,505	$2,101	$1,468

Customer Deposits

Customer deposits primarily consist of cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation. Customer deposits also include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans. Customer deposit amounts vary depending on the vehicle model, the energy product and the country of delivery. With the exception of a nominal order fee, customer deposits are fully refundable on vehicles prior to delivery and fully refundable in the case of an energy generation or storage product prior to the entry into a purchase agreement or in certain cases for a limited time thereafter (in accordance with applicable laws). Customer deposits are included in current liabilities until refunded, forfeited or applied towards the customer’s purchase balance.

Government Assistance Programs and Incentives

Globally, the operation of our business is impacted by various government programs, incentives, and other arrangements. Government incentives are recorded in our consolidated financial statements in accordance with their purpose as a reduction of expense, or an offset to the related capital asset. The benefit is generally recorded when all conditions attached to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. The government incentives received by us are immaterial in all periods presented since the adoption of ASU 2021-10.

Gigafactory New York—New York State Investment and Lease

We have a lease through the Research Foundation for the SUNY Foundation with respect to Gigafactory New York. Under the lease and a related research and development agreement, we are continuing to designate further buildouts at the facility. We are required to comply with certain covenants, including hiring and cumulative investment targets. Under the terms of the arrangement, the SUNY Foundation paid for a majority of the construction costs related to the manufacturing facility and the acquisition and commissioning of certain manufacturing equipment; and we are responsible for any construction or equipment costs in excess of such amount (refer to Note 15, Commitments and Contingencies). This incentive reduces the related lease costs of the facility within the Energy generation and storage cost of revenues and operating expense line items in our consolidated statements of operations.

Gigafactory Shanghai—Land Use Rights and Economic Benefits

We have an agreement with the local government of Shanghai for land use rights at Gigafactory Shanghai. Under the terms of the arrangement, we are required to meet a cumulative capital expenditure target and an annual tax revenue target starting at the end of 2023. In addition, the Shanghai government has granted to our Gigafactory Shanghai subsidiary certain incentives to be used in connection with eligible capital investments at Gigafactory Shanghai (refer to Note 15, Commitments and Contingencies). For the years ended December 31, 2022 and 2021, we received grant funding of $76 million and $6 million, respectively. These incentives offset the related costs of our facilities and are recorded as a reduction of the cost of the capital investment within the Property, plant and equipment, net line item in our consolidated balance sheets. The incentive therefore reduces the depreciation expense over the useful lives of the related equipment.

Nevada Tax Incentives

In connection with the construction of Gigafactory Nevada, we entered into agreements with the State of Nevada and Storey County in Nevada that provide abatements for specified taxes, discounts to the base tariff energy rates and transferable tax credits of up to $195 million in consideration of capital investment and hiring targets that were met at Gigafactory Nevada.

Gigafactory Texas Tax Incentives

In connection with the construction of Gigafactory Texas, we entered into a 20-year agreement with Travis County in Texas pursuant to which we would receive grant funding equal to 70-80% of property taxes paid by us to Travis County and a separate 10-year agreement with the Del Valle Independent School District in Texas pursuant to which a portion of the taxable value of our property would be capped at a specified amount, in each case subject to our meeting certain minimum economic development metrics through our construction and operations at Gigafactory Texas. This incentive is recorded as a reduction of the related expenses within the Cost of automotive revenues and operating expense line items of our consolidated statements of operations.

Defined Contribution Plan

We have a 401(k) savings plan in the U.S. that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and a number of savings plans internationally. Under the 401(k) savings plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. Beginning in January 2022, we began to match 50% of each employee’s contributions up to a maximum of 6% (capped at $3,000) of the employee’s eligible compensation, vested upon one year of service. We recognized $91 million of expenses related to employer contributions for the 401(k) savings plan during the year ended December 31, 2022.

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

On August 16, 2022, the IRA was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, in addition to a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion. These measures may materially affect our consolidated financial statements, and we will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

Recently adopted accounting pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We adopted ASU 2022-06 during 2022. The ASU has not and is currently not expected to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. We adopted the ASU prospectively on January 1, 2022. Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Note 3 – Digital Assets, Net

During the years ended December 31, 2022 and 2021, we purchased and/or received an immaterial amount and $1.50 billion, respectively, of digital assets. As of December 31, 2022, we have converted approximately 75% of our purchases into fiat currency. During the years ended December 31, 2022 and 2021, we recorded $204 million and $101 million of impairment losses on such digital assets, respectively. During the years ended December 31, 2022 and 2021, we realized gains of $64 million and $128 million, respectively, in connection with converting our holdings of digital assets into fiat currency. The gains are presented net of impairment losses in Restructuring and other in the consolidated statements of operations. As of December 31, 2022 and 2021, the carrying value of our digital assets held was $184 million and $1.26 billion, which reflects cumulative impairments of $204 million and $101 million, each period, respectively. The fair market value of such digital assets held as of December 31, 2022 and 2021 was $191 million and $1.99 billion, respectively.

Note 4 – Goodwill and Intangible Assets

Goodwill decreased $6 million within the automotive segment from $200 million as of December 31, 2021 to $194 million as of December 31, 2022. There were no accumulated impairment losses as of December 31, 2022 and 2021.

The net carrying value of our intangible assets decreased from $257 million as of December 31, 2021 to $215 million as of December 31, 2022 mainly from amortization.

Note 5 – Fair Value of Financial Instruments

ASC 820 states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. Our assets and liabilities that were measured at fair value on a recurring basis were as follows (in millions):

	December 31, 2022				December 31, 2021
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$2,188	$2,188	$—	$—	$9,548	$9,548	$—	$—
U.S. government securities	894	—	894	—	—	—	—	—
Corporate debt securities	885	—	885	—	131	—	131	—
Certificates of deposit and time deposits	4,253	—	4,253	—	—	—	—	—
Interest rate swap liabilities	—	—	—	—	31	—	31	—
Total	$8,220	$2,188	$6,032	$—	$9,710	$9,548	$162	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our U.S. government securities, certificates of deposit, time deposits and corporate debt securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments. Our interest rate swaps were classified within Level II of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

Our cash, cash equivalents and investments classified by security type as of December 31, 2022 and 2021 consisted of the following (in millions):

	December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$13,965	$—	$—	$13,965	$13,965	$—
Money market funds	2,188	—	—	2,188	2,188	—
U.S. government securities	897	—	(3)	894	—	894
Corporate debt securities	907	—	(22)	885	—	885
Certificates of deposit and time deposits	4,252	1	—	4,253	100	4,153
Total cash, cash equivalents and short-term investments	$22,209	$1	$(25)	$22,185	$16,253	$5,932

	December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$8,028	$—	$—	$8,028	$8,028	$—
Money market funds	9,548	—	—	9,548	9,548	—
Corporate debt securities	132	—	(1)	131	—	131
Total cash, cash equivalents and short-term investments	$17,708	$—	$(1)	$17,707	$17,576	$131

We record gross realized gains, losses and credit losses as a component of Other (expense) income, net in the consolidated statements of operations. For the years ended December 31, 2022 and 2021, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of December 31, 2022 and December 31, 2021. We have determined that the gross unrealized losses on our investments as of December 31, 2022 and December 31, 2021 were temporary in nature.

The following table summarizes the fair value of our investments by stated contractual maturities as of December 31, 2022 (in millions):

Due in 1 year or less	$5,135
Due in 1 year through 5 years	636
Due in 5 years through 10 years	161
Total	$5,932

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments approximate their fair values, other than our 2.375% Convertible Senior Notes due in 2022 (“2022 Notes”) and 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) (collectively referred to as “Convertible Senior Notes” below).

We estimate the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). The following table presents the estimated fair values and the carrying values (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes (1)	$37	$223	$119	$2,016

(1)
The 2022 Notes were fully settled in the first quarter of 2022.

Note 6 – Inventory

Our inventory consisted of the following (in millions):

	December 31,	December 31,
	2022	2021
Raw materials	$6,137	$2,816
Work in process	2,385	1,089
Finished goods (1)	3,475	1,277
Service parts	842	575
Total	$12,839	$5,757

(1)
Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for sale, used vehicles and energy products available for sale.

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

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2022, 2021 and 2020 we recorded write-downs of $144 million, $106 million and $145 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 7 – Solar Energy Systems, Net

Our solar energy systems, net, consisted of the following (in millions):

	December 31,	December 31,
	2022	2021
Solar energy systems in service	$6,785	$6,809
Initial direct costs related to customer solar energy system lease acquisition costs	104	104
	6,889	6,913
Less: accumulated depreciation and amortization (1)	(1,418)	(1,187)
	5,471	5,726
Solar energy systems under construction	2	18
Solar energy systems pending interconnection	16	21
Solar energy systems, net (2)	$5,489	$5,765
(1)
Depreciation and amortization expense during the years ended December 31, 2022, 2021 and 2020 was $235 million, $236 million and $232 million, respectively.
(2)
As of December 31, 2022 and 2021, there were $802 million and $1.02 billion, respectively, of gross solar energy systems under lease pass-through fund arrangements with accumulated depreciation of $148 million and $165 million, respectively.

Note 8 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	December 31,	December 31,
	2022	2021
Machinery, equipment, vehicles and office furniture	$13,558	$9,953
Tooling	2,579	2,188
Leasehold improvements	2,366	1,826
Land and buildings	7,751	4,675
Computer equipment, hardware and software	2,072	1,414
Construction in progress	4,263	5,559
	32,589	25,615
Less: Accumulated depreciation	(9,041)	(6,731)
Total	$23,548	$18,884

Construction in progress is primarily comprised of construction of Gigafactory Texas and Gigafactory Berlin-Brandenburg, and equipment and tooling related to the manufacturing of our products. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of significant capital asset construction and amortized over the useful lives of the related assets. During the years ended December 31, 2022, 2021 and 2020, we capitalized interest of an immaterial amount, $53 million and $48 million, respectively.

Depreciation expense during the years ended December 31, 2022, 2021 and 2020 was $2.42 billion, $1.91 billion and $1.57 billion, respectively.

Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of December 31, 2022 and 2021, we had cumulatively capitalized gross costs of $2.01 billion and $1.98 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 9 – Accrued Liabilities and Other

Our accrued liabilities and other current liabilities consisted of the following (in millions):

	December 31,	December 31,
	2022	2021
Accrued purchases (1)	$2,747	$2,045
Taxes payable (2)	1,235	1,122
Payroll and related costs	1,026	906
Accrued warranty reserve, current portion	1,025	703
Sales return reserve, current portion	270	265
Operating lease liabilities, current portion	485	368
Other current liabilities	354	310
Total	$7,142	$5,719

(1)
Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase. For the year ended December 31, 2022, accrued purchases increased as we continued construction and expansion of our facilities and operations.
(2)
Taxes payable includes value added tax, sales tax, property tax, use tax and income tax payables.

Note 10 – Other Long-Term Liabilities

Our other long-term liabilities consisted of the following (in millions):

	December 31,	December 31,
	2022	2021
Operating lease liabilities	$2,164	$1,671
Accrued warranty reserve	2,480	1,398
Sales return reserve	51	133
Deferred tax liability	82	24
Other non-current liabilities	553	320
Total other long-term liabilities	$5,330	$3,546

Note 11 – Debt

The following is a summary of our debt and finance leases as of December 31, 2022 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2024 Notes	$—	$37	$37	$—	2.00%	May 2024
Credit Agreement	—	—	—	2,266	Not applicable	July 2023
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025 - January 2031
Total recourse debt	—	44	44	2,266
Non-recourse debt:
Automotive Asset-backed Notes	984	613	1,603	—	0.36-4.64%	December 2023-September 2025
Solar Asset-backed Notes	4	13	17	—	4.80%	December 2026
Cash Equity Debt	28	359	397	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	151	Not applicable	September 2024
Total non-recourse debt	1,016	985	2,017	151
Total debt	1,016	1,029	$2,061	$2,417
Finance leases	486	568
Total debt and finance leases	$1,502	$1,597

The following is a summary of our debt and finance leases as of December 31, 2021 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2022 Notes	$29	$—	$29	$—	2.375%	March 2022
2024 Notes	1	89	91	—	2.00%	May 2024
Credit Agreement	—	1,250	1,250	920	3.25%	July 2023
Solar Bonds	0	7	7	—	4.00-5.75%	January 2022-January 2031
Total recourse debt	30	1,346	1,377	920
Non-recourse debt:
Automotive Asset-backed Notes	1,007	1,706	2,723	—	0.12-5.48%	September 2022-September 2025
Solar Asset and Loan-backed Notes	27	800	844	—	2.87-7.74%	September 2024-September 2049
Cash Equity Debt	24	388	422	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	167	Not applicable	September 2023
Other Loans	—	14	14	21	5.10%	February 2033
Total non-recourse debt	1,058	2,908	4,003	188
Total debt	1,088	4,254	$5,380	$1,108
Finance leases	501	991
Total debt and finance leases	$1,589	$5,245
(1)
There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities, except certain specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases or various other assets and as may be described below.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. As of December 31, 2022, we were in material compliance with all financial debt covenants.

2022 Notes, Bond Hedges and Warrant Transactions

During the first quarter of 2022, the remaining $29 million in aggregate principal amount of the 2022 Notes was converted and settled in cash for their par amount, and 1.2 million shares of our common stock were issued for the applicable conversion premium, as adjusted to give effect to the 2022 Stock Split. The note hedges we entered into in connection with the issuance of the 2022 Notes were automatically settled with the respective conversions of the 2022 Notes, resulting in the receipt of 1.2 million shares of our common stock during the same period, as adjusted to give effect to the 2022 Stock Split. Additionally, during the year ended December 31, 2022, we fully settled the warrants entered into in connection with the issuance of the 2022 Notes, resulting in the issuance of 37.0 million shares of our common stock, as adjusted to give effect to the 2022 Stock Split.

2024 Notes, Bond Hedges and Warrant Transactions

In May 2019, we issued $1.84 billion in aggregate principal amount of our 2024 Notes in a public offering. The net proceeds from the issuance, after deducting transaction costs, were $1.82 billion.

As adjusted to give effect to the 2022 Stock Split, each $1,000 of principal of the 2024 Notes is now convertible into 48.4140 shares of our common stock, which is equivalent to a conversion price of approximately $20.66 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2024 Notes may convert, at their option, on or after February 15, 2024. Further, holders of the 2024 Notes may convert, at their option, prior to February 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, or (3) if specified corporate events occur. Upon conversion, the 2024 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2024 Notes may require us to repurchase all or a portion of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such an event in certain circumstances. Early conversion of notes which are scheduled to settle in the following quarter are classified as current in our consolidated balance sheets.

In connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase 89.1 million shares of our common stock at a price of approximately $20.66 per share, as adjusted to give effect to the 2022 Stock Split. The cost of the convertible note hedge transactions was $476 million. In addition, we sold warrants whereby the holders of the warrants had the option to purchase 89.1 million shares of our common stock at a price of approximately $40.50 per share, as adjusted to give effect to the 2022 Stock Split. We received $174 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and the sale of the warrants were intended to effectively increase the overall conversion price from approximately $20.66 to approximately $40.50 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants were recorded in stockholders’ equity and were not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

The closing price of our common stock exceeded 130% of the applicable conversion price on at least 20 of the last 30 consecutive trading days of each quarter in 2022, causing the 2024 Notes to be convertible by their holders in the subsequent quarter. During the year ended December 31, 2022, $54 million in aggregate principal amount of the 2024 Notes was converted and settled in cash for their par amount, and 2.4 million shares of our common stock were issued for the applicable conversion premium, as adjusted to give effect to the 2022 Stock Split. The note hedges we entered into in connection with the issuance of the 2024 Notes were automatically settled with the respective conversions of the 2024 Notes, resulting in the receipt of 2.4 million shares of our common stock during the same period, as adjusted to give effect to the 2022 Stock Split. As of December 31, 2022, the if-converted value of the notes exceeds the outstanding principal amount by $186 million.

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

In January 2023, we entered into a 5-year senior unsecured revolving credit facility (the “RCF Credit Agreement”) with a syndicate of banks to replace the existing Credit Agreement, which was terminated. The RCF Credit Agreement contains two optional one-year extensions and has a total commitment of up to $5.00 billion, which could be increased up to $7.00 billion under certain circumstances. The underlying borrowings may be used for general corporate purposes. Borrowed funds accrue interest at a variable rate equal to: (i) for dollar-denominated loans, at our election, (a) Term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate; (ii) for loans denominated in pounds sterling, SONIA (the sterling overnight index average reference rate); or (iii) for loans denominated in euros, an adjusted EURIBOR (euro interbank offered rate); in each case, plus an applicable margin. The applicable margin will be based on the rating assigned to our senior, unsecured long-term indebtedness (the “Credit Rating”) from time to time. The fee for undrawn amounts is variable based on the Credit Rating and is currently 0.15% per annum.

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

Solar Asset and Loan-backed Notes

Our subsidiaries pooled and transferred qualifying solar energy systems and the associated customer contracts, our interests in certain financing funds or certain MyPower customer notes receivable into SPEs and issued Solar Asset and Loan-backed Notes backed by these solar assets, interests to investors or MyPower customer notes receivable. The SPEs are wholly owned by us and are consolidated in the financial statements. The cash flows generated by these solar assets and notes receivable, or distributed by the underlying financing funds to certain SPEs are used to service the principal and interest payments on the Solar Asset and Loan-backed Notes and satisfy the SPEs’ expenses, and any remaining cash is distributed to us. The SPEs’ assets and cash flows are not available to our other creditors, and the creditors of the SPEs, including the Solar Asset and Loan-backed Note holders, have no recourse to our other assets. We contracted with certain SPEs to provide operations & maintenance and administrative services for the solar energy systems. As of December 31, 2022, solar assets pledged as collateral for Solar Asset and Loan-backed Notes had a carrying value of $69 million and are included within Solar energy systems, net, on the consolidated balance sheet.

During the year ended December 31, 2022, we early repaid $819 million in aggregate principal of the Solar Asset and Loan-backed Notes and recorded an extinguishment of debt charge of $24 million related to the early repayments in Interest expense in the consolidated statement of operations.

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

Pledged Assets

As of December 31, 2022 and 2021, we had pledged or restricted $2.02 billion and $5.25 billion of our assets (consisting principally of restricted cash, receivables, inventory, solar energy systems, operating lease vehicles, property and equipment and equity interests in certain SPEs) as collateral for our outstanding debt.

Schedule of Principal Maturities of Debt

The future scheduled principal maturities of debt as of December 31, 2022 were as follows (in millions):

	Recourse debt	Non-recourse debt	Total
2023	$0	$1,020	$1,020
2024	37	648	685
2025	4	35	39
2026	0	35	35
2027	—	25	25
Thereafter	3	254	257
Total	$44	$2,017	$2,061

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as cost of revenues or operating expenses depending on the nature of the leased asset. Certain operating leases provide for annual increases to lease payments based on an index or rate. We calculate the present value of future lease payments based on the index or rate at the lease commencement date for new leases. Differences between the calculated lease payment and actual payment are expensed as incurred. Amortization of finance lease assets is recognized over the lease term as cost of revenues or operating expenses depending on the nature of the leased asset. Interest expense on finance lease liabilities is recognized over the lease term within Interest expense in the consolidated statements of operations.

The balances for the operating and finance leases where we are the lessee are presented as follows (in millions) within our consolidated balance sheets:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$2,563	$2,016

Accrued liabilities and other	$485	$368
Other long-term liabilities	2,164	1,671
Total operating lease liabilities	$2,649	$2,039

Finance leases:
Solar energy systems, net	$25	$27
Property, plant and equipment, net	1,094	1,536
Total finance lease assets	$1,119	$1,563

Current portion of long-term debt and finance leases	$486	$501
Long-term debt and finance leases, net of current portion	568	991
Total finance lease liabilities	$1,054	$1,492

The components of lease expense are as follows (in millions) within our consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Operating lease expense:
Operating lease expense (1)	$798	$627	$451

Finance lease expense:
Amortization of leased assets	$493	$415	$348
Interest on lease liabilities	72	89	100
Total finance lease expense	$565	$504	$448

Total lease expense	$1,363	$1,131	$899
(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases where we are the lessee is as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	6.4 years	6.5 years
Finance leases	3.1 years	4.2 years

Weighted-average discount rate:
Operating leases	5.3%	5.0%
Finance leases	5.7%	5.8%

Supplemental cash flow information related to leases where we are the lessee is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$754	$616	$456
Operating cash outflows from finance leases (interest payments)	$75	$89	$100
Financing cash outflows from finance leases	$502	$439	$338
Leased assets obtained in exchange for finance lease liabilities	$58	$486	$188
Leased assets obtained in exchange for operating lease liabilities	$1,059	$818	$553

As of December 31, 2022, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows (in millions):

	Operating	Finance
	Leases	Leases
2023	$610	$534
2024	558	387
2025	490	122
2026	383	52
2027	300	31
Thereafter	805	4
Total minimum lease payments	3,146	1,130
Less: Interest	497	76
Present value of lease obligations	2,649	1,054
Less: Current portion	485	486
Long-term portion of lease obligations	$2,164	$568

As of December 31, 2022, we have excluded from the table above additional operating leases that have not yet commenced with aggregate rent payments of $901 million. These operating leases will commence between fiscal year 2023 and 2024 with lease terms of 2 years to 15 years.

Operating Lease and Sales-type Lease Receivables

We are the lessor of certain vehicle and solar energy system arrangements as described in Note 2, Summary of Significant Accounting Policies. As of December 31, 2022, maturities of our operating lease and sales-type lease receivables from customers for each of the next five years and thereafter were as follows (in millions):

	Operating	Sales-type
	Leases	Leases
2023	$1,212	$202
2024	900	208
2025	463	192
2026	215	174
2027	194	49
Thereafter	1,697	12
Gross lease receivables	$4,681	$837

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

	December 31, 2022	December 31, 2021
Gross lease receivables	$837	$427
Unearned interest income	(95)	(50)
Allowance for expected credit losses	(4)	(1)
Net investment in sales-type leases	$738	$376

Reported as:
Prepaid expenses and other current assets	$164	$73
Other non-current assets	574	303
Net investment in sales-type leases	$738	$376

Lease Pass-Through Financing Obligation

As of December 31, 2022, we have six transactions referred to as “lease pass-through fund arrangements.” Under these arrangements, our wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or PPAs with customers with an initial term not exceeding 25 years.

Under a lease pass-through fund arrangement, the investor makes a large upfront payment to the lessor, which is one of our subsidiaries, and in some cases, subsequent periodic payments. As of December 31, 2022, the future minimum master lease payments to be received from investors, for each of the next five years and thereafter, were as follows (in millions):

2023	$26
2024	18
2025	27
2026	28
2027	29
Thereafter	366
Total	$494

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

As of December 31, 2022, 148.0 million shares were reserved and available for issuance under the 2019 Plan, as adjusted to give effect to the 2022 Stock Split.

The following table summarizes our stock option and RSU activity for the year ended December 31, 2022:

	Stock Options				RSUs
			Weighted-			Weighted-
		Weighted-	Average	Aggregate		Average
	Number of	Average	Remaining	Intrinsic	Number	Grant
	Options	Exercise	Contractual	Value	of RSUs	Date Fair
	(in thousands)	Price	Life (years)	(in billions)	(in thousands)	Value
Beginning of period (1)	357,120	$28.15			34,312	$88.23
Granted	4,120	$226.53			8,714	$239.85
Exercised or released	(7,971)	$27.96			(17,702)	$61.74
Cancelled	(9,705)	$24.25			(3,991)	$140.68
End of period	343,564	$30.65	5.19	$32.79	21,333	$162.32
Vested and expected to vest, December 31, 2022	343,105	$30.61	5.19	$32.75	21,323	$162.33
Exercisable and vested, December 31, 2022 (2)	304,862	$25.68	5.08	$29.93

(1)
Prior period results have been adjusted to give effect to the 2022 Stock Split. See Note 1, Overview, for details.
(2)
Tranche 12 of the 2018 CEO Performance Award, which represents 25.3 million stock options, was achieved in the fourth quarter of 2022 and will vest upon expected certification following the filing of this Annual Report on Form 10-K.

The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2022, 2021 and 2020 was $239.85, $261.33 and $100.17, respectively, as adjusted to give effect to the 2022 Stock Split. The aggregate release date fair value of RSUs in the years ended December 31, 2022, 2021 and 2020 was $4.32 billion, $5.70 billion and $3.25 billion, respectively.

The aggregate intrinsic value of options exercised in the years ended December 31, 2022, 2021, and 2020 was $1.90 billion, $26.88 billion and $1.55 billion, respectively. During the year ended December 31, 2021, our CEO exercised all of the remaining vested options from the 2012 CEO Performance Award, which amounted to an intrinsic value of $23.45 billion.

ESPP

Our employees are eligible to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price would be 85% of the lower of the fair market value on the first and last trading days of each six-month offering period. During the years ended December 31, 2022, 2021 and 2020, under the ESPP we issued 1.4 million, 1.5 million and 5.5 million shares, respectively, as adjusted to give effect to the 2022 Stock Split. As of December 31, 2022, there were 99.9 million shares available for issuance under the ESPP, as adjusted to give effect to the 2022 Stock Split.

Fair Value Assumptions

We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award with service or service and performance conditions and the ESPP on the grant date generally using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model for stock options are as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.11%	0.66%	0.26%
Expected term (in years)	4.1	4.3	3.9
Expected volatility	63%	59%	69%
Dividend yield	0.0%	0.0%	0.0%
Grant date fair value per share (1)	$114.51	$128.02	$72.05

(1)
Prior period results have been adjusted to give effect to the 2022 Stock Split. See Note 1, Overview, for details.

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

2018 CEO Performance Award

In March 2018, our stockholders approved the Board of Directors’ grant of 304.0 million stock option awards, as adjusted to give effect to the 2020 Stock Split and the 2022 Stock Split, to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award will vest upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which began at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), has been achieved, and (ii) any one of the following eight operational milestones focused on total revenue or any one of the eight operational milestones focused on Adjusted EBITDA have been achieved for the four consecutive fiscal quarters on an annualized basis and subsequently reported by us in our consolidated financial statements filed with our Forms 10-Q and/or 10-K. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $23.34 per share as adjusted to give effect to the 2020 Stock Split and the 2022 Stock Split, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational milestones as of December 31, 2022 is provided below. Although an operational milestone is deemed achieved in the last quarter of the relevant annualized period, it may be certified only after the financial statements supporting its achievement have been filed with our Forms 10-Q and/or 10-K.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved	$3.0	Achieved
$55.0	Achieved	$4.5	Achieved
$75.0	Achieved (1)	$6.0	Achieved
$100.0	-	$8.0	Achieved
$125.0	-	$10.0	Achieved
$150.0	-	$12.0	Achieved
$175.0	-	$14.0	Achieved

(1)
Achieved in the fourth quarter of 2022 and expected to be certified following the filing of this Annual Report on Form 10-K.

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

As of December 31, 2022, all remaining unrecognized stock-based compensation expense under the 2018 CEO Performance Award has been recognized. For the years ended December 31, 2022, 2021 and 2020, we recorded stock-based compensation expense of $66 million, $910 million and $838 million, respectively, related to the 2018 CEO Performance Award.

Other Performance-Based Grants

2021 Performance-Based Stock Option & RSU Awards

During the fourth quarter of 2021, the Compensation Committee of our Board of Directors granted to certain employees performance-based RSUs and stock options to purchase an aggregate 2.2 million shares of our common stock, as adjusted to give effect to the 2022 Stock Split. We begin recording stock-based compensation expense when the performance milestones become probable of achievement. Following achievement, vesting occurs over a two-year period with continued employment. As of December 31, 2022, we had unrecognized stock-based compensation expense of $204 million, which will be recognized over a weighted-average period of 3.2 years. For the year ended December 31, 2022, we recorded $159 million of stock-based compensation expense related to this grant, net of forfeitures.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$594	$421	$281
Research and development	536	448	346
Selling, general and administrative	430	1,252	1,107
Total	$1,560	$2,121	$1,734

Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances. During the years ended December 31, 2022, 2021 and 2020, stock-based compensation expense capitalized to our consolidated balance sheets was $245 million, $182 million and $89 million, respectively. As of December 31, 2022, we had $3.94 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.26 years.

Note 14 – Income Taxes

A provision for income taxes of $1.13 billion, $699 million and $292 million has been recognized for the years ended December 31, 2022, 2021 and 2020, respectively, related primarily to our subsidiaries located outside of the U.S. Our income before provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$5,524	$(130)	$(198)
Noncontrolling interest and redeemable noncontrolling interest	31	125	141
Foreign	8,164	6,348	1,211
Income before income taxes	$13,719	$6,343	$1,154

The components of the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	62	9	4
Foreign	1,266	839	248
Total current	1,328	848	252
Deferred:
Federal	26	—	—
State	1	—	—
Foreign	(223)	(149)	40
Total deferred	(196)	(149)	40
Total provision for income taxes	$1,132	$699	$292

Deferred tax assets (liabilities) as of December 31, 2022 and 2021 consisted of the following (in millions):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$4,486	$7,607
Research and development credits	1,184	923
Other tax credits and attributes	217	335
Deferred revenue	751	546
Inventory and warranty reserves	819	377
Stock-based compensation	185	115
Operating lease right-of-use liabilities	554	430
Capitalized research and development costs	693	—
Deferred GILTI tax assets	466	556
Accruals and others	178	191
Total deferred tax assets	9,533	11,080
Valuation allowance	(7,349)	(9,074)
Deferred tax assets, net of valuation allowance	2,184	2,006
Deferred tax liabilities:
Depreciation and amortization	(1,178)	(1,279)
Investment in certain financing funds	(238)	(209)
Operating lease right-of-use assets	(506)	(391)
Deferred revenue	—	(49)
Other	(15)	(13)
Total deferred tax liabilities	(1,937)	(1,941)
Deferred tax assets (liabilities), net of valuation allowance	$247	$65

As of December 31, 2022, we recorded a valuation allowance of $7.35 billion for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $1.73 billion in the year ended December 31, 2022, and increased by $6.14 billion and $974 million during the years ended December 31, 2021 and 2020, respectively. The changes in valuation allowance are primarily due to changes in U.S. deferred tax assets and liabilities incurred in the respective year. The decrease in the year ended December 31, 2022 included utilization of $13.57 billion net operating loss carry forwards to offset our 2022 U.S. taxable income. We have $532 million of deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be realized given the expectation of future earnings in these jurisdictions. We did not have any material releases of valuation allowance for the years ended December 31, 2022, 2021 and 2020. We continue to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors. In completing this assessment, we considered both objective and subjective factors. These factors included, but were not limited to, a history of losses in prior years, excess tax benefits related to stock-based compensation, future reversal of existing temporary differences and tax planning strategies. After evaluating all available evidence, we intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Given the improvement in our operating results and depending on the amount of stock-based compensation tax deductions available in the future, we may release the valuation allowance associated with the U.S. deferred tax assets in the next few years. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Tax at statutory federal rate	$2,881	$1,332	$242
State tax, net of federal benefit	51	6	4
Nondeductible executive compensations	14	201	184
Other nondeductible expenses	89	67	52
Excess tax benefits related to stock based compensation	(745)	(7,123)	(666)
Foreign income rate differential	(923)	(668)	33
U.S. tax credits	(276)	(328)	(181)
Noncontrolling interests and redeemable noncontrolling interests adjustment	42	11	5
GILTI inclusion	1,279	1,008	133
Unrecognized tax benefits	252	28	1
Change in valuation allowance	(1,532)	6,165	485
Provision for income taxes	$1,132	$699	$292

As of December 31, 2022, we had $18.0 billion of federal and $14.0 billion of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2023 for federal and state purposes. A portion of these losses were generated by our acquisition of SolarCity Corporation (“SolarCity”) and some of the other companies we acquired, and therefore are subject to change of control provisions, which limit the amount of acquired tax attributes that can be utilized in a given tax year. We do not expect the change of control limitations or expiration dates to significantly impact our ability to utilize these attributes.

As of December 31, 2022, we had research and development tax credits of $969 million and $734 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2024. However, the state of California research and development tax credits can be carried forward indefinitely. In addition, we have other general business tax credits of $197 million for federal income tax purposes, which will not begin to significantly expire until 2033.

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

As of December 31, 2022, we intend to indefinitely reinvest our foreign earnings and cash unless such repatriation results in no or minimal tax costs. We have recorded the taxes associated with the earnings we intend to repatriate in the future. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded. The estimated amount of such unrecognized deferred tax liability associated with the indefinitely reinvested earnings is approximately $168 million.

Uncertain Tax Positions

The changes to our gross unrecognized tax benefits were as follows (in millions):

December 31, 2019	$273
Increases in balances related to prior year tax positions	66
Increases in balances related to current year tax positions	41
December 31, 2020	380
Increases in balances related to prior year tax positions	117
Decreases in balances related to prior year tax positions	(90)
Increases in balances related to current year tax positions	124
December 31, 2021	531
Increases in balances related to prior year tax positions	136
Decreases in balances related to prior year tax positions	(12)
Increases in balances related to current year tax positions	222
Decreases in balances related to expiration of the statute of limitations	(7)
December 31, 2022	$870

As of December 31, 2022, accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and amounted to $31 million. Unrecognized tax benefits of $572 million, if recognized, would not affect our effective tax rate since the tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

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

Note 15 – Commitments and Contingencies

Operating Lease Arrangement in Buffalo, New York

We have an operating lease through the Research Foundation for the SUNY Foundation with respect to Gigafactory New York. Under the lease and a related research and development agreement, we are continuing to further develop the facility.

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

In 2021, an amendment was executed to extend our overall agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029. On February 1, 2022, we reported to the State of New York that we had met and exceeded our annual requirements for jobs and investment in Buffalo and New York State. As of December 31, 2022, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo and do not currently expect any issues meeting our applicable obligations in the years beyond. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo or our production ramp of the Solar Roof prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.

Operating Lease Arrangement in Shanghai, China

We have an operating lease arrangement for an initial term of 50 years with the local government of Shanghai for land use rights where we have been constructing Gigafactory Shanghai. Under the terms of the arrangement, we are required to spend RMB 14.08 billion in capital expenditures by the end of 2023 and to generate RMB 2.23 billion of annual tax revenues starting at the end of 2023. If we are unwilling or unable to meet such target or obtain periodic project approvals, in accordance with the Chinese government’s standard terms for such arrangements, we would be required to revert the site to the local government and receive compensation for the remaining value of the land lease, buildings and fixtures. We expect to meet the capital expenditure and tax revenue requirements based on our current level of spend and sales.

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

On April 27, 2022, the Court entered judgment in favor of Mr. Musk on all counts. On May 26, 2022, the plaintiff filed a notice of appeal. The parties have completed briefing and argument will be held before the Supreme Court of Delaware on March 29, 2023.

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

On January 25, 2021, the Court conditionally certified certain claims and a class of Tesla stockholders as a class action. On September 30, 2021, plaintiff filed a motion for leave to file a verified amended derivative complaint. On October 1, 2021, defendants Kimbal Musk and Steve Jurvetson moved for summary judgment as to the claims against them. Following the motion, plaintiff agreed to voluntarily dismiss the claims against Kimbal Musk and Steve Jurvetson. Plaintiff also moved for summary judgment on October 1, 2021. On October 27, 2021, the Court approved the parties’ joint stipulation that, among other things, (a) all claims against Kimbal Musk and Steve Jurvetson in the Complaint are dismissed with prejudice; (b) the class is decertified and the action shall continue exclusively as a derivative action under Court of Chancery Rule 23.1; and (c) the direct claims against the remaining defendants are dismissed with prejudice. On November 18, 2021, the remaining defendants (a) moved for partial summary judgment, (b) opposed plaintiff’s summary judgment motion and (c) opposed the plaintiff’s motion to amend his complaint. In January 2022, the case was assigned to a different judge. On February 24, 2022, the court (i) granted plaintiff’s motion to amend his complaint, and (ii) canceled oral argument on the summary judgment motions, stating that the court is “skeptical that this litigation can be resolved based on the undisputed facts” and the “case is going to trial,” but that the “parties may reassert their arguments made in support of summary judgment in their pre-trial and post-trial briefs.” Trial was held November 14-18, 2022. Post-trial briefing is underway and post-trial argument is scheduled for February 21, 2023.

Litigation Related to Directors’ Compensation

On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Delaware Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages and other relief. Defendants filed their answer on September 17, 2020. Trial is currently set for November 27, 2023, to December 1, 2023.

Litigation Relating to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. All of the suits are now pending in the U.S. District Court for the Northern District of California. Although the complaints vary in certain respects, they each purport to assert claims for violations of federal securities laws related to Mr. Musk’s statement and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of Tesla’s securities. Plaintiffs filed their consolidated complaint on January 16, 2019 and added as defendants the members of Tesla’s board of directors. The now-consolidated purported stockholder class action was stayed while the issue of selection of lead counsel was briefed and argued before the Ninth Circuit. The Ninth Circuit ruled regarding lead counsel. Defendants filed a motion to dismiss the complaint on November 22, 2019. The hearing on the motion was held on March 6, 2020. On April 15, 2020, the Court denied defendants’ motion to dismiss. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. On January 11, 2022, plaintiff filed a motion for partial summary judgment. On April 1, 2022, the Court granted in part plaintiffs’ motion for partial summary judgment. The Company disagrees with the ruling and accordingly, on April 22, 2022, asked the Court for reconsideration or, in the alternative, certification to file an interlocutory appeal. On June 16, 2022, in response to Tesla’s motions, the Court denied certification to appeal and declined to reconsider its opinion but clarified its summary judgment ruling to make clear that it had not ruled that any misstatements it identified met the required materiality element under the securities statute. The issue of materiality and reliance will both be questions for the jury to decide at trial, which started on January 17, 2023.

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

On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The parties reached an agreement to stay the case until March 7, 2023.

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

Litigation and Investigations Relating to Alleged Discrimination and Harassment

On October 4, 2021, in a case captioned Diaz v. Tesla, a jury in the Northern District of California returned a verdict of $136.9 million against Tesla on claims by a former contingent worker that he was subjected to race discrimination while assigned to work at Tesla’s Fremont Factory from 2015-2016. On November 16, 2021, Tesla filed a post-trial motion for relief that included a request for a new trial or reduction of the jury’s damages. The Court held a hearing on Tesla’s motion on January 19, 2022. On April 13, 2022, the Court granted Tesla’s motion in part, reducing the total damages to $15 million and conditionally denied the motion for a new trial subject to the plaintiff’s acceptance of the reduced award. On June 21, 2022, the plaintiff rejected the reduced award and, as a result, on June 27, 2022, the Court ordered a new trial on damages only, to commence on March 27, 2023. Tesla continues to believe that the facts and law do not justify the damages awarded and is assessing its next steps.

On February 9, 2022, shortly after the Diaz jury verdict, the California Civil Rights Department (”CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. On September 22, 2022, Tesla filed a cross complaint against CRD, alleging that it violated the Administrative Procedures Act by failing to follow statutory pre-requisites prior to filing suit and that cross complaint was subject to a sustained demurrer. Tesla has until February 3, 2023 to amend its cross complaint. The case is now in discovery.

Additionally, on June 1, 2022 the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. Tesla is in the process of setting up a mandatory mediation with the EEOC.

On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. On July 22, 2022, the Court consolidated the two cases and on September 6, 2022, plaintiffs filed a consolidated complaint. On November 7, 2022, the defendants filed a motion to dismiss the case. Plaintiffs filed a response of January 13, 2023, and the defendants’ reply is due February 17, 2023.

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

For example, the SEC had issued subpoenas to Tesla in connection with Elon Musk’s prior statement that he was considering taking Tesla private. The take-private investigation was resolved and closed with a settlement entered into with the SEC in September 2018 and as further clarified in April 2019 in an amendment. The SEC also has periodically issued subpoenas to us seeking information on our governance processes around compliance with the SEC settlement, as amended.

Separately, the company has received requests from the DOJ for documents related to Tesla’s Autopilot and FSD features. To our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows and financial position.

We are also subject to various other legal proceedings and claims that arise from the normal course of business activities. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position and brand.

Letters of Credit

As of December 31, 2022, we had $318 million of unused letters of credit outstanding.

Note 16 – Variable Interest Entity Arrangements

We have entered into various arrangements with investors to facilitate the funding and monetization of our solar energy systems and vehicles. In particular, our wholly owned subsidiaries and fund investors have formed and contributed cash and assets into various financing funds and entered into related agreements. We have determined that the funds are VIEs and we are the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810. We have considered the provisions within the agreements, which grant us the power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and the associated customer contracts to be sold or contributed to these VIEs, redeploying solar energy systems and managing customer receivables. We consider that the rights granted to the fund investors under the agreements are more protective in nature rather than participating.

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

Pursuant to management services, maintenance and warranty arrangements, we have been contracted to provide services to the funds, such as operations and maintenance support, accounting, lease servicing and performance reporting. In some instances, we have guaranteed payments to the fund investors as specified in the agreements. A fund’s creditors have no recourse to our general credit or to that of other funds. Certain assets of the funds have been pledged as collateral for their obligations.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$68	$87
Accounts receivable, net	22	24
Prepaid expenses and other current assets	274	152
Total current assets	364	263
Solar energy systems, net	4,060	4,515
Other non-current assets	404	276
Total assets	$4,828	$5,054
Liabilities
Current liabilities
Accrued liabilities and other	$69	$74
Deferred revenue	10	11
Current portion of debt and finance leases	1,013	1,031
Total current liabilities	1,092	1,116
Deferred revenue, net of current portion	149	161
Debt and finance leases, net of current portion	971	2,093
Other long-term liabilities	3	11
Total liabilities	$2,215	$3,381

Note 17 – Related Party Transactions

In February 2020, our CEO and a member of our Board of Directors purchased from us 195,555 and 18,750 shares, respectively, as adjusted to give effect to the 2022 Stock Split, of our common stock in a public offering at the public offering price for an aggregate $10 million and $1 million, respectively.

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

Tesla periodically does business with certain entities with which its CEO and directors are affiliated, such as SpaceX and Twitter, Inc., in accordance with our Related Person Transactions Policy. Such transactions have not had to date, and are not currently expected to have, a material impact on our consolidated financial statements.

Note 18 – Segment Reporting and Information about Geographic Areas

We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing, sales and leasing of electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment is also comprised of services and other, which includes non-warranty after-sales vehicle services and parts, paid Supercharging, sales of used vehicles, retail merchandise and vehicle insurance revenue. The energy generation and storage segment includes the design, manufacture, installation, sales and leasing of solar energy generation and energy storage products and related services and sales of solar energy systems incentives. Our CODM does not evaluate operating segments using asset or liability information. The following table presents revenues and gross profit by reportable segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Automotive segment
Revenues	$77,553	$51,034	$29,542
Gross profit	$20,565	$13,735	$6,612
Energy generation and storage segment
Revenues	$3,909	$2,789	$1,994
Gross profit	$288	$(129)	$18

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$40,553	$23,973	$15,207
China	18,145	13,844	6,662
Other	22,764	16,006	9,667
Total	$81,462	$53,823	$31,536

The following table presents long-lived assets by geographic area (in millions):

	December 31,	December 31,
	2022	2021
United States	$21,667	$19,026
Germany	3,547	2,606
China	2,978	2,415
Other international	845	602
Total	$29,037	$24,649

The following table presents inventory by reportable segment (in millions):

	December 31,	December 31,
	2022	2021
Automotive	$10,996	$4,978
Energy generation and storage	1,843	779
Total	$12,839	$5,757

Note 19 – Restructuring and Other

During the years ended December 31, 2022 and 2021, we recorded $204 million and $101 million, respectively, of impairment losses on digital assets. During the years ended December 31, 2022 and 2021, we also realized gains of $64 million and $128 million, respectively, in connection with converting our holdings of digital assets into fiat currency. Additionally, we recorded other expenses of $36 million in the second quarter during the year ended December 31, 2022.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our 2023 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

3. The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.1	March 1, 2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.2	March 1, 2017

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.2	February 1, 2017

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	March 1, 2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019
4.15	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.16	Fourth Supplemental Indenture, dated as of March 22, 2017, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.2	March 22, 2017

4.17	Form of 2.375% Convertible Senior Note Due March 15, 2022 (included in Exhibit 4.18).	8-K	001-34756	4.2	March 22, 2017

4.18	Fifth Supplemental Indenture, dated as of May 7, 2019, by and between Registrant and U.S. Bank National Association, related to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	4.2	May 8, 2019

4.19	Form of 2.00% Convertible Senior Notes due May 15, 2024 (included in Exhibit 4.20).	8-K	001-34756	4.2	May 8, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.20	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.21	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015

4.22	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.23	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.24	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.25	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.26	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.27	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.28	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

4.29	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.30	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.31	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.32	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

4.33	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.34	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.35	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.36	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.37	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

4.38	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.39	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.40	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.41	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

4.42	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.43	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.44	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.45	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.46	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.47	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.48	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

4.49	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.50	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.51	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.52	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.53	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.54	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.55	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.56	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

4.57	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

4.58	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.59	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.60	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

4.61	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.62	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.63	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.64	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.65	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.66	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.67	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.68	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.69	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.70	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.71	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.72	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.73	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.74	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.75	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.76	Description of Registrant’s Securities	10-K	001-34756	4.119	February 13, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2019 Equity Incentive Plan.	S-8	333-232079	4.2	June 12, 2019

10.9**	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.3	June 12, 2019

10.10**	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.4	June 12, 2019

10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2007 SolarCity Stock Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.2	October 5, 2012

10.13**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.14**	2010 Zep Solar, Inc. Equity Incentive Plan and form of agreements used thereunder.	S-8(1)	333-192996	4.5	December 20, 2013

10.15**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.16**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.17**	Maxwell Technologies, Inc. 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010	8-K(2)	001-15477	10.1	May 10, 2010

10.18**	Maxwell Technologies, Inc. 2013 Omnibus Equity Incentive Plan	DEF 14A(2)	001-15477	Appendix A	June 2, 2017

10.19	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	10-Q	001-34756	10.4	July 28, 2020

10.20	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.21	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.22	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

10.23	Form of Call Option Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.1	May 3, 2019

10.24	Form of Warrant Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.2	May 3, 2019

10.25†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	001-34756	10.50	February 27, 2012

10.26†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.27	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.28†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

10.29

Letter Agreement, dated as of February 24, 2015, regarding addition of co-party to General Terms and Conditions, Production Pricing Agreement and Investment Letter Agreement between Panasonic Corporation and the Registrant.

		10-K	001-34756	10.25A	February 24, 2016

10.30†	Amendment to Gigafactory General Terms, dated March 1, 2016, by and among the Registrant, Panasonic Corporation and Panasonic Energy Corporation of North America.	8-K	001-34756	10.1	October 11, 2016

10.31††	Amended and Restated General Terms and Conditions for Gigafactory, entered into on June 10, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	10-Q	001-34756	10.2	July 28, 2020

10.32†	Production Pricing Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.3	November 7, 2014

10.33†	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.34	Amendment to Gigafactory Documents, dated April 5, 2016, by and among the Registrant, Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America.	10-Q	001-34756	10.2	May 10, 2016

10.35††	2019 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed September 20, 2019, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and SANYO Electric Co., Ltd.	10-Q	001-34756	10.6	October 29, 2019

10.36††	2020 Pricing Agreement (Gigafactory 2170 Cells), entered into on June 9, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	10-Q	001-34756	10.3	July 28, 2020

10.37††	2021 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed December 29, 2020, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation of North America and SANYO Electric Co., Ltd.	10-K	001-34756	10.39	February 8, 2021

10.38††	Amended and Restated Factory Lease, executed as of March 26, 2019, by and between the Registrant and Panasonic Energy North America, a division of Panasonic Corporation of North America, as tenant.	10-Q	001-34756	10.3	July 29, 2019

10.39††	Lease Amendment, executed September 20, 2019, by and among the Registrant, Panasonic Corporation of North America, on behalf of its division Panasonic Energy of North America, with respect to the Amended and Restated Factory Lease, executed as of March 26, 2019.	10-Q	001-34756	10.7	October 29, 2019

10.40††	Second Lease Amendment, entered into on June 9, 2020, by and between the Registrant and Panasonic Energy of North America, a division of Panasonic Corporation of North America, with respect to the Amended and Restated Factory Lease dated January 1, 2017.	10-Q	001-34756	10.1	July 28, 2020

10.41	Amendment and Restatement in respect of ABL Credit Agreement, dated as of March 6, 2019, by and among certain of the Registrant’s and Tesla Motors Netherlands B.V.’s direct or indirect subsidiaries from time to time party thereto, as borrowers, Wells Fargo Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding Inc. and Bank of America, N.A., as syndication agents, the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	S-4/A	333-229749	10.68	April 3, 2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

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

		10-K	001-34756	10.44	February 8, 2021

10.43†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.44	Purchase Agreement, dated as of August 11, 2017, by and among the Registrant, SolarCity and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC as representatives of the several initial purchasers named therein.	8-K	001-34756	10.1	August 23, 2017

10.45	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

10.46

First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K(1)	001-35758	10.16a	February 24, 2015

10.47

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

10.49

Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q(1)	001-35758	10.16d	May 6, 2015

10.50

Fifth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of June 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16e	July 30, 2015

10.51

Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16f	October 30, 2015

10.52

Seventh Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16g	October 30, 2015

10.53

Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q(1)	001-35758	10.16h	October 30, 2015

Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.54

Ninth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-K(1)	001-35758	10.16i	February 10, 2016

10.55	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

10.56	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.6	July 28, 2020

10.57	Twelfth Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of May 1, 2021, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.1	October 25, 2021

10.58††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.59	Credit Agreement, dated as of January 20, 2023, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Citibank, N.A., as Administrative Agent and Deutsche Bank Securities, Inc., as Syndication Agent	—	—	—	—	X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Furnished herewith

** Indicates a management contract or compensatory plan or arrangement

† Confidential treatment has been requested for portions of this exhibit

†† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1) Indicates a filing of SolarCity

(2) Indicates a filing of Maxwell Technologies, Inc.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: January 30, 2023	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2023
Elon Musk

/s/ Zachary J. Kirkhorn	Chief Financial Officer (Principal Financial Officer)	January 30, 2023
Zachary J. Kirkhorn

/s/ Vaibhav Taneja	Chief Accounting Officer (Principal Accounting Officer)	January 30, 2023
Vaibhav Taneja

/s/ Robyn Denholm	Director	January 30, 2023
Robyn Denholm

/s/ Ira Ehrenpreis	Director	January 30, 2023
Ira Ehrenpreis

/s/ Joseph Gebbia	Director	January 30, 2023
Joseph Gebbia

/s/ Hiromichi Mizuno	Director	January 30, 2023
Hiromichi Mizuno

/s/ James Murdoch	Director	January 30, 2023
James Murdoch

/s/ Kimbal Musk	Director	January 30, 2023
Kimbal Musk

/s/ Kathleen Wilson-Thompson	Director	January 30, 2023
Kathleen Wilson-Thompson