Form 10-Q
period 2023-06-30
Tesla, Inc.
filed 2023-07-24
CIK 1318605

K id

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 17, 2023, there were 3,173,994,467 shares of the registrant’s common stock outstanding.

TESLA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tesla, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$15,296	$16,253
Short-term investments	7,779	5,932
Accounts receivable, net	3,447	2,952
Inventory	14,356	12,839
Prepaid expenses and other current assets	2,997	2,941
Total current assets	43,875	40,917
Operating lease vehicles, net	5,935	5,035
Solar energy systems, net	5,365	5,489
Property, plant and equipment, net	26,389	23,548
Operating lease right-of-use assets	3,352	2,563
Digital assets, net	184	184
Intangible assets, net	202	215
Goodwill	263	194
Other non-current assets	5,026	4,193
Total assets	$90,591	$82,338
Liabilities
Current liabilities
Accounts payable	$15,273	$15,255
Accrued liabilities and other	7,658	7,142
Deferred revenue	2,176	1,747
Customer deposits	1,026	1,063
Current portion of debt and finance leases	1,459	1,502
Total current liabilities	27,592	26,709
Debt and finance leases, net of current portion	872	1,597
Deferred revenue, net of current portion	3,021	2,804
Other long-term liabilities	6,924	5,330
Total liabilities	38,409	36,440
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	288	409
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,174 and 3,164 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	33,436	32,177
Accumulated other comprehensive (loss)	(410)	(361)
Retained earnings	18,101	12,885
Total stockholders’ equity	51,130	44,704
Noncontrolling interests in subsidiaries	764	785
Total liabilities and equity	$90,591	$82,338

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Automotive sales	$20,419	$13,670	$39,297	$29,184
Automotive regulatory credits	282	344	803	1,023
Automotive leasing	567	588	1,131	1,256
Total automotive revenues	21,268	14,602	41,231	31,463
Energy generation and storage	1,509	866	3,038	1,482
Services and other	2,150	1,466	3,987	2,745
Total revenues	24,927	16,934	48,256	35,690
Cost of revenues
Automotive sales	16,841	10,153	32,263	21,067
Automotive leasing	338	368	671	776
Total automotive cost of revenues	17,179	10,521	32,934	21,843
Energy generation and storage	1,231	769	2,592	1,457
Services and other	1,984	1,410	3,686	2,696
Total cost of revenues	20,394	12,700	39,212	25,996
Gross profit	4,533	4,234	9,044	9,694
Operating expenses
Research and development	943	667	1,714	1,532
Selling, general and administrative	1,191	961	2,267	1,953
Restructuring and other	—	142	—	142
Total operating expenses	2,134	1,770	3,981	3,627
Income from operations	2,399	2,464	5,063	6,067
Interest income	238	26	451	54
Interest expense	(28)	(44)	(57)	(105)
Other income, net	328	28	280	84
Income before income taxes	2,937	2,474	5,737	6,100
Provision for income taxes	323	205	584	551
Net income	2,614	2,269	5,153	5,549
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(89)	10	(63)	(28)
Net income attributable to common stockholders	$2,703	$2,259	$5,216	$5,577

Net income per share of common stock attributable to common stockholders (1)
Basic	$0.85	$0.73	$1.65	$1.79
Diluted	$0.78	$0.65	$1.50	$1.61
Weighted average shares used in computing net income per share of common stock (1)
Basic	3,171	3,111	3,168	3,107
Diluted	3,478	3,464	3,473	3,469

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$2,614	$2,269	$5,153	$5,549
Other comprehensive income (loss):
Foreign currency translation adjustment	(184)	(421)	(54)	(517)
Unrealized net (loss) gain on investments	(5)	(6)	1	(14)
Adjustment for net loss realized and included in net income	4	—	4	—
Comprehensive income	2,429	1,842	5,104	5,018
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(89)	10	(63)	(28)
Comprehensive income attributable to common stockholders	$2,518	$1,832	$5,167	$5,046

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(in millions, except per share data)

(unaudited)

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Three Months Ended June 30, 2023	Interests	Shares	Amount	Capital	(Loss)	Earnings	Equity	Subsidiaries	Equity
Balance as of March 31, 2023	$407	3,169	$3	$32,878	$(225)	$15,398	$48,054	$774	$48,828
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	5	0	63	—	—	63	—	63
Stock-based compensation	—	—	—	495	—	—	495	—	495
Distributions to noncontrolling interests	(9)	—	—	—	—	—	—	(28)	(28)
Buy-outs of noncontrolling interests	(3)	—	—	—	—	—	—	—	—
Net income	(107)	—	—	—	—	2,703	2,703	18	2,721
Other comprehensive income	—	—	—	—	(185)	—	(185)	—	(185)
Balance as of June 30, 2023	$288	3,174	$3	$33,436	$(410)	$18,101	$51,130	$764	$51,894

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Six Months Ended June 30, 2023	Interests	Shares	Amount	Capital	(Loss)	Earnings	Equity	Subsidiaries	Equity
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	10	0	294	—	—	294	—	294
Stock-based compensation	—	—	—	960	—	—	960	—	960
Distributions to noncontrolling interests	(14)	—	—	—	—	—	—	(50)	(50)
Buy-outs of noncontrolling interests	(3)	—	—	5	—	—	5	(12)	(7)
Net income	(104)	—	—	—	—	5,216	5,216	41	5,257
Other comprehensive income	—	—	—	—	(49)	—	(49)	—	(49)
Balance as of June 30, 2023	$288	3,174	$3	$33,436	$(410)	$18,101	$51,130	$764	$51,894

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Three Months Ended June 30, 2022	Interests	Shares (1)	Amount (1)	Capital	(Loss)	Earnings (1)	Equity	Subsidiaries	Equity
Balance as of March 31, 2022	$459	3,108	$3	$30,485	$(50)	$3,647	$34,085	$862	$34,947
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Settlement of warrants	—	8	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	6	0	43	—	—	43	—	43
Stock-based compensation	—	—	—	419	—	—	419	—	419
Distributions to noncontrolling interests	(13)	—	—	—	—	—	—	(26)	(26)
Buy-out of noncontrolling interests	(10)	—	—	(3)	—	—	(3)	—	(3)
Net (loss) income	(15)	—	—	—	—	2,259	2,259	25	2,284
Other comprehensive loss	—	—	—	—	(427)	—	(427)	—	(427)
Balance as of June 30, 2022	$421	3,122	$3	$30,944	$(477)	$5,906	$36,376	$861	$37,237

					Accumulated
	Redeemable			Additional	Other		Total	Noncontrolling
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Interests in	Total
Six Months Ended June 30, 2022	Interests	Shares (1)	Amount (1)	Capital	Income (Loss)	Earnings (1)	Equity	Subsidiaries	Equity
Balance as of December 31, 2021	$568	3,100	$3	$29,803	$54	$329	$30,189	$826	$31,015
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Settlements of warrants	—	8	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	14	0	245	—	—	245	—	245
Stock-based compensation	—	—	—	904	—	—	904	—	904
Distributions to noncontrolling interests	(25)	—	—	—	—	—	—	(48)	(48)
Buy-out of noncontrolling interests	(11)	—	—	(8)	—	—	(8)	—	(8)
Net (loss) income	(111)	—	—	—	—	5,577	5,577	83	5,660
Other comprehensive loss	—	—	—	—	(531)	—	(531)	—	(531)
Balance as of June 30, 2022	$421	3,122	$3	$30,944	$(477)	$5,906	$36,376	$861	$37,237

(1)
Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in August 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$5,153	$5,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	2,200	1,802
Stock-based compensation	863	779
Inventory and purchase commitments write-downs	217	58
Foreign currency transaction net unrealized gain	(283)	(52)
Non-cash interest and other operating activities	59	52
Digital assets gain, net	—	106
Changes in operating assets and liabilities:
Accounts receivable	(504)	(233)
Inventory	(2,116)	(2,192)
Operating lease vehicles	(1,387)	(795)
Prepaid expenses and other current assets	(5)	(533)
Other non-current assets	(1,854)	(1,042)
Accounts payable and accrued liabilities	934	1,406
Deferred revenue	661	648
Customer deposits	16	292
Other long-term liabilities	1,624	501
Net cash provided by operating activities	5,578	6,346
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(4,132)	(3,497)
Purchases of solar energy systems, net of sales	(1)	(5)
Proceeds from sales of digital assets	—	936
Purchase of intangible assets	—	(9)
Purchases of investments	(7,090)	(476)
Proceeds from maturities of investments	5,143	—
Proceeds from sales of investments	138	—
Business combinations, net of cash acquired	(76)	—
Net cash used in investing activities	(6,018)	(3,051)
Cash Flows from Financing Activities
Repayments of convertible and other debt	(543)	(2,219)
Proceeds from exercises of stock options and other stock issuances	294	245
Principal payments on finance leases	(222)	(251)
Debt issuance costs	(13)	—
Distributions paid to noncontrolling interests in subsidiaries	(67)	(76)
Payments for buy-outs of noncontrolling interests in subsidiaries	(10)	(19)
Net cash used in financing activities	(561)	(2,320)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(44)	(232)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,045)	743
Cash and cash equivalents and restricted cash, beginning of period	16,924	18,144
Cash and cash equivalents and restricted cash, end of period	$15,879	$18,887
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,831	$1,636
Leased assets obtained in exchange for finance lease liabilities	$4	$36
Leased assets obtained in exchange for operating lease liabilities	$1,083	$445

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of June 30, 2023, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Revenue Recognition

Revenue by source

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Automotive sales	$20,419	$13,670	$39,297	$29,184
Automotive regulatory credits	282	344	803	1,023
Energy generation and storage sales	1,359	717	2,772	1,220
Services and other	2,150	1,466	3,987	2,745
Total revenues from sales and services	24,210	16,197	46,859	34,172
Automotive leasing	567	588	1,131	1,256
Energy generation and storage leasing	150	149	266	262
Total revenues	$24,927	$16,934	$48,256	$35,690

Automotive Segment

Automotive Sales Revenue

Deferred revenue is related to the access to our Full Self Driving (“FSD”) features and ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales, which amounted to $3.17 billion and $2.91 billion as of June 30, 2023 and December 31, 2022, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2022 and 2021 was $256 million and $121 million for six months ended June 30, 2023 and 2022, respectively. Of the total deferred revenue balance as of June 30, 2023, we expect to recognize $747 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.

We have been providing loans for financing our automotive deliveries in volume since fiscal year 2022. As of June 30, 2023 and December 31, 2022, we have recorded net financing receivables on the consolidated balance sheets, of which $234 million and $128 million, respectively, is recorded within Accounts receivable, net, for the current portion and $1.15 billion and $665 million, respectively, is recorded within Other non-current assets for the long-term portion.

Automotive Regulatory Credits

During the six months ended June 30, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously.

Automotive Leasing Revenue

Direct Sales-Type Leasing Program

For the three and six months ended June 30, 2023, we recognized $76 million and $177 million, respectively, of sales-type leasing revenue and $57 million and $133 million, respectively, of sales-type leasing cost of revenue. For the three and six months ended June 30, 2022, we recognized $133 million and $398 million, respectively, of sales-type leasing revenue and $82 million and $246 million, respectively, of sales-type leasing cost of revenue.

Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	June 30, 2023	December 31, 2022
Gross lease receivables	$882	$837
Unearned interest income	(96)	(95)
Allowance for expected credit losses	(6)	(4)
Net investment in sales-type leases	$780	$738

Reported as:
Prepaid expenses and other current assets	$187	$164
Other non-current assets	593	574
Net investment in sales-type leases	$780	$738

Energy Generation and Storage Segment

Energy Generation and Storage Sales

We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments, which is recognized as revenue ratably over the respective customer contract term. As of June 30, 2023 and December 31, 2022, deferred revenue related to such customer payments amounted to $1.10 billion and $863 million, respectively, mainly due to billings for milestone payments. Revenue recognized from the deferred revenue balance as of December 31, 2022 and 2021 was $329 million and $79 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $814 million. Of this amount, we expect to recognize $207 million in the next 12 months and the rest over the remaining performance obligation period.

We have been providing loans for financing our energy generation products in volume since fiscal year 2022. As of June 30, 2023 and December 31, 2022, we have recorded net financing receivables on the consolidated balance sheets, of which $28 million and $24 million, respectively, is recorded within Accounts receivable, net, for the current portion and $504 million and $387 million, respectively, is recorded within Other non-current assets for the long-term portion.

Income Taxes

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2023 and December 31, 2022, the aggregate balances of our gross unrecognized tax benefits were $1.01 billion and $870 million, respectively, of which $601 million and $572 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.

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

Net Income per Share of Common Stock Attributable to Common Stockholders

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$2,703	$2,259	$5,216	$5,577
Less: Buy-out of noncontrolling interest	0	3	(5)	8
Net income used in computing basic net income per share of common stock	2,703	2,256	5,221	5,569
Less: Dilutive convertible debt	0	0	0	1
Net income used in computing diluted net income per share of common stock	$2,703	$2,256	$5,221	$5,568

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders, as adjusted to give effect to the three-for-one stock split effected in the form of a stock dividend in August 2022 (the “2022 Stock Split”) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares used in computing net income per share of common stock, basic	3,171	3,111	3,168	3,107
Add:
Stock-based awards	294	302	292	308
Convertible senior notes	2	3	2	4
Warrants	11	48	11	50
Weighted average shares used in computing net income per share of common stock, diluted	3,478	3,464	3,473	3,469

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the 2022 Stock Split (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based awards	15	3	17	2

Restricted Cash

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	June 30,	December 31,	June 30,	December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$15,296	$16,253	$18,324	$17,576
Restricted cash included in prepaid expenses and other current assets	384	294	294	345
Restricted cash included in other non-current assets	199	377	269	223
Total as presented in the consolidated statements of cash flows	$15,879	$16,924	$18,887	$18,144

Accounts Receivable and Allowance for Doubtful Accounts

Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of June 30, 2023 and December 31, 2022, we had $330 million and $753 million, respectively, of long-term government rebates receivable in Other non-current assets in our consolidated balance sheets.

Financing Receivables

As of June 30, 2023 and December 31, 2022, the majority of our financing receivables were at current status with only immaterial balances being past due. As of June 30, 2023, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022, and as of December 31, 2022, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2022.

As of June 30, 2023 and December 31, 2022, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $272 million and $280 million, respectively, of which $7 million was due in the next 12 months as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the allowance for expected credit losses was $37 million.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily comprised of deposits which are diversified among high credit quality financial institutions or invested in U.S. government securities. These deposits are typically in excess of insured limits. As of June 30, 2023 and December 31, 2022, no entity represented 10% or more of our total receivables balance.

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

Operating Lease Vehicles

The gross cost of operating lease vehicles as of June 30, 2023 and December 31, 2022 was $7.13 billion and $6.08 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $1.19 billion and $1.04 billion as of June 30, 2023 and December 31, 2022, respectively.

Goodwill

Goodwill increased $69 million within the automotive segment from $194 million as of December 31, 2022 to $263 million as of June 30, 2023 primarily from a business combination.

Warranties

Accrued warranty activity consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accrued warranty—beginning of period	$3,965	$2,287	$3,505	$2,101
Warranty costs incurred	(296)	(187)	(576)	(338)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	188	14	396	17
Provision for warranty	608	319	1,140	653
Accrued warranty—end of period	$4,465	$2,433	$4,465	$2,433

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, in addition to a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion. Some of these measures are expected to materially affect our consolidated financial statements. For the six months ended June 30, 2023, the impact was primarily a reduction of our material costs. We will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our consolidated financial statements.

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

	June 30, 2023				December 31, 2022
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$125	$125	$—	$—	$2,188	$2,188	$—	$—
U.S. government securities	3,811	—	3,811	—	894	—	894	—
Corporate debt securities	608	—	608	—	885	—	885	—
Certificates of deposit and time deposits	3,508	—	3,508	—	4,253	—	4,253	—
Total	$8,052	$125	$7,927	$—	$8,220	$2,188	$6,032	$—

All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our U.S. government securities, certificates of deposit, time deposits and corporate debt securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments.

Our cash, cash equivalents and investments classified by security type as of June 30, 2023 and December 31, 2022 consisted of the following (in millions):

	June 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$15,023	$—	$—	$15,023	$15,023	$—
Money market funds	125	—	—	125	125	—
U.S. government securities	3,813	—	(2)	3,811	148	3,663
Corporate debt securities	622	—	(14)	608	—	608
Certificates of deposit and time deposits	3,511	—	(3)	3,508	—	3,508
Total cash, cash equivalents and short-term investments	$23,094	$—	$(19)	$23,075	$15,296	$7,779

	December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$13,965	$—	$—	$13,965	$13,965	$—
Money market funds	2,188	—	—	2,188	2,188	—
U.S. government securities	897	—	(3)	894	—	894
Corporate debt securities	907	—	(22)	885	—	885
Certificates of deposit and time deposits	4,252	1	—	4,253	100	4,153
Total cash, cash equivalents and short-term investments	$22,209	$1	$(25)	$22,185	$16,253	$5,932

We record gross realized gains, losses and credit losses as a component of Other income, net in the consolidated statements of operations. For the three and six months ended June 30, 2023 and 2022, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of June 30, 2023 and December 31, 2022. We have determined that the gross unrealized losses on our investments as of June 30, 2023 and December 31, 2022 were temporary in nature.

The following table summarizes the fair value of our investments by stated contractual maturities as of June 30, 2023 (in millions):

Due in 1 year or less	$7,207
Due in 1 year through 5 years	509
Due in 5 years through 10 years	63
Total	$7,779

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, digital assets, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values, other than our 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) and digital assets.

We estimate the fair value of the 2024 Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of our digital assets based on quoted prices in active markets (Level I). The following table presents the estimated fair values and the carrying values (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$37	$474	$37	$223
Digital assets, net	$184	$351	$184	$191

Note 3 – Inventory

Our inventory consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Raw materials	$5,968	$6,137
Work in process	2,202	2,385
Finished goods (1)	5,193	3,475
Service parts	993	842
Total	$14,356	$12,839

(1)
Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for sale, used vehicles and energy products available for sale.

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2023, we recorded write-downs of $66 million and $105 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and six months ended June 30, 2022, we recorded write-downs of $23 million and $49 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 4 – Property, Plant and Equipment, Net

Our property, plant and equipment, net, consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Machinery, equipment, vehicles and office furniture	$14,540	$13,558
Tooling	2,763	2,579
Leasehold improvements	2,727	2,366
Land and buildings	8,435	7,751
Computer equipment, hardware and software	2,846	2,072
Construction in progress	5,560	4,263
	36,871	32,589
Less: Accumulated depreciation	(10,482)	(9,041)
Total	$26,389	$23,548

Construction in progress is primarily comprised of construction of Gigafactory Texas, and equipment and tooling related to the manufacturing of our products.

Depreciation expense during the three and six months ended June 30, 2023 was $816 million and $1.54 billion, respectively. Depreciation expense during the three and six months ended June 30, 2022 was $578 million and $1.13 billion, respectively.

Note 5 – Accrued Liabilities and Other

Our accrued liabilities and other current liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Accrued purchases (1)	$2,830	$2,747
Taxes payable (2)	1,244	1,235
Payroll and related costs	1,147	1,026
Accrued warranty reserve, current portion	1,274	1,025
Sales return reserve, current portion	244	270
Operating lease liabilities, current portion	549	485
Other current liabilities	370	354
Total	$7,658	$7,142

(1)
Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)
Taxes payable includes value added tax, income tax, sales tax, property tax and use tax payables.

Note 6 – Other Long-Term Liabilities

Our other long-term liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Operating lease liabilities	$2,931	$2,164
Accrued warranty reserve	3,191	2,480
Other non-current liabilities	802	686
Total other long-term liabilities	$6,924	$5,330

Note 7 – Debt

The following is a summary of our debt and finance leases as of June 30, 2023 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (1)	Interest Rates	Maturity Date
Recourse debt:
2024 Notes	$37	$—	$37	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025 - January 2031
Total recourse debt	37	7	44	5,000
Non-recourse debt:
Automotive Asset-backed Notes	945	139	1,089	—	0.36-2.64%	March 2025-September 2025
Solar Asset-backed Notes	4	11	15	—	4.80%	December 2026
Cash Equity Debt	29	347	386	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	158	Not applicable	September 2024
Total non-recourse debt	978	497	1,490	158
Total debt	1,015	504	$1,534	$5,158
Finance leases	444	368
Total debt and finance leases	$1,459	$872

The following is a summary of our debt and finance leases as of December 31, 2022 (in millions):

			Unpaid	Unused
	Net Carrying Value		Principal	Committed	Contractual	Contractual
	Current	Long-Term	Balance	Amount (2)	Interest Rates	Maturity Date
Recourse debt:
2024 Notes	$—	$37	$37	$—	2.00%	May 2024
Credit Agreement	—	—	—	2,266	Not applicable	July 2023
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025 - January 2031
Total recourse debt	—	44	44	2,266
Non-recourse debt:
Automotive Asset-backed Notes	984	613	1,603	—	0.36-4.64%	December 2023-September 2025
Solar Asset-backed Notes	4	13	17	—	4.80%	December 2026
Cash Equity Debt	28	359	397	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	151	Not applicable	September 2024
Total non-recourse debt	1,016	985	2,017	151
Total debt	1,016	1,029	$2,061	$2,417
Finance leases	486	568
Total debt and finance leases	$1,502	$1,597
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

Recourse debt refers to debt that is recourse to our general assets of the respective guarantors. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred financing costs. As of June 30, 2023, we were in material compliance with all financial debt covenants.

2024 Notes

During the first two quarters of 2023, the closing price of our common stock continued to exceed 130% of the applicable conversion price of our 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter, causing the 2024 Notes to be convertible by their holders during the second and third quarters of 2023. Should the closing price conditions continue to be met in a future quarter for the 2024 Notes, the 2024 Notes will be convertible at their holders’ option during the immediately following quarter.

Note 8 – Equity Incentive Plans

Other Performance-Based Grants

2021 Performance-Based Stock Option & Restricted Stock Unit (“RSU”) Awards

During the fourth quarter of 2021, the Compensation Committee of our Board of Directors granted to certain employees performance-based RSUs and stock options to purchase an aggregate 2.2 million shares of our common stock, as adjusted to give effect to the 2022 Stock Split. As of June 30, 2023, we had unrecognized stock-based compensation expense of $140 million, which will be recognized over a weighted-average period of 2.75 years. For the three and six months ended June 30, 2023, we recorded $20 million and $45 million, respectively, of stock-based compensation expense related to this grant, net of forfeitures. For the three and six months ended June 30, 2022, we recorded $34 million and $103 million, respectively, of stock-based compensation expense related to this grant, net of forfeitures.

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$181	$143	$373	$274
Research and development	168	122	302	265
Selling, general and administrative	96	96	188	240
Total	$445	$361	$863	$779

Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances.

Note 9 – Commitments and Contingencies

Operating Lease Arrangements in Buffalo, New York and Shanghai, China

For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 15, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, we expect to meet the requirements under these arrangements based on our current and anticipated level of operations.

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

On April 27, 2022, the Court entered judgment in favor of Mr. Musk on all counts. On May 26, 2022, the plaintiff filed a notice of appeal. Oral argument was held before the Supreme Court of Delaware on March 29, 2023, and on June 6, 2023, the Supreme Court of Delaware affirmed the Court of Chancery’s decision.

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

On July 14, 2023, the parties filed a Stipulation and Agreement of Compromise and Settlement, which does not involve an admission of any wrongdoing by any party. If the settlement is approved by the Court, this action will be fully settled and dismissed with prejudice. Pursuant to the terms of the agreement, Tesla will provide notice of the proposed settlement to stockholders of record as of July 14, 2023. The Court will hold a hearing regarding the settlement on October 13, 2023. The general terms, conditions and timing of this proposed settlement are further set forth in the Form 8-K filed on July 20, 2023, which includes, among other things, the court-approved notice of the proposed settlement. The settlement is not expected to have an adverse impact on our results of operations, cash flows or financial position.

Litigation Relating to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. On January 16, 2019, Plaintiffs filed their consolidated complaint in the United States District Court for the Northern District of California and added as defendants the members of Tesla’s board of directors. The consolidated complaint asserts claims for violations of the federal securities laws and seeks unspecified damages and other relief. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. Trial started on January 17, 2023, and on February 3, 2023, a jury rendered a verdict in favor of the defendants on all counts. After trial, plaintiffs filed a motion for judgment as a matter of law and a motion for new trial, which the Court denied and judgement was entered in favor of defendants on July 11, 2023.

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

On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The parties reached an agreement to stay the case until September 5, 2023.

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

Additionally, on June 1, 2022 the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. Tesla engaged in a mandatory mediation with the EEOC in June 2023, which did not result in a resolution.

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

Other Litigation Related to Our Products and Services

We are also subject to various lawsuits, including proposed class actions, that seek monetary and other injunctive relief. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016 to the present. On October 5, 2022 a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On March 22, 2023, the plaintiffs in the California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSDC), (2) cease the sale and activation of FSDC and deactivate FSDC on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSDC. Tesla opposed the motion.

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

On March 14, 2023 a proposed class action was filed in the U.S. District Court for the Northern District of California. Several similar complaints have also been filed in the same court and these cases have now all been consolidated. These complaints allege that Tesla violates federal antitrust and warranty laws through its repair, service, and maintenance practices and seeks, among other relief, damages for persons who paid Tesla for repairs services or Tesla compatible replacement parts from March 2019 to March 2023. On July 17, 2023, these plaintiffs filed a consolidated amended complaint.

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

We are also subject to various other legal proceedings, risks and claims that arise from the normal course of business activities. For example, during the second quarter of 2023, a foreign news outlet reported that it obtained certain misappropriated data including, purportedly, among other things, non-public Tesla business and personal information. While Tesla’s investigation remains ongoing, we are working with certain law enforcement and other authorities. If an unfavorable ruling or development were to occur in this or other possible legal proceedings, risks and claims, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.

Note 10 – Variable Interest Entity Arrangements

The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$74	$68
Accounts receivable, net	40	22
Prepaid expenses and other current assets	223	274
Total current assets	337	364
Solar energy systems, net	3,969	4,060
Other non-current assets	394	404
Total assets	$4,700	$4,828
Liabilities
Current liabilities
Accrued liabilities and other	$68	$69
Deferred revenue	9	10
Current portion of debt and finance leases	975	1,013
Total current liabilities	1,052	1,092
Deferred revenue, net of current portion	147	149
Debt and finance leases, net of current portion	485	971
Other long-term liabilities	2	3
Total liabilities	$1,686	$2,215

Note 11 – Segment Reporting and Information about Geographic Areas

We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues and gross profit by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Automotive segment
Revenues	$23,418	$16,068	$45,218	$34,208
Gross profit	$4,255	$4,137	$8,598	$9,669
Energy generation and storage segment
Revenues	$1,509	$866	$3,038	$1,482
Gross profit	$278	$97	$446	$25

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$11,332	$9,614	$22,579	$18,348
China	5,731	3,787	10,622	8,437
Other international	7,864	3,533	15,055	8,905
Total	$24,927	$16,934	$48,256	$35,690

The following table presents long-lived assets by geographic area (in millions):

	June 30,	December 31,
	2023	2022
United States	$23,842	$21,667
Germany	4,020	3,547
China	2,796	2,978
Other international	1,096	845
Total	$31,754	$29,037

The following table presents inventory by reportable segment (in millions):

	June 30,	December 31,
	2023	2022
Automotive	$12,148	$10,996
Energy generation and storage	2,208	1,843
Total	$14,356	$12,839

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

In 2023, we produced 920,508 consumer vehicles and delivered 889,015 consumer vehicles through the second quarter. We are currently focused on increasing vehicle production, capacity and delivery capabilities, reducing costs, improving and developing our vehicles and battery technologies, improving and further deploying our FSD capabilities, increasing the affordability and efficiency of our vehicles, bringing new products to market and expanding our global infrastructure.

In 2023, we deployed 7.54 GWh of energy storage products and 133 megawatts of solar energy systems through the second quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit solar energy systems.

During the three and six months ended June 30, 2023, we recognized total revenues of $24.93 billion and $48.26 billion, respectively, representing increases of $7.99 billion and $12.57 billion, respectively, over the same periods ended June 30, 2022. We continue to ramp production, build new manufacturing capacity, invest in research and development and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.

During the three and six months ended June 30, 2023, our net income attributable to common stockholders was $2.70 billion and $5.22 billion, respectively, representing a favorable change of $444 million and an unfavorable change of $361 million, respectively, over the same periods ended June 30, 2022. We continue to focus on improving our profitability through production and operational efficiencies.

We ended the second quarter of 2023 with $23.08 billion in cash and cash equivalents and investments, representing an increase of $890 million from the end of 2022. Our cash flows provided by operating activities during the six months ended June 30, 2023 and 2022 were $5.58 billion and $6.35 billion, respectively, representing a decrease of $768 million. Capital expenditures amounted to $4.13 billion during the six months ended June 30, 2023, compared to $3.50 billion during the same period ended June 30, 2022. Sustained growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects in upcoming periods.

Management Opportunities, Challenges and Uncertainties and 2023 Outlook

Automotive—Production

The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	Tooling
Gigafactory Nevada	Tesla Semi	Pilot production
Various	Next Generation Platform	In development
TBD	Tesla Roadster	In development

We are focused on growing our manufacturing capacity, which includes capacity for manufacturing new vehicle models such as our Cybertruck and next generation platform, and ramping all of our production vehicles to their installed production capacities as well as increasing production rate and efficiency at our current factories. The next phase of production growth will depend on the ramp at Gigafactory Berlin-Brandenburg and Gigafactory Texas, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.

These plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by new product and manufacturing technologies we introduce, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.

Automotive—Demand, Sales, Deliveries and Infrastructure

Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through products based on artificial intelligence such as Autopilot and FSD, and other software features, and delivering new vehicles, such as our upcoming Cybertruck. Moreover, we expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental regulations and initiatives.

However, we operate in a cyclical industry that is sensitive to political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, increases in interest rates and the liquidity of enterprise customers. For example, inflationary pressures have increased across the markets in which we operate. In an effort to curb this trend, central banks in developed countries raised interest rates rapidly and substantially, impacting the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction, including improved production innovation and efficiency at our newest factories and lower logistics costs, and focus on operating leverage will continue to benefit us in relation to our competitors, while our new products will help enable future growth.

As our production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. We are also committed to reducing the percentage of vehicles delivered in the third month of each quarter, which will help to reduce the cost per vehicle. As we expand our manufacturing operations globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, as other automotive manufacturers have announced their adoption of the North American Charging Standard (“NACS”) and agreements with us to utilize our Superchargers, we must correspondingly expand our network in order to ensure adequate availability to meet customer demands. We also remain focused on continued enhancements of the capability and efficiency of our servicing operations.

Energy Generation and Storage Demand, Production and Deployment

The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, including the announcement of a new Megafactory in Shanghai. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. For Powerwall, better availability and growing concerns over grid stability drive higher customer interest. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to seek to improve our installation capabilities and price efficiencies for Solar Roof. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and ensure the availability of qualified personnel, particularly skilled electricians, to support the ramp of Solar Roof.

Cash Flow and Capital Expenditure Trends

Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to be between $7.00 to $9.00 billion in 2023 and in each of the following two fiscal years.

Our business has recently been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to do more vertical integration, expand our product roadmap and provide financing options to our customers. At the same time, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and other potential variables such as rising material prices and increases in supply chain and labor expenses resulting from changes in global trade conditions and labor availability. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Automotive sales	$20,419	$13,670	$6,749	49%	$39,297	$29,184	$10,113	35%
Automotive regulatory credits	282	344	(62)	(18)%	803	1,023	(220)	(22)%
Automotive leasing	567	588	(21)	(4)%	1,131	1,256	(125)	(10)%
Total automotive revenues	21,268	14,602	6,666	46%	41,231	31,463	9,768	31%
Services and other	2,150	1,466	684	47%	3,987	2,745	1,242	45%
Total automotive & services and other segment revenue	23,418	16,068	7,350	46%	45,218	34,208	11,010	32%
Energy generation and storage segment revenue	1,509	866	643	74%	3,038	1,482	1,556	105%
Total revenues	$24,927	$16,934	$7,993	47%	$48,256	$35,690	$12,566	35%

Automotive & Services and Other Segment

Automotive sales revenue increased $6.75 billion, or 49%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to increases of 196,382 combined Model 3 and Model Y cash deliveries and 3,395 combined Model S and Model X cash deliveries year over year despite a negative impact from the United States dollar strengthening against other foreign currencies in the three months ended June 30, 2023 compared to the prior period. This was achieved from production ramping of Model Y globally. The increases were partially offset by lower average selling price on our vehicles driven by overall price reductions year over year.

Automotive sales revenue increased $10.11 billion, or 35%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase of 304,760 combined Model 3 and Model Y cash deliveries year over year despite a negative impact from the United States dollar strengthening against other foreign currencies in the six months ended June 30, 2023 as compared to the prior period. This was achieved from production ramping and partially offset by lower average selling price on our vehicles as mentioned above.

Automotive regulatory credits revenue decreased $62 million, or 18%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Automotive regulatory credits revenue decreased $220 million, or 22%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the recognition of $288 million in revenue in the first quarter of 2022 primarily due to changes in regulation which entitled us to additional consideration for credits sold previously.

Automotive leasing revenue decreased $21 million, or 4%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Automotive leasing revenue decreased $125 million, or 10%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decreases were primarily due to a decrease in direct sales-type leasing revenue driven by lower deliveries year over year, partially offset by an increase from our growing direct operating lease portfolio.

Services and other revenue increased $684 million, or 47%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Services and other revenue increased $1.24 billion, or 45%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increases were primarily due to an increase in used vehicle revenue driven by increases in volume, non-warranty maintenance services revenue as our fleet continues to grow, paid Supercharging revenue, insurance services revenue and retail merchandise revenue, partially offset by decreases in average selling price of used Tesla and non-Tesla vehicles.

Energy Generation and Storage Segment

Energy generation and storage revenue increased $643 million, or 74%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Energy generation and storage revenue increased $1.56 billion, or 105%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increases were primarily due to an increase in deployments of Megapack at a lower average selling price.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Cost of revenues
Automotive sales	$16,841	$10,153	$6,688	66%	$32,263	$21,067	$11,196	53%
Automotive leasing	338	368	(30)	(8)%	671	776	(105)	(14)%
Total automotive cost of revenues	17,179	10,521	6,658	63%	32,934	21,843	11,091	51%
Services and other	1,984	1,410	574	41%	3,686	2,696	990	37%
Total automotive & services and other segment cost of revenues	19,163	11,931	7,232	61%	36,620	24,539	12,081	49%
Energy generation and storage segment	1,231	769	462	60%	2,592	1,457	1,135	78%
Total cost of revenues	$20,394	$12,700	$7,694	61%	$39,212	$25,996	$13,216	51%

Gross profit total automotive	$4,089	$4,081			$8,297	$9,620
Gross margin total automotive	19.2%	27.9%			20.1%	30.6%

Gross profit total automotive & services and other segment	$4,255	$4,137			$8,598	$9,669
Gross margin total automotive & services and other segment	18.2%	25.7%			19.0%	28.3%

Gross profit energy generation and storage segment	$278	$97			$446	$25
Gross margin energy generation and storage segment	18.4%	11.2%			14.7%	1.7%

Total gross profit	$4,533	$4,234			$9,044	$9,694
Total gross margin	18.2%	25.0%			18.7%	27.2%

Automotive & Services and Other Segment

Cost of automotive sales revenue increased $6.69 billion, or 66%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Cost of automotive sales revenue increased $11.20 billion, or 53%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Cost of automotive sales revenue increased in line with the growth in deliveries year over year, as discussed above. The increase was partially offset by a decrease in the average combined cost per unit of our vehicles primarily due to decrease in material costs, lower manufacturing costs from better fixed cost absorption offset by higher outbound freight and duties. Our costs of revenue were also positively impacted by the IRA manufacturing credits earned during the current periods and by the United States dollar strengthening against our foreign currencies as compared to the prior periods.

Cost of automotive leasing revenue decreased $30 million, or 8%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Cost of automotive leasing revenue decreased $105 million, or 14%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decreases were primarily due to a decrease in direct sales-type leasing cost of revenue driven by lower deliveries year over year.

Cost of services and other revenue increased $574 million, or 41%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Cost of services and other revenue increased $990 million, or 37%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increases were in line with the changes in services and other revenue as discussed above.

Gross margin for total automotive decreased from 27.9% to 19.2% in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross margin for total automotive decreased from 30.6% to 20.1% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decreases were primarily due to lower average selling price on our vehicles, margin headwinds from underutilization of new factories, and a decrease in regulatory credits revenue, partially offset by the overall favorable change in our average combined cost per unit of our vehicles as discussed above.

Gross margin for total automotive & services and other segment decreased from 25.7% to 18.2% in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross margin for total automotive & services and other segment decreased from 28.3% to 19.0% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the automotive gross margin decrease discussed above, partially offset by an improvement in our services and other gross margin. Additionally, there was a higher proportion of services and other, which operated at a lower gross margin, within the segment during the first half of 2023 as compared to the prior year.

Energy Generation and Storage Segment

Cost of energy generation and storage revenue increased $462 million, or 60%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Cost of energy generation and storage revenue increased $1.14 billion, or 78%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, in line with the changes in Megapack deployments year over year, as discussed above. These increases were partially offset by improvements in production ramping that drove down the average cost per MWh of Megapack.

Gross margin for energy generation and storage improved from 11.2% to 18.4% in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross margin for energy generation and storage improved from 1.7% to 14.7% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increases were driven by the changes in Megapack revenue and cost per MWh as described above.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Research and development	$943	$667	$276	41%	$1,714	$1,532	$182	12%
As a percentage of revenues	4%	4%			4%	4%

Research and development (“R&D”) expenses increased $276 million, or 41%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. R&D expenses increased $182 million, or 12%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The overall increases were primarily driven by additional costs in the current period related to the pre-production phase for Cybertruck, AI and other programs.

R&D expenses as a percentage of revenue stayed consistent at 4% in the three and six months ended June 30, 2023 compared to the same periods in the prior year. Our R&D expenses have increased proportionately with total revenues as we continue to expand our product roadmap and technologies.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative	$1,191	$961	$230	24%	$2,267	$1,953	$314	16%
As a percentage of revenues	5%	6%			5%	5%

Selling, general and administrative (“SG&A”) expenses increased $230 million, or 24%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was driven by a $135 million increase in employee and labor costs primarily from increased headcount, including professional services and an $81 million increase in facilities related expenses.

SG&A expenses increased $314 million, or 16%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was driven by a $183 million increase in employee and labor costs primarily from increased headcount, including professional services and a $166 million increase in facilities related expenses. The increases were partially offset by a decrease of $52 million in stock-based compensation expense, primarily attributable to the lower stock-based compensation expense on the 2018 CEO Performance Award which was fully expensed as of December 31, 2022.

Restructuring and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Restructuring and other	$—	$142	$(142)	(100)%	$—	$142	$(142)	(100)%

During the three months ended June 30, 2022, we recorded impairment loss of $170 million as well as realized gains of $64 million in connection with converting our holdings of digital assets into fiat currency. We also recorded other expenses of $36 million related to employee terminations during the three months ended June 30, 2022.

Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Interest income	$238	$26	$212	815%	$451	$54	$397	735%

Interest income increased $212 million, or 815%, in the three months ended June 30, 2023 and increased $397 million, or 735%, in the six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively. This increase was primarily due to higher interest earned on our cash and cash equivalents and short-term investments in the three and six months ended June 30, 2023 as compared to the prior periods. This was driven by an increase in our short-term investments balance and rising interest rates.

Other (Expense) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Other income, net	$328	$28	$300	1071%	$280	$84	$196	233%

Other income, net, changed favorably by $300 million in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Other income, net, changed favorably by $196 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The favorable changes were primarily due to fluctuations in foreign currency exchange rates on our intercompany balances.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Provision for income taxes	$323	$205	$118	58%	$584	$551	$33	6%
Effective tax rate	11%	8%			10%	9%

Our provision for income taxes increased by $118 million, or 58%, in the three months ended June 30, 2023 and increased by $33 million, or 6%, in the six months ended June 30, 2023 as compared to the three months ended June 30, 2022 and six months ended June 30, 2022, respectively, primarily due to the change in our pre-tax income year over year and changes in mix of jurisdictional earnings.

Our effective tax rate increased from 8% to 11% in the three months ended June 30, 2023 and increased from 9% to 10% in the six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively, primarily due to changes in mix of jurisdictional earnings.

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

We expect to continue to generate net positive operating cash flow as we have done in the last four fiscal years. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities such as the Fremont Factory, Gigafactory Nevada, Gigafactory Shanghai and Gigafactory New York, the ramp of Gigafactory Berlin-Brandenburg and Gigafactory Texas, the construction of future factories, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger, including to support NACS, energy product installation capabilities and autonomy and other artificial intelligence enabled products.

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 30, 2023, as well as in the long-term.

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

As of June 30, 2023, we and our subsidiaries had outstanding $1.53 billion in aggregate principal amount of indebtedness, of which $1.02 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.

As of June 30, 2023, we had $15.30 billion and $7.78 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $3.85 billion and consisted primarily of Chinese yuan, euros and Canadian dollar. We had $5.16 billion of unused committed amounts under our credit facilities as of June 30, 2023. Certain of such unused committed amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to leased vehicles and our interests in those leases). For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other investments, to do more vertical integration, expand our product roadmap and provide financing options to our customers.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Net cash provided by operating activities	$5,578	$6,346
Net cash used in investing activities	$(6,018)	$(3,051)
Net cash used in financing activities	$(561)	$(2,320)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $768 million to $5.58 billion during the six months ended June 30, 2023 from $6.35 billion during the six months ended June 30, 2022. This decrease was primarily due to unfavorable changes in net operating assets and liabilities of $683 million and the decrease in net income excluding non-cash expenses, gains and losses of $85 million.

Cash Flows from Investing Activities

Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $4.13 billion for the six months ended June 30, 2023 and $3.50 billion for the six months ended June 30, 2022, mainly for the expansions of Gigafactory Texas, Gigafactory Berlin-Brandenburg, Gigafactory Shanghai and the Fremont Factory. We also purchased $1.81 billion and $476 million of investments, net of proceeds from maturities and sales, for the six months ended June 30, 2023 and June 30, 2022, respectively.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $1.76 billion to $561 million during the six months ended June 30, 2023 from $2.32 billion during the six months ended June 30, 2022. The decrease was primarily due to a $1.68 billion decrease in repayments of convertible and other debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

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

We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $694 million at June 30, 2023 and $473 million at December 31, 2022, assuming no foreign currency hedging.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

Tesla, Inc.

Date: July 21, 2023	/s/ Zachary J. Kirkhorn
Zachary J. Kirkhorn
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)